Form 10-K
period 2004-12-31
METALICO INC
filed 2005-03-31
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number: 001-32453

Metalico, Inc.

(Exact name of registrant as specified in its charter)

Delaware		52-2169780
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
incorporation or organization)

186 North Avenue East
Cranford, NJ	07016	(908) 497-9610
(Address of Principal Executive Offices)	(Zip Code)	(Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Name of each Exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter as such shares were privately placed and there was no public market for such shares.

Number of shares of Common stock, par value $.001, outstanding as of March 30, 2005: 7,963,543

METALICO, INC.
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I
Item 1.	Business	Page 1
Item 2.	Properties	Page 20
Item 3.	Legal Proceedings	Page 22
Item 4.	Submission of Matters to a Vote of Security Holders	Page 25

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	Page 25
Item 6.	Selected Financial Data.	Page 28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	Page 29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	Page 47
Item 8.	Financial Statements and Supplementary Data.	Page 48
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	Page 48
Item 9A.	Controls and Procedures.	Page 48

PART III
Item 10.	Directors and Executive Officers of the Registrant.	Page 49
Item 11.	Executive Compensation.	Page 54
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	Page 56
Item 13.	Certain Relationships and Related Transactions.	Page 59
Item 14.	Principal Accountant Fees and Services.	Page 62

PART IV
Item 15.	Financial Statements and Exhibits	Page 62
	Signatures	Page 66
Exhibit Index
Code of Business Conduct and Ethics
Subsidiaries
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Rule 13a-14(b)
Certification of CFO Pursuant to Rule 13a-14(b)

     This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance, and are identified by words such as “may,” “will,” “should,” “expect,” “scheduled,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or the negative of such terms or other similar words. You should read these statements carefully because they discuss our future expectations, and we believe that it is important to communicate these expectations to our investors. However, these statements are only anticipations. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the factors discussed under “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume any responsibility for the accuracy and completeness of such statements in the future. Subject to applicable law, we do not plan to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

PART I

Item 1. Business

     Metalico, Inc. (referred to in this 10-K Report as “the Company,” “Metalico,” “we,” “us,” “our,” and similar terms) operates in twelve locations through eight operating subsidiaries in two distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product manufacturing, fabricating, and smelting (“Lead Fabrication and Recycling”).

     Metalico, Inc. was originally organized as a Delaware corporation in 1997. In 1999 the original Metalico was merged into a Colorado corporation. Later that year, the surviving Colorado corporation was merged into a newly organized Delaware corporation named Metalico, Inc., which continues today as our holding company. Our common stock began trading on the American Stock Exchange on March 15, 2005 under the symbol “MEA.”

     We maintain a small corporate team that sets our strategic goals and overall strategy. We manage our operations on a decentralized basis, allowing each subsidiary autonomy for its purchasing and sales. The corporate team approves all acquisitions and operating budgets, allocates capital to the business units based upon expected returns and risk levels, establishes succession plans, ensures operations maintain a consistent level of quality, evaluates risk and holds management of the business units accountable for the performance of their business unit.

SUMMARY OF BUSINESS

Ferrous and Non-Ferrous Scrap Metal Recycling

     The Company has concentrated on acquiring and successfully consolidating scrap operations in Western New York State by initially acquiring companies to serve as platforms into which subsequent acquisitions would be integrated. We believe that through the integration of our acquired businesses, we have enhanced our competitive position and profitability of the operations because of broader distribution channels, elimination of redundant functions, greater utilization of operating assets, and improved managerial and financial resources.

     We are one of the largest full-service metals recyclers in Western New York, with five recycling facilities located in that regional market. Our operations primarily involve the collection and processing of ferrous and non-ferrous metals. We collect industrial and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our ultimate consumers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters, aluminum recyclers and metal brokers. We acquire unprocessed scrap metals primarily in our local and regional markets and sell to consumers nationally and in Canada as well as to exporters and international brokers. We are also able to supply quantities of scrap aluminum to our aluminum recycling facility described below. We believe that we provide comprehensive product offerings of both ferrous and non-ferrous scrap metals.

     Our platform facilities in Rochester and greater Buffalo are well located to highway access and are served by rail. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we manufacture de-oxidizing aluminum (“de-ox”), a form of refined aluminum, for the steel industry at our Lackawanna, New York aluminum recycling facility. De-ox is used by the steel industry during the steel-making process to remove oxygen from molten steel. The Lackawanna facility also produces other grades of refined aluminum used in aluminum casting applications.

     Our metal recycling business has collection and processing facilities in the following locations:

Location	Number of Facilities
Buffalo, New York	1
Lackawanna, New York (Hamburg)	2
Rochester, New York	3

     Ferrous Scrap Industry. Our ferrous (iron-based) products primarily include sheared and bundled scrap metal and other scrap metal, such as turnings and busheling, cast and broken cast iron. We and others in our industry anticipate that the demand for recycled ferrous metals will increase due to the continuing transformation of the world’s steel producers from virgin iron ore-based blast furnaces to newer, technologically advanced electric arc furnace mini-mills. The electric arc furnace process, which uses primarily recycled metal compared with the traditional steel-making process that uses significantly less recycled metal, is more environmentally sound and energy efficient. By recycling steel, scarce natural resources are preserved and the need to disrupt the environment with the mining of virgin iron ore is reduced. Further, when recycled metal is used instead of iron ore for new steel production, air and water pollution generated by the production process decrease and energy demand is reduced. Currently, almost half of domestic steel and much of foreign-based steel is produced using scrap in the electric arc furnace process.

     Non-Ferrous Scrap Industry. We also sort, process and package non-ferrous metals, which include aluminum, copper, stainless steel, brass, nickel-based alloys and high-temperature alloys, using similar techniques and through application of our technologies. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher unit selling prices of non-ferrous metals, which justify the cost of shipping over greater distances. Non-ferrous scrap is sold under multi-load commitments or on a single-load spot basis, either mill-direct or through brokers, to intermediate or end-users which include smelters, foundries and aluminum sheet and ingot manufacturers. Secondary smelters, utilizing processed non-ferrous scrap as raw material, can produce non-ferrous metals at a lower cost than primary smelters producing such metals from ore. This is due to the significant savings in energy consumption, environmental compliance, and labor costs enjoyed by the secondary smelters. These cost advantages, and the long lead-time necessary to construct new non-ferrous primary smelting facilities, have generally resulted in sustained demand and strong prices for processed non-ferrous scrap during periods of high demand for finished non-ferrous metal products.

Lead Fabrication and Recycling

     Through six physical operations located in five states, we consume approximately 127 million pounds of lead metal per year that are utilized in more than one hundred different base products. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding, electronic solders, ammunition, automotive, national defense industry, and others.

     Our Lead Fabrication and Recycling segment has production facilities in the following locations:

•	Tampa, Florida

•	Birmingham, Alabama

•	Granite City, Illinois

•	Carson City, Nevada

•	Healdsburg, California

•	Ontario, California

     Our sales are concentrated within four main product lines: sheet lead, shot, strip lead, and bulk lead. Sheet lead is produced in various sizes, thicknesses, and alloys based upon customer requirements. Sheets are rolled to various thicknesses, cut to customer specifications and shipped to roof flashing manufacturers, fabricators of radiation shielding, sound attenuation and roofing contractors and other users. Shot is produced and sold nationwide primarily to the recreational re-load market under the Lawrence and West Coast Shot brands. We also sell shot to cartridge manufacturers and industrial consumers. Shot is produced in several lead alloys and sizes. Strip lead is produced in rolls of various widths and lengths. Strip lead is used primarily in the roofing industry. Bulk lead is typically sold in pig, ingot, plate and rectangular form. Extruded wire and bar are used in plumbing applications, stained glass production, the electronics industry and the radiation shielding industry. Extruded pipe is used in the plumbing and roofing industries. Extruded products are available in flats, rounds, stars, pipe, and custom designed configurations. Other lead products include lead wool, anodes and babbitt.

     We also operate a secondary lead smelter in Tampa, Florida. The lead smelter recycles junk batteries and other lead-bearing waste into highly refined lead and lead alloys according to customer specifications, primarily for re-use in the manufacturing of automotive batteries and wheel weights, roofing and plumbing parts, boat keels, shot and other lead products

Business Strategies

     The Company’s core business strategy emphasizes continued growth of the ferrous and non-ferrous scrap metal recycling business through accretive acquisitions in existing and new markets, and maintaining and enhancing its status as an efficient and competitive producer of recycled metal and de-ox aluminum products, through investments in state-of-the-art manufacturing equipment and increased production efficiencies. Ferrous and non-ferrous scrap metal recycling represents approximately 82% and 73% of our operating income for the years ended December 31, 2004 and 2003, respectively, before corporate expenses, eliminations, impairment and other nonrecurring charges. Our ferrous and non-ferrous scrap metal recycling operations are the leading processors in their local markets. We intend to continue focusing on increasing our position as the premier recycled metals processor in our existing regional markets and vigorously exploring growth opportunities in contiguous and new geographic markets.

     Our Lead Fabrication and Recycling business generates reliable cash flows and does not require significant capital expenditures except in connection with the lead smelting facility in Tampa, Florida. We anticipate cost cutting and improved cash flows through integration of Mayco Industries L.L.C., (now known as Mayco Industries, Inc.), the Birmingham, Alabama based lead product fabricator and manufacturer that we completed acquiring on September 30, 2004. (Previously we had owned 50% of Mayco through a joint venture.) We do not currently intend to acquire additional smelting facilities and under certain conditions, we would consider divestiture of our facility. However, we will vigorously explore strategic opportunities to increase our market share in lead fabrication.

     Expansion of Scrap Recycling. We will continue to seek expansion opportunities both within our Western New York metropolitan markets and elsewhere in the eastern United States. We will look to continue leveraging owned facilities through strategic tuck-ins. We are considering developing an auto-shredding capacity, either through a strategic joint venture or internal growth, in order to compete in that segment of the scrap recycling industry. In new markets, the Company will identify and attempt to acquire platform facilities that provide growth opportunities. We will continue to grow through sales and marketing and explore selective joint ventures with metals processors and suppliers.

     Complete Value-Creating Acquisitions. Our strategy is to target acquisition candidates we believe will earn after-tax income in excess of our cost of capital. With a strong balance sheet, improving cash flows and available debt and equity capital, we believe the Company is in an attractive position to make acquisitions of operations fitting our long-term strategic plans, if reasonable purchase prices can be attained.

     Invest in State-of-the-Art Processing and Manufacturing. Our goal is to be an efficient and competitive producer of both recycled metals and fabricated lead products in order to maximize the operating margins for both operations. To meet this objective, we emphasize the cost-effective purchasing and efficient processing of metals. We have made significant investments in state-of-the-art equipment to ensure that our operations have cost effective technology producing high quality products and maximizing economies of scale. We have also made significant investments in facility improvements designed to enhance productivity and protect the environment. We continue to invest in modern equipment to improve the operating capabilities of our businesses. Over the last three years, we have spent $7.5 million on capital improvements.

     Capture Benefits of Integration. We have historically sought to capture the benefits of business integration whenever possible. Our aluminum melting and recovery facility located in Lackawanna, New York, outside of Buffalo, currently consumes many of the grades of aluminum scrap that the Buffalo and Rochester scrap yards process. This relationship allows these subsidiaries to take advantage of transportation efficiencies, to avoid some of the processing costs associated with preparing scrap for sale to third parties, to internalize pricing mark-ups, and to expand customer service. Intercompany transactions are executed at market rates so that no “selling” subsidiary is required to sacrifice more profitable “third-party” sales. We have installed a rotary furnace in our existing aluminum melting and recovery facility that should be operational by year end. The addition of this second furnace will expand the grades and volume of scrap processed by the facility and therefore improve the opportunities to realize benefits from expanded subsidiary interaction.

     The Company believes it enjoys a competitive advantage over non-vertically integrated lead fabrication and recycling companies as a result of its lead smelting and refining capabilities. Our secondary lead smelter has the capability to provide the lead fabrication and recycling facilities with a predictable, high quality supply of non-alloyed or alloyed lead for production of any of their lead-based products. The smelter also uses certain lead byproducts generated by the lead fabrication and recycling facilities as a raw material.

FERROUS AND NON-FERROUS SCRAP METAL RECYCLING

     Our recycling operations encompass buying, processing and selling scrap metals. The principal forms in which scrap metals are generated include industrial scrap and obsolete scrap. Industrial scrap results as a by-product generated from residual materials from metal product manufacturing processes. Obsolete scrap consists primarily of residual metals from old or obsolete consumer and industrial products such as doors and window frames, appliances, plumbing fixtures, automobiles and demolition of structures.

   Ferrous Operations

     Ferrous Scrap Purchasing. We purchase ferrous scrap from two primary sources: (i) manufacturers who generate steel and iron, known as prompt or industrial scrap; and (ii) scrap dealers, peddlers, auto wreckers, demolition firms, railroads and others who generate steel and iron scrap, known as obsolete scrap. We also collect ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes at these sources. In addition to these sources, we purchase, at auction or through competitive bidding, obsolete steel and iron from large industrial accounts. The primary factors that determine prices are market demand, competitive bidding, and the composition, quality, size, and quantity of the materials.

     Ferrous Scrap Processing. We prepare ferrous scrap metal for resale through a variety of methods including sorting, torching, shearing, cutting, baling, briquetting or breaking. We produce a number of differently sized and shaped products depending upon consumer specifications and market demand.

     Sorting. After purchasing ferrous scrap metal, we inspect the material to determine how it can most efficiently be processed to maximize profitability. In some instances, scrap may be sorted and sold without further processing. We separate scrap for further processing according to its size and metallurgical composition by using conveyor systems, front-end loaders, crane-mounted electromagnets or claw-like grapples.

     Torching, Shearing or Cutting. Pieces of oversized ferrous scrap, such as obsolete steel girders and used drill pipes, which are too large for other processing, are cut with hand-held acetylene torches, crane-mounted alligator shears or stationary guillotine shears. After being reduced to specific lengths or sizes, the scrap is then sold and shipped to those consumers who can accommodate larger materials in their furnaces, such as mini-mills.

     Baling. We process light-gauge ferrous metals such as clips and sheet iron, and by-products from industrial manufacturing processes, such as stampings, clippings and excess trimmings, by baling these materials into large, dense, uniform blocks. We use cranes, front-end loaders and conveyors to feed the metal into hydraulic presses, which compress the materials into cubes at high pressure to achieve higher density for transportation and handling efficiency.

     Briquetting. We process borings and turnings made of steel and iron into briquettes using cold briquetting methods, and sell these briquettes to steel mills or foundries. We possess the technology to control the metallurgical content of briquettes to meet customer specifications.

     Breaking of Furnace Iron. We process cast iron which includes blast cast iron, steel pit scrap, steel skulls and beach iron. Large pieces of iron are broken down by the impact of forged steel balls dropped from cranes. The fragments are then sorted and screened according to size and iron content.

     Ferrous Scrap Sales. We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for large consumers. Most of our consumers purchase processed ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. The price at which we sell our ferrous scrap depends upon market demand and competitive pricing, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of rail or truck transportation to the buyer. Ferrous scrap is shipped via truck and rail transportation. Ferrous scrap transported via truck is sold predominately to mills usually located in Pennsylvania, New York and metropolitan Toronto within eight hours of our recycling facilities. Ferrous scrap transported via rail can be shipped anywhere in the continental United States. Our recycling facilities ship primarily via rail to consumers in Pennsylvania, Ohio, Illinois, and Indiana. Ferrous scrap metal sales accounted for 28.7% of revenue for the year ended December 31, 2004. We believe our profitability may be enhanced by our offering a broad product line to a diversified group of scrap metal consumers. Our ferrous scrap sales are accomplished through a calendar month sales program managed regionally.

   Non-Ferrous Operations

     Non-Ferrous Scrap Purchasing. We purchase non-ferrous scrap from three primary sources: (i) manufacturers and other non-ferrous scrap sources who generate waste aluminum, copper, stainless steel, brass, nickel-based alloys, high-temperature alloys and other metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense, and recycling companies that generate obsolete scrap consisting primarily of copper wire, titanium and high-temperature alloys and used aluminum beverage cans; and (iii) peddlers who deliver directly to our facilities material which they collect from a variety of sources. We also collect non-ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes at the sources. The boxes are subsequently transported to our processing facilities usually by company owned trucks.

     A number of factors can influence the continued availability of non-ferrous scrap such as the level of manufacturing activity and the quality of our supplier relationships. Consistent with industry practice, we have certain long-standing supply relationships which generally are not the subject of written agreements.

     Non-Ferrous Scrap Processing. We prepare non-ferrous scrap metals, principally aluminum, stainless steel, copper and brass for resale by sorting, shearing, wire stripping, cutting, chopping, melting or baling.

     Sorting. Our sorting operations separate non-ferrous scrap manually and aided by conveyor systems and front-end loaders. In addition, many non-ferrous metals are identified and sorted by using grinders and spectrometers and by torching. Our ability to identify metallurgical composition is critical to maximizing margins and profitability. Due to the high value of many non-ferrous metals, we can afford to utilize more labor-intensive sorting techniques than are employed in our ferrous operations. We sort non-ferrous scrap for further processing and upgrading according to type, grade, size and chemical composition. Throughout the sorting process, we determine whether the material can be cost effectively processed further and upgraded before being sold.

     Copper and Brass. Copper and brass scrap may be processed in several ways. We sort copper predominantly by hand according to grade, composition and size. We package copper and brass scrap by baling, boxing and other repacking methods to meet consumer specifications.

     Aluminum and Stainless Steel. We process aluminum and stainless steel based on type of alloy and, where necessary, size the pieces to consumer specifications. Large pieces of aluminum or stainless steel are cut using crane-mounted alligator shears and stationary guillotine shears and are baled individually along with small stampings to produce large bales of aluminum or stainless steel. Smaller pieces of aluminum and stainless steel are boxed individually and repackaged to meet consumer specifications.

     The aluminum melting and recovery facility uses thermal technology in a sweat furnace to separate aluminum from scrap items such as gas meters, transmissions, engine blocks, window and door frames, kegs, and other aluminum scraps bearing iron content. When operational, the second furnace, a rotary furnace, will expand the quantity and variety of aluminum we can recycle to include turnings, road signs, cans, painted aluminum siding and other forms of aluminum scrap.

     Other Non-Ferrous Materials. We process other non-ferrous metals using similar cutting, baling and repacking techniques as used to process copper and brass. Other significant non-ferrous metals we process come from such sources as catalytic converters which contain precious metals, titanium, brass and high-temperature nickel-based alloys which are often hand sorted to achieve maximum value.

     Non-Ferrous Scrap Sales. We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of national and international economic activity, with prices generally linked to quotations for primary metal on the London Metal Exchange or COMEX Division of the New York Mercantile Exchange. Suppliers and consumers of non-ferrous metals also use these exchanges to hedge against metal price fluctuations by buying or selling futures contracts. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. Non-ferrous scrap is shipped predominately via third-party truck to consumers generally located east of the Mississippi River. Less than 5% of non-ferrous scrap sales are to foreign markets. Non-ferrous metal sales accounted for 35.8% of revenue for the year ended December 31, 2004. The Company does not use futures contracts to hedge prices for its products.

   Competition

     The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. We compete to purchase raw scrap with numerous independent recyclers and large public scrap processors as well as larger and smaller scrap companies engaged only in collecting industrial scrap. Many of these producers have substantially greater financial, marketing and other resources. Successful procurement of materials is determined primarily by the price and promptness of payment for the raw scrap and the proximity of the processing facility to the source of the unprocessed scrap. We compete in a global market with regard to the sale of processed scrap. Competition for sales of processed scrap is based primarily on the price, quantity and quality of the scrap metals, as well as the level of service provided in terms of consistency of quality, reliability and timing of delivery. Our competitive advantage derives from our ability to source and process substantial volumes, deliver a broad product line to consumers, transport the materials efficiently, and sell scrap in regional, national and international markets and to provide other value-added services to our customers.

     We occasionally face competition for purchases of unprocessed scrap from producers of steel products, such as integrated steel mills and mini-mills, that have vertically integrated their current operations by entering the scrap metal recycling business. Many of these producers have substantially greater financial, marketing and other resources. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap, which could result in lower prices for such products.

LEAD FABRICATION AND RECYCLING

   Products

     We manufacture a wide variety of lead-based products through our sheet lead, shot, strip lead, and bulk lead product lines used primarily in radiation protection, roofing, plumbing and recreational applications:

Products	Available Form	Application
Anodes	Ball; Chunk; Oval; Flat;	Plating: Cathodic Protection;
	Round; Star	Zinc/Copper Production

Antimony Alloys	Bar; Shot; Sheet Lead	Foundry; Ammunition;
Construction

Babbitt Alloys	Bar; Ingot; Wire	Bearing Assembly and Repair;
Capacitor Manufacturing

Britannia Alloys	Sheet; Strip	Engraving Metal; Organ Pipe;
Gasket

Came	Extruded Channel	Stained Glass Assembly and
Repair

Fusible Alloys	Bar; Wire	Low Melt; Radiation
Oncology

Lead Alloys	Bar; Ingot; Ribbon; Wire;	Industrial Assembly and
	Shot; Sheet; Type; Anode;	Repair; Stained Glass;
	Wood; Brick; Pipe; Nuclear	Plumbing; Radiator;Babbitt;
	Case	Pewter; Reloading

Lead Sheet	Sheet; Roll; Plate; Roof	Radiation Shielding; Sound
	Flashings	Attenuation; Roof flashing;
Storage Tanks; Shower Pans

Pewter	Bar; Ingot	Casting; Forming

Ribbon	Extruded and Roll Milled	Cladding; Performs; Assaying;
X-Ray; Utility; Photographic
Industry

Tin Alloys	Bar; Ingot; Wire; Sheet;	Industrial Assembly and
	Anode; Ribbon	Repair

Type Metals	Bar; Ingot	Work-holding Applications;
Corrosion Protection

Manufacturing Process

     Lead Shot: Ingot or bulk lead is melted at the top levels of shot towers and poured into steel sizing pans. The molten lead drops several stories through the tower, forming a sphere and hardening while in air and ultimately landing in a water tank. After additional processing, lead shot that meets specifications is sorted by size, polished, weighed and packaged as finished product.

     Sheet Lead: Ingot or bulk lead is melted and alloying elements are added. After impurities are removed from the surface, the molten lead is then poured into heated molds to form various sized slabs. The slabs are rolled down into lead sheet, strip, anodes, rolls and plates of desired thickness and cut to size.

     Extruded Product: Lead ingots in alloyed form are melted and poured into a precast die. After additional processing, the prepared lead is compressed. The cool, hardened product is then cut to the desired length and its thickness is measured to ensure the product meets specifications.

   Suppliers

     We obtain refined lead through multi-month contracts and on a spot market basis. We have historically bought large quantities of lead when we determined that commodity pricing was favorable, kept very limited amounts of finished product in inventory and scheduled production to fill orders. Principal sources of refined lead are domestic secondary lead smelters, imported primary lead marketed by brokers and, to a lesser extent, domestic primary lead smelters. We also generate refined lead by purchasing an extensive variety of scrap lead and refining it in our processing facilities. Changing lead markets may impact the Company’s ability to secure the volume of raw materials needed at pricing considered sustainable before driving consumers to consider substitute products.

   Sales, Markets and Customers Served

     We sell our lead fabrications nationally. Products are sold to distributors, wholesalers, and the plumbing and building trades and other consumers. We have stable, long-standing relationships with many of our customers in the Midwest and Northeast and throughout the western U.S. We sell substantial volumes of lead products used in home construction, such as lead flashings and sheet, in many parts of the nation.

     Our sales and marketing department consists of twelve internal salespeople who, in addition to sourcing leads for new business, function in a customer service role, working with existing customers. We also use independent sales representatives and product marketing organizations throughout the country.

   Competition

     Our lead fabrication and recycling facilities compete against one fabricator of similar products who distributes nationally, certain products of another fabricator based in the Southwest, and several smaller regional producers of similar products. To a lesser extent, we also compete against products imported from South America, Canada, Europe and Asia.

   Secondary Smelter and Refiner: Gulf Coast Recycling, Inc.

     In addition to providing product for resale to commodity metal users and fabricators, we seek to reduce raw material availability risk and reduce commodity price risk by owning and operating Gulf Coast Recycling, Inc. (“Gulf Coast”), a secondary lead smelter and refiner, as a source of supply to our fabricating operations. Gulf Coast recycles junk lead plate batteries into highly refined lead and lead alloys according to customer specifications, primarily for re-use in the manufacture of batteries, wheel weights, roofing and plumbing parts, boat keels, radiation protection products and other lead products. Gulf Coast regularly sells a portion of its production supply to our fabricators.

     As a result of strict environmental regulations, lead acid batteries are required to be recycled instead of disposed of in landfills or incinerated. A lead secondary smelting plant uses reclaimed lead battery plates, coke, limestone and cast iron to produce lead. Historically, other by-products of the refining process were discarded often haphazardly, leading to various environmental issues faced by all battery recyclers. The combination of increased environmental awareness, more refined recycling processes and better recycling technology have lead to the development of healthy secondary markets for many of the other by-products of battery recycling. A list of lead battery components and current end uses is shown below:

Recycled Components	End Uses
Lead Sulfates (oxides)	Soft Lead Alloys, Ammunition
Lead and Lead Alloys	Hard Lead Alloys, Fishing Lures, Wheel Weights
Battery Case Materials	New Battery Cases, Various Plastic Products
Sulfuric Acid	Liquid Fertilizer, Leather Processing

     The price of recycled lead is closely correlated to primary lead prices as quoted on the London Metal Exchange, with an active market for both primary and recycled product. Gulf Coast’s competitive strengths include geographic location (proximity to both suppliers of junk batteries and customers), price and long-term customer and supplier relationships. Our customers are located within trucking distance of our Tampa operation and, on a combined basis, have in the past utilized 100% of the smelting capacity of our facility. Because of the consistent, predictable demand from these long-term customers, Gulf Coast does not have a dedicated sales force to pursue additional contracts.

     Tolling arrangements provide stable streams of income in addition to securing sourcing arrangements, and have evolved as a result of environmental regulations that require a manufacturer to collect one junk battery with the sale of each new battery. As a result, manufacturers have a vested interest in maintaining a healthy secondary recycling market for their batteries. Tolling agreements also reduce transportation distances of raw materials, thereby potentially reducing transportation costs associated with raw materials sourced from more distant locations.

     Gulf Coast is supplied primarily by its tolling customer base and through open market purchases of junk batteries. We source industrial, marine, golf cart and automobile batteries as feedstock for our Gulf Coast smelting operations from a variety of supply sources available throughout the Southeast. Consistent feedstock sourcing is primarily a function of location and price.

     Competition: We believe that our major competitors in the North American lead market are eight secondary lead producers. Competition within the North American market is based primarily on plant location, quality, price, service, timely delivery and reliability. Due to its location within reasonable trucking distance of most of its major customers, Gulf Coast can provide timely delivery at a reasonable cost for those customers. We can also take advantage of Gulf Coast’s smelting capacity to reduce competitive pressures for source lead in our lead fabrication and recycling facilities. Gulf Coast is the only operating secondary lead smelter in Florida and enjoys transportation efficiencies as compared to other consumers of scrap lead and junk batteries that compete in Florida for similar raw materials. Combined with supplies provided by our tolling customers, junk batteries generated in the Florida market provide nearly all of Gulf Coast’s battery feedstock needs. We also buy scrap lead from various local sources in Florida.

Seasonality and other conditions

     Both the Scrap Metal Recycling and Lead Fabrication and Recycling segments of our business generally experience seasonal slowness in the months of July and December, as customers tend to reduce production and inventories. In addition, periodic maintenance shutdowns or labor disruptions at our larger customers may have an adverse impact on our operations. Our operations can be adversely affected as well by protracted periods of inclement weather or reduced levels of industrial production, which may reduce the volume of material processed at our facilities.

Employees

     At March 18, 2005, we had 462 employees. Forty-one of these employees, all employed in our Granite City, Illinois facility, are covered by a collective bargaining agreement which expires March 15, 2008. On January 12, 2005, a local of the International Union of Operating Engineers in Buffalo, New York filed a petition with the National Labor Relations Board seeking to organize ten employees of our Lake Erie Recycling Corp. subsidiary. The petition was withdrawn on January 31, 2005, but the local filed a new petition on March 16, 2005 seeking to represent 51 Lake Erie employees. A vote on union representation at Lake Erie Recycling is expected to take place in April 2005. At this time we do not know if the affected employees will vote to approve union representation pursuant to the petition or how any such representation would affect our operations at Lake Erie Recycling Corp. A strike or work stoppage could impact our ability to operate the Granite City facility or the Lake Erie Recycling Corp. facility. Our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees.

Segment reporting

     See Note 20 to the Company’s audited financial statements for the year ended December 31, 2004 located elsewhere in this report.

Available Information

     The Company makes available at no cost on its website, www.metalico.com, its reports to the SEC and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. Interested parties should refer to the Investors link on the home page of the Company’s website. In addition, the company’s Code of Business Conduct and Ethics, the charters for the Board of Directors’ Audit Committee and Compensation Committee, and its Statement of Nominating Principles and Procedures, all of which were adopted by our Board of Directors, can be found on the Company’s website through the Corporate Governance link on the Investors page. The Company will provide these governance documents in print to any stockholder who requests them. Any amendment to, or waiver of, any provision of the Code of Ethics and any waiver of the Code of Business Conduct and Ethics for directors or executive officers will be disclosed on our website under the Corporate Governance link.

RISK FACTORS

     Set forth below are risks that we believe are material to our business operations. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

     We are highly leveraged.

     As of December 31, 2004, we had $31.1 million of total debt outstanding, net of cash on hand of $734,000. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments, we may incur additional indebtedness in the future. We anticipate our debt service payment obligations during the next twelve months to be approximately $8.3 million, comprised of principal coming due within the next twelve months of $6.7 million plus interest of $1.6 million. As of December 31, 2004, approximately $17.7 million of our debt bears interest at variable rates and we may experience material increases in our interest expense as a result of increases in general interest rate levels. Based on actual amounts outstanding as of December 31, 2004, if the interest rate on our variable rate debt were to increase by 1%, our annual debt service payment obligations would increase by approximately $177,000. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:

     • a substantial portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;

     • our ability to obtain additional future financing for acquisitions, capital expenditures, working capital or general corporate purposes could be limited;

     • we have increased vulnerability to adverse general economic and metals recycling industry conditions; and

     • we are vulnerable to higher interest rates because interest expense on borrowings under our credit agreement (the “Credit Agreement’’) is based on margins over a variable base rate.

     Our business may not generate sufficient cash flow from operations and future working capital borrowings may not be available in an amount sufficient to enable us to service our indebtedness, or make necessary capital expenditures.

     All borrowings under our Credit Agreement will come due when it terminates in May 2009 and we may be unable to find replacement financing.

     Our indebtedness contains covenants that restrict our ability to engage in certain transactions.

     Our Credit Agreement contains covenants that, among other things, restrict our ability to:

     • incur additional indebtedness;

     • pay dividends;

     • prepay subordinated indebtedness;

     • dispose of some types of assets;

     • make capital expenditures;

     • create liens and make acquisitions; and

     • engage in some fundamental corporate transactions.

     Under our Credit Agreement, we are required to satisfy specified financial covenants, including an EBITDA covenant and a capital expenditure covenant. Although we currently expect to be in compliance with the covenants and to satisfy our financial tests, our ability to comply with these covenants may be affected by general economic conditions, industry conditions, severe negative market fluctuation in metal prices, and other events beyond our control. We would also be in violation of a covenant if Carlos Agüero, our Chairman, President, and Chief Executive Officer, for any reason failed to be involved in the day-to-day operations and management of our business. Our breach of any of these covenants could result in a default under our Credit Agreement. In the event of a default, the lender could elect not to make additional loans to us and to declare all amounts borrowed under our Credit Agreement, together with accrued interest, to be due and payable. In that event we would likely be unable to repay all such accelerated indebtedness.

     The metals recycling industry is highly cyclical.

     The operating results of the scrap metals recycling industry in general, and our operations specifically are highly cyclical in nature. They tend to reflect and be amplified by general economic conditions, both domestically and internationally. Historically, in periods of national recession or periods of slowing economic growth, the operations of scrap metals recycling companies have been materially and adversely affected. For example, during recessions or periods of slowing economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This leads to significant fluctuations in demand and pricing for our products. Economic downturns in the national and international economy would likely materially and adversely affect our results of operations and financial condition. Our ability to withstand significant economic downturns in the future will depend in part on our levels of capital, debt and liquidity.

     Import and export markets can be volatile.

     Our business may be adversely affected by increases in steel imports into the United States which will generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals. We could also be negatively affected by strengthening in the U.S. Dollar. For example, beginning in July 1998, the domestic steel industry and, in turn, the metals recycling industry suffered a dramatic and precipitous collapse, resulting in a significant decline in the price and demand for scrap metals. The decline in the steel and scrap metal sectors was the result, in large part, of the increase in steel imports flowing into the United States during the last six months of 1998 and our results of operations were adversely impacted by reduced steel production in the United States during fiscal 1999. Export markets, including Asia and in particular China, are important to the scrap metal recycling industry. Weakness in economic conditions in Asia and in particular slowing growth in China could negatively affect us.

     Changing lead markets may impact the Company’s ability to secure the volume of raw materials needed at pricing considered sustainable before driving consumers to substitute products. Our lead fabrication and recycling facilities may be adversely impacted by increases or decreases in lead pricing. A drop in the commodity price of lead would reduce revenues at the secondary lead smelter. The lead smelter may not be able to reduce costs enough to offset the impact of lost revenues. An increase in the cost of lead, the raw material of our lead fabrication and recycling facilities, could reduce the demand for product by making nonlead-bearing alternatives more cost attractive. Additionally, fluctuations in lead pricing could negatively impact the supply of raw material for either or both the secondary lead smelter and the fabricators.

     Prices of commodities we own may be volatile.

     Although we seek to turn over our inventory of raw or processed scrap metals as rapidly as possible, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond our control, including:

     • general economic conditions;

     • labor costs;

     • competition;

     • financial condition of our major customers;

     • the availability of imports;

     • the availability and relative pricing of scrap metal substitutes;

     • import duties; and

     • tariffs and currency exchange rates.

     In an increasing price environment, competitive conditions may limit our ability to pass on price increases to our customers. In a decreasing price environment, we may not have the ability to fully recoup the cost of raw scrap we process and sell to our customers.

     The profitability of our scrap recycling operations depends, in part, on the availability of an adequate source of supply.

     We acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap waiting for higher prices. If a substantial number of scrap suppliers cease selling scrap metals to us, we would be unable to recycle metals at desired levels and our results of operations or financial condition would be materially and adversely affected. In addition, the slowdown and loss of industrial production in the U.S. has reduced the supply of industrial grades of scrap.

     We depend on third-party carriers for virtually all of our outbound product distribution.

     Our products are usually transported to consumers from our facilities by third-party truck and rail carriers. Any interruption or delay in transportation services or any significant change in transportation costs could adversely affect our results of operations or financial condition.

     The loss of any member of our senior management team or a significant number of our managers could have a material adverse effect on our operations.

     Our operations depend heavily on the skills and efforts of our senior management team, including Carlos E. Agüero, our Chairman, President and Chief Executive Officer, Michael J. Drury, our Executive Vice-President and three other employees who constitute our Executive Management Team. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. While we have employment agreements with Messrs. Agüero and Drury and certain other members of our management team, we may nevertheless be unable to retain the services of any of those individuals. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our operations.

     The concentration of our customers and our exposure to credit risk could have a material adverse effect on our results of operations or financial condition.

     Sales to the Company’s ten largest customers represented approximately 31.5% of consolidated net sales for the year ended December 31, 2004. Sales to our largest customer represented approximately 5.6% of consolidated net sales for the year ended December 31, 2004. The loss of a significant customer or our inability to collect accounts receivables would negatively impact our revenues and profitability.

     The loss of export sales could adversely affect our results of operations or financial condition.

     The loss of any significant customers could adversely affect our results of operations or financial condition.

     In connection with the sale of our products, we generally do not require collateral as security for customer receivables. We have significant balances owing from some customers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of those receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations or financial condition.

     A significant increase in the use of scrap metal alternatives by current consumers of processed scrap metals could reduce demand for our products.

     During periods of high demand for scrap metals, tightness can develop in the supply and demand balance for ferrous scrap. The relative scarcity of ferrous scrap, particularly the “cleaner’’ grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets, to offer their products to our consumers. Although these alternatives have not been a major factor in the industry to date, we cannot assure you that the use of alternatives to scrap metals may not proliferate in the future if the prices for scrap metals rise or if the levels of available unprepared ferrous scrap decrease.

     Our operations are subject to stringent regulations, particularly under applicable environmental laws.

     We believe that we are currently in material compliance with applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. We can give no assurance, however, that we will continue to be in compliance or to avoid material fines, penalties and expenses associated with compliance issues in the future.

     The nature of our business and previous operations by others at facilities owned or operated by us make us subject to significant government regulation, including stringent environmental laws and regulations. Among other things, these laws and regulations impose comprehensive local, state, federal, foreign and supranational statutory and regulatory requirements concerning, among other matters, the treatment, acceptance, identification, storage, handling, transportation and disposal of industrial by-products, hazardous and solid waste materials, waste water, storm water effluent, air emissions, soil contamination, surface and ground water pollution, employee health and safety, operating permit standards, monitoring and spill containment requirements, zoning, and land use, among others. Various laws and regulations set prohibitions or limits on the release of contaminants into the environment. Such laws and regulations also require permits to be obtained and manifests to be completed and delivered in connection with the operations of our businesses, and in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material can be identified. This regulatory framework imposes significant actual, day-to-day compliance burdens, costs and risks on us. Violation of such laws and regulations may and do give rise to significant liability, including fines, damages, fees and expenses, and closure of a site. Generally, the governmental authorities are empowered to act to clean up and remediate releases and environmental damage and to charge the costs of such cleanup to one or more of the owners of the property, the person responsible for the release, the generator of the contaminant and certain other parties or to direct the responsible party to take such action. These authorities may also impose a tax or other liens to secure the parties’ reimbursement obligations.

     Environmental legislation and regulations have changed rapidly in recent years, and it is possible that we will be subject to even more stringent environmental standards in the future. For these reasons, future capital expenditures for environmental control facilities cannot be predicted with accuracy; however, if environmental control standards become more stringent, one may expect that the expenditures necessary to comply with them could increase substantially. Due to the nature of our Lead Fabrication and Recycling and Scrap Metal Recycling businesses, it is likely that inquiries or claims based upon environmental laws may be made in the future by governmental bodies or individuals against us and any other scrap metal recycling entities that the Company may acquire. The location of some of our facilities in urban areas may increase the risk of scrutiny and claims. We cannot predict whether any such future inquiries or claims will in fact arise or the outcome of such matters. Additionally, it is not possible to predict the amounts of all capital expenditures or of any increases in operating costs or other expenses that we may incur to comply with applicable environmental requirements, or whether these costs can be passed on to customers through product price increases.

     Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but that have been found to affect the environment and to create public rights of action for environmental conditions and activities. As is the case with lead fabrication and recycling and scrap metal recycling businesses in general, if damage to persons or the environment has been caused, or is in the future caused, by hazardous materials activities of the Company or its predecessors, the Company may be fined and held liable for such damage. In addition, we may be required to remedy such conditions and/or change procedures. Thus, there can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not be imposed on us in the future or that such liabilities, expenditures, fines or penalties will not have a material adverse effect on our results of operations and financial condition.

     We are subject to potential liability and may also be required from time to time to clean up or take certain remedial action with regard to sites currently or formerly used in connection with our operations. Furthermore, we may be required to pay for all or a portion of the costs to clean up or remediate sites we never owned or on which we never operated if we are found to have arranged for transportation, treatment or disposal of pollutants or hazardous or toxic substances on or to such sites. We are also subject to potential liability for environmental damage that our assets or operations may cause nearby landowners, particularly as a result of any contamination of drinking water sources or soil, including damage resulting from conditions existing prior to the acquisition of such assets or operations. Any substantial liability for environmental damage could materially adversely affect our operating results and financial condition, and could materially adversely affect the marketability and price of our stock.

     Contamination exists at certain of our sites, and we are responsible for certain off-site contamination as well. Such sites require investigation, monitoring and remediation. The existence of such contamination typically results in federal, state, local and/or private enforcement or cost recovery actions against the Company, possibly resulting in disruption of our operations, and/or substantial fines, penalties, damages, costs and expenses being imposed against us. We expect to require future cash outlays as we incur costs relating to the remediation of environmental liabilities and post-remediation compliance. These costs may have a material adverse effect on the Company’s results of operation and financial condition.

     Environmental impairment liability insurance, which we carry on our lead smelting facilities, is prohibitively expensive and limited in the scope of its coverage. Our general liability insurance policies in most cases do not cover environmental damage. If we were to incur significant liability for environmental damage not covered by insurance; or for which we have not adequately reserved; or for which we are not adequately indemnified by third parties; our results of operations and financial condition could be materially adversely affected.

     In the past we have upon occasion been found not to be in compliance with certain environmental laws and regulations, and have incurred fines associated with such violations which have not been material in amount. We may in the future incur additional fines associated with similar violations. We have also paid a portion of the costs of certain remediation actions at certain sites. No assurance can be given that material fines, penalties, damages and expenses resulting from additional compliance issues and liabilities will not be imposed on us in the future.

     There are risks associated with certain by-products of our operations. Our operations produce recurring amounts of wastes. For example, our secondary lead smelter generates slag as a waste product of the lead smelting process. The slag is tested for hazardous materials and if determined non-hazardous, disposed of at a local sanitary landfill. Slag that tests hazardous is put back into the furnace feedstock and rerun through the furnace. We can give no assurance, however, that such a process will be successful in continuing to remove hazardous contaminants or that the higher charges for waste handling and disposal will be avoided.

     Due diligence reviews in connection with our acquisitions to date and environmental assessments of our operating sites conducted by independent environmental consulting firms have revealed that some soil, surface water and/or groundwater contamination, including various metals, arsenic, petrochemical byproducts, waste oils, and volatile organic compounds, is present at certain of our operating sites. Based on our review of these reports, we believe that it is likely that migratory contamination at varying levels may exist at some of our sites, and we anticipate that some of our sites could require investigation, monitoring and remediation in the future. Moreover, the costs of such remediation could be material. The existence of contamination at some of our facilities could adversely affect our ability to sell our properties, and, will generally require us to incur significant costs to take advantage of selling opportunities. Descriptions of environmental proceedings pending at this time are set out in Item 3 below.

     We may be affected by environmental claims involving property in College Grove, Tennessee.

     The U.S. Environmental Protection Agency (the “EPA”) has asserted a claim against us in connection with superfund remediation activities in College Grove, Tennessee, as more fully described in Item 3 below. While we do not believe the Company is liable for the EPA’s claim, we can provide no assurance that the matter will be resolved or settled on terms acceptable to the Company. Liability for the full amount of the EPA’s claim could have a material adverse effect on the Company’s business and operations.

     There has been a limited established public trading market for our common stock, and we cannot guarantee that our stock price will not decline after the effective date of this report.

     Our common stock began trading on the American Stock Exchange on March 15, 2005 under the symbol “MEA.” We thus have a limited history of public market trading for our common stock, and we cannot predict the price at which our common stock will trade. The price at which our common stock trades may fluctuate significantly, particularly until an orderly market develops. Prices for our common stock will be determined in the trading markets and may be influenced by many factors, including our financial results, developments generally affecting our industries, the performance of each of our business segments, our capital structure (including the amount of our indebtedness), general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in metal prices, investor perceptions of our business and us, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other Risk Factors discussed in this report.

     Applicable Securities and Exchange Commission rules governing the trading of “penny stocks’’ limits the trading and liquidity of our common stock, which may affect the trading price of our common stock.

     Our common stock has at times traded below $5.00 per share. When stock trades below $5.00 per share it is considered a “penny stock’’ and is subject to Securities and Exchange Commission rules and regulations, which impose limitations upon the manner in which the shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. If our common stock is considered a “penny stock’’, these regulations would have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

     We may be affected by efforts to organize our employees.

     On January 12, 2005, a local of the International Union of Operating Engineers in Buffalo, New York filed a petition with the National Labor Relations Board seeking to organize ten employees of our Lake Erie Recycling Corp. subsidiary. The petition was withdrawn on January 31, 2005, but the local filed a new petition on March 16, 2005 seeking to represent 51 Lake Erie employees. A vote on union representation is expected to take place in April 2005. At this time we do not know if the affected employees will vote to approve union representation pursuant to the petition or how any such representation would affect our operations at Lake Erie Recycling Corp.

     Approximately 9% of our active employees, all located at our facility in Granite City, Illinois, are represented by the United Steelworkers of America. Our agreement with that union expires on March 15, 2008.

     Our operations present significant risk of injury or death.

     Because of the heavy industrial activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors of our operations, notwithstanding the safety precautions we take. Our operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration (“OSHA”). We have been fined in regard to some of these incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future and these types of incidents may have a material adverse effect on our financial condition.

Item 2. Properties

          Our facilities are generally comprised of:

•	indoor and outdoor processing areas;

•	various pieces of production equipment;

•	warehouses for the storage of repair parts and of unprocessed and processed ferrous and non-ferrous scrap;

•	storage yards for unprocessed and processed scrap;

•	machine or repair shops for the maintenance and repair of vehicles and equipment;

•	scales for weighing scrap;

•	loading and unloading facilities;

•	administrative offices; and

•	garages for transportation equipment.

     Our scrap processing facilities have specialized equipment and furnaces for processing various types and grades of scrap metal, which may include: grapples and magnets and front-end loaders to transport and process both ferrous and non-ferrous scrap, crane-mounted alligator or stationary guillotine shears to process large pieces of scrap, wire stripping and chopping equipment, balers and torch cutting stations. Processing operators transport inbound and outbound scrap on a fleet of rolloff trucks, dump trucks, stake-body trucks and lugger trucks.

     The majority of our outbound ferrous scrap products are shipped in rail cars generally provided by the railroad company which services each of the Company’s locations.

     Fabrication facilities include shot towers, rolling mills of various sizes, extrusion presses, mold casting lines, refining kettles, battery breaking equipment and a blast furnace used to process and make a variety of lead-based products.

     The following table sets forth information regarding our principal properties:

			Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned
Metalico, Inc.	Corporate Headquarters	3,500	N/A	Leased(1)
186 North Ave., East
Cranford, NJ
Lake Erie Recycling Corp.	Office/Scrap Processor/	312,966	13	Owned
127 Fillmore Ave	Metal/Storage
Buffalo, NY
Metalico Aluminum Recovery,	Office/Aluminum Melting/ De-ox	81,550	2	Leased(2)
Inc.	Production/Storage
1951 Hamburg Turnpike
Lackawanna, NY
Buffalo Hauling Corp.	Office/Scrap Handling/ Rail sitings	28,992	12	Leased(3)
1951 Hamburg Turnpike	for transshipping/Storage
Lackawanna, NY
Metalico Rochester, Inc.	Office/Scrap Processor/	74,175	12.7	Owned
1515 Scottsville, Rd	Metal/Storage
Rochester, NY
Metalico Rochester, Inc.	Office/Scrap Processor/	27,500	3.2	Owned
d/b/a Diversified	Metal/Storage
50 Portland Ave
Rochester, NY
Samuel Frank Metal Company,	Office/Scrap Processor/	30,000	6.25	Leased(4)
Inc.	Metal/Storage
600 West Ave
Rochester, NY
Gulf Coast Recycling, Inc.	Lead Smelting and Refining	92,987	10	Owned
1901 North 66th St
Tampa, FL

			Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned
Mayco Industries, Inc.	Office/ Lead Product	96,183	7.5	Owned
18 West Oxmoor Rd.	Fabrication and Manufacturing
Birmingham, AL
Metalico Granite City, Inc.	Office/ Lead Product Fabrication	180,570	12.5	Owned
1200 16th Street
Granite City, IL

Santa Rosa Lead Products, Inc.	Office/ Lead Product	14,000	1.5	Leased(5)
33 So. University St.	Fabrication and Storage
Healdsburg, CA
33 Healdsburg Ave	Warehouse	7,830	N/A	Leased(6)
Healdsburg, CA
3949 Guasti Rd.	Office/Production/Storage	6,000	N/A	Leased(7)
Ontario, CA

West Coast Shot, Inc.	Office/ Lead Product Fabrication	6,160	1.5	Owned
32 Red Rock Rd.
Carson City, NV

(1)	The lease on our corporate headquarters is currently scheduled to expire October, 31, 2005, subject to an automatic annual renewal clause that is effective unless we give notice at least four months prior to the then-effective termination date. The current annual rent is $79,332.

(2)	The lease currently expires April 30, 2006. We have the right to renew for two successive three-year periods. The annual rent is $146,860 for the year ending April 30, 2005 and $218,999 for the year ending April 30, 2006.

(3)	The lease currently expires May 31, 2007. We have the right to renew for two successive three-year periods. The annual rent is $66,872 for the year ending May 31, 2005, $68,878 for the year ending May 31, 2006, and $70,945 for the year ending May 31, 2007.

(4)	The lease currently expires November 17, 2005. We have the right to renew for one additional year. The annual rent is $90,000. We also have an option to purchase the underlying premises for a price to be determined. The option expires upon the expiration of the term of the lease, including any renewal term.

(5)	The lease currently expires September 30, 2009. At this time the landlord is constructing additional space at the same location. Until such time as we can occupy the newly constructed space (“Substantial Completion”), the monthly rent is $3,500. Upon Substantial Completion, the monthly rent will increase to $8,000. As of April 1, 2007, the monthly rent will increase to $8,400 and the annual rent will be $100,800.

(6)	We occupy this warehouse on a month-to-month lease at a monthly rent of $2,556. Upon occupancy of the newly constructed space described in note (5) above, we will terminate the lease and vacate this space.

(7)	The lease currently expires June 15, 2007. The annual rent is $53,375 for the year ending June 15, 2005, $55,017 for the year ending June 15, 2006, and $56,660 for the year ending June 15, 2007.

          We also have an agreement to sell 3.7 acres of real property in Atlanta, Georgia previously occupied by our Metalico-Evans, Inc. subsidiary. Consummation of this agreement is not certain.

          We believe that our facilities are suitable for their present and intended purposes and that we have adequate capacity for our current levels of operation.

Item 3. Legal Proceedings

     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. We are involved in litigation and environmental proceedings as described below.

COLLEGE GROVE, TENNESSEE

     In 2000, the Company received correspondence from the United States Environmental Protection Agency (the “EPA”) alleging potential liability for a release of hazardous substances from at least 16 properties (and potentially one additional property) contaminated with lead leaching from contaminated waste battery chips in and around College Grove, Tennessee (collectively the “Site”). No accrual for remediation costs was recorded by the Company at that time because it was not able to reasonably estimate the amount of any range of potential obligation for remediation of the Site.

     The Company subsequently received a letter from the EPA dated January 27, 2003 (the “Notice”) that included a demand for payment of approximately $10,298,000 plus interest for response costs relating to the EPA’s determination that there was a release of hazardous substances from the Site. The EPA alleges battery chips were stockpiled between 1950 and 1970 by General Smelting and Refining, Inc. (“GSR”), which subsequently became a Company subsidiary, made available to the general public during that time period, and transported from the GSR plant facility to the properties that make up the Site. The 2003 letter from the EPA stated that it has cleaned 86 properties relating to the Site and excavated/disposed of approximately 91,000 tons of contaminated soil and battery chip debris. The letter also stated the EPA anticipates that (i) additional funds may be expended on the Site, (ii) the Company is potentially liable for such expenditures plus interest, and (iii) the demand for payment amount is preliminary, and does not limit the EPA from providing a revised figure as additional costs are identified. In its letter the EPA also sought Metalico Inc.’s agreement to assume responsibility for any future removal and other remediation activities that are discovered relating to the Site.

     The Company responded to the Notice on April 4, 2003 through its external legal counsel. The response pointed out that the Company, our Metalico-College Grove, Inc. subsidiary (“MCG”), which purchased certain assets from GSR as discussed below, and GSR are separate corporations. The response also observed that GSR is not the owner or operator of the Site and argued, based on certain deposition testimony in a prior case, that GSR did not arrange for deposit of hazardous materials on the Site. The response also pointed out that neither the Company nor MCG are or could be “arrangers” with respect to the disposal of the subject hazardous materials. Finally, the response argued that under governing federal and state law pertaining to the relationship of parent and subsidiary companies neither the Company nor MCG has any liability for the alleged activities of GSR.

     The EPA replied to the Company’s response on June 28, 2004, when it issued a Third Request for Information (the “Third Request Letter”). The Third Request Letter stated that it was intended to help the EPA evaluate information previously provided by the Company but also increased the EPA’s demand for costs through June 23, 2004 to approximately $11,778,000. The Company’s external legal counsel filed a response to the Third Request Letter with the EPA on September 10, 2004. In October 2004, the EPA asked the Company to consider entering into a tolling agreement for purposes of tolling any statute of limitations potentially applicable to the EPA’s claim. In January of 2005 the Company and the EPA entered into an agreement to toll any such statute of limitations for the period from January 19, 2005 through May 31, 2005.

     On February 25, 2005, the EPA responded to the Company’s April 4, 2003, letter and submission of additional information (the “February 2005 Letter”). In that letter, the EPA stated that its claim was now approximately $11,871,000 and made demand for that amount “from Metalico and GSR.” While stating again the EPA’s belief that GSR is liable as an arranger, the February 2005 Letter also acknowledged that “EPA is not questioning the propriety of th[e] asset purchase” by which MCG acquired the new plant assets of GSR, and further “acknowledged the legal hurdles associated with piercing the corporate veil or holding a parent directly liable” under applicable environmental law. Nonetheless, the February 2005 Letter stated “EPA sees no practical distinction between GSR and Metalico,” and thus asserted its view that Metalico “should ... fund EPA’s cleanup at the Site.” However, the February 2005 Letter also solicits a settlement offer from Metalico and GSR and further states that that the “EPA is willing to consider a schedule for payment over time, as well as a reduction in the total amount demanded from Metalico and/or GSR.”

     On March 23, 2005, the Company’s external legal counsel replied to the February 2005 Letter. The reply acknowledged the EPA’s concessions in the February 2005 Letter and reiterated the legal bases for the independent corporate existences of Metalico, Inc. and GSR. However, the Company also agreed to develop a good-faith settlement offer as requested, consistent with the Company’s understanding of the facts and law of this matter and its evaluation of the legal strengths and weaknesses of the EPA’s case.

     External legal counsel has advised us that it is too early at this time to determine whether or how the matter could be settled or how the EPA will react to any additional offer the Company might determine appropriate to make, whether the matter will result in litigation, or what the ultimate outcome will be. As a result, management and the Company’s legal counsel are unable to reasonably estimate the amount of ultimate liability, if any, which may be incurred with respect to this matter. Unless and until any settlement is entered into, the Company intends to vigorously contest the EPA’s claim. The financial statements accompanying this report do not include any adjustments that might result from the outcome of this uncertainty.

     On June 17, 2004, the Tennessee Department of Environment and Conservation (“TDEC”) requested reimbursement from the Company of approximately $57,000 for costs incurred through October 2002 by the State in connection with the same College Grove properties. On December 14, 2004, TDEC increased its request to approximately $58,000 for costs incurred through November 2003. The Company has contested TDEC’s claims largely on the same bases cited in its submissions to the EPA. As of March 29, 2005, TDEC had not responded to correspondence from the Company dated January 25, 2005 setting forth the Company’s reasons for denying the claims.

TAMPA, FLORIDA

     Our Gulf Coast Recycling, Inc. subsidiary (“Gulf Coast”), located in Tampa, Florida, is a party to these consent orders:

       1. A Consent Order filed by the EPA on April 20, 1981 required Gulf Coast to determine on-site contamination of soils and groundwater, implement a remedial plan and reduce the concentration of heavy metals in the storm discharge. The storm water discharge was eliminated several years ago and the extent of any contamination was delineated. At this time, on-going compliance requirements are met under the Resource Conservation Recovery Act (“RCRA”) and the Hazardous Solid Waste Act (“HSWA”) permits that were issued to Gulf Coast in January 2000.

       2. Under an Agreed Interim Order with the Florida Department of Environmental Protection effective May 16, 1994, Gulf Coast was required to implement an EPA-approved remedial plan for on-site contamination. All remediation has been completed. There are no direct costs associated with this Order.

       3. A Consent Decree filed on February 1, 1991 by the EPA required Gulf Coast to pay response costs and remediate off-site contaminated soils at the Superfund Kassouf-Kimerling Site in Hillsborough County, Florida. The site was completely remediated in 1994 and in 2002 the decree was supplemented by a Letter of Agreement which addressed the response costs and Gulf Coast’s financial assurance for oversight and monitoring. There is an annual cost to maintain the $63,000 Letter of Credit.

       4. Pursuant to an Administrative Order on Consent filed by the EPA on March 17, 2004, Gulf Coast agreed to remediate a residential site located in Tampa, Florida and identified as the River Hills Battery Site. Remediation has been completed. Gulf Coast has filed suit against Henry N. Black, a Florida property owner and potentially responsible party, for contribution in connection with the cost of remediation for the River Hills Battery Site.

     The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.

Item 4. Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered in this report except for the incurrence of the debt under our November Convertible Notes described in Paragraph 9 of Item 13 below, which required the consent of at least 67% of the holders of our preferred stock. Holders of 99.6% of the outstanding shares of our preferred stock voted in favor of the transaction.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     Trading in our common stock commenced on the American Stock Exchange on March 15, 2005 under the symbol “MEA.” The table below sets forth, on a per share basis for the period indicated, the high and low closing sale prices for our common stock as reported by the American Stock Exchange.

	Price Range
	High	Low
Fiscal Year 2005
First Quarter (March 15 through March 28)	$5.88	$4.80

     The closing sale price of our common stock as reported by the American Stock Exchange on March 28, 2005 was $5.88.

Holders

     As of March 29, 2005, there were 378 holders of record of our common stock, 21 holders of warrants to purchase our common stock, 18 holders of record of our convertible preferred stock, 18 holders of convertible notes issued between November 18, 2004 and December 9, 2004, and 53 holders of stock options exercisable for shares of our common stock.

Dividends

     We have never declared or paid dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future. Instead, we anticipate that all our earnings, if any, in the foreseeable future will be used to finance the operation and growth of our business. In addition, our ability to pay dividends to holders of our capital stock is limited by our senior secured credit facility. Any future determination to pay dividends on our common stock is subject to the discretion of our board of directors and will depend upon various factors, including, without limitation, our results of operations and financial condition. In addition, at this time our senior secured credit facility prohibits the payment of dividends. There is no preferred dividend accrued or accruing on our preferred stock. The holders of our preferred stock will share with common stockholders on an as-converted basis in all dividends declared on common stock, if any. The preferred stock ranks senior to the common stock as to the payment of dividends.

Recent Sales of Unregistered Securities

     The following is a description of all securities sold by the Company during the year ending December 31, 2004 that were not registered under the Securities Act of 1934:

       1. In May of 2004, we exchanged 16,510,658 newly issued shares of new preferred stock (convertible to common stock on a one-to-one basis) in exchange for the 7,155,435 shares of our Class A preferred stock and Class B preferred stock outstanding at that time (which were convertible to 12,402,732 shares of common stock) and the rights to all accrued dividends on our Class A preferred stock and Class B preferred stock. Our Class A preferred stock and Class B preferred stock was then cancelled.

       2. In June of 2004, we issued 435,000 shares of our common stock to Carlos E. Agüero, our President and Chief Executive Officer, in exchange for and satisfaction of debt payable to Mr. Agüero in the amount of $870,000.

       3. In June of 2004 we issued warrants to our Executive Vice President, Michael J. Drury, and our Senior Vice President and Chief Financial Officer, Eric W. Finlayson, to purchase 90,000 shares and 10,000 shares, respectively, of our common stock at an exercise price of $.01 per share. The warrants were awarded as compensation in recognition of services performed on behalf of the Company and its subsidiaries. Both warrants were fully vested upon issuance and would expire if not exercised on or before June 1, 2009.

       4. In June of 2004, we issued 10,000 shares of our common stock to Mr. Finlayson upon his exercise of the warrant to purchase that number of shares described above in the immediately preceding paragraph.

       5. On September 1, 2004, we issued a total of 50,000 shares of our common stock to eight charities upon their exercises of options to purchase, collectively, that number of shares at an exercise price of $1.10 per share. The options were originally granted to Bret R. Maxwell, a director of the Company and the representative of five investment funds that hold preferred stock in the Company, on September 1, 1998 and were subsequently donated to the charities by Mr. Maxwell with the consent of the Company.

       6. From July 30, 2004 through September 30, 2004, we offered certain of our managers and supervisors (other than executive officers) the opportunity to buy our common stock at a rate of $2.25 per share in compensation for their continuing efforts on behalf of the Company and its subsidiaries. Thirteen managers and supervisors purchased an aggregate total of 87,830 shares of our common stock pursuant to the offer.

       7. On September 30, 2004, the Company issued the September Convertible Notes described in Paragraph 8 of Item 13 below. The aggregate face amount of all outstanding September Convertible Notes was $3,850,000. The September Convertible Notes accrued interest at a rate of 7% per annum and were scheduled to mature on September 30, 2005. Individual noteholders, at their respective options, were entitled to convert the outstanding principal balances of their respective notes into shares of the Company’s common stock at a conversion price of $2.75 per share on or before March 29, 2005. All debt evidenced by September Convertible Notes was converted to shares of our common stock, resulting in the issuance of 1,400,000 shares.

       8. Between November 18, 2004 and December 15, 2004, the Company issued the November Convertible Notes described in Paragraph 9 of Item 13 below. The aggregate face amount of all outstanding November Convertible Notes is $4,422,375. Individual noteholders may, at their respective options, convert the outstanding principal balances of their notes into shares of the Company’s common stock at a conversion price of $3.25 per share at any time prior to the noteholder’s respective maturity date. Each November Convertible Note bears interest at a rate of 7% per annum and matures on the second anniversary of its date of issuance. The outstanding principal balance of the November Convertible Notes will automatically convert to shares of our common stock at the conversion price of $3.25 per share at such time as (a) the common stock underlying such conversion has been registered under applicable securities laws and our common stock issued upon conversion of the November Convertible Notes is freely tradable and (b) shares of our common stock have traded for a price equal to or greater than $4.00 per share for twenty trading sessions on the American Stock Exchange or a comparable securities exchange or its equivalent. Each holder of a November Convertible Note also received warrants to purchase 0.20 shares of our common stock for every one share of our common stock to which the principal amount of such holder’s respective November Convertible Note may be converted, exercisable for a period of three years from the date of the Note with an exercise price of $4.00 per share.

       9. In November of 2004 we issued 200,000 shares of our common stock to the sole stockholder of Samuel Frank Metal Company, Inc., a New York corporation (“Frank Metal”), as part of the consideration for our purchase of Frank Metal. The stockholder has the right to put all or any portion of the stock delivered to him to us for a price of $5.00 per share at any time, or from time to time, from and after November 18, 2005, provided that our obligation to accept the put terminates if, from and after such time as any and all legal restrictions (including without limitation any restrictions imposed by applicable securities law) on the stockholder’s ability to transfer the stock have been removed, and before we have received a written demand for payment from the stockholder, shares of our common stock have traded for a price equal to or greater than $5.00 per share for twenty trading sessions on the American Stock Exchange or a comparable securities exchange or its equivalent.

       10. In December of 2004, six of our employees exercised a total of 44,133 options to purchase our common stock (at either $2.50 or $1.00 per share, depending on the date of the original grant) that were due to expire by the end of the year. These employees included Michael J. Drury, our executive vice president, who purchased 10,000 shares at a rate of $2.50 per share and 15,000 shares at a rate of $1.00 per share, and Eric W. Finlayson, our senior vice president and chief financial officer, who purchased 1,508 shares at a rate of $2.50 per share and 5,500 shares at a rate of $1.00 per share.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
(Unaudited)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000
	($ thousands, except share data)
Selected Income Statement Data:
Revenue	$115,363	$61,322	$59,262	$71,436	$81,338

Costs and expenses
Operating expenses	91,930	50,400	46,439	59,511	65,141
Selling, general and administrative expenses	9,417	5,303	6,016	6,963	7,416
Depreciation and amortization	2,951	2,068	2,085	2,723	2,527

	104,298	57,771	54,540	69,197	75,084

Operating income	$11,065	$3,551	$4,722	$2,239	$6,254

Income from continuing operations(1)	$7,093	$4,853	$3,850	$10,156	$1,788
Discontinued operations(2)	(429)	(2,872)	(1,051)	68	(6,483)

Net income (loss)	$6,664	$1,981	$2,799	$10,224	$(4,695)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.40	$0.53	$0.35	$1.50	$0.10
Discontinued operations, net	(0.03)	(0.50)	(0.18)	0.01	(1.13)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000
	($ thousands, except share data)
Net income (loss)	$0.37	$0.03	$0.17	$1.51	$(1.03)

Diluted:
Income (loss) from continuing operations	$0.31	$0.21	$0.17	$0.54	$0.11
Discontinued operations, net	(0.02)	(0.13)	(0.05)	—	(.40)

Net income (loss)	$0.29	$0.08	$0.12	$0.54	$(0.29)

Weighted Average Common Shares Outstanding:
Basic	16,021,575	5,727,243	5,733,418	5,741,856	5,741,856

Diluted	22,856,379	22,805,670	22,468,655	18,919,584	16,236,834

Selected Balance Sheet Data:
Total Assets	$92,963	$58,031	$53,882	$55,930	$70,247
Total Debt (Including Current Maturities).	$31,835	$11,001	$9,195	$13,926	$39,618
Redeemable Preferred and Common Stock	$1,200	$9,023	$8,673	$7,474	$3,750
Stockholders Equity	$45,500	$20,708	$20,577	$19,763	$11,090

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis includes forward-looking statements. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Please refer to “Special Note Regarding Forward-Looking Statements” for more information. The results for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

General

     We operate primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”), and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals (“Lead Fabrication and Recycling”). The Scrap Metal Recycling segment includes scrap metal recycling yards located in Buffalo and Rochester, New York, and an aluminum de-ox plant and a scrap handling company each located in Lackawanna, New York.

     The Lead Fabrication and Recycling segment includes five lead fabrication and recycling plants located in Birmingham, Alabama; Healdsburg and Ontario, California; Carson City, Nevada and Granite City, Illinois and a secondary lead smelting and refining plant located in Tampa, Florida.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

     We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Contingencies

     We establish reserves for estimated liabilities, which primarily includes environmental remediation. A loss contingency is accrued when our assessment indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Our estimates are based upon currently available facts and presently enacted laws and regulations. These estimated liabilities are subject to revision in future periods based on actual costs or new information.

Valuation of Long-lived Assets and Goodwill

     We regularly review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be reviewed at least annually for impairment based on the fair value method. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 30 years.

Revenue Recognition

     The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer, and collectibility is reasonably assured which is upon shipment. Brokerage sales are recognized upon receipt of the materials by the customer. Brokerage sales and costs are reported net in product revenues. The Lead Fabrication and Recycling segment records revenue when goods are shipped and when services are performed under tolling agreements. Tolling arrangements are provided by our smelting plant and occasionally by our shot manufacturers. Based on a per pound fee, our smelting plant receives a customer’s junk batteries (auto, golf cart, marine, etc.) and will return refined lead alloyed to the customer’s specifications. For our shot manufacturers a customer will deliver recovered shot and, for a fee, be supplied new shot sized and alloyed to the customer’s specifications. Ferrous and nonferrous recycled metal sales and sales of finished lead are generally made on open account. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore no provisions are made when the sale is recognized.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $606,000, $292,000, and $287,000 at December 31, 2004, 2003, and 2002, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

     The loss of any significant customer could adversely affect our results of operations or financial condition. While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or any weakness in the steel, metals, or construction industry could adversely impact our future earnings.

Inventory

     Our inventories consist of ferrous and non-ferrous scrap metals and lead metals and lead products. Inventories are valued at the lower of cost or market determined on a first-in, first-out basis. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using techniques including observation, weighing and estimates. Prices of commodities we own may be volatile. We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to turn our inventories promptly and efficiently.

Deferred Taxes

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Generally accepted accounting principles require the recording of a valuation allowance against the net deferred tax asset if it is “more likely than not” that the Company will not be able to utilize the benefits to offset future taxes. Management judgment is required in determining the Company’s valuation allowance and the recoverability of the deferred tax asset. It is based on estimates of future taxable income and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance would need to be recorded.

RESULTS OF OPERATIONS

     The Company is divided into two industry segments: Scrap Metal Recycling, which breaks down into two general product categories, ferrous and non-ferrous metals, and Lead Fabrication and Recycling, comprised of lead fabrication and recycling and lead smelting.

     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication and Recycling segment ($, pounds and tons in thousands):

	Revenues
	December 31, 2004			December 31, 2003			December 31, 2002
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
				(Weight in thousands)
Scrap Metal Recycling
Ferrous metals (tons)	145.9	$33,042	28.7	117.7	$13,037	21.3	98.5	$9,539	16.1
Non-ferrous metals (lbs.)	60,071	$41,329	35.8	52,255	$25,081	40.9	56,190	$23,300	39.3

	Revenues
	December 31, 2004			December 31, 2003			December 31, 2002
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
				(Weight in thousands)
Scrap Handling		$3,362	2.9

Total Scrap Metal Recycling		$77,733	67.4		$38,118	62.2		$32,839	55.4

Lead Fabrication and Recycling
Fabricating (lbs.)	36,005	$26,931	23.3	27,248	$13,423	21.9	29,950	$17,085	28.8
Smelting (lbs.)	12,880	$5,902	5.1	11,881	$2,756	4.5	9,139	$2,028	3.5
Tolling	25,581	$4,797	4.2	39,315	$7,025	11.4	39,599	$7,310	12.3

Total Lead Fabrication and Recycling	74,466	$37,630	32.6	78,444	$23,204	37.8	78,688	$26,423	44.6

Total Revenue		$115,363	100.0		$61,322	100.0		$59,262	100.0

     The results of the Scrap Metal Recycling segment operations depend in large part upon demand and prices for recycled metals in world markets and steel products in the Northeastern United States. For example, increasing steel demand and prices led to improved profitability for the industry during the years 1995 through 1997. However, during the years 1998 and 1999, the Asian financial crisis severely curtailed demand and decreased prices, causing a negative impact on the results of our Scrap Metal Recycling segment. During the year 2000, the Company saw demand for recycled metal rise, but unusually large supplies of recycled ferrous metal became available from certain countries that were part of the former Soviet Union, thereby holding prices down. In addition, domestic demand for finished steel products was strong, but lower cost imports, primarily from Asia, caused average prices to generally decline. In the year 2001, the demand for recycled metals declined in the United States as domestic steel production declined; however, demand in Asia, particularly in China, remained firm. Selling prices also continued to be adversely affected by supplies coming out of the former Soviet Union and during the first six months of the year 2002, recycled metals prices approached record lows due primarily to this surplus coupled with weak domestic demand. Domestic demand for finished steel products declined due to the slowing United States economy and competition from lower cost imports. The result was a record low average net selling price for the ferrous manufacturing business during the year 2002.

     During the second half of the year 2002, certain countries of the former Soviet Union started imposing export tariffs and bans on recycled ferrous metal. As a result, recycled ferrous metal supplies to global markets declined causing prices to increase. Demand, which is being fueled primarily by Asia, continued to remain strong and the Company continues to experience improved market conditions. Throughout much of the remainder of the year 2003, selling prices continued to rise primarily due to the tight supply of ferrous metal available in the export market and the weakness of the U.S. dollar relative to other foreign currencies.

     The ferrous manufacturing business saw higher average selling prices and higher sales volumes during the 2003 and into 2004 due primarily to a higher valued product sales mix and lower volumes of competing imported steel, which is partially attributed to the weakness of the U.S. dollar.

     The Lead Fabrication and Recycling segment is influenced by the price of lead raw metals. The lead fabrication and recycling businesses are positively affected by lower pricing of raw lead metals while the smelting businesses are negatively affected by lower pricing. During 2001, 2002 and the first half of 2003 the price of raw lead metals was at low pricing levels due primarily to strong supply into the U.S. principally by China and the U.S. government selling off warehoused stockpiles. Beginning with the third quarter of 2003 pricing of lead raw materials began to increase primarily due to China changing from a supplier of lead to a consumer. Between December 31, 2003 and December 31, 2004, the price of lead on the London Metal Exchange increased 44%. In a business environment of increasing raw material costs like this, lead fabricators rely on their ability to pass on these increased lead raw material prices to maintain their profitability.

     Revenue in the Lead Fabrication and Recycling segment, for the years ended December 31, 2004, 2003 and 2002, include one specific customer (which accounted for 10% or more of total revenue of the Company in some of those years), together with the receivable due from the customer:

	2004	2003	2002
Revenue to customer as a percentage of sales	4%	11%	11%
Receivable balance at end of period	$403,000	$935,000	$1,216,000

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Consolidated net sales increased by $54.1 million (88.1%) to $115.4 million in the year ended December 31, 2004, compared to consolidated net sales of $61.3 million in the year ended December 31, 2003. The $54.1 million increase in consolidated net sales is due to higher average selling prices accounting for $35.8 million of the total increase in sales; the purchase of the remaining 50% joint venture interest in Mayco Industries, L.L.C. on September 30, 2004 adding an additional $12.0 million in sales and an increase in volume sold totaling $2.3 million. Additionally, the acquisition of a scrap handling company in February 2004 and an additional scrap yard in November 2004, contributed another $3.4 million and $627,000 respectively to the total increase in sales. The $2.3 million increase in volume is comprised of increases in sales volumes for ferrous products of $3.0 million and non-ferrous products of $3.3 million and were offset by a $1.6 million decrease in sales volumes for our Lead Fabricating and Recycling segment (excluding Mayco) and a $2.4 million decrease in tolling activities.

Scrap Metal Recycling

     Ferrous Sales

     Ferrous sales increased by $20.0 million (153%) to $33.0 million in the year ended December 31, 2004, compared to ferrous sales of $13.0 million in the year ended December 31, 2003. The increase was attributable to a 104% increase in average selling prices accounting for $16.8 million of the total increase in sales of ferrous products combined with a 23.9% increase in sales volumes or an additional 28.2 tons representing an increase in sales of $3.2 million. The average selling price for ferrous products was approximately $226 per ton for the year ended December 31, 2004, compared to $111 per ton for the year ended December 31, 2003. We benefited from strong international demand during the first quarter of 2004 and robust domestic demand during the third and fourth quarter of 2004.

     Non-Ferrous Sales

     Non-ferrous sales increased by $16.2 million (64.8%) to $41.3 million in the year ended December 31, 2004, compared to non-ferrous sales of $25.1 million in the year ended December 31, 2003. The increase was due to higher average selling prices and higher sales volumes. The average selling price for non-ferrous products was approximately $0.69 per pound for the year ended December 31, 2004, compared to $0.48 per pound for the year ended December 31, 2003, an increase of approximately 43.8% accounting for approximately $12.5 million of the total increase in non-ferrous sales. An increase in sales volume of approximately 7.8 million pounds sold contributed $3.7 million to the total increase in sales of non-ferrous products.

     As indicated in the discussions above, the Company has significantly benefited from increases in metal commodity prices accounting for approximately 85.2% of the total increase in sales for the year ended December 31, 2004, excluding the addition of Mayco in the fourth quarter of 2004, as compared to the year ended December 31, 2003. While the supply of non-ferrous scrap has increased as the U.S. economy has strengthened, resulting in increased domestic manufacturing activity, selling prices have remained strong due to robust global demand. Additionally, scrap consumers have been undeterred by higher pricing due to high demand for their products. Due to the volatile nature of metal commodity prices, it is difficult for us to predict future revenue trends as shifting international and domestic demand can significantly impact the prices of our products and effect anticipated future results.

Lead Fabrication and Recycling

          Sales in our Lead Fabrication and Recycling segment increased by $14.4 million or 62.1% to $37.6 million for the year ended December 31, 2004, compared to sales of $23.2 million for the year ended December 31, 2003. The primary reason for the increase in sales is the purchase of the remaining 50% joint venture interest of Mayco Industries, L.L.C. on September 30, 2004.

Lead Fabrication

          Lead fabrication sales increased by $13.5 million in 2004 versus 2003. The total addition to sales as a result of the Mayco purchase amounted to $12.0 million of the total increase. Excluding the effect of the Mayco purchase, sales in lead fabricating increased by $1.5 million. Rising product pricing amounted to $3.3 million of the increase, excluding Mayco, offset by a reduction in volume amounting to $1.8 million.

Lead Smelting

     Refined lead sales also increased by $3.1 million in 2004 versus 2003, of which, $2.9 million can be attributed to increased selling prices and an additional $207,000 resulting from increased selling volume. The average selling price for refined lead increased approximately $0.23 per pound or 100% from $0.23 to $0.46 for the year ending December 31, 2004 compared to the year ending December 31, 2003.

Lead Tolling

          Tolling arrangements receive an agreed upon amount for each pound of lead processed for a customer. Refined lead sales per pound exceed the tolling amount per pound sold because they include the cost of raw materials. Tolling sales decreased by $2.2 million or 31.4% at our lead smelting facility from $7.0 million for the year ending December 31, 2003 to $4.8 million for the year ending December 31, 2004. In an effort to increase profit margins, our Gulf Coast Recycling, Inc. subsidiary has focused efforts on reducing its tolling services to concentrate more on sales of alloyed lead.

Gross Profit

     Total gross profit was $23.4 million or 20.3% of sales for the year ended December 31, 2004, compared to $11.4 million or 18.6% of sales during the year ended December 31, 2003. The $12.0 million improvement in the year ended December 31, 2004 was due primarily to the Scrap Metal Recycling segment’s improved results of operations which contributed $9.7 million to the increase in gross profit. The Company also experienced increased gross profit in the Lead Fabrication and Recycling segment of $2.3 million primarily the result of the Mayco purchase which comprised $2.2 million of the increase. Included in the $23.4 million of gross profit for the year ended December 31, 2004 was $869,000 derived from tolling operations down $290,000 from $1.2 million for the year ending December 31 2003. While operating expenses decreased as a percentage of sales from 29.3% of sales for the year ended December 31, 2003 to 22.7% sales for the year ended December 31, 2004 due to more efficient processing of metals, these efficiencies were partially offset by an increase in the cost of purchased metals from 52.1% of sales for the year ended December 31, 2003 to 57.0% sales for the year ended December 31, 2004.

Selling, General and Administrative

     Selling, general and administrative expenses were $9.4 million or 8.1% of sales for the year ended December 31, 2004, compared to $5.3 million or 8.6% of sales for the year ended December 31, 2003. The percentage of general and administrative expenses to sales for 2004 and 2003 decreased while total costs increased by $4.1 million. The increase in costs is due to the purchase of the remaining 50% joint venture interest of Mayco Industries, L.L.C. on September 30, 2004 adding an additional $1.1 million and the acquisition of a scrap handling company in February and an additional scrap yard in November 2004, totaling another $375,000 in expense. Other components contributing to the increase in selling, general and administrative expenses were increased employee wages and benefits of $1.4 million, professional service fees of $469,000 and other miscellaneous general and administrative expenses of $756,000.

Depreciation and Amortization

     Depreciation and amortization expenses were $3.0 million or 2.6% of sales for the year ended December 31, 2004, compared to $2.1 million or 3.4% of sales for the year ended December 31, 2003. The increase is due to the depreciation of a greater balance of depreciable assets in 2004 as compared to 2003, of which $4.0 million in additions were recorded during 2004.

Operating Income

     Operating income for the year ended December 31, 2004 increased $7.5 million or 208% to $11.1 million compared to $3.6 million for the year ended December 31, 2003 and is a result of the factors discussed above.

Financial and Other Income/(Expense)

     Interest expense was $1.8 million or 1.6% of sales during the year ended December 31, 2004, compared to $1.0 million, also 1.6% of sales, during the year ended December 31, 2003. The increase in interest expense during 2004 was due to financing the acquisition of a scrap handling company in February 2004 adding $1.1 million in debt and the sale of a total of $8.3 million in convertible debt, $3.9 million in September to finance the remaining 50% joint venture interest in Mayco Industries, L.L.C. and $4.4 million in November and December 2004 to finance the acquisition of an additional scrap yard in November as well as the financing of higher receivable and inventory balances.

Income from Joint Venture

     Income from Mayco Industries, L.L.C. (Mayco Industries, Inc. since September 30, 2004) was $1.1 million for the nine months ended September 30, 2004, compared to $756,000 for the year ended December 31, 2003. On September 30, 2004, the Company purchased the 50% interest in Mayco Industries, L.L.C. that it did not previously own, and for the fourth quarter of 2004, the results of Mayco are reported in the consolidated totals. During the second half of 2003 and into the year 2004, the price of lead we purchase as a raw material for our products increased significantly. The London Metal Exchange reported the following increases of spot bid pricing as follows:

June 30, 2003	$.220 per pound
September 30, 2003	$.250 per pound
December 31, 2003	$.332 per pound
March 31, 2004	$.385 per pound
June 30, 2004	$.392 per pound
September 30, 2004	$.436 per pound
December 31, 2004	$.479 per pound

     Mayco Industries, L.L.C. was able to pass the higher raw material costs through to its customers and increase unit volume sales, resulting in increased earnings.

Income Taxes

     For the year ended December 31 2004, the Company recognized income tax expense of $3.4 million, resulting in an effective income tax rate of approximately 32%. For the year ended December 31, 2003, the Company reported a tax benefit of $1.4 million resulting from a $2.6 million decrease in the Company’s valuation allowance on net deferred tax assets. The valuation allowances were reduced due to management’s anticipation of future taxable income. We expect that the future effective combined federal and state tax rates to be approximately 35%.

Discontinued Operations

     For the year ended December 31, 2004, we recorded a discontinued operations loss of $429,000, compared to discontinued operations losses for the year ended 2003 of $2.9 million. During the fourth quarter of 2003, the company idled operations at its secondary lead smelting and refining plant in College Grove, Tennessee. The plant was substantially inactive during the fourth quarter of 2003 except for certain clean-up activities in preparation to ready the plant for sale in the future. An impairment loss on property and equipment was recognized in the second quarter of 2003 for approximately $2 . 3 million. Discontinued operating losses in 2004 represents additional incurred and anticipated environmental monitoring costs for the College Grove Tennessee plant.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Consolidated net sales for the year ending December 31, 2003 increased $2.0 million to $61.3 million from $59.3 million for the year ending December 31, 2002. The increase in consolidated net sales was primarily due to higher average selling prices for both ferrous and non-ferrous metals and higher volumes of ferrous metals. Ferrous metals contributed $1.9 million due to higher volumes and $1.6 million due to higher selling prices. The increase in higher average selling prices for non-ferrous scrap metal contributed $3.7 million offset by $1.9 million due to lower volume of non-ferrous scrap products sold. Partially offsetting these increases in Scrap Metal Recycling segment was a loss of sales in our lead fabrication and recycling segment of $3.3 million primarily due to the contribution to Mayco, on March 18, 2002, of certain assets, including customer lists. Mayco was at that time a 50%-owned joint venture. The assets contributed to Mayco generated $3.9 million of sales during the first quarter of 2002 prior to the contribution. As of March 19, 2002, the Company’s assets and related sales contributed to Mayco were no longer consolidated into the Company’s financial statements but were reported in Mayco’s results of operations.

     On April 30, 2002, a Company subsidiary acquired a substantial portion of the assets and business operations of a competitor ferrous and non-ferrous scrap metal recycling operation. The results of operations generated from these assets have been included in the consolidated financial statements since that date. The purchase price was approximately $3.3 million.

   Scrap Metal Recycling

     Ferrous Sales

     Ferrous sales increased $3.5 million or 36.7% to $13.0 million for the year ended December 31, 2003 compared to $9.5 million for the year ended December 31, 2002. The increase in ferrous metal sales was attributable to an increase in volume sold of approximately 19,200 tons amounting to $1.8 million in additional sales coupled with a 14% increase in average selling prices which produced an increase of $1.6 million in sales. The average selling price for ferrous products was approximately $111 per ton for the year ended December 31, 2003 compared to approximately $97 per ton for the year ended December 31, 2002 an increase of approximately $14 per ton or 14.4%. The Company sold 117,700 tons of ferrous metals in 2003 and 98,500 tons in 2002.

     Non-Ferrous Sales

     Non-ferrous sales increased $1.8 million or 7.6% to $25.1 million for the year ended December 31, 2003 compared to $23.3 million for the year ended December 31, 2002. The increase in revenues for non-ferrous products was primarily attributable to higher average selling prices for the year ending December 31, 2003 which amounted to an increase of $3.6 million in sales, partially offset by a decrease in volume sold. The total sales volume for non-ferrous products decreased by 7.0% representing approximately 3.9 million pounds. The average selling price for non-ferrous products was approximately $0.48 per pound for the year ended December 31, 2003 compared to $0.41 per pound for the year ended December 31, 2002, an increase of approximately $0.07 per pound or 15.7%.

   Lead Fabrication and Recycling

     Lead Fabrication

     Lead fabrication sales decreased $3.7 million or 21.4% to $13.4 million for the year ended December 31, 2003 compared to $17.1 million for the year ended December 31, 2002. The decrease is primarily attributable to the contribution to Mayco, a 50% owned joint venture, on March 18, 2002, of certain assets, and their corresponding sales. Sales attributable to the assets contributed to Mayco during the first quarter of 2002 prior to the contribution were approximately $3.9 million (7.0 million pounds). Average selling prices (excluding sales attributable to the assets contributed to Mayco) were approximately $0.493 per pound for the year ending December 31, 2003 compared to $0.570 per pound for the year ending December 31, 2002 a decrease of 13.5%.

     Lead Smelting

     Refined lead sales increased $728,000 or 36% to $2.7 million for the year ending December 31, 2003 compared to $2.0 million for the year ending December 31, 2002. The increase is primarily attributable to a volume increase in pounds sold. The average selling price for refined lead increased approximately $0.01 per pound or 4.5% for the year ending December 31, 2003 compared to the year ending December 31, 2002.

     Lead Tolling Services

     Lead tolling sales decreased by $285,000 or 3.9% to $7.0 million for the year ending December 31, 2003 compared to $7.3 million for the year ending December 31, 2002. The decrease is due to lower volumes.

   Gross Profit

     For the year ended December 31, 2003, consolidated gross profit amounted to $11.4 million or 18.6% of total sales, a decrease of $1.4 million or 11.3% compared to $12.8 million or 21.6% of total sales for the year ended December 31, 2002. The decrease in gross profit is primarily attributable to the Lead Fabrication and Recycling segment. Gross profit for refined lead decreased $294,000 in 2003 versus 2002 primarily due to increased operating and environmental costs. The Lead Fabrication and Recycling segment gross profit also decreased by $294,000 due to the contribution of assets to Mayco on March 18, 2002. Those contributed assets were reported on the equity method and not consolidated into Metalico’s financial statements after March 18, 2002. The remaining decrease for the Lead Fabrication and Recycling Segment gross profit was due to lower sales volumes of shot and lead fabricated products of $371,000. Gross profit for tolling services decreased by $958,000 in 2003 versus 2002 due to lower sales, and increased operating and environmental costs. The Scrap Metal Recycling segment reported increased gross profit of $474,000 due to the previously discussed increases in sales pricing and volumes.

   Selling, General and Administrative

     Selling, general and administrative expenses were $5.3 million for the year ended December 31, 2003 compared to $6.0 million for the year ended December 31, 2002 a decrease of $0.7 million. Approximately $0.5 million of the decrease was due to the reduction of selling, general and administrative expenses associated with the assets contributed to Mayco. Selling and general administrative costs for the year 2003 were consistent with those of 2002 although the Company recorded higher sales in 2003 due to diligent cost monitoring efforts by company management.

   Depreciation and Amortization

     Depreciation and amortization for the year ended December 31, 2003 was $2.1 million and was unchanged from the $2.1 million expense recorded for the year ended December 31, 2002.

   Impairment and Other Losses and Net Realized Gain/Loss on Nonoperating Property

     During the year 2003 an impairment loss of $610,000 offset by a gain on the sale of property of $152,000 was incurred for environmental remediation costs of a decommissioned plant site in Tennessee.

   Operating Income

     Operating income for the year ended December 31, 2003 decreased $1.2 million or 24.8% to $3.5 million compared to $4.7 million for the year ended December 31, 2002 and is a result of the factors discussed above.

   Financial and Other Income/(Expense)

     For the year ended December 31, 2003, other expense totaled $69,000 as compared to $363,000 for the year ended December 31, 2002, a decrease of $294,000. The change in other expense resulted from a mix of items. Equity income from Mayco rose from $189,000 in 2002 to $756,000 in 2003 due to a full year of earnings in 2003 and improved profits. During 2002 there was a gain from the termination and final distribution of assets of a defined benefit plan of $247,000. During 2002 there was a gain from the extinguishment of debt of $385,000 versus $62,000 in 2003. Interest expense decreased approximately $300,000 to $983,000 for the year ended December 31, 2003 compared to $1.3 million for the year ended December 31, 2002. The decrease in interest expense reflects a lower average of outstanding debt in 2003 compared to 2002 and lower interest rates charged to the Company under our senior secured credit facility.

   Income Taxes

     For the year ended December 31, 2003, the Company reported a tax benefit of $1.4 million resulting from a $2.6 million decrease in the Company’s valuation allowance on net deferred tax assets. Management’s decision to reduce its valuation allowance is based upon increased anticipated future taxable income from increased profitability of our lead fabrication and recycling subsidiaries and the idling of a secondary lead smelting subsidiary during the fourth quarter of 2003. For the year ended December 31, 2002, income taxes reflected a charge of $509,000 primarily for state income taxes.

   Discontinued Operations

     Discontinued operations reflect a loss of $2.9 million net of income tax effects for the year ending December 31, 2003. In October 2003, the Company idled its secondary lead smelting subsidiary in College Grove, Tennessee. The loss of $2.9 million reflects the operating activity of the facility through October 2003 and certain clean-up activities in connection with the idling of the plant. For the year ended December 31, 2002, the discontinued operations of the idled subsidiary resulted in a loss of $1.1 million.

   Net Income

     Net income was $2.0 million for the year ended December 31, 2003, a reduction of $800,000 compared to net income of $2.8 million in the year ended December 31, 2002 as a result of the factors discussed above.

QUARTERLY FINANCIAL INFORMATION
(Unaudited)

	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	3/31/2003	6/30/2003	9/30/2003	12/31/2003	3/31/2004	6/30/2004	9/30/2004	12/31/2004
	($ thousands, except share data)
Selected Income Statement Data:

Revenue	$13,836	$15,342	$15,235	$16,909	$23,884	$24,742	$27,362	$39,375

Costs and expenses
Operating expenses	11,317	12,362	11,876	14,845	18,911	20,113	21,729	31,177
Selling, general and administrative expenses	1,283	1,226	1,384	1,410	1,645	1,982	1,894	3,896
Depreciation and amortization	462	467	527	612	559	651	642	1,099

	13,062	14,055	13,787	16,867	21,115	22,746	24,265	36,172

Operating Income	$774	$1,287	$1,448	$42	$2,769	$1,996	$3,097	$3,203

Income (loss) from continuing operations	$655	$1,539	$1,500	$1,159	$1,691	$1,211	$2,049	$2,142
Discontinued operations(a)	(335)	(4,047)	—	1,510	(41)	43	(125)	(306)

Net Income (loss)	$320	$(2,508)	$1,500	$2,669	$1,650	$1,254	$1,924	$1,836

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.04	$0.19	$0.18	$0.13	$0.21	$0.08	$0.09	$0.09
Discontinued operations, net	(0.06)	(0.71)	—	0.26	(0.01)	—	(0.01)	(0.01)

Net income (loss)	$(0.02)	$(0.52)	$0.18	$0.39	$0.20	$0.08	$0.08	$0.08

	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	3/31/2003	6/30/2003	9/30/2003	12/31/2003	3/31/2004	6/30/2004	9/30/2004	12/31/2004
	($ thousands, except share data)
Diluted:
Income (loss) from continuing operations	$0.03	$0.07	$0.07	$0.05	$0.08	$0.06	$0.09	$0.08
Discontinued operations, net	(0.02)	(0.18)	—	0.07	—	—	(0.01)	(0.01)

Net income (loss)	$0.01	$(0.11)	$0.07	$0.12	$0.08	$0.06	$0.08	$0.07

Weighted Average Common Shares Outstanding:
Basic	5,701,856	5,701,856	5,764,356	5,739,396	5,727,243	12,511,497	22,704,878	22,923,545

Diluted	22,870,231	22,907,347	22,668,429	22,794,486	21,241,285	21,816,937	22,945,293	25,156,266

(a)	Discontinued operations — During the fourth quarter of 2003 the Company idled its secondary lead smelting and refining plant in College Grove, Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of December 31, 2004 ($ in thousands):

		Less
		Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
Debt Obligations(1)	$30,303	$9,784	$7,730	$12,782	$17

Capital Lease Obligations	1,522	469	751	302	—

Operating Lease Obligations	1,772	862	712	150	48

Letters of Credit	286	286	—	—	—

Environmental Obligations	3,034	1,460	1,076	56	442

Total	$36,927	$12,861	$10,269	$13,290	$507

(1)	Approximately 57% of debt obligations as of December 31, 2004 required interest at a variable rate (the lender’s base rate plus a margin). The remaining 43% of debt obligations as of December 31, 2004 required interest at fixed rates (7% or less). Of the fixed rate obligations, $3.6 million, or 11% of total debt, has been converted to equity prior to March 30, 2005. Interest expense for 2005 is estimated to approximate $1.7 million. Interest expense thereafter will increase or decrease based on the amount of outstanding borrowings and fluctuations in market based interest rates.

   Cash Flows

     During the year ended December 31, 2004, our operating activities generated net cash of $6.4 million compared to net cash generated of $3.0 million for the year ended December 31, 2003. During the year ended December 31, 2004 net income of $6.7 million, noncash items of depreciation and amortization of $3.4 million and deferred income taxes of $3.0 million was partially offset by an increase in accounts receivable of $4.4 million (used in operating activities) due to increased sales. During the year ended December 31, 2003 net income of $2.0 million, noncash items of depreciation and amortization of $2.4 million and a non-cash impairment loss of $2.3 million for the write-down of fixed assets at our College Grove, Tennessee plant (plant idled in October 2003) was partially offset by deferred taxes and an increase in inventory of $2.2 million (used in operating activities). For the year ending December 31, 2002, cash provided by operating activities totaled $3.9 million. Net income of $2.8 million and noncash charges for depreciation and amortization of $2.6 million were partially offset by increased accounts receivable of $3.0 million

          We used $18.7 million in net cash for investing activities in the year ended December 31, 2004 compared to using net cash of $3.4 million in the year ended December 31, 2003. During the year ended December 31, 2004 we purchased a scrap handling company located in Lackawanna, New York which used cash of $1.6 million, the outstanding membership interests of Mayco Industries, LLC for $7.6 million and an additional scrap yard in Rochester, New York for $4.9 million. During the year ending December 31, 2003, we purchased a scrap yard in Rochester, New York for $1.2 million. The remaining cash expenditures for both years were used primarily for purchases of equipment.

          During the year ended December 31, 2004 we generated $12.4 million of net cash from financing activities compared to $ 462,000 of net cash during the year ended December 31, 2003. During the year ended December 31, 2004 total borrowings amounted to $15.9 million used primarily to finance the acquisition of a scrap handling company in February 2004, an additional scrap yard in November 2004, the outstanding membership interests of Mayco Industries, LLC, as well as for equipment purchases and other working capital needs. Total debt repayments in 2004 totaled $3.5 million. During 2003, the Company borrowed $2.2 million under its revolving credit facility for working capital and debt repayments on other debt totaled $1.6 million.

     On June 29, 2004, our loan agreement was amended and extended to May 31, 2009 (a three-year extension). The agreement provides maximum credit facilities of up to $35 million and is comprised of term, equipment, real estate and revolving loans, collateralized by substantially all assets of the Company. Borrowings under the revolving credit facility are generally limited to percentages of eligible accounts receivable and inventory and recent collections on accounts receivable. Total borrowings under the revolver were limited to a maximum of $21.0 million at December 31, 2004. Interest on revolving advances is payable monthly at the lender’s base rate plus a margin (an effective rate of 5.75% at December 31, 2004) or, if a LIBOR option loan, at the LIBOR rate plus a margin (an effective rate of 5.46% at December 31, 2004).

     Under the terms of the loan agreement, the Company is required to maintain certain depository accounts with the lender and comply with certain financial covenants, including minimum EBITDA and not to exceed maximum capital expenditures. The Company also is generally restricted from entering into financing, equity, and certain other transactions, as defined in the loan agreement, without written consent of the primary lender. In addition, the Company is responsible to the lender for a monthly servicing fee, a contingent anniversary fee each May if its EBITDA for the fiscal year immediately prior to such anniversary date is less than its projected EBITDA for such fiscal year, unused line of credit and letter of credit fees equal to a percentage of the average daily unused portion of the Revolver and letters-of-credit and certain other fees. Lender fees (excluding those capitalized as debt issue costs in year of issuance) are included as a component of interest expense in the period assessed.

     Upon giving effect to the closing of our Mayco acquisition and the refinancing of Mayco debt on September 30, 2004, the Company exceeded the maximum funded amount available under a term loan commitment provided under our loan agreement. Our lender waived this violation provided the excess was paid in full by December 1, 2004. The excess was timely paid. Another provision of our loan agreement requires us to deliver projections for the forthcoming three years to our lender within thirty days prior to the start of each fiscal year. Our projections for fiscal 2005 and thereafter were not delivered by the required date because our closing of an acquisition on November 18, 2004, caused us to reexamine the assumptions and conclusions underlying our earlier draft projections. Updated projections were subsequently delivered and our lender waived the covenant violation.

     Except as described in the immediately preceding paragraph, the Company was in compliance with all covenants as of December 31, 2004. As of December 31, 2004, we had outstanding borrowings of approximately $17.7 million under our senior secured credit facility. As of December 31, 2004 the Company had $5.1 million of borrowing availability under the senior secured credit facility.

     Our senior secured credit facility contains a holdback provision limiting total borrowings to $27.5 million until certain minimal conditions are met.

   Future Capital Requirements

     We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by borrowings available under the loan agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time.

   Refinancing and Restructuring

     In an effort to restructure the Company’s balance sheet and provide operating liquidity, in 2001, the Company refinanced a significant portion of its debt and entered into a Termination Agreement with certain lender banks, pursuant to which the Company issued subordinated notes for the refinanced debt. The Company entered into agreements with the banks during 2002 through 2004 for the payment of the restructured debt and interest and the redemption of all outstanding warrants issued to the banks in connection with the restructuring. Amounts paid for the estimated value of the warrants were generally negotiated between the parties as a part of the agreements. The Company made total payments of approximately $1.7 million retiring debt of $1.3 million, interest of $392,000 and redemption of warrants of $251,000. The Company recognized additional gains from debt forgiveness of $62,000 in 2002 and $104,000 in 2003 resulting from the settlement agreements with the banks.

   Conversion of Debt to Equity and Changes in Preferred Stock

     Effective May 24, 2004, Metalico, Inc. entered into an Exchange Agreement with the holders of its preferred stock whereby the existing outstanding shares of Class A and B preferred stock, including all rights associated with such stock, were exchanged for 16,510,658 newly issued shares of preferred stock. The Company had no outstanding shares of Class B2 preferred stock at the time. The Company amended and restated its Certificate of Incorporation (the “Amended Certificate”) to, among other things, terminate the Class A, B, and B2 existing series of preferred stock, provide for revised terms for the new preferred stock, and restate and integrate into a single instrument all of the provisions of the Company’s Certificate of Incorporation as so amended. Also included in the Amended Certificate were provisions that eliminated the redeemable features of the prior preferred stock and its dividend participation requirements. The holders of preferred stock are entitled to receive dividends as the Board of Directors may determine at its sole discretion, and will share with common stockholders on an as-converted basis in all dividends declared on common stock. The preferred stock ranks senior to the common stock as to the payment of dividends and the distribution of assets upon liquidation.

     In addition, debt of $870,000 owed to a stockholder was converted to 435,000 shares of common stock at a conversion rate of $2.00 per share in June of 2004.

   Off-Balance Sheet Arrangements

     Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

     Upon formation, Mayco Industries, LLC entered into a three-year loan agreement with Foothill Capital Corporation. The agreement was structured to follow the existing Metalico, Inc. loan agreement as a template. In order to secure the financing for its 50% owned subsidiary, Metalico agreed to guarantee Mayco’s borrowings under the agreement. On September 30, 2004, the Company completed the acquisition of the outstanding membership interests of Mayco Industries, L.L.C., and the conversion of Mayco to a corporation renamed Mayco Industries, Inc. Simultaneously with closing, the Company retired all of the outstanding Mayco debt, including the Foothill debt, thereby canceling the guarantee.

   Mayco Industries; Real Estate Acquisition

     On March 18, 2002, Mayco Industries, L.L.C. (Mayco) was formed as a joint venture among Mayfield Manufacturing Company, Inc. (50%), an unaffiliated third party, and our Metalico-Evans, Inc. (25%), and Metalico-Granite City, Inc. (25%) subsidiaries (the L.L.C. members). Mayco entered into Asset Contribution Agreements with such members whereby substantially all of the assets and operations, except for real property, of Mayfield Manufacturing Company, Inc. and Metalico-Evans, Inc., and the lead fabricating division of Metalico-Granite City, Inc. were contributed to Mayco in return for the issuance of its L.L.C. interests to the members and the assumption by Mayco of substantially all the liabilities of the members, except those applicable to assets and operations not transferred. The net assets contributed by Metalico-Evans, Inc. and Metalico-Granite City, Inc., at the date of transfer, were reclassified to the investment in joint venture account at carrying amounts as reported by the subsidiaries, and such investment was reported in accordance with the equity method of accounting. Our participation in the joint venture was considered a strategic expansion of our lead fabrication segment. The purchase price of the 50% membership interest acquired in 2004 was determined as a result of a contractual bid process that was initiated by the Mayfield Manufacturing member. The bidding was based upon a trailing twelve-month EBITDA with each member having the opportunity to counter bid until a receiving member deemed a bid acceptable. The acquisition of the membership interests held by our co-venturers strategically enhances our position in the lead fabrication industry and allows us to exploit synergies with our other fabricating units.

     The Company completed the acquisition of the outstanding membership interests of Mayco Industries, L.L.C., and the conversion of Mayco to a corporation renamed “Mayco Industries, Inc.” on September 30, 2004. The purchase was funded with debt, including borrowings under our loan agreement and convertible debt issued at a 10% discount bearing an interest rate of 7% per annum and maturing on September 30, 2005. The convertible debt, in the aggregate amount of $3.9 million, has been converted at the option of individual holders to our common stock at a rate of $2.75 per share on March 29, 2005. In connection with the Mayco acquisition, the Company assumed and refinanced Mayco’s outstanding indebtedness of $5.4 million.

     The contractual bidding process for the Mayco membership interest further obligated us to buy the underlying real estate for Mayco’s Birmingham, Alabama lead fabrication plant from an affiliate of Mayfield Manufacturing in a separate transaction. We closed the real estate acquisition on January 7, 2005 for a purchase price of approximately $3.2 million. Approximately $2.2 million of the purchase price was financed with the proceeds of a term loan provided under an amendment to our loan agreement, with the remainder funded by revolving borrowings under the same agreement. Interest on the term loan accrues at a floating rate equal to the base rate under our credit agreement plus 1%. The term loan is payable in monthly principal installments plus interest based on a five-year amortization with a one-year balloon maturity. Including the real estate transaction the total debt assumed and incurred in the Mayco transaction was approximately $16.6 million, financed as follows:

Source	Amount	Terms
		See above (subsequently converted
Convertible debt	$3,850	to common stock)
		Please refer to Liquidity and
Credit facility	$10,380	Capital Resources
		Please refer to Liquidity and
Equipment financing	$200	Capital Resources
Mortgage	$2,170	See above

   Contingencies

     In 2000, the Company received correspondence from the United States Environmental Protection Agency (the “EPA”) alleging potential liability for a release of hazardous substances from at least 16 properties (and potentially one additional property) contaminated with lead leaching from contaminated waste battery chips in and around College Grove, Tennessee (collectively the “Site”). No accrual for remediation costs was recorded by the Company at that time because it was not able to reasonably estimate the amount of any range of potential obligation for remediation of the Site.

     The Company subsequently received a letter from the EPA dated January 27, 2003 (the “Notice”) that included a demand for payment of approximately $10.3 million plus interest for response costs relating to the EPA’s determination that there was a release of hazardous substances from the Site. The EPA alleges battery chips were stockpiled between 1950 and 1970 by General Smelting and Refining, Inc. (“GSR”), which subsequently became a Company subsidiary, were made available to the general public during that time period, and were transported from the GSR plant facility to the properties that make up the Site. The 2003 letter from the EPA stated that it has cleaned 86 properties relating to the Site and excavated/disposed of approximately 91,000 tons of contaminated soil and battery chip debris. The letter also stated the EPA anticipates that (i) additional funds may be expended on the Site, (ii) the Company is potentially liable for such expenditures plus interest, and (iii) the demand for payment amount is preliminary, and does not limit the EPA from providing a revised figure as additional costs are identified. In its letter the EPA also sought Metalico Inc.’s agreement to assume responsibility for any future removal and other remediation activities that are discovered relating to the Site.

     The Company responded to the Notice on April 4, 2003 through its external legal counsel. The response pointed out that the Company, our Metalico-College Grove, Inc. subsidiary (“MCG”), which purchased certain assets from GSR as discussed below, and GSR are separate corporations. The response also observed that GSR is not the owner or operator of the Site and argued, based on certain deposition testimony in a prior case, that GSR did not arrange for deposit of hazardous materials on the Site. The response also pointed out that neither the Company nor MCG are or could be “arrangers” with respect to the disposal of the subject hazardous materials. Finally, the response argued that under governing federal and state law pertaining to the relationship of parent and subsidiary companies neither the Company nor MCG has any liability for the alleged activities of GSR.

     The EPA replied to the Company’s response on June 28, 2004, when it issued a Third Request for Information (the “Third Request Letter”). The Third Request Letter stated that it was intended to help the EPA evaluate information previously provided by the Company but also increased the EPA’s demand for costs through June 23, 2004 to $11,778,000. The Company’s external legal counsel filed a response to the Third Request Letter with the EPA on September 10, 2004. In October 2004, the EPA asked the Company to consider entering into a tolling agreement for purposes of tolling any statute of limitations potentially applicable to the EPA’s claim. In January of 2005 the Company and the EPA entered into an agreement to toll any such statute of limitations for the period from January 19, 2005 through May 31, 2005.

     On February 25, 2005, the EPA responded to Metalico’s April 4, 2003, letter and submission of additional information (the “February 2005 Letter”). In that letter, the EPA stated that its claim was now $11,871,026 and made demand for that amount “from Metalico and GSR.” While stating again the EPA’s belief that GSR is liable as an arranger, the February 2005 Letter also acknowledged that “EPA is not questioning the propriety of th[e] asset purchase” by which MCG acquired the new plant assets of GSR, and further “acknowledged the legal hurdles associated with piercing the corporate veil or holding a parent directly liable” under applicable environmental law. Nonetheless, the February 2005 Letter stated “EPA sees no practical distinction between GSR and Metalico,” and thus asserted its view that Metalico “should ... fund EPA’s cleanup at the Site.” However, the February 2005 Letter also solicits a settlement offer from Metalico and GSR and further states that that the “EPA is willing to consider a schedule for payment over time, as well as a reduction in the total amount demanded from Metalico and/or GSR.”

     On March 23, 2005, the Company’s external legal counsel replied to the February 2005 Letter. The reply acknowledged the EPA’s concessions in the February 2005 Letter and reiterated the legal bases for the independent corporate existences of Metalico and GSR. However, the Company also agreed to develop a good-faith settlement offer as requested, consistent with the Company’s understanding of the facts and law of this matter and its evaluation of the legal strengths and weaknesses of the EPA’s case.

     External legal counsel has advised us that it is too early at this time to determine whether or how the matter could be settled or how the EPA will react to any additional offer the Company might determine appropriate to make, whether the matter will result in litigation, or what the ultimate outcome will be. As a result, management and the Company’s legal counsel are unable to reasonably estimate the amount of ultimate liability, if any, which may be incurred with respect to this matter. Unless and until any settlement is entered into, the Company intends to vigorously contest the EPA’s claim. The financial statements accompanying this report do not include any adjustments that might result from the outcome of this uncertainty.

     We are involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

     The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability because the Company believes that the cost for such insurance is not economical. Accordingly, if the Company were to incur liability for environmental damage in excess of accrued environmental remediation liabilities, its financial position, results of operations, and cash flows could be materially adversely affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments.

   Interest rate risk

     We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2004, variable rate borrowings mainly consisted of outstanding borrowings of $17.7 million under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $177,000 per year, with a corresponding change in cash flows.

   Commodity price risk

     We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile.” We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.

     Foreign currency risk

     International sales account for an immaterial amount of our consolidated net sales and all of our international sales are denominated in U.S. dollars. We also purchase a small percentage of our raw materials from international vendors and these purchases are also denominated in local currencies. Consequently, we do not enter into any foreign currency swaps to mitigate our exposure to fluctuations in the currency rates.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants during 2004.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of December 31, 2004. Management, including our Chief Executive Officer and Chief Financial Officer, is in the process of evaluating the effectiveness of its internal control over financial reporting as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on preliminary results to date, management has not identified any material weaknesses in internal control over financial reporting as of January 1, 2005. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

     None.

Item 10. Directors and Executive Officers of the Registrant

MANAGEMENT

     The names of our directors and executive officers, their ages as of March 31, 2005, and certain other information about them are set forth below:

Name	Age	Current Positions
Carlos E. Agüero	52	Chairman of the Board, President, Chief
		Executive Officer and Director

Michael J. Drury	48	Executive Vice President and Director

Earl B. Cornette (2)	79	Director

Bret R. Maxwell (1)(2)	45	Director

Walter H. Barandiaran (1)(2)	52	Director

Paul A. Garrett(1)	58	Director

Arnold S. Graber	51	Executive Vice President, General Counsel and
		Secretary

Eric W. Finlayson	46	Senior Vice President and Chief Financial Officer

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

     Carlos E. Agüero founded the Company in August of 1997 and has served as our Chairman, President and Chief Executive Officer and as a Director since that time. From February 1988 to December 1996, he held the position of President, Chief Executive Officer and Director of Continental Waste Industries, Inc., which he founded in February 1988 and helped guide through more than thirty acquisitions and mergers. Continental commenced trading on the NASDAQ National Market in November of 1993 and was acquired by Republic Industries, Inc., in December of 1996.

     Michael J. Drury has been an Executive Vice President of the Company since its founding in August 1997 and a director since September 1997. He served as Secretary of the Company from March 2000 to July 2004. From February 1988 through June 1997, Mr. Drury was Senior Vice President, Chief Financial Officer, and a member of the Board of Directors of Continental Waste Industries, Inc. His responsibilities include acquisition development, investor relations, operations, and debt management.

     Earl B. Cornette has been a Director of the Company since September 1997. Since 1995 Mr. Cornette has been President of EBC Consulting, Inc., a consulting firm in the lead and environmental industries based in Palm Harbor, Florida. From 1990 through 1995, Mr. Cornette was Chairman of the Board of Directors of Schuylkill Holdings Corporation, a secondary lead smelter. From 1989 through 1997, Mr. Cornette was Chairman of the Association of Battery Recyclers, an organization composed of secondary lead smelting companies dedicated to sound recycling practices and good environmental controls. From 1995 through 1997, Mr. Cornette was also a consultant to ENTACT, Inc., a firm that specializes in environmental cleanups, especially lead related.

     Bret R. Maxwell has been a Director of the Company since September of 1997. He has been the managing general partner of MK Capital LP, a venture capital firm specializing in investments in technology and outsourcing companies, since its formation in 2001. From May of 1982 to January of 2002 Mr. Maxwell was employed by First Analysis Corporation, where he founded a venture capital practice in 1985 and served as co-chief executive officer from February of 1998 until his departure. Mr. Maxwell holds his seat on the Board as a Director designated by, collectively, five investment funds managed by First Analysis Corporation that hold a portion of the Company’s preferred stock, pursuant to the Stockholders’ Agreement described below. He is the managing general partner of each of the five funds. Mr. Maxwell chairs the Board’s Compensation Committee.

     Walter H. Barandiaran has been a Director of the Company since June of 2001. He is a founder and a managing partner of The Argentum Group, a New York-based private equity firm founded in 1987 that serves as a general partner of several investment funds focusing in the Healthcare Services, Information Technology, Industrial Sector, and Outsource Businesses. Mr. Barandiaran also serves as the Chairman of HorizonWimba, Inc., a software platform for virtual classrooms and collaboration tools, since March 2002; and as the Chairman of AFS Technologies, Inc., a provider of ERP software to the food industry, since March 2003. Mr. Barandiaran has also been the CEO of HorizonWimba, Inc. from March 2002 until June 2004. He also serves on the Boards of Directors of several privately held corporations in which The Argentum Group or its affiliates have invested. Mr. Barandiaran holds his seat on the Board as a Director designated by, collectively, two investment funds (Argentum Capital Partners, L.P., and Argentum Capital Partners II, L.P.) that hold a portion of the Company’s preferred stock, pursuant to the Stockholders’ Agreement described below.

     Paul A. Garrett has been a Director since March 16, 2005. From 1991 to 1998 he was the chief executive officer of FCR, Inc., an environmental services company involved in the recycling of paper, plastic, aluminum, glass and metals. Upon FCR’s merger in 1998 into KTI, Inc., a solid waste disposal and recycling concern that operated waste-to-energy facilities and manufacturing facilities utilizing recycled materials, he was appointed vice chairman and a member of KTI’s Executive Committee. He held those positions until KTI was acquired by Casella Waste Systems, Inc., in 1999. For a period of ten years before his entry into the recycling industry Mr. Garrett was an audit partner with the former Arthur Andersen & Co. Mr. Garrett chairs the Board’s Audit Committee and is an Audit Committee Financial Expert.

     Arnold S. Graber joined the Company as Executive Vice President and General Counsel in May of 2004. From 2002 until that time he practiced law with the firm of Otterbourg, Steindler, Houston & Rosen, P.C. in New York, New York. From 1998 to 2001 he served as general counsel of TSR

Wireless LLC, a privately held paging carrier and telecommunications retailer based in Fort Lee, New Jersey, which filed a petition under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey on December 8, 2000. From 1988 to 1998 Mr. Graber was a member of the Law Department of The First National Bank of Chicago. He was elected the Company’s Secretary on July 1, 2004.

     Eric W. Finlayson has been Senior Vice President and Chief Financial Officer of the Company since its founding in August of 1997. Mr. Finlayson has responsibility for our Corporate Cash Management and Insurance programs, accounting, pensions, and transitioning newly acquired companies into the policies and procedures of Metalico. From September 1993 through June 1997, Mr. Finlayson was Corporate Controller of Continental Waste Industries, Inc., where his primary duties included SEC reporting, cash management, accounting, and investor relations. Mr. Finlayson is a Certified Public Accountant.

STOCKHOLDERS’ AGREEMENT

     We have entered into a Second Amended and Restated Stockholders’ Agreement (the “Stockholders’ Agreement) with certain holders of our preferred stock and certain of our significant stockholders and members of management. Under the Stockholders’ Agreement, the Company and holders who owned collectively 16,066,075 (or about 97%) of the Company’s outstanding preferred stock and 3,254,159 (or about 57%) of the Company’s outstanding common stock as of May 24, 2004 (collectively, about 87% of our voting stock on a fully diluted basis) agree to vote, as stockholders, their shares of our equity securities for the election, as directors of our company, of the four individuals designated by, respectively:

     (i) Seacoast Capital Partners Limited Partnership,

     (ii) collectively, five investment funds affiliated with First Analysis Corporation (i.e., Apex Investment Fund III, LP, Apex Strategic Partners, LLC, Infrastructure & Environmental Private Equity Fund III, LP, Environmental & Information Technology Private Equity Fund III, and The Productivity Fund III, L.P.),

     (iii) RFE Investment Partners V, L.P., and

     (iv) collectively, two investment funds affiliated with The Argentum Group (i.e., Argentum Capital Partners, L.P. and Argentum Capital Partners II, L.P.),

in each case so long as such individual or collective entity, all of whom are investors in the Company, owns at least 75% of the preferred stock held by it on May 24, 2004. Each such individual or collective entity may withdraw its designation of an individual director or designate a new individual to be a director of the Company in its own discretion from time to time. At such time as any such individual or collective entity identified in clauses (i) through (iv) above owns less than 75% of the preferred stock held by it on May 24, 2004, its designated director will be removed from the board and the remaining individual and collective entities, voting together as a group, will designate a successor director, provided that at the time of designation such remaining investors collectively own 50% of the preferred stock owned by all of the investors identified in clauses (i) through (iv) above on May 24, 2004. If they do not, the successor director will be elected by the holders of all voting capital stock voting together as a single class, with each remaining holder of preferred stock being entitled to cast the number of votes equal to the number of votes which could be cast by such holder upon conversion of the holder’s preferred stock to common stock. Effective December 31, 2004, Seacoast Capital Partners Limited Partnership and RFE Investment Partners V, L.P., have waived their rights to designate directors.

     The Stockholders’ Agreement terminates upon the first to occur of (i) the consummation of an issuance of our common stock having a value of at least $30,000,000 pursuant to a registration statement under the Securities Act in a single offering, (ii) the occurrence of any event causing an automatic conversion of all shares of outstanding preferred stock (other than a request for conversion by holders of 67% of the preferred stock) as described in our Certificate of Incorporation, or (iii) the written agreement of the holders of 95% of the fully diluted capital stock held by parties to the Stockholders’ Agreement.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our Board of Directors has a Compensation Committee and an Audit Committee. The Board may also establish other committees from time to time to assist in the discharge of its responsibilities.

  Compensation Committee

     The Compensation Committee conducts a general review of our compensation and benefit plans to ensure that they meet corporate objectives. In addition, the Compensation Committee reviews our chief executive officer’s recommendations on compensating our officers and adopting and changing major compensation policies and practices, and reports its recommendations to the whole board of directors for approval and authorization. The Compensation Committee also administers our employee benefit plans. Our Compensation Committee currently consists of Mr. Maxwell, the chairman, and Messrs. Cornette and Barandiaran.

  Audit Committee

     The Audit Committee makes recommendations to the Board of Directors regarding the independent auditors to be nominated for election by the stockholders and reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditor, approves the audit fee payable to the independent auditor and reviews such audit results with the independent auditor. The Audit Committee is currently composed of Mr. Garrett, the chairman, and Messrs. Barandiaran and Maxwell. The Board has determined that Mr. Garrett satisfies the requirements for an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission. McGladrey & Pullen, LLP currently serves as our independent auditor.

  Compensation Committee Interlocks and Insider Participation

     The members of our Compensation Committee are Messrs. Maxwell, who serves as chairman, and Messrs. Cornette and Barandiaran. None of the members of our Compensation Committee has at any time been one of our officers or employees. None of our executive officers serves as a director or compensation committee member of any entity that has one or more of its executive officers serving as one of our directors or on our Compensation Committee.

DIRECTOR COMPENSATION

     Mr. Cornette receives a payment of $1,000 per meeting of the Board of Directors attended. Mr. Garrett receives an annual fee of $30,000 for his services as a director and chairman of our Audit Committee, payable in monthly installments of $2,500, and an additional payment of $1,500 for each board or committee meeting attended. As an inducement to join the Board and to chair its Audit Committee, Mr. Garrett was granted options for 10,000 shares of our common stock at an exercise price of $3.50 per share on March 16, 2005. The options vest in equal monthly installments over a period of two years and expire on March 16, 2010. None of the other outside Directors is compensated for service to the Company and we do not pay additional fees for membership on committees of the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company was not subject to the provisions of Section 16(a) of the Exchange Act for the year ended December 31, 2004.

CODE OF ETHICS

     The Company has adopted a code of business conduct and ethics applicable to the Company’s Directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. The Code is available on the Company’s website at www.metalico.com. In the event that we amend or waive any of the provisions of the Code applicable to our principal executive officer, principal financial officer or controller, we intend to disclose the same on the Company’s website.

Item 11. Executive Compensation

COMPENSATION SUMMARY

     The following table sets forth the total compensation for the Chief Executive Officer and all other executive officers (the “Named Officers”) whose total compensation exceeded $100,000 during 2004 for their services to the Company and its subsidiaries for each of the years ended December 31, 2004, 2003 and 2002. Employees not deemed to be “executive officers” of the Company who earned more than $100,000 in salary and bonus are excluded from this table.

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation
		Annual Compensation		Securities
				Underlying	All Other
		Salary	Bonus(a)	Options/SARS(a)	Compensation
Name and Principal Position	Year	($)	($)	(#)	($)
Carlos E. Agüero	2004	251,455	135,000	54,000	17,415	(b)
President and Chief Executive Officer	2003	195,000	125,000	10,000	15,679	(b)
	2002	199,835	50,000	10,000	10,075	(b)

Michael J. Drury	2004	189,726	100,000	130,000	12,026	(c)
Executive Vice President and Secretary(1)	2003	146,000	75,000	20,000	8,602	(c)
	2002	147,000	50,000	10,950	5,356	(c)

Eric W. Finlayson	2004	125,120	65,000	36,000	8,523	(d)
Senior Vice President	2003	96,600	50,000	10,000	6,163	(d)
and Chief Financial Officer	2002	96,226	30,000	8,200	6,202	(d)

Arnold S. Graber	2004	121,154	70,000	78,000	892	(e)
Executive Vice President, General Counsel and Secretary

(1)	Mr. Drury resigned as Secretary effective July 1, 2004.

(a)	Cash bonuses and option grants are included in compensation for the year for which they were earned, even if actually paid or awarded in the subsequent year.

(b)	Includes matching contribution payments made to the Company’s 401(k) Plan (4% of eligible compensation) for the benefit of Mr. Agüero of $10,251, $8,802 and $5,732 and the dollar value of term life insurance premiums paid for the benefit of Mr. Agüero of $2,154, $1,807 and $1,043 for the years ending December 31, 2004, December 31, 2003, and December 31, 2002 respectively. Also includes car insurance premiums for additional vehicles of $5,010, $5,070 and $3,300 for the years ending December 31, 2004, December 31, 2003, and December 31, 2002 respectively.

(c)	Includes matching contribution payments made to the Company’s 401(k) Plan (4% of eligible compensation) for the benefit of Mr. Drury of $10,357, $7,199 and $4,360 and the dollar value of term life insurance premiums paid for the benefit of Mr. Drury of $1,669, $1,403 and $996 for the years ending December 31, 2004, December 31, 2003, and December 31, 2002 respectively.

(d)	Includes matching contribution payments made to the Company’s 401(k) Plan (4% of eligible compensation) for the benefit of Mr. Finlayson of $7,309, $5,120 and $5,420 and the dollar value of term life insurance premiums paid for the benefit of Mr. Finlayson of $1,213, $1,043 and $782 for the years ending December 31, 2004, December 31, 2003, and December 31, 2002 respectively.

(e)	Includes the dollar value of term life insurance premiums paid for the benefit of Mr. Graber of $893 for the year ending December 31, 2004.

OPTION GRANTS IN LAST FISCAL YEAR

     In June of 2004 we issued warrants to our Executive Vice President, Michael J. Drury, and our Senior Vice President and Chief Financial Officer, Eric W. Finlayson, to purchase 90,000 shares and 10,000 shares, respectively, of our common stock. The warrants were awarded as compensation in recognition of services performed on behalf of the Company and its subsidiaries. We also issued a total of 50,000 stock options to our Executive Vice President and General Counsel, Arnold S. Graber, upon his joining the Company in May of 2004. We have also granted options to our executive officers under our executive bonus plan for 2004.

     The following table sets forth information concerning the grants described above made to the Named Officers by the Company during 2004.

	Individual Grants					Potential Realizable
	Number of	Percent of				Value at Assumed
	Securities	Total Options	Exercise	Market		Annual Rates of Stock
	Underlying	Granted	of Base	Price on		Price Appreciation for
	Options	to Employees	Price	Date of	Expiration	Option Term(1)
Name	Granted (#)	in Fiscal Year	($/Sh)	Grant	Date	5% ($)	10% ($)	0% ($)
Michael J. Drury	90,000	32%	0.01	$2.00	6/1/09	228,831	288,992	$179,100
Eric W. Finlayson	10,000	4%	0.01	$2.00	6/1/09	25,426	32,110	$19,900
Arnold S. Graber	15,000	5%	0.01	$2.00	5/3/09	38,138	48,165	$29,850
Arnold S. Graber	20,000	7%	1.00	$2.00	5/3/09	31,051	44,420	$19,800
Arnold S. Graber	15,000	5%	3.00	$2.00	5/3/09	N/A	3,315	N/A

(1)	Except for the warrants issued to Mr. Drury and Mr. Finlayson and described above, all grants were made pursuant to the 1997 Long Term Incentive Plan adopted by our Board of Directors and described in Item 5 above.

(2)	In all cases the option or warrant term is five years.

EMPLOYMENT CONTRACTS

     We have an employment agreement with our President and Chief Executive Officer, Carlos E. Agüero for a three-year term ending on December 31, 2006. The agreement automatically extends for additional one-year periods unless either we or Mr. Agüero terminate it upon thirty days written notice. The agreement provides for specified minimum annual compensation. In the event that we terminate Mr. Agüero’s employment without cause or there is a “Change of Control” as defined in the agreement, we will be required to pay him an amount equal to the greater of $870,000 or the total amount of base salary that would otherwise have been paid to him from the date of such termination or Change of Control until the last day of the initial three-year term of the agreement. The required payment would reduce dollar-for-dollar the principal amount of existing unsecured loans owed by the Company to Mr. Agüero. Mr. Agüero is also eligible to participate in our Executive Management Stock Option and Bonus Plan. The Company also provides Mr. Agüero with a $250,000 life insurance policy under the agreement.

     We also have an employment agreement with Michael J. Drury, our Executive Vice President and Secretary, for a three-year term ending on December 31, 2006. The agreement automatically extends for additional one-year periods unless either we or Mr. Drury terminate it upon thirty days written notice. The agreement provides for specified minimum annual compensation. In the event that we terminate Mr. Drury’s employment without cause or there is a “Change of Control” as defined in the agreement, we will be required to pay him an amount equal to his base salary for twelve months. Mr. Drury is also eligible to participate in our Executive Management Stock Option and Bonus Plan. The Company also provides Mr. Drury with a $250,000 life insurance policy under the agreement.

     We additionally have an employment agreement with Eric W. Finlayson, our Senior Vice President and Chief Financial Officer, for a three-year term ending on December 31, 2006. The agreement automatically extends for additional one-year periods unless either we or Mr. Finlayson terminate it upon thirty days written notice. The agreement provides for specified minimum annual compensation. In the event that we terminate Mr. Finlayson’s employment without cause or there is a “Change of Control” as defined in the agreement, we will be required to pay him an amount equal to his base salary for twelve months. Mr. Finlayson is eligible to participate in our Executive Management Stock Option and Bonus Plan. The Company also provides Mr. Finlayson with a $250,000 life insurance policy under the agreement.

     Effective as of May 3, 2004, the Company entered into an employment agreement with our Executive Vice President and General Counsel, Arnold S. Graber. The employment agreement provides for specified annual compensation for a term ending December 31, 2006 and automatically extends for additional one-year periods unless either we or Mr. Graber terminate it upon thirty days written notice. In the event that we terminate Mr. Graber’s employment without cause or there is a “Change of Control” as defined in the agreement, we will be required to pay him an amount equal to his base salary for twelve months. Mr. Graber is eligible to participate in our Executive Management Stock Option and Bonus Plan. The Company also provides Mr. Graber with a $250,000 life insurance policy under the agreement.

EXECUTIVE BONUS PLAN

     Our Board of Directors has approved an incentive compensation plan for our executive officers to be administered by the Board’s Compensation Committee. The Compensation Committee identified a series of corporate and individual goals for 2004. Each executive officer was allocated a measure of responsibility for particular goals. (In some cases more than one officer was assigned the same goal.) Individual incentive awards were based on the achievement of allocated goals and discretionary evaluations of the eligible employees. Awards included a cash payment and a grant of options on our common stock.

STOCK OPTION AND INCENTIVE PLAN

     The Company has adopted the 1997 Long-Term Incentive Plan. The option plan allows for a number of shares of our common stock equal to up to 10% of the total authorized amount of common shares to be issued upon the exercise of stock options to be granted to our officers, consultants and employees from time to time. The purpose of the option plan is to provide additional performance and retention incentives to officers and employees by facilitating their purchase of a stock interest in us. The plan is administered by the Compensation Committee of our Board of Directors. Options vest over a period determined by the Compensation Committee. Options are granted based upon several factors, including seniority, job duties and responsibilities, job performance, and our overall performance. Under the terms of the plan, officers, consultants and our employees may be granted options to purchase our common stock at values set on the date an option is granted as determined by our Board of Directors. Options generally vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant. However, the 78,750 options granted as of December 31, 2002 vested in equal monthly installments on a three-year schedule with an acceleration of the last year on the second anniversary of the grant date, resulting in full vesting at the end of two years (that is, December 31, 2004).

     The Company receives no monetary consideration for the granting of stock options pursuant to the option plan. However, it receives the option price for each share issued to optionees upon the exercise of the options. Shares issued as a result of the exercise of options will be authorized but unissued shares. The exercise of options and payment for the shares received would contribute to the Company’s equity.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the beneficial ownership of our common stock and our preferred stock as of March 30, 2005, by (i) each stockholder whom we know to own beneficially more than 5% of each class, if any, and (ii) each director and named executive officer and all directors and executive officers as a group. Shares of our preferred stock are convertible into shares of our common stock on a share for share basis at the option of the holder or upon the occurrence of certain events more fully described in our Certificate of Incorporation. Our convertible debt is described in Item 6 and Item 7 above, and in Paragraphs 8 and 9 of Item 13 below.

     A holder of our common stock has one vote per share at a meeting of our stockholders and a holder of preferred stock has one vote per share at a meeting of our stockholders.

     Except as indicated otherwise, each person named has sole voting and investment power over the shares that person beneficially owns, except to the extent that person shares that power with a spouse. Unless otherwise stated, the address of each person in the table is c/o Metalico, Inc., 186 North Avenue East, Cranford, New Jersey 07016.

					Percent of
				Percent	Fully Diluted
	Title of	Number of		of	Voting
Name and Address of Beneficial Owner	Stock Class	Shares(1)(2)(3)		Class(4)	Power(5)
5% Shareholders
RFE Investment Partners V, L.P.	Common	0			17.1%
36 Grove Street	Preferred	4,517,561		27.4%
New Canaan, Connecticut 06840
First Analysis Corporation	Common	91,393	(6)	*	17.3%
The Sears Tower, Suite 9500	Preferred	4,476,799	(7)	27.1%
233 South Wacker Drive Chicago, Illinois 60606-6502
Seacoast Capital Partners Limited	Common	120,000		1.2%	7.8%
Partnership	Preferred	1,954,963		11.8%
55 Ferncroft Road Danvers, Massachusetts 01923
The Argentum Group	Common	313,529	(8)	3.2%	6.8%
60 Madison Avenue, 7th Floor	Preferred	1,489,326	(9)	9.0%
New York, New York 10010
Kitty Hawk Capital Limited Partnership IV	Common	100,000		1.0%	4.7%
2700 Coltsgate Road, Suite 202	Preferred	1,147,825		7.0%
Charlotte, North Carolina 28211

Directors and Executive Officers

Carlos E. Agüero, Director and	Common	3,612,382		36.4%	22.0%
Chairman, President and Chief Executive Officer	Preferred	2,197,676		13.3%
Michael J. Drury, Director and	Common	245,747	(10)	2.5%	1.1%
Executive Vice President	Preferred	65,629		*
Earl B. Cornette, Director	Common	102,500		1.0%	*
	Preferred	131,258		*
Bret R. Maxwell(11), Director	Common	230,240		2.3%	17.8%
c/o MK Capital	Preferred	4,476,799		27.1%
1033 Skokie Boulevard, Suite 430 Northbrook, Illinois 60062
Walter H. Barandiaran(12), Director	Common	313,529		3.2%	6.8%
c/o The Argentum Group	Preferred	1,489,326		9.0%
60 Madison Avenue, 7th Floor
New York, New York 10010

				Percent of
			Percent	Fully Diluted
	Title of	Number of	of	Voting
Name and Address of Beneficial Owner	Stock Class	Shares(1)(2)(3)	Class(4)	Power(5)
Paul A. Garrett, Director	Common	833	*	*
	Preferred	0
Arnold S. Graber, Executive Vice	Common	21,944	*	*
President, General Counsel and Secretary	Preferred	0
Eric W. Finlayson, Senior Vice	Common	85,328	*	*
President and Chief Financial Officer	Preferred	70,611	*
Executive Officers and Directors as a	Common	4,632,503	46.7%	49.4%
group (8 persons)	Preferred	8,431,299	51.1%

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock or preferred stock or less than 1% of combined voting power, as applicable.

(1)	Includes shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power.

(2)	Includes shares of common stock issuable upon the exercise of options which as of March 31, 2005, were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following numbers of shares of common stock for the following individuals: Carlos E. Agüero, 58,740; Michael J. Drury, 23,821; Arnold S. Graber, 21,944; and Eric W. Finlayson, 14,939.

(3)	Includes shares of common stock issuable upon conversion of outstanding convertible debt and exercise of warrants described below in Paragraphs 8 and 9 of Item 13.

(4)	Calculations include shares of common stock issuable upon the exercise of vested options (as described in Footnote 2 above), the conversion of debt securities (as described in Footnote 3 above), the exercise of warrants, and any other securities deemed to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

(5)	Assumes all preferred stock and convertible debt (as described in Footnote 3 above) is converted to common stock and all warrants and vested options (as described in Footnotes 2 and 4 above) are exercised.

(6)	Includes 30,752 shares held by Infrastructure & Environmental Private Equity Fund III, LP, 19,098 shares held by The Productivity Fund III, L.P., 17,901 shares held by Apex Investment Fund III, LP, 7,445 shares held by Environmental & Information Technology Private Equity Fund III, 1,197 shares held by Apex Strategic Partners, LLC, and warrants for 15,000 shares held by First Analysis Securities Corporation, an affiliate.

(7)	Includes 2,148,853 shares (13.0% of class) held by Infrastructure & Environmental Private Equity Fund III, LP, 895,363 shares (5.4%) held by The Productivity Fund III, L.P., 839,350 shares (5.1%) held by Apex Investment Fund III, LP, 537,226 shares (3.3%) held by Environmental & Information Technology Private Equity Fund III, and 56,008 shares (0.3%) held by Apex Strategic Partners, LLC.

(8)	Shares held by Argentum Capital Partners II, L.P.

(9)	Includes 1,241,162 shares (7.5% of class) held by Argentum Capital Partners II, L.P. and 248,164 shares (1.5%) held by Argentum Capital Partners, L.P.

(10)	Includes Warrant for 90,000 shares of our common stock.

(11)	Includes 76,393 common shares held by venture capital funds with which Mr. Maxwell is affiliated as described in Footnote 6 above. All preferred shares are held by those venture capital funds.

(12)	All shares are held by venture capital funds with which Mr. Barandiaran is affiliated.

EQUITY COMPENSATION PLAN INFORMATION

     We have one stockholder approved equity compensation plan, the 1997 Long Term Incentive Plan described in Item 11 above, Executive Compensation. Under the terms of the Plan, officers, consultants and our employees may be granted options to purchase our common stock at values set on the date an option is granted as determined by our Board of Directors. Options generally vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant. However, the 78,750 options granted as of December 31, 2002 vested in equal monthly installments on a three-year schedule with an acceleration of the last year on the second anniversary of the grant date, resulting in full vesting at the end of two years (that is, December 31, 2004).

     We have a total of 594,187 options and 120,000 warrants issued to employees and service providers outstanding at this time.

     The following table provides certain information regarding our equity incentive plans as of December 31, 2004.

(a)
	Number of		Number of Securities
	Securities to be	Weighted-	Remaining Available
	Issued Upon	Average	for Future Issuance
	Exercise of	Exercise Price	Under Equity
	Outstanding	of Outstanding	Compensation Plans
	Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))
Equity compensation plans approved by security holders	247,475	$1.95	408,879
Equity compensation plans not approved by security holders	None	None	None

Total	247,475	$1.95	408,879

Item 13. Certain Relationships and Related Transactions

     1. Carlos E. Agüero, our President and Chief Executive Officer, is a limited partner of Infrastructure & Environmental Private Equity Fund III, L.P., and of Argentum Capital Partners II, L.P., two of the Company’s venture capital investors. His holdings in each fund are less than 1% of such fund’s limited partnership interests.

     2. The Argentum Group, the general partner of Argentum Capital Partners II, L.P. and Argentum Capital Partners, L.P. which hold certain interests in the Company as set forth in Item 12 above, is also a general partner of two other investment funds that hold a portion of the Company’s stock, Infrastructure & Environmental Private Equity Fund III, LP, and Environmental & Information Technology Private Equity Fund III, LP. Walter H. Barandiaran, a director of the Company, is a managing partner of The Argentum Group.

     3. Paul A. Garrett, a director of the Company, is a limited partner of Kitty Hawk Capital Limited Partnership IV, one of the Company’s venture capital investors. His holdings in the partnership are less than 1% of its limited partnership interests.

     4. On March 1, 2003, the Company restructured and consolidated certain outstanding obligations to Mr. Agüero with the approval of our Board of Directors. Pursuant to the restructuring, certain obligations owed to Mr. Agüero were consolidated in a promissory note in the principal amount of $870,000 executed on behalf of the Company. Interest on the consolidated note was payable monthly at a rate of 5% per annum and principal was due in full at maturity in December of 2005. In June of 2004 Mr. Agüero agreed, with the approval of our Board of Directors, to accept 435,000 shares of the Company’s common stock in exchange for the principal indebtedness represented by the $870,000 note. The note was cancelled as of June 1, 2004 upon the issuance and delivery of the common stock to Mr. Agüero. Our Class B Preferred Stock was exchanged for shares of newly issued preferred stock on May 24, 2004. We believe these transactions were on terms at least as favorable to the Company as we would expect to negotiate with unrelated third parties.

     5. On February 6, 2004, with the approval of our Board of Directors, Mr. Agüero and Mr. Drury advanced $500,000 and $250,000, respectively, to the Company in exchange for promissory notes executed on behalf of the Company and payable to Mr. Agüero in the principal amount of $600,000 and Mr. Drury in the principal amount of $300,000. The Company used the proceeds of the advances to redeem indebtedness (which accrued interest at a rate of 12% per annum) owed to and warrants held by a former lender. The notes were later amended and converted to demand obligations without stated maturities as of February 5, 2005, with the approval of the Board. Interest accrues under each note at a rate of 7% per annum, payable monthly. The indebtedness represented by the notes is expressly subordinated to our indebtedness to Wells Fargo Foothill, Inc. under our senior secured credit facility described elsewhere in this report. We believe these transactions were on terms at least as favorable to the Company as we would expect to negotiate with unrelated third parties.

     6. On February 9, 2004, Mr. Agüero advanced $700,000 to us under the terms of a promissory note executed on behalf of the Company and approved by our Board of Directors. Interest accrues under the note at a rate of 7% per annum, payable monthly. The note was later amended and converted to a demand obligation without a stated maturity as of February 9, 2005, with the approval of the Board. The advances were used as short-term bridge financing in order to help fund the acquisition of assets of by our scrap handling subsidiary in Buffalo, New York on February 9, 2004. We believe this transaction was on terms at least as favorable to the Company as we would expect to negotiate with unrelated third parties.

     7. Mr. Agüero, as a holder of our now-cancelled Class A and Class B Preferred Stock, and Mr. Drury, as a holder of our now-cancelled Class B Preferred Stock, participated in the exchange of all outstanding preferred stock for newly issued preferred stock on May 24, 2004. Their respective holdings after giving effect to the exchange are set forth in Item 12 above. We believe this transaction was on terms at least as favorable to the Company as we would expect to negotiate with unrelated third parties.

     8. On September 30, 2004, the Company closed a limited private offering of convertible debt to unaffiliated third-party accredited investors and certain related parties identified below. The offering was arranged to raise capital for our purchase of membership interests in Mayco Industries, L.L.C. not already owned by us. In exchange for their respective advances, the Company, with the approval of the disinterested members of our Board of Directors, issued to each individual holder a subordinated unsecured convertible promissory note (each a “September Convertible Note”) in a principal amount representing a premium over funds provided of 10%. Interest accrued under the notes at a rate of 7% per annum, payable monthly. Principal was due in full at maturity on September 30, 2005. Individual noteholders, at their respective options, were entitled to convert the outstanding principal balances of their respective notes into shares of the Company’s common stock at a conversion price of $2.75 per share on or before a date later determined to be March 29, 2005. All debt evidenced by September Convertible Notes was converted to shares of our common stock, resulting in the issuance of 1,400,000 shares. The terms of the September Convertible Notes were offered to and accepted by unaffiliated third parties in arm’s-length transactions. Mr. Agüero held a September Convertible Note in the principal amount of $495,000. Argentum Capital Partners II, LP, a holder of both common and preferred stock in the Company, held a September Convertible Note in the principal amount of $330,000. Seacoast Capital Partners Limited Partnership, a holder of preferred stock in the company, held a September Convertible Note in the principal amount of $330,000. Kitty Hawk Capital Limited Partnership IV, another holder of preferred stock in the Company, held a September Convertible Note in the principal amount of $275,000. Bret R. Maxwell, a director of the Company and the representative of five investment funds that hold preferred stock in the Company, had an interest in a September Convertible Note in the principal amount of $220,000 held by the Bret R. Maxwell Revocable Trust. Earl B. Cornette, a director of the Company who also controls both common and preferred stock in the Company through a trust of which he is the trustee, had an interest in a September Convertible Note in the principal amount of $165,000 held by the Earl B. Cornette Trust.

     9. Between November 18, 2004 and December 9, 2004, the Company closed a limited private offering of convertible debt to unaffiliated third-party accredited investors and certain related parties identified below. The offering was arranged to raise capital for our purchase of Samuel Frank Metal Company, Inc. and to provide for future acquisitions and working capital. (Closing dates vary in accordance with the dates on which individual noteholders funded.) In exchange for their respective advances, the Company, with the approval of the disinterested members of our Board of Directors, issued to each individual holder a subordinated unsecured convertible promissory note (each a “November Convertible Note”) in the principal amount of the funds provided by such holder. Interest accrues under the notes at a rate of 7% per annum, payable monthly. Principal is due in full at maturity on the second anniversary of the date of such holder’s respective November Convertible Note. Each noteholder also has the option of converting the principal amount of his or her note to shares of our common stock at a rate of $3.25 per share at any time until the day before maturity. The outstanding principal balance of the November Convertible Notes will automatically convert to shares of our common stock at the conversion price of $3.25 per share at such time as (a) the common stock underlying such conversion has been registered under applicable securities laws and our common stock issued upon conversion of the November Convertible Notes is freely tradable and (b) shares of our common stock have traded for a price equal to or greater than $4.00 per share for twenty trading sessions on the American Stock Exchange or a comparable securities exchange or its equivalent. Each holder of a November Convertible Note also received warrants to purchase 0.20 shares of our common stock for every one share of our common stock into which the principal amount of such holder’s respective November Convertible Note may be converted, exercisable for a period of three years from the date of the Note with an exercise price of $4.00 per share. As of the date of this report, none of the debt evidenced by November Convertible Notes has been converted to shares of our common stock. The terms of the November Convertible Notes were offered to and accepted by unaffiliated third parties in arm’s-length transactions. Mr. Agüero holds a November Convertible Note in the principal amount of $130,000. Argentum Capital Partners II, LP, a holder of both common and preferred stock in the Company, holds two November Convertible Notes (reflecting two distinct fundings) in the respective principal amounts of $300,000 and $400,000. Bret R. Maxwell, a director of the Company and the representative of five investment funds that hold preferred stock in the Company, has an interest in a November Convertible Note in the principal amount of $200,000 held by the Bret R. Maxwell Revocable Trust.

Item 14. Principal Accountant Fees and Services

The aggregate fees, including billed and estimated unbilled amounts applicable to the Company and its subsidiaries for the years ended December 31, 2004 and 2003, of the Company’s principal accounting firm. McGladrey & Pullen LLP and its affiliate RSM McGladrey, Inc., were approximately:

	2004		2003
Audit Fees	$471,000	(a)	$237,000
Audit Related Fees
Tax Fees	94,000	(b)	145,395
All Other	2,600

(a)	“Audit Fees” applicable to 2004 includes fees for certain quarterly and other Review services and assistance with and review of Securities and Exchange Commission filings and related documents, that were not applicable to 2003. In addition, the volume and materiality of the Company’s business acquisitions also impacts audit fees comparability.

(b)	“Tax Fees” include, among other things, tax compliance applicable to tax returns preparation and review, income tax planning and advice including such applicable to contemplated business acquisitions, and international and state and local tax matters.

Item 15. Financial Statements and Exhibits

(a) FINANCIAL STATEMENTS

     The following financial statements are included as part of this Form 10-K beginning on page F-1:

(b) EXHIBITS

The following exhibits are filed as part of this registration statement:

3.1*	Third Amended and Restated Certificate of Incorporation of Metalico, Inc.

3.2*	Second Amended and Restated Bylaws of Metalico, Inc.

4.1*	Specimen Common Stock Certificate

4.2*	Specimen Preferred Stock Certificate

4.3*	Note in the original principal amount of $600,000 dated as of February 6, 2004 issued by Metalico, Inc. as maker to Carlos E. Agüero as payee

4.4*	Note in the original principal amount of $300,000 dated as of February 6, 2004 issued by Metalico, Inc. as maker to Michael J. Drury as payee

4.5*	Note in the original principal amount of $700,000 dated as of February 9, 2004 issued by Metalico, Inc. as maker to Carlos E. Agüero as payee

4.6*	Form of Convertible Note dated as of September 30, 2004 issued by Metalico, Inc. as maker to various Noteholders

4.7*	Form of Convertible Note dated as of November 18, 2004 and thereafter issued by Metalico, Inc. as maker to various Noteholders

4.8*	Form of Warrant Agreement dated as of November 18, 2004 and thereafter issued by Metalico, Inc. to holders of Convertible Notes in form filed as Exhibit 4.7

4.9	Amendment dated as of February 5, 2005 to Note in the original principal amount of $600,000 dated as of February 6, 2004 issued by Metalico, Inc. as maker to Carlos E. Agüero as payee filed as Exhibit 4.3, previously filed as Exhibit 99.3 to Form 8-K filed March 17, 2005 (SEC File No. 001-32453) and incorporated herein by reference.

4.10	Amendment dated as of February 5, 2005 to Note in the original principal amount of $300,000 dated as of February 6, 2004 issued by Metalico, Inc. as maker to Michael J. Drury as payee filed as Exhibit 4.4, previously filed as Exhibit 99.4 to Form 8-K filed March 17, 2005 (SEC File No. 001-32453) and incorporated herein by reference.

4.11	Amendment dated as of February 9, 2005 to Note in the original principal amount of $700,000 dated as of February 9, 2004 issued by Metalico, Inc. as maker to Carlos E. Agüero as payee filed as Exhibit 4.5, previously filed as Exhibit 99.5 to Form 8-K filed March 17, 2005 (SEC File No. 001-32453) and incorporated herein by reference.

10.1*	Second Amended and Restated Stockholders’ Agreement dated as of May 24, 2004 between Metalico, Inc. and the Holders of Common Stock and Preferred Stock signatory thereto

10.2*	Second Amended and Restated Registration Rights Agreement dated as of May 24, 2004 between Metalico, Inc. and the Holders of Preferred Stock signatory thereto

10.3*	Employment Agreement dated as of January 1, 2004 between Metalico, Inc. and Carlos E. Agüero

10.4*	Employment Agreement dated as of January 1, 2004 between Metalico, Inc. and Michael J. Drury

10.5*	Employment Agreement dated as of January 1, 2004 between Metalico, Inc. and Eric W. Finlayson

10.6*	Employment Agreement dated as of May 3, 2004 between Metalico, Inc. and Arnold S. Graber

10.7*	Metalico 1997 Long-Term Incentive Plan

10.8*	Metalico, Inc. Executive Bonus Plan

10.9*	Loan and Security Agreement, dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation as lender, as amended by First Amendment dated as of March 18, 2002, Second Amendment dated as of May 16, 2003, Third Amendment dated as of May 16, 2003, Fourth Amendment dated as of December 31, 2003, Joinder Agreement dated as of February 9, 2004, Fifth Amendment dated as of June 29, 2004, and Joinder Agreement dated as of September 30, 2004

10.10*	Sixth Amendment dated as of November 18, 2004, and Joinder Agreement dated as of November 18, 2004 to Loan and Security Agreement dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation (nka Wells Fargo Foothill, Inc.) as lender

10.11**	Waiver of Rights of RFE Investment Partners V, L.P. dated as of December 31, 2004

10.12**	Waiver of Rights of Seacoast Capital Partners Limited Partnership dated as of December 31, 2004

10.13**	Seventh Amendment dated as of January 7, 2005 to Loan and Security Agreement dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation (nka Wells Fargo Foothill, Inc.) as lender

10.14	Eighth Amendment and Waiver dated as of February 25, 2005 to Loan and Security Agreement dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation (nka Wells Fargo Foothill, Inc.) as lender

10.15	Form of Employee Incentive Stock Option Agreement, previously filed as Exhibit 99.1 to Form 8-K filed March 17, 2005 (SEC File No. 001-32453) and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics, available on the Company’s website (www.metalico.com ) and incorporated herein by reference.

21.1	List of Subsidiaries of Metalico, Inc.

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Previously filed as an exhibit to the Form 10 filed December 20, 2004 (SEC File No. 000-50999) under the same exhibit number and incorporated herein by reference.

**	Previously filed as an exhibit to Amendment No. 1 to Form 10 filed February 10, 2005 (SEC File No. 000-50999) under the same exhibit number and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)
By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: March 31, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carlos E. Aguero Carlos E. Agüero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	March 31, 2005
/s/ Eric W. Finlayson Eric W. Finlayson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005
/s/ Michael J. Drury Michael J. Drury	Executive Vice President and Director	March 31, 2005
/s/ Earl B. Cornette Earl B. Cornette	Director	March 31, 2005
/s/ Bret R. Maxwell Bret R. Maxwell	Director	March 31, 2005
/s/ Walter H. Barandiaran Walter H. Barandiaran	Director	March 31, 2005
/s/ Paul A. Garrett Paul A. Garrett	Director	March 31, 2005

FINANCIAL SECTION

Metalico, Inc.
and Subsidiaries

Consolidated Financial Report
12.31.04

McGladrey & Pullen, LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Metalico, Inc.

We have audited the accompanying consolidated balance sheets of Metalico, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalico, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Peoria, Illinois
March 4, 2005, except for Notes 17 and 25
       as to which the date is March 28, 2005

McGladrey & Pullen, LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

Metalico, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2004 and 2003
($ thousands)

	2004	2003

Assets
Current Assets
Cash and cash equivalents	$734	$631
Trade receivables, less allowance for doubtful accounts 2004 $606; 2003 $292	17,481	6,000
Inventories	13,683	7,641
Prepaid expenses and other	632	445
Deferred income taxes	646	1,209

Total current assets	33,176	15,926

Note Receivable, Affiliate	—	700

Investment in Joint Venture	—	2,305

Deferred Income Taxes	—	2,047

Property and Equipment, net	25,269	17,665

Goodwill	27,530	16,501

Other Intangibles and Other Assets, net	4,562	1,123

Property Actively Marketed for Sale, net	2,426	1,764

	$92,963	$58,031

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt due related parties	$1,600	$—
Other short-term debt	2,535	5,521
Current maturities of long-term debt	2,529	1,921
Accounts payable	7,276	3,434
Accrued expenses	4,647	3,675
Income taxes payable	405	4

Total current liabilities	18,992	14,555

Long-Term Liabilities
Long-term debt due related parties	2,705	870
Other long-term debt, less current maturities	22,466	2,689
Dividends payable	—	8,216
Accrued and other	1,574	1,970
Deferred income taxes	526	—

Total long-term liabilities	27,271	13,745

Total liabilities	46,263	28,300

Commitments and Contingencies (Notes 16, 17, 18 and 25)

Redeemable Preferred and Common Stock	1,200	9,023

Stockholders’ Equity
Capital stock
Preferred	39,132	21,359
Common	6	6
Additional paid-in capital	11,328	9,935
Accumulated deficit	(4,537)	(10,467)
Accumulated other comprehensive income (loss) - unrecognized pension costs	(429)	(125)

	45,500	20,708

	$92,963	$58,031

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2004, 2003 and 2002
($ thousands, except share data)

	2004	2003	2002

Revenue
Product sales	$110,566	$54,297	$51,952
Tolling services	4,797	7,025	7,310

	115,363	61,322	59,262

Costs and expenses
Operating expenses — product sales	88,002	44,534	41,246
Operating expenses — tolling services	3,928	5,866	5,193
Selling, general, and administrative expenses	9,417	5,303	6,016
Depreciation and amortization	2,951	2,068	2,085

	104,298	57,771	54,540

Operating income	11,065	3,551	4,722

Financial and other income (expense)
Net investment income	32	35	49
Interest expense	(1,793)	(983)	(1,276)
Pension plan termination gain	—	—	247
Equity in net income of joint venture investee	1,124	756	189
Gain on extinguishment of debt	—	62	385
Other	65	61	43

	(572)	(69)	(363)

Income from continuing operations before income taxes	10,493	3,482	4,359

Provision (credit) for federal and state income taxes	3,400	(1,371)	509

Income from continuing operations	7,093	4,853	3,850

Discontinued operations
Loss from operations less applicable credit for income taxes 2004 $56, 2003 $1,666, 2002 $607	(429)	(2,872)	(1,051)

Net income	6,664	1,981	2,799

Preferred stock dividends	734	1,833	1,832

Income available to common stockholders	$5,930	$148	$967

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.40	$0.53	$0.35
Discontinued operations, net	(0.03)	(0.50)	(0.18)

Net income	$0.37	$0.03	$0.17

Diluted:
Income from continuing operations	$0.31	$0.21	$0.17
Discontinued operations, net	(0.02)	(0.13)	(0.05)

Net income	$0.29	$0.08	$0.12

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2004, 2003 and 2002
($ thousands, except share data)

						Accumulated
						Other
						Compre-
				Additional	Accumu-	hensive	Compre-
	Convertible Preferred Stock		Common	Paid-In	lated	Income	hensive
	New	Class A	Stock	Capital	Deficit	(Loss)	Income	Total

Balance, December 31, 2001	$—	$21,359	$6	$9,980	$(11,582)	$—	$—	$19,763
Accrued dividends on convertible preferred stock	—	—	—	—	(1,832)	—	—	(1,832)
Net income	—	—	—	—	2,799	—	2,799	2,799
Other comprehensive income (loss) net of tax:
Minimum pension liability adjustment applicable to joint venture investee	—	—	—	—	—	(153)	(153)	(153)

Comprehensive income							$2,646

Balance, December 31, 2002	—	21,359	6	9,980	(10,615)	(153)	$—	20,577
Redemption of common stock warrants	—	—	—	(100)	—	—	—	(100)
Gain on extinguishment of officer- stockholder debt	—	—	—	55	—	—	—	55
Accrued dividends on convertible preferred stock	—	—	—	—	(1,833)	—	—	(1,833)
Net income	—	—	—	—	1,981	—	1,981	1,981
Other comprehensive income (loss) net of tax:
Minimum pension liability adjustment applicable to joint venture investee	—	—	—	—	—	28	28	28

Comprehensive income							$2,009

Balance, December 31, 2003	—	21,359	6	9,935	(10,467)	(125)	$—	20,708
Redemption of common stock warrants	—	—	—	(151)	—	—	—	(151)
Conversion of dividends payable and 4,131,730 shares Class A and 3,023,704 shares Class B preferred to 16,510,658 shares New preferred	39,132	(21,359)	—	—	—	—	—	17,773
Business acquisition	—	—	—	—	—	(124)	—	(124)
Compensation recorded for warrants and options grants	—	—	—	217	—	—	—	217
Detachable stock warrants issued in conjunction with issuance of convertible notes	—	—	—	76	—	—	—	76
Issuance of 104,133 shares of common stock on exercised stock based compensation awards	—	—	—	121	—	—	—	121
Issuance of 435,000 shares of common stock on debt conversion	—	—	—	870	—	—	—	870
Issuance of 97,090 shares of common stock on sale	—	—	—	260	—	—	—	260
Accrued dividends on convertible preferred stock	—	—	—	—	(734)	—	—	(734)
Net income	—	—	—	—	6,664	—	6,664	6,664
Other comprehensive income (loss) net of tax:
Minimum pension liability adjustment	—	—	—	—	—	(180)	(180)	(180)

Comprehensive income							$6,484

Balance, December 31, 2004	$39,132	$—	$6	$11,328	$(4,537)	$(429)		$45,500

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002
($ thousands)

	2004	2003	2002

Cash Flows from Operating Activities
Net income	$6,664	$1,981	$2,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,634	2,132	2,305
Amortization	482	314	331
Amortization of note payable discounts	242	—	—
Impairment losses	—	2,316	—
Provision for doubtful accounts receivable	175	47	126
Deferred income taxes	3,010	(3,256)	—
(Gain) loss on disposal of property and equipment	(7)	(152)	—
Equity in net income of joint venture investee, in excess of distributions	(569)	(376)	(189)
Pension plan termination gain	—	—	(247)
Stock options and warrants issued	217	—	—
(Gain) on extinguishment of debt	—	(62)	(385)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Receivables	(4,370)	1,679	(2,982)
Inventories	(1,196)	(2,164)	(104)
Prepaid expenses and other	(17)	127	164
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	(854)	380	2,071

Net cash provided by operating activities	6,411	2,966	3,889

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	117	157	22
Purchase of property and equipment	(4,612)	(2,291)	(1,309)
(Increase) decrease in other assets	(142)	86	192
(Increase) decrease in note receivable, affiliate	50	(100)	(600)
Cash contributed to joint venture investee at formation date	—	—	(4)
Proceeds from pension plan termination reversion	—	—	147
Cash paid for business acquisitions, less cash acquired	(14,106)	(1,243)	(1,216)

Net cash used in investing activities	(18,693)	(3,391)	(2,768)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	2,559	2,181	(1,617)
Proceeds from other borrowings	13,213	76	671
Principal payments on other borrowings	(3,489)	(1,608)	(1,589)
Proceeds from issuance of common stock on exercised warrants and options	121	—	—
Proceeds from other issuance of common stock	188	—	—
Proceeds from issuance of convertible preferred stock	—	—	600
Redemption of redeemable common stock and warrants	(151)	(187)	(400)
Debt-issue costs	(56)	—	—

Net cash provided by (used in) financing activities	12,385	462	(2,335)

Net increase (decrease) in cash and cash equivalents	103	37	(1,214)

Cash and cash equivalents:
Beginning	631	594	1,808

Ending	$734	$631	$594

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Metalico, Inc. and subsidiaries (the Company) operates in primarily two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals. The Company’s operating facilities as of December 31, 2004, included five scrap metal recycling facilities located in Western New York, five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada, and Granite City, Illinois and a secondary lead smelting and refining plant located in Tampa, Florida. The Company markets its products on a national basis.

Reference should be made to Note 18 regarding discontinued operations of the Company.

A summary of the Company’s significant accounting policies follows:

Use of estimates in the preparation of financial statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation: The consolidated financial statements include the accounts of Metalico, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents: For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Trade receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The Company generally does not charge interest on past-due amounts or require collateral on trade receivables.

Concentration of credit risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Inventories: Inventories are valued at the lower of cost or market determined on a first-in, first-out basis.

Investment in joint venture: The investment in a 50% owned company formed as a joint venture was accounted for by the equity method of accounting under which the Company’s share of the net income of the investee was recognized as income in the Company’s statement of income and added to the investment account, and distributions received from the investee were treated as a reduction of the investment account. The fiscal year of the investee was the same as that of the Company. As described in Note 2, Metalico, Inc. acquired a controlling membership interest in the joint venture investee on September 30, 2004, and on such date the investee was included in the Company’s consolidated financial statements and equity method accounting was no longer applicable. The equity in net income of joint venture investee as reported in the accompanying statement of income is for the nine months ended September 30, 2004, year ended December 31, 2003, and period from March 18 (formation date) to December 31, 2002.

Property and equipment: Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated service lives of the respective classes of property and equipment ranging between 3 and 10 years for office furniture, fixtures and equipment, 3 and 7 years for vehicles, 2 and 20 years for machinery and equipment, and 3 and 39 years for buildings and improvements.

Goodwill: Effective January 1, 2002, goodwill is subject to impairment tests performed at least annually. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 30 years.

Other intangible assets: Covenants not-to-compete are amortized on a straight-line basis over the terms of the agreements, not exceeding 5 years. Debt issue costs are amortized over the average term of the credit agreement using the effective interest method. Customer lists are amortized on a straight-line basis not to exceed 10 years, and trademarks and know how have an indefinite life.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 1. Significant Accounting Policies (Continued)

Impairment of long-lived and intangible assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future undiscounted cash flows. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files its income tax return on a consolidated basis with its respective subsidiaries. The members of the consolidated group have elected to allocate income taxes among the members of the group by the separate return method, under which the parent company credits the subsidiary for income tax reductions resulting from the subsidiary’s inclusion in the consolidated return, or the parent company charges the subsidiary for its allocated share of the consolidated income tax liability.

Revenue recognition: Revenue from product sales is recognized as goods are shipped. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. The Company’s lead fabrication and recycling segment performs certain services under tolling arrangements and recognizes tolling revenue as services are performed. Tolling services are primarily provided by the secondary lead smelting and refining plant in Tampa, FL whereby the plant receives a customer’s junk batteries (industrial, marine, golf cart, automobile, etc.) and will return refined lead alloyed to the customer’s specifications.

Reclassifications: Certain amounts in the accompanying consolidated balance sheet as of December 31, 2003, have been reclassified, with no effect on stockholders’ equity, to be consistent with classifications adopted in 2004.

Stock compensation: SFAS No. 123, Accounting for Stock-Based Compensation, established financial accounting and reporting standards for stock-based compensation plans. The standard requires a fair (minimum) value-based method to determine the compensation costs of such plans. As allowed by the standard, the Company continued to account for its stock-based employee compensation arrangements in accordance with the prior standard, Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees. The Company has adopted the disclosure only provisions of SFAS No. 123, which allows companies to disclose in notes to financial statements the pro forma compensation costs for stock-based employee compensation arrangements.

Environmental remediation costs: The Company is subject to comprehensive and frequently changing federal, state, and local environmental laws and regulations, and will incur additional capital and operating costs in the future to comply with currently existing laws and regulations, new regulatory requirements arising from recently enacted statutes, and possible new statutory enactments. The Company accrues losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recorded no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Determining (a) the extent of remedial actions that are or may be required (b) the type of remedial actions to be used (c) the allocation of costs among potentially responsible parties (PRPs) and (d) the costs of making such determinations, on a site-by-site basis, require a number of judgments and assumptions and are inherently difficult to estimate. The Company utilizes certain experienced employees responsible for site monitoring, third party environmental specialists, and correspondence and progress reports obtained from the various regulatory agencies responsible for site monitoring to estimate its accrued environmental remediation costs. The Company generally contracts with third parties to fulfill most of its obligations for remedial actions. The time period necessary to remediate a particular site may extend several years, and the laws governing the remediation process and the technology available to complete the remedial action may change before the remedial action is complete. Additionally, the impact of inflation and productivity improvements can change the estimates of costs to be incurred. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the nonexistence or inability of other PRPs to contribute to the settlements of such liabilities, or other factors could necessitate the recording of additional liabilities which could be material.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 1. Significant Accounting Policies (Continued)

The majority of the Company’s environmental remediation accrued liabilities are applicable to its lead fabrication and secondary lead smelting operating segment.

Earnings per common share: Basic earnings per share (EPS) data has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Accrued dividends on convertible preferred stock for each applicable year reduced the earnings available to common stockholders in the basic EPS computation. Diluted EPS data has been computed on the basis of the assumed conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the net income per common share.

Note 2. Business Acquisitions

Business acquisition (scrap metal recycling segment): On November 18, 2004, a Company subsidiary acquired 100% of the outstanding capital stock of a ferrous and non-ferrous scrap metal recycler. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price was approximately $6,825, including cash of $4,950, a non-compete obligation of $875, and redeemable common stock of $1,000. The value of the 200,000 redeemable common shares issued was determined based on the put rights of the holder at the closing date.

The cash portion of the acquisition was financed by debt, including borrowings under Metalico Inc.’s loan agreement with its primary lender and the issuance of convertible notes of approximately $4,422 to certain related and unrelated parties. The convertible notes holders were also issued detachable warrants to purchase 0.20 shares of common stock for every one share of common stock into which the principal amount of such holder’s respective convertible note may be converted, exercisable for a period of three years from the date of the convertible note with an exercise price of $4.00 per share. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets:
Cash	$20
Accounts receivable	1,086
Inventories	967
Other current assets	40
Equipment and furniture and fixtures	1,686
Covenant not-to compete	875
Other intangibles	1,055
Goodwill	4,346
Liabilities assumed:
Debt, including capital lease obligations	(1,574)
Accounts payable and accrued expenses	(1,550)
Deferred income taxes	(126)

Net assets	$6,825

The $4,346 of goodwill is not deductible for income tax purposes.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2004 and 2003, as though the acquisition had been made as of January 1, 2003, follow:

	2004	2003

Revenue	$127,772	$67,171
Income from continuing operations	6,975	4,756
Earnings per share:
Basic	0.39	0.51
Diluted	0.31	0.21

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 2. Business Acquisitions (Continued)

Joint venture and acquisition of controlling membership interest (lead fabrication and recycling segment): On March 18, 2002, Mayco Industries, L.L.C. (Mayco) was formed as a joint-venture between Mayfield Manufacturing Company, Inc. (Mayfield), Metalico-Evans, Inc., and Metalico-Granite City, Inc. (the L.L.C. members) and entered into Asset Contribution Agreements with such members whereby substantially all of the assets and operations, except for real property, of Mayfield Manufacturing Company, Inc., Metalico-Evans, Inc., and the lead fabricating division of Metalico-Granite City, Inc. were contributed to Mayco in return for the issuance of its L.L.C. interests to the members and the assumption by Mayco of substantially all the liabilities of the members, except those applicable to assets and operations not transferred. The net assets contributed by Metalico-Evans, Inc. and Metalico-Granite City, Inc., at the date of transfer, were reclassified to the investment in joint venture account at carrying amounts as reported by the subsidiaries, and such investment was reported in accordance with the equity method of accounting. Mayco is in the business of fabricating, processing, and marketing lead, steel, and aluminum products.

On September 30, 2004 (Closing Date) Metalico, Inc. acquired the 50% membership interests of Mayco owned by Mayfield and converted Mayco into a wholly owned subsidiary renamed Mayco Industries, Inc. As a result of the acquisition, the Company owns a 100% membership interest in Mayco. The aggregate purchase price for the 50% membership interests acquired was approximately $8,115 and was paid in cash and financed by debt, including borrowings under Metalico Inc.’s loan agreement with its primary lender and convertible debt of $3,850 issued to certain related and unrelated parties at a 10% discount. In conjunction with the acquisition, the Company also refinanced substantially all of Mayco’s outstanding debt as of the Closing Date. Under the terms of the acquisition, Metalico, Inc. was also obligated to acquire the underlying real estate for Mayco’s Birmingham, Alabama lead fabrication plant (owned by an affiliate of Mayco) in a separate transaction which was completed in January 2005 (see Note 25).

Metalico, Inc. accounted for the acquisition as a purchase in a manner similar to a step-acquisition and included Mayco in its consolidated financial statements as of September 30, 2004, the date it obtained a controlling interest. The Company reported its equity in net income of Mayco through September 30, 2004, and thereafter Mayco’s revenue and expenses from its results of operations have been included in the accompanying consolidated financial statements since that date. The Company’s allocation of its investment in Mayco to the net assets it obtained a controlling interest in was as follows:

Assets:
Cash	$551
Accounts receivable	6,200
Inventories	3,879
Prepaid expenses	121
Property and equipment	3,734
Debt-issue costs	111
Covenant not-to-compete	100
Other intangibles	1,366
Goodwill	5,205
Liabilities assumed:
Debt	(6,157)
Accounts payable and accrued expenses	(4,039)
Other liabilities	(84)

Net assets	$10,987

The $5,205 of goodwill is expected to be deductible for income tax purposes.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2004 and 2003, as though the acquisition of the controlling interest in Mayco had been made as of January 1, 2003, follow:

	2004	2003

Revenue	$147,077	$91,499
Income from continuing operations	7,611	4,836
Earnings per share:
Basic	0.43	0.52
Diluted	0.33	0.21

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 2. Business Acquisitions (Continued)

Business acquisition (scrap metal recycling segment): Metalico, Inc. formed a new subsidiary, and in February 2004 that subsidiary acquired a substantial portion of the net assets and business operations of a ferrous and non-ferrous scrap metal recycling, scrap handling, storing, loading, processing and brokerage business and on premise coal offloading service and product warehousing activities. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price was approximately $2,672, including cash of $1,612 and a note payable of $1,060. The allocation of the purchase price is subject to adjustment but is not expected to materially change. Such allocation is as follows:

Equipment	$978
Covenant not-to-compete	216
Goodwill	1,478

$2,672

The $1,478 of goodwill is deductible for income tax purposes.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2004 and 2003, as though the acquisition had been made as of January 1, 2003, follow:

	2004	2003

Revenue	$115,470	$64,603
Income from continuing operations	7,090	4,852
Earnings per share:
Basic	0.40	0.53
Diluted	0.31	0.21

Business acquisition (scrap metal recycling segment): On October 31, 2003, a Company subsidiary acquired a substantial portion of the assets and business operations of a ferrous and non-ferrous scrap metal recycler. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price was approximately $2,600, including cash of $1,243, short and long-term debt of $1,157, and common stock valued at $200. The value of the 62,500 common shares issued was determined based on a negotiated amount between the Company and the sellers at the closing date. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

Inventories	$189
Other current assets	13
Property and equipment	600
Goodwill	1,798

Net assets acquired	$2,600

The $1,798 of goodwill is deductible for income tax purposes.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2003 and 2002, as though the acquisition had been made as of January 1, 2002 follow:

	2003	2002

Revenue	$63,149	$61,153
Income from continuing operations	4,810	3,761
Earnings per share:
	0.52	0.34
	0.20	0.16

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 2. Business Acquisitions (Continued)

Business acquisition (scrap metal recycling segment): On April 30, 2002, a Company subsidiary acquired a substantial portion of the net assets and business operations of a ferrous and non-ferrous scrap metal recycler. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price was approximately $3,250, including cash of $1,216, short and long-term debt of $1,035, and Class B preferred stock valued at $999. The value of the 192,122 preferred shares issued was determined based on the redemption price of the Company’s Class B preferred shares at the closing date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Inventories	$451
Other current assets	162
Equipment	572
Goodwill	1,840
Other intangibles	482
Long-term debt assumed	(257)

Net assets acquired	$3,250

The $1,840 of goodwill is deductible for income tax purposes.

Unaudited pro forma consolidated results of operations for the year ended December 31, 2002, as though the acquisition had been made as of January 1, 2002, follow:

2002
Revenue	$64,851
Net income from continuing operations	3,972
Earnings per share:
Basic	0.37
Diluted	0.17

Note 3. Major Customer

Revenue for the years ended December 31, 2004, 2003 and 2002, includes revenue from net sales to the following customer (which accounted for 10% or more of the total revenue of the Company in any of those years), together with the trade receivables due from such customer as of December 31, 2004 and 2003:

		Net Sales to Customer
		as a Percentage of		Trade
		Total Revenue,		Receivables Balances
		Years Ended December 31,		as of December 31,

	2004	2003	2002	2004	2003

Customer A	4%	11%	11%	$403	$935

Note 4. Inventories

Inventories as of December 31, 2004 and 2003, were as follows:

	2004	2003

Raw materials	$5,052	$2,689
Finished goods and work-in-process	1,976	1,149
Ferrous scrap metal	1,813	711
Non-ferrous scrap metal	4,842	3,092

	$13,683	$7,641

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 5. Investment in Joint Venture and Related Party Transactions

Reference should be made to Note 2 regarding the Company’s joint venture formation of Mayco Industries, L.L.C. (Mayco) effective March 18, 2002, and acquisition of a controlling membership interest in Mayco effective September 30, 2004. Condensed financial information as of December 31, 2003 (the most recent balance sheet date prior to the acquisition of the controlling membership interest by the Company), was as follows:

ASSETS
Current Assets	$6,954
Leasehold Improvements and Equipment, net	4,211
Goodwill	492
Other	161

$11,818

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities	$6,707
Long-term debt to related parties	1,000
Other long-term debt, less current maturities	507
Minimum pension obligation	34

Total liabilities	8,248
Members’ Equity	3,570

$11,818

Condensed financial information of Mayco for the nine months ended September 30, 2004, year ended December 31, 2003, and period from March 18 to December 31, 2002, was as follows:

	2004	2003	2002

Net sales	$34,409	$32,656	$26,380
Costs and expenses:
Cost of sales	27,088	25,163	21,169
Selling, general, and administrative expenses	3,903	4,382	3,407
Depreciation	894	1,120	952
Interest expense	264	298	348
Other expense, net	12	182	127
Net income	2,248	1,511	377

The Company had a note receivable as of December 31, 2003, of $700 due from Mayco, the terms of which required monthly interest payments at a rate of 5% with principal due May 2006. The note originated in connection with the joint venture formation as described in Note 2.

The Company had sales to and purchases from Mayco. A summary of receivables and payables from these transactions as of December 31, 2003, was as follows:

Trade receivables	$348
Accounts payable	114

Sales to and purchases from Mayco during the nine months ended September 30, 2004, year ended December 31, 2003, and for the period from March 18 to December 31, 2002, were as follows:

	2004	2003	2002

Sales	$1,880	$1,679	$1,911
Purchases	865	800	856

Effective March 18, 2002, the Company entered into an agreement with Mayco for certain administrative, financial, and management services to be provided by Metalico, Inc. to Mayco. As consideration for such services, Mayco was required to pay the Company a fee of $10 per month. The agreement was terminated effective September 30, 2004, with the Company’s acquisition of the controlling membership interest in Mayco as described in Note 2. Management fees for the years ended December 31, 2004, 2003 and 2002, were $90, $120 and $90, respectively.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 6. Property and Equipment

Property and equipment as of December 31, 2004 and 2003, consisted of the following:

	2004	2003

Land	$1,810	$1,810
Buildings and improvements	11,347	10,283
Office furniture, fixtures, and equipment	543	316
Vehicles and equipment	22,247	14,048

	35,947	26,457
Less accumulated depreciation	10,678	8,792

	$25,269	$17,665

Note 7. Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, were as follows:

	2004	2003

Balance, beginning	$16,501	$14,688
Acquired during the year	11,029	1,813

Balance, ending	$27,530	$16,501

Note 8. Other Intangible and Other Assets

Other intangible and other assets as of December 31, 2004 and 2003, consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
		2004

Covenants not-to-compete	$2,293	$886	$1,407
Trademarks	969	—	969
Customer lists	1,055	—	1,055
Know how	397	—	397
Debt-issue costs	848	568	280
Lease and other deposits	454	—	454

	$6,016	$1,454	$4,562

		2003

Covenants not-to-compete	$1,102	$679	$423
Debt-issue costs	793	405	388
Lease and other deposits	312	—	312

	$2,207	$1,084	$1,123

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 8. Other Intangible and Other Assets (Continued)

The changes in the net carrying amount of amortized intangible assets by classifications for the years ended December 31, 2004 and 2003, were as follows:

	Covenants		Debt-
	Not-to-	Customer	Issue
	Compete	Lists	Costs
		2004

Balance, beginning	$423	$—	$388
Acquisitions/additions	1,191	1,055	167
Amortization	(207)	—	(275)

Balance, ending	$1,407	$1,055	$280

		2003

Balance, beginning	$578	$—	$547
Amortization	(155)	—	(159)

Balance, ending	$423	$—	$388

Amortization expense recognized on all amortized intangible assets totaled $482, $314 and $331 for the years ended December 31, 2004, 2003 and 2002. Estimated aggregate amortization expense on amortized intangible assets for each of the next 5 years and thereafter is as follows:

Years ending December 31:	Amount

2005	$693
2006	426
2007	248
2008	247
2009	267
Thereafter	861

$2,742

Note 9. Property Actively Marketed for Sale

Property actively marketed for sale as of December 31, 2004 and 2003, consisted of the following:

	2004	2003

Real property and equipment	$3,106	$2,444
Less accumulated depreciation	680	680

	$2,426	$1,764

As described in Note 18, the Company discontinued operations at its secondary lead smelting and refining plant in College Grove, Tennessee (Metalico-College Grove, Inc.) in 2003, and was actively marketing the plant for sale. The cost and accumulated depreciation of the equipment at such plant that the Company was carrying on its books as of December 31, 2004 and 2003, is reported as property actively marketed for sale and included in the table above.

As described in Note 2, all of the operations of Metalico, Inc.’s subsidiary in Atlanta, Georgia were contributed to a joint venture investee in 2002 and, subsequent thereto, the Company was actively marketing for sale the real property owned by that subsidiary, and its cost and accumulated depreciation are included in the table above. The Company had the buildings located on such property demolished in 2003 in conjunction with preparing the site for sale. On January 9, 2004, this subsidiary (Seller) entered into an agreement with an unrelated party (Buyer) for the sale of the real property. The sale agreement was generally subject to various conditions subject to Buyer approval, and terms included provisions allowing the buyer to cancel the contract prior to closing and also required the Seller be responsible for certain environmental remediation costs associated with the property. The original sale agreement was subject to certain amendments and was subsequently cancelled. Reference should be made to Note 25 regarding the parties entering into an agreement in February 2005, that reinstated, in its entirety, the original sale agreement, subject to certain modifications. The Company incurred costs in preparing the property for sale, including environmental remediation costs, of $662 and $116 in 2004 and 2003, respectively, attributable to the property. Based on the terms of the agreement for sale, the Company anticipates recovery of the costs incurred and, as a result, such costs were accounted for as an addition to the carrying value of the property.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2004 and 2003, consisted of the following:

	2004			2003
	Current	Long-Term	Total	Current	Long-Term	Total

Environmental remediation costs	$1,460	$1,574	$3,034	$2,245	$1,970	$4,215
Payroll and employee benefits	1,548	—	1,548	510	—	510
Interest and bank fees	101	—	101	311	—	311
Workers’ compensation insurance	507	—	507	200	—	200
Other	1,031	—	1,031	409	—	409

	$4,647	$1,574	$6,221	$3,675	$1,970	$5,645

Note 11. Pledged Assets and Short and Long-Term Debt

Short-term debt as of December 31, 2004 and 2003, consisted of the following:

	2004	2003

Revolving line-of-credit notes payable under secured credit facility to primary lender, terms as described below	$2,535	$5,521
Notes payable to related parties (officer-stockholders), due on demand, interest payable monthly at 5% through February 2005, and 7% thereafter, unsecured	1,600	—

	$4,135	$5,521

Long-term debt as of December 31, 2004 and 2003, consisted of the following:

Senior debt:
Revolving line-of-credit notes payable under secured credit facility with primary lender, terms as described below	$10,138	$—
Term notes payable under secured credit facility with primary lender, due in monthly principal installments from $10 to $62 plus interest at the lenders base rate plus a margin (an effective rate of 6.25% at December 31, 2004), remainder due May 2009, collateralized by substantially all assets of the Company	5,027	1,200
Other, primarily equipment notes payable and capitalized leases for related equipment, interest from 3% to 11.57%, collateralized by certain equipment	1,522	442
Subordinated debt (subordinate to debt with primary lender):
Note payable to corporation for stock repurchase, due in quarterly installments of $5, remainder due April 2008, without interest, collateralized by common shares held by escrow agent	305	325
Note payable to corporation in connection with business acquisition, due in principal installments of approximately $11 every other month plus interest at 5%, unsecured	305	368
Non-compete obligations payable to individuals in connection with business acquisitions, due in installments from $11 to $15 from monthly to every other month, unsecured	1,165	368
Note payable to corporation in connection with business acquisition, due in monthly principal installments of approximately $15 including interest at 5%, remainder due November 2007, collateralized by equipment	596	745
Note payable to corporation in connection with business acquisition, due November 2007, interest payable monthly at 5%, collateralized by land and buildings acquired under the terms of the purchase agreement	400	400

Balance carried forward	$19,458	$3,848

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 11. Pledged Assets and Short and Long-Term Debt (Continued)

	2004	2003

Balance brought forward	$19,458	$3,848
Note payable to bank, due in monthly installments of $3, including interest at 7.2%, remainder due April 2019, collateralized by a mortgage on real property	304	—
Convertible notes payable in connection with business acquisition, due from November to December 2006, interest payable monthly at 7%, unsecured, conversion terms as described below (includes related party notes of $1,013)	4,422	—
Convertible notes payable in connection with business acquisition, due September 2005, interest payable monthly at 7%, unsecured, conversion terms as described below includes related party notes of $1,692), converted to 1,400,000 shares of common stock in March 2005 (see Note 25)	3,850	—
Note payable to related party (officer-stockholder), due December 2005, interest payable monthly at 5%, unsecured, converted to 435,000 shares of common stock on June 1, 2004	—	870
Notes payable to various banks, 12%, interest payable quarterly, past due interest at 15%, due May 31, 2006, certain amounts paid and forgiven in 2003 and 2002 (see Note 19), remainder paid in January 2004	—	762

	28,034	5,480
Less current maturities	2,529	1,921
Less unamortized discount	334	—

Long-term portion	$25,171	$3,559

On May 31, 2001, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation (primary lender) to refinance a credit facility with another bank, and for general corporate purposes, including financing working capital, capital expenditures, and other expenses. The financing arrangement, inclusive of amendments, provides a maximum credit facility up to $35,000 through May 31, 2009, comprised of term and revolving loans, collateralized by substantially all assets of the Company. Borrowings under the Revolver are generally limited to eligible accounts receivable and inventory levels and recent collections on accounts receivable as defined, to a maximum of $28,500. Interest on Revolver advances is payable monthly at the lender’s base rate plus a margin (an effective rate of 5.75% at December 31, 2004) or, if a LIBOR option loan, at the LIBOR rate plus a margin (an effective rate of 5.46% at December 31, 2004).

Under the terms of the credit facility with the primary lender, the Company is required to maintain certain depository accounts with the lender and comply with certain financial covenants, including minimum EBITDA and not to exceed maximum capital expenditures, as defined. The Company also is generally restricted from entering into financing, equity, and certain other transactions, as defined without written consent of the primary lender. In addition, the Company is responsible to the primary lender for a monthly servicing fee, a contingent anniversary fee each May if its EBITDA for the fiscal year immediately prior to such anniversary date is less than its projected EBITDA for such fiscal year, unused line-of-credit and letter-of-credit fees equal to a percentage of the average daily unused portion of the Revolver and letters-of-credit and certain other fees. Lender fees (excluding those capitalized as debt issue costs in year of issuance) are included as a component of interest expense in the period assessed.

In February 2003, the Board of Directors authorized a restructuring proposal applicable to subordinated debt and accrued interest owed to an officer-stockholder whereby $400 of debt was converted to Class B preferred stock, $150 of principal, and approximately $58 of accrued interest was paid in 2003, $55 of accrued interest was forgiven, and the remainder of the obligations owed to the officer-stockholder was renewed under a two-year note arrangement with terms as disclosed in the table above.

The convertible notes due September 2005, may be converted at the option of individual holders to the Company’s common stock at a rate of $2.75 per share until the date that is two weeks after the effective date of the listing of the Company’s common stock on the American Stock Exchange (AMEX) or any comparable exchange or its functional equivalent. Reference should be made to Note 25 regarding the holder’s election to convert such notes to common stock in March 2005.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 11. Pledged Assets and Short and Long-Term Debt (Continued)

The convertible notes due from November to December 2006, may be converted at the option of the individual holders to the Company’s common stock at a rate of $3.25 per share at any time until the day before maturity. The outstanding principal balance will automatically convert to common shares of the Company at $3.25 per share at such time as (a) the common stock underlying such conversion has been registered under applicable securities laws and the Company’s common stock issued upon conversion of the convertible notes is freely tradable and (b) shares of the Company’s common stock have traded for a price equal to or greater than $4.00 per share for twenty trading sessions on the American Stock Exchange or a comparable securities exchange or its equivalent. The Company’s common stock was listed by AMEX effective March 15, 2005. The convertible notes holders were also issued detachable warrants to purchase 0.20 shares of common stock for every one share of common stock into which the principal amount of such holder’s respective convertible note may be converted, exercisable for a period of three years from the date of the convertible note with an exercise price of $4.00 per share.

Aggregate annual maturities required on long-term debt at December 31, 2004, are as follows:

Years ending December 31:	Amount

2005	$2,529
2006	6,275
2007	2,279
2008	1,713
2009	11,370
Thereafter	18
Debt converted to equity subsequent to year-end	3,850

$28,034

Note 12. Capital and Redeemable Stock

Capital stock voting rights, par value, dividend features and authorized, issued and outstanding shares are summarized as follows as of December 31, 2004 and 2003:

	2004			2003
		Issued and			Issued and
	Authorized	Outstanding		Authorized	Outstanding

Convertible preferred stock, voting, $.001 par value:
New	16,650,000	16,510,658		—	—
Class A, 5% cumulative	—	—		4,131,730	4,131,730
Class B, 5% cumulative	—	—		3,639,300	3,023,704	(a)
Class B2, not entitled to dividends	—	—		1,000,000	—
Common stock, voting, $.001 par value	40,000,000	6,563,542	(b)	25,000,000	5,727,319	(b)

(a)	Class B redeemable features are described below.
(b)	262,500 and 62,500 of these shares were redeemable as of December 31, 2004 and 2003, respectively.

Preferred stock is carried at original issue price less issue costs and common stock is carried at par value in the accompanying consolidated financial statements.

Conversion of dividends payable and Class A and B preferred to New preferred: Effective May 24, 2004, Metalico, Inc. entered into an Exchange Agreement with the holders of its preferred stock whereby the outstanding shares of Class A and B preferred stock including all rights associated therewith, including dividends payable, were exchanged for 16,510,658 newly issued shares of preferred stock. In conjunction therewith, Metalico, Inc. amended and restated its Certificate of Incorporation (Third Amendment) to, among other things, terminate the Class A, B, and B2 series of preferred stock, provide for revised terms for the new preferred stock, and restate and integrate into a single instrument all of the provisions thereof as so amended. Also included in the Third Amendment were provisions that eliminated the redeemable features of preferred stock and its dividend participation requirements.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 12. Capital and Redeemable Stock (Continued)

Preferred stock rights and privileges include the following:

Preference and ranking: Holders of preferred stock have preferential rights over the common stockholders with regard to dividends and distribution of assets upon a liquidation. Holders of preferred stock also have certain rights to designate and elect directors to the Board of Directors. Prior to the Third Amendment effective date of May 24, 2004, the Class B preferred ranked senior to the Class A preferred as to the payment of dividends and the distribution of assets upon voluntary or involuntary liquidation, dissolution, or winding up of the Company.

Dividends: Effective with the Third Amendment on May 24, 2004, dividends payable of $8,950 were exchanged for 4,107,918 issued shares of New preferred stock and preferred stock dividend participation requirements were eliminated, and thereafter the holders of preferred stock are entitled to receive dividends as the Board of Directors of the Company may determine at its sole discretion, and shall share with common stockholders on an as-converted basis in all dividends declared on common stock.

Prior to May 24, 2004, no dividends were payable to common stockholders until the preferred stock was fully converted into common stock and all accrued dividends on the preferred stock were paid. Accruing dividends on the Class A and B preferred stock were payable in cash or common stock (effective April 29, 2002) at the election of the holder. So long as any share of Class B preferred was outstanding, no dividends were payable on any other shares of stock and upon conversion of all shares of Class B preferred, no dividends were payable on any other shares until all accruing dividends relating to the Class B preferred were paid in full. Dividends accrued on preferred stock at a rate of 5% per annum of the original issue price and were without interest. Dividends payable totaled none and $8,216 as of December 31, 2004 and 2003, respectively.

Conversion features: The preferred stock can be converted, in part or in full, at any time, at the holder’s option, into that number of common shares computed by multiplying the number of shares to be converted by the relevant original issue price and dividing the result by the conversion price then in effect, with such conversion price being $3.00 per share as of December 31, 2004.

Mandatory conversion features: Provided neither a qualified offering nor a sale of the Company, as defined, have occurred, holders of 67% of the preferred stock may force all of the preferred stock to be converted into common stock. Upon certain events defined as conversion events, including the consummation of any qualified offering with a price per share of common stock of at least $7.50, all of the preferred stock will be converted into common stock at the then-current conversion price formula.

Class B redeemable features: Prior to the Third Amendment effective date of May 24, 2004, by written notice given any time after May 31, 2006, the holders of at least a majority of the Class B preferred shares have the right to require the Company to redeem all of its outstanding Class B preferred shares for a price per share equal to the fair market value of the Company divided by the number of outstanding shares of common stock (each share of preferred being treated as if converted into common for such calculation). Since the Class B preferred shares were redeemable based on the terms described above prior to May 24, 2004, the Class B preferred stock was reported as redeemable preferred stock outside of the stockholders’ equity section of the Company’s balance sheet.

Liquidation rights: If Metalico, Inc. is voluntarily or involuntarily liquidated, dissolved or wound up, the holders of its equity securities shall have the following preferences and rights against the property of the Company available for distribution to such holders (provided that the following provisions do not apply following, or in connection with, a conversion event as defined in the Third Amended and Restated Certificate of Incorporation) first, the holders of the preferred stock shall be entitled to receive an aggregate amount equal to the greater of (x) the product determined by multiplying the total number of shares of former preferred stock exchanged or deemed exchanged for preferred shares on the date of the Third Amendment by the original issue price, pro rata among the holders of the preferred stock determined, with respect to each share of preferred stock, by dividing (i) the product determined by multiplying (A) the number of shares of former preferred stock exchanged or deemed exchanged with respect to such share of preferred stock on the date of the Third Amendment by (B) the original issue price by (ii) the number of shares of preferred stock received or deemed received upon such exchange, and (y) the amount determined on an as-converted basis, pro rata in accordance with the number of common shares held by each of them and then second the balance to the holders of common stock, pro rata, in accordance with the number of common shares held by each of them.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 12. Capital and Redeemable Stock (Continued)

Common stock features include the following:

Redeemable features: Certain holders of common shares have put rights, the exercise of which is outside the Company’s control. The aggregate value of the remaining redemption rights totaled $1,200 and $200 at December 31, 2004 and 2003, respectively, which has been reported as redeemable common stock outside of the stockholders’ equity section of the Company’s balance sheet. The remaining put rights as of December 31, 2004, consist of 200,000 shares where the holder has the right to put such shares to the Company at a minimum price of $5.00 after November 18, 2005, and 62,500 shares where the Company is required to acquire such shares at a minimum price of $3.20 per share in May 2005.

Of the common shares, approximately 16,650,000 shares were reserved as of December 31, 2004, for issuance upon the conversion of the preferred stock as described above.

Changes in redeemable preferred and common stock for the years ended December 31, 2004, 2003 and 2002, were as follows:

	2004	2003	2002

Balance, beginning	$9,023	$8,673	$7,474
Issuance of 307,509 shares of Class B preferred stock	—	—	1,599
Redemption of 40,000 shares of redeemable common stock	—	—	(400)
Issuance of 76,923 shares of Class B preferred stock on conversion of certain stockholder debt to equity	—	400	—
Issuance of 62,500 shares of common stock	—	200	—
Redemption of 37,037 shares of redeemable common stock	—	(250)	—
Conversion of 3,023,704 shares of Class B preferred to New preferred	(8,823)	—	—
Issuance of 200,000 shares of common stock	1,000	—	—

Balance, ending	$1,200	$9,023	$8,673

Stock purchase warrants: The Company issued common stock purchase warrants in December 2000, representing 30,000 shares of common stock. The stock purchase warrants have an exercise price of approximately $2.92 per share and are exercisable at any time through November 2005.

The Company issued common stock purchase warrants to subordinated bank lenders in May 2001, representing 3,624,185 shares of common stock with an exercise price of $0.01 per share. In conjunction with the payoff of the remaining subordinated debt owed to various banks in January 2004 (see Note 11), 2,174,511 of the warrants were redeemed for approximately $251. Of the warrants redeemed, $100 was recorded in 2003 since the payoff agreement was effective December 31, 2003. In conjunction with agreements with banks as described in Note 19, 1,449,674 of the warrants were endorsed by the banks to the Company without recourse in 2003 and 2002. As of December 31, 2004, none of the warrants issued in 2001 were outstanding.

In conjunction with the issuance of convertible notes to finance a business acquisition (see Note 2), the convertible notes holders were also issued 272,146 of detachable common stock purchase warrants that are exercisable for a period of three years from the date of the convertible note with an exercise price of $4.00 per share.

Note 13. Income Tax Matters

Net deferred tax assets, resulting from the differences in the timing of the recognition of certain income and expense items for financial and tax accounting purposes, consisted of the following components as of December 31, 2004 and 2003:

	2004	2003

Deferred tax assets:
Inventories	$375	$140
Accrued liabilities	1,496	1,603
Loss carryforwards	2,922	5,673
Other	54	77

	4,847	7,493
Less valuation allowance	984	1,102

	3,863	6,391

Deferred tax liabilities:
Investment in joint venture	—	558
Property and equipment	2,324	1,992
Intangible and other	1,419	585

	3,743	3,135

	$120	$3,256

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 13. Income Tax Matters (Continued)

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2004 and 2003, as follows:

	2004	2003

Current assets	$646	$1,209
Long-term assets (liabilities)	(526)	2,047

	$120	$3,256

Management has recorded a valuation allowance on the net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The reduction in the valuation allowance during 2003 is attributable to management’s anticipation of future taxable income as a result of the shut down and closure of Metalico-College Grove, Inc. as discussed in Note 18. Certain of these valuation reserves were established upon business acquisitions and, if reversed in the future, will result in a decrease to goodwill.

Loss carryforwards for federal tax purposes as of December 31, 2004, have the following expiration dates:

Expiration Date	Amount

2020	$3,757
2021	87

$3,844

Loss carryforwards for state tax purposes as of December 31, 2004, total approximately $51,000 applicable to the various states in which the Company files its tax returns. A valuation allowance has been recorded for approximately 71% of these loss carryforwards applicable to non-operating subsidiaries filing as single entities under applicable state tax laws. The ability of such non-operating subsidiaries to produce future taxable income in order to utilize the loss carryforwards before they expire is unlikely.

The provision (credit) for income taxes for the years ended December 31, 2004, 2003 and 2002, consisted of the following:

	2004	2003	2002

Continuing operations:
Current	$533	$219	$509
Deferred	2,867	(1,590)	—

	$3,400	$(1,371)	$509

Discontinued operations:
Current	$(199)	$—	$(607)
Deferred	143	(1,666)	—

	$(56)	$(1,666)	$(607)

The income tax provision (credit) attributable to income from continuing operations differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2004, 2003 and 2002, due to the following:

	2004	2003	2002

Computed “expected” tax expense (credit)	3,673	$1,219	$1,528
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	273	91	125
Change in valuation allowance	(118)	(2,610)	(360)
Other, net	(428)	(71)	(784)

	$3,400	$(1,371)	$509

The total income tax provision (credit) for the years ended December 31, 2004, 2003 and 2002, was $3,344, $(3,037) and $(98), respectively. Those amounts have been allocated to the following financial statement items:

	2004	2003	2002

Income from continuing operations	$3,400	$(1,371)	$509
Discontinued operations	(56)	(1,666)	(607)

	$3,344	$(3,037)	$(98)

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 14. Stock Based Compensation Plans

In 1997, the Company established the Long-Term Incentive Plan (the Plan). The Plan allows for a number of shares of the Company’s common stock equal to up to 10% of the total authorized amount of common shares to be issued upon the exercise of stock based awards granted to officers, consultants and certain other employees from time to time. The primary purpose of the Plan is to provide additional performance and retention incentives to officers and other key employees by facilitating their purchase of an ownership interest in the Company. The Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Exercise or purchase price per share amounts are generally approved at or above the grant date estimated fair value of the Company’s common stock; however, certain awards issued in 2004 included terms with exercise prices below the grant date estimated fair value of the Company’s common stock, and those awards issued resulted in compensation expense recognition at the grant date. Awards issued under the Plan generally vest ratably over three years and are exercisable for up to five years from the date of grant. However, the 78,750 awards (options) granted as of December 31, 2002, vest ratably over three years with an acceleration of the last year on the second anniversary of the grant date, resulting in full vesting at the end of two years.

The Company receives no monetary consideration for the granting of stock based awards pursuant to the Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options.

In 2004, the Board of Directors approved an Executive Bonus Plan for executive officers to be administered by the Compensation Committee. The Compensation Committee identified a series of corporate and individual goals for 2004 and each executive officer was allocated a measure of responsibility for particular goals. Individual incentive awards are based on the achievement of allocated goals and discretionary evaluations of the eligible employees. Awards are contemplated to include a cash payment and stock options. Stock options granted to eligible officers under the Executive Bonus Plan generally vest quarterly over four years commencing on the first day of the year immediately following the performance year for which such options are awarded.

Awards issued by the Company through December 31, 2004, consist of options, warrants and stock purchase rights and are fixed plan awards, since the exercise price that a grantee is required to pay upon exercise, and number of shares that a grantee is entitled to receive, are known at the grant date. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants that are fixed plan awards except for 55,000 options and 100,000 warrants issued in 2004 at exercise prices below fair value (from $.01 to 1.00 per share) that resulted in compensation expense of approximately $217 for the year ended December 31, 2004. Had compensation cost for all of the stock-based compensation awards been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income would have been reduced to the pro forma amounts shown below:

	2004	2003	2002
Net income:
As reported	$6,664	$1,981	$2,799
Pro forma	$6,659	$1,981	$2,799
Earnings per share on income from continuing operations available to common stockholders:
As reported
Basic	0.40	0.53	0.35
Diluted	0.31	0.21	0.17
Proforma
Basic	0.40	0.53	0.35
Diluted	0.31	0.21	0.17

The fair value of each award was estimated at the grant date using the Black-Scholes method in 2004 and the minimum value method in 2003 and 2002, with the following assumptions for grants: dividend rate of 0% for all years; risk-free interest rates of between 3 and 7%; expected lives of 5 years and a volatility rate of 35% using a comparable company in 2004 and 0% in 2003 and 2002.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 14. Stock Based Compensation Plans (Continued)

A summary of the status of the fixed awards at December 31, 2004, 2003 and 2002, and changes during the years ended on those dates is as follows:

	2004			2003	2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	352,276	$1.76	227,276	$1.64	151,442	$1.26
Granted	185,000	0.66	125,000	2.00	78,750	2.50
Exercised	(104,133)	0.64	—	—	—	—
Expired	(57,206)	2.09	—	—	(2,916)	1.00

Outstanding at end of year	375,937	1.31	352,276	1.76	227,276	1.64

Exercisable at end of year	260,067		174,726		138,476

Fair value per award of awards granted during the year	$1.61		$—		$—

A further summary about awards outstanding at December 31, 2004, was as follows:

	Options and Warrants Outstanding
		Weighted-
		Average
		Remaining
	Number	Contractual	Number
Range of Exercise Prices	Outstanding	Life	Exercisable

0.01	115,000	4.4 years	99,306
0.30	38,462	1.0 year	38,462
1.00	30,000	4.3 years	11,111
2.00	89,750	4.0 years	41,965
2.50	72,725	3.0 years	57,973
3.00	30,000	4.3 years	11,250

Note 15. Pension Plans

The Company has two defined-contribution 401(k) pension plans, one for employees not covered by a collective bargaining agreement (Non-union), and the other for employees at its Granite City, Illinois, plant covered by a collective bargaining agreement (Union). The plans offer substantially all employees a choice to elect to make contributions pursuant to salary reduction agreements upon attaining certain age and length-of-service requirements. Under the Non-union plan, the Company may make matching contributions on behalf of the participants of the plan, not to exceed 100% of the amount of each participant’s elective salary deferral, up to a maximum percentage of a participant’s compensation as defined by the plan. Under the Union plan, and in accordance with its labor contract that covers the Company’s union employees at the Granite City, Illinois plant, Company contributions are required based on a specified rate per month. The Company matched participant contributions during 2004, 2003 and 2002, under the Non-union plan at 100% of a participant’s elective salary deferrals, up to a maximum of 4% of a participant’s compensation. The plans also provide a profit sharing component where the Company can make a discretionary contribution to the plans, which is allocated based on the compensation of eligible employees. No profit sharing contributions were made for 2004, 2003 and 2002. Company matching and profit sharing contributions are subject to vesting schedules, and forfeitures are applied to reduce Company contributions. Participants are immediately vested in their elective contributions. 401(k) pension expense for the years ended December 31, 2004, 2003 and 2002, was approximately $272, $173 and $214, respectively.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 15. Pension Plans (Continued)

The Company also had a defined benefit pension plan at the Tampa, Florida plant covering substantially all hourly employees at such location until the Company elected to terminate such plan effective April 2001. The Company made no contributions to the plan and recognized no pension expense applicable to such plan in 2002. The Company had previously recorded an accrued liability of $100 to cover estimated termination costs and plan settlement liabilities. During 2002, the plan was terminated and, in connection therewith, the Company obtained a reversion settlement of approximately $147 (net of federal excise tax of $37). The Company reversed the accrued liability previously recorded and recognized a gain on pension plan termination of $247 in 2002.

In connection with the Company’s acquisition of a controlling membership interest in Mayco effective September 30, 2004, as described in Note 2, the Company reassumed plan sponsorship of a frozen defined benefit pension plan at the Granite City, Illinois plant covering substantially all hourly employees at such location. Mayco previously assumed plan sponsorship effective with the joint venture formation on March 18, 2002, also described in Note 2. The Company made no contributions to the plan and recognized no pension expense applicable to such plan for the period from January to March 18, 2002. The Company has reported its share of unrecognized pension costs of $125 as a reduction of stockholders’ equity in the accompanying balance sheet as of December 31, 2003, and a reduction of comprehensive income in the accompanying statement of stockholders’ equity for the years ended December 31, 2003 and 2002. Information relative to this defined benefit pension plan, as of and for the year ended December 31, 2004, is presented as follows:

Amounts at December 31:	2004
Benefit obligation	$908
Plan assets	674

Funded status (plan assets less plan obligation)	$(234)

Net liability recognized in balance sheet:
Prepaid benefit cost	$195
Accumulated comprehensive income increase for additional minimum pension liability adjustment	(429)

Accrued liability on balance sheet	$(234)

Amounts recognized in reporting period:
Benefit cost recognized in expense by charge to net income	$20
Benefit cost recognized by charge to other comprehensive income	180

Total costs recognized	$200

Plan activity in reporting period:
Company contributions	$—
Participant contributions	—
Benefits paid	89

Assumptions used in computations:
In computing ending obligations:
Discount rate	5.75%
Rate of compensation increase	N/A
In computing expected return on plan assets	8%

Note 16. Lease Commitments

The Company leases administrative and operations space under noncancelable agreements that expire between 2005 and 2006, and require various minimum annual rentals. In addition, certain leases also require the payment of property taxes, normal maintenance, and insurance on the properties. The Company also leases certain vehicles and equipment under noncancelable lease agreements that expire between 2005 and 2010.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 16. Lease Commitments (Continued)

The approximate minimum rental commitment as of December 31, 2004, excluding executory costs, is due as follows:

Years ending December 31:	Amount

2005	$862
2006	503
2007	209
2008	82
2009	68
Thereafter	48

$1,772

Total rental expense for the years ended December 31, 2004, 2003 and 2002, was approximately $1,054, $753 and $592, respectively.

Note 17. Other Commitments and Contingencies

Environmental Remediation Matters

In 2000, Metalico, Inc. received correspondence from the United States Environmental Protection Agency (EPA) alleging potential liability as a “potentially responsible party” (PRP) for a release of hazardous substances from a site consisting of certain properties contaminated with lead leaching from waste battery chips in and around College Grove, Tennessee (collectively the Site). The 2000 correspondence from the EPA indicated the Site would include at least 16 properties (and potentially 1 additional property) and no other properties were anticipated to be added. No accrual for remediation costs was recorded by the Company at that time because it was not able to reasonably estimate the amount of any range of potential obligation for remediation of the Site.

The Company subsequently received a letter from the EPA dated January 27, 2003, (the Notice) that included a demand for payment of approximately $10,298, plus interest for response costs relating to the EPA’s determination that there was a release of hazardous substances from the Site. The EPA alleges battery chips were stockpiled by General Smelting and Refining, Inc. (GSR), which subsequently became a Company subsidiary, between 1950 and 1970, made available to the general public during that time period, and transported from the GSR plant facility to the properties that make up the Site. The 2003 letter from the EPA stated that it has cleaned 86 properties relating to the Site and excavated/disposed of approximately 91,000 tons of contaminated soil and battery chip debris. The letter also stated the EPA anticipates that (i) additional funds may be expended on the Site, (ii) Metalico, Inc. is potentially liable for such expenditures plus interest, and (iii) the demand for payment amount is preliminary, and does not limit the EPA from providing a revised figure as additional costs are identified. In its letter the EPA also sought Metalico Inc.’s agreement to assume responsibility for any future removal and other remediation activities that are discovered relating to the Site.

The Company responded to the Notice on April 4, 2003, through its external legal counsel. The response pointed out that Metalico, Inc., Metalico-College Grove Inc. (MCG) which purchased assets from GSR as discussed below, and GSR are separate corporations, GSR is not the owner or operator of the Site, GSR did not arrange for deposit of hazardous materials on the Site and that neither Metalico, Inc. nor MCG are or were “arrangers” with respect to the disposal of the subject hazardous materials, and accordingly (1) none of Metalico, Inc., GSR, or MCG are liable for the asserted costs and (2) in any event neither Metalico, Inc. nor MCG has any liability for the alleged activities of GSR. The EPA replied to the Company’s response on June 28, 2004, when it issued a Third Request for Information (the “Third Request Letter”). The Third Request Letter stated that it was intended to help the EPA evaluate information previously provided by the Company but also increased the EPA’s demand for costs through June 23, 2004 to approximately $11,778. The Company’s external legal counsel filed a response to the Third Request Letter with the EPA on September 10, 2004. In October 2004, the EPA asked the Company to consider entering into a tolling agreement for purposes of tolling any statute of limitations potentially applicable to the EPA’s claim. In January of 2005 the Company and the EPA entered into an agreement to toll any such statute of limitations for the period from January 19, 2005 through May 31, 2005.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 17. Other Commitments and Contingencies (Continued)

On February 25, 2005, the EPA responded to the Company’s April 4, 2003, letter and submission of additional information (the February 2005 Letter). In that letter, the EPA stated that its claim was now approximately $11,871 and made demand for that amount from Metalico, Inc. and GSR. While stating again the EPA’s belief that GSR is liable as an arranger, the February 2005 Letter also acknowledged that EPA was not questioning the propriety of the asset purchase by which MCG acquired the new plant assets of GSR, and further acknowledged the legal hurdles associated with piercing the corporate veil or holding a parent directly liable under applicable environmental law. Nonetheless, the February 2005 Letter stated the EPA sees no practical distinction between GSR and Metalico, Inc., and thus asserted its view that Metalico, Inc. should fund EPA’s cleanup at the Site. The February 2005 Letter also solicited a settlement offer from Metalico, Inc. and GSR and further stated that the EPA is willing to consider a schedule for payment over time, as well as a reduction in the total amount demanded from Metalico, Inc. and/or GSR.

On March 23, 2005, the Company’s external legal counsel replied to the February 2005 Letter. The reply acknowledged the EPA’s concessions in the February 2005 Letter and reiterated the legal bases for the independent corporate existences of Metalico, Inc. and GSR. However, the Company also agreed to develop a good-faith settlement offer as requested, consistent with the Company’s understanding of the facts and law of this matter and its evaluation of the legal strengths and weaknesses of the EPA’s case.

External legal counsel has advised the Company that it is too early at this time to determine whether settlement will be possible and, that if settlement is not possible, whether the matter will result in litigation, or what the ultimate outcome will be. As a result, management and the Company’s legal counsel are unable to reasonably estimate the amount of ultimate loss/liability, if any, which may be incurred with respect to this matter. Unless and until any settlement is entered into, the Company intends to vigorously contest the EPA’s claim. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Regarding the Company’s secondary lead smelting and refining operations located in College Grove, Tennessee, Metalico, Inc. originally began operations in Tennessee by acquiring GSR in 1997, and GSR still exists as a wholly owned subsidiary of Metalico, Inc. Operations ceased at GSR in December 1998, and thereafter it commenced closure activities. Demolition of the old plant was substantially completed in 2000, and closure activities are still progressing. Metalico, Inc. incorporated MCG in July 1998 as another wholly-owned subsidiary and later in 1998 MCG purchased substantially all of the net assets of GSR inclusive of a new plant that was constructed (and completed in 1998) adjacent to the GSR plant originally acquired. Secondary lead smelting and refining operations in Tennessee have been conducted thereafter by MCG.

In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (TDEC) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of December 31, 2004 and 2003, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $1,216 and $1,257, respectively. Of the $1,216 accrued as of December 31, 2004, approximately $824 is reported as a current liability and the remaining $392 is estimated to be incurred and paid as follows: $58 from 2006 through 2008 and $334 thereafter. These costs include the post-closure maintenance of this plant and two closed landfills at this facility. Such costs will principally include costs for the decontamination, dismantling removal and cover of the plant area, groundwater monitoring, and general area maintenance. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company maintains an escrow fund to accumulate money necessary to pay for estimated future post-closure maintenance costs for the two closed landfills at its former plant at College Grove, Tennessee. These funds of approximately $219 and $217 as of December 31, 2004 and 2003, respectively, are included as a component of other long-term assets in the accompanying balance sheets. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 17. Other Commitments and Contingencies (Continued)

Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (GCR), entered into an agreement with the EPA in 2002 to settle a claim made by the EPA in connection with a Consent Decree originally issued in 1991 obligating GCR to perform remedial design and remedial action in connection with a battery disposal Superfund site and to reimburse the EPA for all response costs, including oversight costs, incurred by EPA related to the site. The agreement required the Company to pay an asserted claim by the EPA for response costs applicable to the site through September 30, 1999, in an initial payment of $200 in 2002 and an additional $220 plus interest payable in eight quarterly installments thereafter. EPA reserves the right to seek additional response costs pursuant to the Consent Decree for the time period after September 30, 1999.

In September 2002, the EPA issued a notice of potential liability and offer to negotiate for removal action at a site located near GCR where a battery case chips pollutant condition exists on the subject property site. In April 2003, GCR purchased the site from the property owner. In March 2004, GCR signed an Administrative Order on Consent (AOC) with the EPA that included a claim for past response costs of the EPA and required GCR to pay for all future EPA response costs applicable to the site in accordance with the AOC. GCR retained external consultants to perform the remediation and removal actions required by the AOC in 2004, and has estimated its accrued remediation costs applicable thereto. In connection therewith, the Company included approximately $150, and $951 in accrued liabilities applicable to GCR’s outstanding remediation issues attributable to such site as of December 31, 2004 and 2003, respectively, which are included in the accrued remediation total amounts for GCR as noted below.

The Company has various other environmental liability exposure issues at GCR, including on-site and other off-site clean-up and remediation matters. GCR has been named as a PRP in connection with certain Superfund sites and has entered into certain Consent Decrees related thereto with the EPA and also Agreed Interim Orders with the State of Florida Department of Environmental Protection (FDEP) regarding on-site remediation matters. Most of these issues were applicable when GCR was acquired by the Company in 1998, and estimated accrued environmental remediation liabilities related thereto were recorded in connection with the acquisition accounting.

GCR has included an estimate of liability regarding the matters discussed above inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying December 31, 2004 and 2003, balance sheets include approximately $1,473 and $2,561, respectively, applicable to GCR’s various outstanding remediation issues. Of the $1,473 accrued as of December 31, 2004, approximately $473 is reported as a current liability and the remaining $1,000 is estimated to be incurred and paid as follows: $930 from 2006 through 2008 and $70 thereafter. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability because the Company believes that the cost for such insurance is not economical. Accordingly, if the Company were to incur liability for environmental damage in excess of accrued environmental remediation liabilities, its financial position, results of operations, and cash flows could be materially adversely affected.

Note 18. Discontinued Operations

During 2003, the Company’s Board of Directors approved a plan for the shutdown of operations and closure of its secondary lead smelting and refining plant in College Grove, Tennessee (Metalico-College Grove, Inc.). The plant was substantially idle during the fourth quarter of 2003 except for certain clean-up activities in connection with its closure and attempts to ready the plant for sale, and the Company was actively marketing the plant for sale. Management recorded depreciation on property and equipment of the plant in 2003 through May 2003 when the decision was made to formally close the plant and recorded an impairment loss on property and equipment of approximately $2,316 in connection with management’s estimate of net realizable value of the remaining property and equipment of the plant. The Company had previously recorded impairment losses on Metalico-College Grove, Inc. goodwill and property and equipment in 1999 and 2000 of significant amounts based on production issues, net losses incurred, and other negative recurring factors applicable to such plant. Reference should be made to Note 9 for the equipment owned by Metalico-College Grove, Inc. reported as property actively marketed for sale in the accompanying December 31, 2004 and 2003 consolidated balance sheets.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 18. Discontinued Operations (Continued)

The income (loss) from the discontinued subsidiary for the years ended December 31, 2004, 2003 and 2002, consisted of the following:

	2004	2003	2002

Revenue	$—	$4,373	$6,411
Costs and expenses	488	9,071	8,070

Operating	(488)	(4,698)	(1,659)
Other income (expense)	3	160	1

	$(485)	$(4,538)	$(1,658)

Note 19. Debt Forgiveness and Gain on Extinguishment of Debt

During 2003, the Company entered into an agreement with a bank and was released by such creditor from approximately $62 of accrued interest in exchange for payments totaling $254. As a result of debt forgiveness and extinguishment of such debt, the Company recorded a gain on the extinguishment of approximately $62 in its 2003 statement of income.

During 2002, the Company entered into agreements with a bank and certain individuals and was released by such creditors from approximately $230 of debt and $155 of accrued interest in exchange for payments totaling $460. As a result of the debt forgiveness and extinguishment of such debt, the Company recorded a gain on the extinguishment of approximately $385 in its 2002 statement of income.

Note 20. Segment Reporting

The Company had two operating segments for the years ended December 31, 2004, 2003 and 2002. Reference should be made to Note 18 regarding discontinued operations. Reference should also be made to Note 2 regarding a joint venture formation in 2002. The segments are distinguishable by the nature of their operations and the types of products sold. The accounting policies of the operating segments are generally the same as described in Note 1. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Listed below is financial data as of or for the years ended December 31, 2004, 2003 and 2002, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate	Consoli-
	Recycling	and Recycling	and Other	dated
	2004

Revenues from external customers	$77,733	$37,630	$—	$115,363
Operating profit (loss)	11,975	2,683	(3,593)	11,065
Depreciation and amortization expense	1,528	1,274	149	2,951
Interest expense	153	12	1,628	1,793
Equity in net income of joint venture investee	—	1,124	—	1,124
Total assets	49,895	41,430	1,638	92,963
Capital expenditures on property and equipment	3,155	1,349	108	4,612
Capital expenditures on goodwill	5,824	5,205	—	11,029
Capital expenditures on other intangibles	2,146	1,577	56	3,779

	2003

Revenues from external customers	$38,118	$23,204	$—	$61,322
Operating profit (loss)	3,858	1,423	(1,730)	3,551
Depreciation and amortization expense	1,060	870	138	2,068
Interest expense	35	16	932	983
Equity in net income of joint venture investee	—	756	—	756
Total assets	28,612	24,395	5,024	58,031
Capital expenditures on property and equipment	1,365	917	9	2,291
Capital expenditures on goodwill	1,813	—	—	1,813

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 20. Segment Reporting (Continued)

		Lead
	Scrap Metal	Fabrication	Corporate	Consoli-
	Recycling	and Recycling	and Other	dated
	2002

Revenues from external customers	$32,839	$26,423	$—	$59,262
Operating profit (loss)	3,337	3,233	(1,848)	4,722
Depreciation and amortization expense	941	1,036	108	2,085
Interest expense	30	10	1,236	1,276
Equity in net income of joint venture investee	—	189	—	189
Total assets	23,960	21,686	2,170	47,816
Capital expenditures on property and equipment	490	806	13	1,309
Capital expenditures on goodwill	1,840	—	—	1,840
Capital expenditures on other intangibles	482	—	—	482

The Company’s revenue by product line or service for the years ended December 31, 2004, 2003 and 2002, consisted of the following:

	2004	2003	2002

Scrap Metal Recycling
Ferrous metals	$33,042	$13,037	$9,539
Non-ferrous metals	41,329	25,081	23,300
Scrap handling	3,362	—	—

	77,733	38,118	32,839

Lead Fabrication and Recycling
Fabricating	26,931	13,423	17,085
Smelting	5,902	2,756	2,028
Tolling	4,797	7,025	7,310

	37,630	23,204	26,423

	$115,363	$61,322	$59,262

Note 21. Statements of Cash Flows Information

The Company made (received) net cash payments for income and franchise taxes of approximately $163, $185 and $(9) (net of refunds $146, $46 and $329) and for interest of approximately $2,004, $788 and $1,035 during the years ended December 31, 2004, 2003 and 2002, respectively.

The following describes the Company’s noncash investing and financing activities:

	2004	2003	2002

Net assets contributed to Mayco Industries, L.L.C. (Mayco) as a result of joint venture formation on March 18, 2002 (see Note 2):
Assets:
Receivables	$—	$—	$2,543
Inventories	—	—	2,264
Prepaid expenses	—	—	40
Equipment, net	—	—	2,547
Goodwill	—	—	492
Other, long-term	—	—	212

	—	—	8,098

Less liabilities assumed by Mayco:
Short-term debt	—	—	2,828
Accounts payable and accrued expenses	—	—	2,978
Long-term debt	—	—	430

	—	—	6,236

Net noncash assets	$—	$—	$1,862

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 21. Statements of Cash Flows Information (Continued)

	2004	2003	2002

Net assets acquired in business acquisitions (see Note 2)	$20,484	$2,600	$3,250
Issuance of short and long-term debt for business acquisition	1,935	1,157	1,035
Issuance of preferred stock for business acquisition	—	—	999
Issuance of redeemable common stock for business acquisition	1,000	200	—
Issuance of common stock on debt conversion	870	—	—
Issuance of common stock on accounts payable conversion	62	—	—
Issuance of common stock for note receivable	10	—	—
Discount on debt issued	500	—	—
Redemption of redeemable common stock in exchange for accounts payable	—	63	—
Redemption of common stock warrants in exchange for accounts payable	—	100	—

Note 22. Fair Value of Financial Instruments

Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount approximates the fair value because of the short maturity of those instruments.

Note receivable: The carrying amount approximates the fair value because the interest rate of the note receivable approximates market prices.

Notes payable and long-term debt: Fair value is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. The carrying amount approximates fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.

Redeemable preferred stock: Fair value is estimated based on original issue price times number of shares outstanding as a result of liquidation rights terms. The Company does not have an independent valuation performed to facilitate a fair value determination of its stock and, as a result, the estimated fair value amount presented may not represent the underlying value of the redeemable preferred shares.

Redeemable common stock: Fair value is estimated based on redemption amount requirements and the relative short term applicable to such instruments. The Company does not have an independent valuation performed to facilitate a fair value determination of its stock and, as a result, the estimated fair value amount presented may not represent the underlying value of the redeemable common shares.

The estimated fair values of the Company’s financial instruments as of December 31, 2004 and 2003, are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$734	$734	$631	$631
Note receivable	—	—	700	700
Notes payable and long-term debt	31,835	31,835	11,001	11,001
Redeemable preferred stock	—	—	8,823	15,723
Redeemable common stock	1,200	1,200	200	200

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 22. Fair Value of Financial Instruments (Continued)

Other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the trained work force, customer goodwill, and similar items.

Note 23. Earnings Per Share

Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$7,093
Less preferred stock dividends	(734)

Basic EPS
Income from continuing operations available to common stockholders	6,359	16,021,575	$0.40

Effect of Dilutive Securities
Common stock warrants	—	126,431
Options and rights	—	114,566
Convertible notes	—	505,012
Dividends payable	—	1,141,249
Convertible preferred stock	734	4,947,546

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$7,093	22,856,379	$0.31

	Year Ended December 31, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$4,853
Less preferred stock dividends	(1,833)

Basic EPS
Income from continuing operations available to common stockholders	3,020	5,727,243	$0.53

Effect of Dilutive Securities
Common stock warrants	—	2,263,643
Dividends payable	—	2,433,219
Convertible preferred stock	1,833	12,381,565

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$4,853	22,805,670	$0.21

	Year Ended December 31, 2002
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$3,850
Less preferred stock dividends	(1,832)

Basic EPS
Income from continuing operations available to common stockholders	2,018	5,733,418	$0.35

Effect of Dilutive Securities
Common stock warrants	—	3,290,263
Dividends payable	—	1,292,951
Convertible preferred stock	1,832	12,152,033

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$3,850	22,468,665	$0.17

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 24. Pending Adoption of Accounting Standards

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity: In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the statement of income. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income.

The applicable preferred and common stock discussed in Note 13 becomes mandatorily redeemable upon the election by the holder, which constitutes a conditional obligation. If the holder exercises the election, the obligation is no longer conditional. Accordingly the provisions of Statement 150 would then apply, which would require that a liability be recorded for the fair value of the stock.

The application of Statement 150 to the redeemable common and preferred stock is deferred indefinitely pending further FASB action. At such time as the deferral of Statement 150 is rescinded and, assuming that the Statement is not modified, the Statement will be applicable to the common and preferred stock as referred to in the preceding paragraph.

FASB Statement No. 151, Inventory Costs: In November 2004, the FASB issued Statement No. 151, Inventory Costs. This Statement clarifies the accounting for abnormal amounts of idle facility costs, handling costs and wasted materials. The Statement requires that those items be recognized as current-period charges under all circumstances and that the allocation of fixed production overhead to inventory be based on normal production capacities. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect the application of Statement No. 151 to have a material impact on its financial statements.

FASB Statement No. 153, Exchange of Nonmonetary Assets: In December 2004, the FASB issued Statement No. 153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The Company does not expect the application of Statement No.153 to have a material effect on its financial statements.

FASB Statement No. 123 (revised 2004), Share-Based Payment: In December 2004, the Financial Accounting Standards Board (FASB) published FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R) or the Statement). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 24. Pending Adoption of Accounting Standards (Continued)

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). The impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs for the Company as referred to in Note 14 have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

Note 25. Subsequent Events

Acquisition of real property: As described in Note 2, Metalico, Inc. completed the acquisition of the outstanding membership interests of Mayco Industries, L.L.C. (Mayco) from Mayfield Manufacturing Company, Inc. (Mayfield), on September 30, 2004. The contractual bidding process for the Mayco membership interests further obligated the Company to purchase the underlying real estate for Mayco’s Birmingham, Alabama lead fabrication plant from an affiliate of Mayfield in a separate transaction. The Company closed the real estate acquisition on January 7, 2005, for a purchase price of approximately $3,200. Approximately $2,200 of the purchase price was financed with the proceeds of a term loan provided under an amendment to the Company’s loan agreement with its primary lender, with the remainder funded by revolving borrowings under the same agreement. Interest on the term loan accrues at a floating rate equal to the base rate under the Company’s credit agreement with the primary lender plus a margin. The term loan is payable in monthly principal installments plus interest based on a five-year amortization with a one-year balloon maturity. In the opinion of management, the Company will deliver a mortgage on the Birmingham property to its primary lender by April 7, 2005.

Reinstated agreement for sale of property actively marketed for sale: On February 7, 2005, Metalico-Evans, Inc. (a Company subsidiary) and an unrelated party entered into a Reinstatement and Sixth Amendment to Purchase and Sale Agreement (the Sixth Amendment) for real property owned by Metalico-Evans, Inc., that reinstated, in its entirety, the original sale agreement as described in Note 9, subject to certain modifications set forth in the Sixth Amendment. The Sixth Amendment also stated that Metalico-Evans, Inc. has completed the remediation described in the original sales agreement and established a May 2, 2005, closing date subject to a 30-day extension.

Conversion of debt to equity: Individual holders of convertible notes of $3,850 as of December 31, 2004, with maturity dates of September 30, 2005, elected to convert such notes to 1,400,000 shares of common stock in March 2005. As a result of the conversion, reference should be made to Note 11 regarding classification of such notes as long-term debt as of December 31, 2004.

Issuance of stock options: During March 2005, the Compensation Committee of the Board of Directors approved the issuance of 170,000 stock options with an exercise price of $4.90 per share to Company executives and 93,250 stock options with an exercise price of $3.50 per share to other management and key employees under the Executive Bonus Plan and 1997 Long-Term Incentive Plan described in Note 14. The options vest ratably over 3 years and expire December 31, 2009.

Financial Report

12.31.03

McGladrey & Pullen, LLP is a member firm of RSM International — an affiliation of separate and independent legal entities.

CONTENTS

Page

Independent Auditor’s Report	F-38
Financial Statements
Balance sheets	F-39
Statements of income	F-40
Statements of members’ equity	F-41
Statements of cash flows	F-42
Notes to financial statements	F-43 – F-52

INDEPENDENT AUDITOR’S REPORT

To the Management Board

Mayco Industries, L.L.C.
Birmingham, Alabama

      We have audited the accompanying balance sheets of Mayco Industries, L.L.C. as of December 31, 2003 and 2002, and the related statements of income, members’ equity and cash flows for the year ended December 31, 2003 and for the period from March 18 to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayco Industries, L.L.C. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from March 18 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Peoria, Illinois
February 6, 2004

McGladrey & Pullen, LLP is a member firm of RSM International — an affiliation of separate and independent legal entities.

MAYCO INDUSTRIES, L.L.C.

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$142	$308
Receivables
Trade, less allowance for doubtful accounts 2003 $283; 2002 $170	4,558	3,692
Note	7	45
Other	14	22
Inventories	2,080	1,767
Prepaid expenses	153	178

Total current assets	6,954	6,012
Leasehold Improvements and Equipment, net	4,211	4,524
Goodwill	492	492
Other Assets, net	161	227

	$11,818	$11,255

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Revolving line-of-credit note payable	$3,114	$3,347
Current maturities of long-term debt	436	312
Accounts payable	2,371	2,325
Accrued expenses	786	733

Total current liabilities	6,707	6,717

Long-Term Liabilities
Long-term debt, less current maturities	1,507	1,679
Minimum pension obligation	34	97

Total long-term liabilities	1,541	1,776

Total liabilities	8,248	8,493

Commitments and Contingencies (Notes 7 and 11)
Members’ Equity
Contributed capital	2,691	2,691
Retained earnings	1,128	377
Accumulated other comprehensive income (loss) — unrecognized pension costs	(249)	(306)

	3,570	2,762

	$11,818	$11,255

See Notes to Financial Statements

MAYCO INDUSTRIES, L.L.C.

STATEMENTS OF INCOME

For the Year Ended December 31, 2003 and Period from March 18 to December 31, 2002

	Year Ended	Period Ended
	December 31,	December 31,
	2003	2002

	($ thousands)
Net sales	$32,656	$26,380
Costs and expenses
Cost of sales	25,163	21,169
Selling, general and administrative expenses	4,382	3,407
Depreciation	1,120	952

	30,665	25,528

Operating income	1,991	852

Financial and other income (expense):
Interest income	5	8
(Loss) on disposal of property and equipment	(1)	—
Interest expense	(298)	(348)
Management fees to affiliate	(120)	(90)
Debt issue costs amortization	(66)	(45)

	(480)	(475)

Net income	$1,511	$377

See Notes to Financial Statements.

MAYCO INDUSTRIES, L.L.C.

STATEMENTS OF MEMBERS’ EQUITY

For the Year Ended December 31, 2003, and Period from March 18 to December 31, 2002

			Accumulated
			Other
			Comprehensive
	Contributed	Retained	Income	Comprehensive
	Capital	Earnings	(Loss)	Income	Total

	($ thousands)
Balance at inception, March 18, 2002	$—	$—	$—	$—	$—
Members’ net assets contributed on March 18, 2002	2,691	—	—	—	2,691
Comprehensive income:
Net income	—	377	—	377	377
Other comprehensive income, net of tax:
Minimum pension liability adjustment	—	—	(306)	(306)	(306)

Comprehensive income				$71

Balance, December 31, 2002	2,691	377	(306)		2,762
Distributions	—	(760)	—		(760)
Comprehensive income:
Net income	—	1,511	—	$1,511	1,511
Other comprehensive income, net of tax:
Minimum pension liability adjustment	—	—	57	57	57

Comprehensive income				$1,568

Balance, December 31, 2003	$2,691	$1,128	$(249)		$3,570

See Notes to Financial Statements.

MAYCO INDUSTRIES, L.L.C.

STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2003 and Period from March 18 to December 31, 2002

	Year Ended	Period Ended
	December 31,	December 31,
	2003	2002

	($ thousands)
Cash Flows from Operating Activities
Net income	$1,511	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,120	952
Amortization	66	47
Loss on disposal of property and equipment	1	—
Provision for doubtful accounts receivable	158	41
Change in assets and liabilities
(Increase) decrease in:
Receivables	(1,016)	1,069
Inventories	(313)	1,478
Prepaid expenses and other	19	(81)
Increase (decrease) in:
Accounts payable and accrued expenses	99	(1,935)

Net cash provided by operating activities	1,645	1,948

Cash Flows from Investing Activities
Purchase of leasehold improvements and equipment	(808)	(437)
Principal collections on note receivable	38	32
Cash acquired in connection with joint venture formation	—	4

Net cash (used in) investing activities	(770)	(401)

Cash Flows from Financing Activities
Net payments on revolving line-of-credit	(233)	(1,475)
Proceeds from issuance of long-term debt	592	1,000
Principal payments on long-term debt	(640)	(496)
Distributions to members	(760)	—
Debt issue costs	—	(268)

Net cash (used in) financing activities	(1,041)	(1,239)

Net increase (decrease) in cash and cash equivalents	(166)	308
Cash and cash equivalents:
Beginning	308	—

Ending	$142	$308

See Notes to Financial Statements.

MAYCO INDUSTRIES, L.L.C.

NOTES TO FINANCIAL STATEMENTS

($ thousands)

Note 1.	Nature of Operations, Joint Venture, and Significant Accounting Policies

      Nature of operations: Mayco Industries, L.L.C. (the “Company”) is in the business of fabricating, processing, and marketing lead, steel, and aluminum products. Radiation Engineering is a division of the Company which manufactures lead x-ray shielding products. Premium Came is a division of the Company which manufactures and sells lead, zinc, brass, and copper came to the stained glass industry. The Company leases office and plant facilities in Birmingham, Alabama, and Granite City, Illinois. The Company markets its products on a national basis.

      Joint venture: On March 18, 2002, the Company was formed as a joint-venture among Mayfield Manufacturing Company, Inc. (Mayfield), Metalico-Evans, Inc., and Metalico-Granite City, Inc. (the L.L.C. members) and entered into Asset Contribution Agreements with such members whereby substantially all of the assets and operations, except for real property, of Mayfield, Metalico-Evans, Inc. and the majority of the lead fabricating division of Metalico-Granite City, Inc. were contributed to the Company in return for the issuance of its L.L.C. interests to the members and the assumption by the Company of substantially all the liabilities of the members except those applicable to assets and operations not transferred. The assets and liabilities contributed were previously held by the companies as noted above and, at the date of transfer, were reported on the Company’s books at carrying amounts as reported by the predecessor companies. In conjunction with the joint venture formation, the Company entered into a Loan and Security Agreement and also issued certain notes to affiliates of the members as disclosed in Note 5.

      A summary of the Company’s significant accounting policies follows:

Members’ assets and liabilities: In accordance with the generally accepted method of presenting limited liability company (L.L.C.) financial statements, the accompanying financial statements do not include the assets and liabilities of the L.L.C. members, including their obligation (receivable) for income taxes on their distributive shares of the net income (loss) of the L.L.C., nor any related provision (credit) for income taxes.

Trade receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the need for an allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. Interest is charged on trade receivables that are outstanding for more than 30 days and is recognized as it is charged. After the receivable becomes past due, it is on nonaccrual status and accrual of interest is suspended. The Company generally does not require collateral on trade receivables.

Inventories: Inventories are stated at the lower of cost or market, with cost for substantially all inventories being determined by the first-in, first-out (FIFO) method.

The Company evaluates inventory levels and the need to record adjustments for impairment of inventories on a periodic basis. Inventories determined to suffer from a loss in utility or other estimated changes in market conditions are reduced to estimated net realizable value. Since net realizable value is necessarily based on estimates as determined by management, the ultimate realization may be more or less than that reported.

Leasehold improvements and equipment: Depreciation is provided primarily by the straight-line method over the estimated service lives of the respective classes of equipment ranging from 3-15 years. Amortization of leasehold improvements is on the straight-line method. All of the leasehold

MAYCO INDUSTRIES, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

improvements were made to the office and plant facilities in Birmingham, Alabama, which is being leased from a related party as discussed in Note 7. In the opinion of management, such lease will either be renewed or the Company will acquire the facilities under contingent terms of an Option Agreement and, as a result, the Company amortizes such improvements over estimated useful lives ranging from 7-40 years.

Goodwill: Goodwill is subject to impairment tests performed at least annually. The Company has performed the required annual impairment tests of goodwill and, based on management estimates of fair value of the entity, there was no reduction in the carrying amount of the goodwill.

Intangible and other assets: Debt issue costs and discounts are amortized over the average term of the credit agreement using the effective interest method.

Impairment of long-lived assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future undiscounted cash flows. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue recognition: Revenue is generally recognized as goods are shipped or as revenue is earned.

Use of estimates in the preparation of financial statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.     Inventories

      Inventories as of December 31, 2003 and 2002, were as follows:

	2003	2002

Raw materials	$1,396	$737
Finished goods	684	1,030

	$2,080	$1,767

Note 3.	Leasehold Improvements and Equipment

      Leasehold improvements and equipment as of December 31, 2003 and 2002, consisted of the following:

	2003	2002

Leasehold improvements	$879	$650
Office equipment, furniture, and fixtures	266	587
Machinery and equipment	8,926	9,126
Automobiles and trucks	24	46

	10,095	10,409
Less accumulated depreciation	5,884	5,885

	$4,211	$4,524

MAYCO INDUSTRIES, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Other Assets

      Other assets as of December 31, 2003 and 2002, consisted of the following:

	2003	2002

Debt issue costs, less accumulated amortization 2003 $108; 2002 $45	$160	$223
Lease deposits and other	1	4

	$161	$227

Note 5.	Revolving Line-of-Credit, Pledged Assets, and Long-Term Debt

      Short-term debt as of December 31, 2003 and 2002, was as follows:

	2003	2002

Revolving line-of-credit note payable under secured credit facility to primary lender, terms as discussed below	$3,114	$3,347

      Long-term debt as of December 31, 2003 and 2002, was as follows:

	2003	2002

Senior debt:
Term note payable under secured credit facility with primary lender, due in monthly principal installments of $7 plus interest at the lender’s base rate plus a margin (an effective rate of 5.5% at December 31, 2003), remainder due May 2006, collateral and certain other terms as discussed below	$260	$340
Term note payable to bank, due in monthly installments of $19 including interest at a rate of 9.25%, collateralized by certain equipment, paid off in February 2003 as a result of refinancing	—	246
Term note payable to bank, due in monthly installments of $18 including interest at prime rate (an effective rate of 4% at December 31, 2003), to January 2005, collateralized by certain equipment	174	384
Term note payable to bank, due in monthly installments of $16 including interest at prime rate (an effective rate of 4% at December 31, 2003), to October 2006, collateralized by certain equipment	497	—
Other, primarily equipment notes payable and capitalized leases for related equipment, interest from 2.6% to 8.92% collateralized by certain equipment	12	21
Subordinated debt (subordinate to debt with the primary lender):
Note payable to Metalico, Inc., a related party, due May 2006, interest due monthly at a rate of 5%, unsecured	700	600
Note payable to West Oxmoor Properties, L.L.C., a related party, due May 2006, interest due monthly at a rate of 5%, unsecured	300	400

	1,943	1,991
Less current maturities	436	312

	$1,507	$1,679

      On March 18, 2002 (closing date), the Company entered into a Loan and Security Agreement with Foothill Capital Corporation (primary lender). The financing arrangement provides a credit facility through

MAYCO INDUSTRIES, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

May 31, 2006, comprised of a term loan and revolving loans, collateralized by substantially all assets of the Company and the L.L.C. members’ ownership interests in the Company and guaranteed by the L.L.C. members and Metalico, Inc. with such guarantees subject to certain limitations. Borrowings under the Revolver are generally limited to eligible accounts receivable and inventory levels and recent collections on accounts receivable as defined, to a maximum of $9,000. Interest on Revolver advances is payable monthly at the lender’s base rate plus a margin (an effective rate of 5% and 5.25% at December 31, 2003 and 2002, respectively) or, if a LIBOR option loan, at the LIBOR rate plus a margin (an effective rate of 4.17% and 4.43% at December 31, 2003 and 2002, respectively).

      The Company utilized a portion of the loan proceeds obtained at the closing date to pay off certain obligations obtained from Mayfield in connection with the joint venture formation (see Note 1) under a credit facility that Mayfield previously entered into with another bank in the amount of approximately $1,994 and to pay certain lender and professional fees in connection with the financing transaction. Reference should also be made to Note 12 regarding certain Revolver and term debt of Metalico, Inc. owed to the primary lender and other term debt of the members assumed by the Company in connection with the joint venture disclosed in Note 1.

      Under the terms of the credit facility with the primary lender, the Company is required to maintain certain depository accounts with the lender and comply with certain financial covenants, including minimum EBITDA and not exceed maximum capital expenditures, as defined. The Company also is generally restricted from entering into financing, equity, and certain other transactions, as defined, without written consent of the primary lender. The Company is also responsible for the lender’s fees and expenses in connection with the financing transaction, including an unused line-of-credit fee equal to ..375% for the average daily unused portion of the Revolver, a letter of credit fee equal to 2% of the daily balance of the undrawn amount of all outstanding letters of credit, and certain other commitment and loan servicing fees.

      Aggregate maturities required on long-term debt at December 31, 2003, are due in future years as follows:

Year Ending December 31,	Amount

2004	$436
2005	267
2006	1,240

$1,943

Note 6.	Accrued Expenses

      Accrued expenses as of December 31, 2003 and 2002, consisted of the following:

	2003	2002

Payroll, vacation pay, and employee benefits	$409	$414
Real property taxes	114	92
Interest	25	20
Other	238	207

	$786	$733

Note 7.     Lease Commitments

      The Company leases office and plant facilities in Birmingham, Alabama, as lessee under an operating lease arrangement with West Oxmoor Properties, L.L.C., a related party. The lease requires monthly rent

MAYCO INDUSTRIES, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

payments of approximately $26 through August 2003 and $30 per month thereafter. The Company is also responsible for real property taxes, utilities, insurance, repairs and maintenance, and certain other executory costs. The lease has an initial term of five years commencing on March 18, 2002, and ending March 17, 2007, and includes two renewal options to extend the term thereafter for consecutive periods of one year each. In conjunction with entering into the lease, the Company and West Oxmoor Properties, L.L.C. also entered into an Option Agreement whereby the Company has the option to purchase the leased premises at fair market value during the term of the lease. Reference should also be made to Note 11 regarding a contingency provision in the Option Agreement that provides West Oxmoor Properties, L.L.C. the right to require the Company to purchase the premises at fair market value after March 18, 2005, until the expiration of the term of the lease.

      The Company leases office and plant facilities in Granite City, Illinois, as lessee under an operating lease arrangement with Metalico-Granite City, Inc., a related party. The lease requires annual rent payments of $.01 and the Company is also responsible for real property taxes, utilities, insurance, repairs and maintenance, and certain other executory costs. The lease has a term of twenty-five years commencing on March 18, 2002, and ending March 17, 2027, and includes three renewal options to extend the term thereafter for consecutive periods of five years each.

      The Company also leases certain other warehouse space, vehicles, and equipment under noncancelable lease agreements with unrelated parties and certain vehicles under noncancelable lease agreements on behalf of related parties and lease terms ranging from 1-60 months.

      Total rental expense for these operating leases, excluding executory costs, amounted to approximately $684 for the year ended December 31, 2003, and $345 for the period from March 18 to December 31, 2002, and is included in cost of sales and selling, general, and administrative expenses.

      The approximate minimum rental commitment under the noncancelable leases as of December 31, 2003, excluding executory costs, is due in future years as follows:

Year Ending December 31,	Amount

2004	$461
2005	410
2006	369
2007	90

$1,330

Note 8.     Related Party Transactions

      The Company has sales to and purchases from certain affiliates of the Metalico members. A summary of receivables and payables from these transactions as of December 31, 2003 and 2002, was as follows:

	2003	2002

Trade receivables	$100	$110
Other receivables	$14	$21
Accounts payable	$348	$799

MAYCO INDUSTRIES, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Sales to and purchases from affiliates of the Metalico members for the year ended December 31, 2003 and the period from March 18 to December 31, 2002, were as follows:

	2003	2002

Sales	$800	$856
Purchases	$1,679	$1,911

      The Company has an oral arrangement with a relative of an officer for consulting services provided to the Company on a monthly basis. Consulting fees expense to the affiliate was approximately $24 for the year ended December 31, 2003 and $20 for the period from March 18 to December 31, 2002.

      Reference should be made to Note 5 for a description of related-party notes payable, pledges, and guarantees.

      Reference should be made to Note 7 for a description of lease commitments, including those with related parties. Included in total rent expense was approximately $363 and $233 applicable to leases with or on behalf of related parties for the year ended December 31, 2003 and the period from March 18 to December 31, 2002, respectively.

      Reference should be made to Note 11 regarding certain other commitments and contingencies to related parties and expense related thereto for the year ended December 31, 2003 and the period from March 18 to December 31, 2002.

Note 9.	Limited Liability Company Agreement

      The L.L.C. members entered into a Limited Liability Company Agreement on March 18, 2002, that includes terms relative to management of the Company, income (loss) allocations, distributions, members rights and limitations, etc. Except as agreed to in writing by any member, no member or its affiliates shall be liable for any debts, liabilities, or obligations of the Company.

      The Company is managed by a Management Board consisting of six representatives, three of whom are appointed by the Metalico members and three of whom are appointed by the Mayfield member. Each representative has one vote in Management Board decisions. The Management Board may make discretionary distributions to members at any time ratably in proportion to member ownership units, subject to approval of the primary lender pursuant to the credit facility with such lender. Also, the Management Board shall cause the Company to make tax distributions no less often than quarterly to the members to assist them in paying their share of income taxes on the income of the Company. Distributions paid to the members during the year ended December 31, 2003 and the period from March 18 to December 31, 2002 were $760 and none, respectively. No provision has been made in the accompanying financial statements for any amounts which may be advanced or paid as distributions to the members after December 31, 2003.

      The Limited Liability Company Agreement also includes buy-sell restrictions applicable to transfer of ownership units and withdrawals of members. In connection therewith, at any time after March 18, 2004, any member (the “initiating member”) may elect to initiate a buy-sell procedure to the other member(s) (the “responding member”) that generally requires the responding member to either sell all of its units or, if elected by the responding member, to offer to purchase all the initiating member’s units at a price determined in accordance with the Agreement. In the event the responding member elects to offer to purchase the initiating member’s units, the initiating member has the option to extend a second offer to purchase all of the responding member’s units at a price calculated in accordance with the Agreement. This process shall be repeated, with any offer to purchase being at a price calculated using an applicable multiple reflecting an incremental increase of at least one-quarter over the applicable multiple used to calculate the most recently offered price of the other party until such time as one member elects to sell.

MAYCO INDUSTRIES, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.     Pension Plans

      Effective June 1, 2002, the Company adopted two defined-contribution 401(k) pension plans, one for employees covered by a collective bargaining agreement (Union), and the other for those employees not covered by a collective bargaining agreement (Non-union). The plans allow eligible employees to defer a portion of their compensation ranging from 0% to 15%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. Under the Non-union plan, the Company is required to match 100% of the employees’ elective salary deferrals up to a maximum of 4% of an employee’s compensation. Under the Union plan and in accordance with its labor contract that covers the Company’s union employees at the Granite City, Illinois, plant, Company contributions are required based on a rate per hour for the hours worked by the eligible employees (maximum of $.026 per month per employee). The plans also provide a profit sharing component whereby the Company can make a discretionary contribution to the plans, which is allocated to employees as defined in the plan documents. Company matching contributions and profit sharing contributions under the Non-union plan are subject to vesting schedules and forfeitures are applied to reduce Company contributions. No profit sharing contributions were made for the year ended December 31, 2003 and the period ended December 31, 2002. Total expense recorded for the Company’s match and Union plan contributions was approximately $106 and $30 for the year ended December 31, 2003 and the period ended December 31, 2002, respectively.

      The Company also has a defined benefit pension plan at the Granite City, Illinois, plant covering substantially all hourly employees at such location. Information relative to the defined benefit pension plan, which, as of December 31, 2002 and 2003, was frozen, is presented as follows:

	2003	2002

Amounts at December 31:
Benefit obligation	$754	$747
Plan assets	720	650

Funded status (plan assets less plan obligation)	$(34)	$(97)

Net liability recognized in balance sheets:
Prepaid benefit cost	$215	$209
Accumulated comprehensive income reduction (increase) for additional minimum pension liability adjustment	(249)	(306)

Accrued liability on balance sheet	$(34)	$(97)

	2003	2002

Plan activity in reporting period:
Company contributions	$20	$3
Participant contributions	$—	$—
Benefits paid	$71	$71

MAYCO INDUSTRIES, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	2003	2002

Amounts recognized in reporting period:
Benefit cost recognized in expense by charge to net income	$14	$4
Benefit cost recognized by charge (credit) to other comprehensive income	(57)	306

Total costs (credit) recognized	$(43)	$310

Assumptions used in computations:
In computing ending obligations:
Discount rate	6.25%	6.75%
Rate of compensation increase	N/A	5.5%
In computing expected return on plan assets	8%	9%

Note 11.     Other Commitments and Contingencies

      Employment Agreements: Effective March 18, 2002, the Company entered into Employment Agreements with three management employees who are also on the managing board of the Company. The agreements are for an initial period of three years with automatic one-year extensions thereafter, unless 30 days written notice is given by the employee or the Company prior to the commencement of any such extension period. The agreements require an annual salary plus certain employee benefits and also include provisions for discretionary bonuses and certain termination benefits if termination is made by the Company without cause as defined in the agreements. The Company has a contingent obligation in the event of occurrence of termination without cause: (a) prior to the 3rd anniversary of the agreements for the present value (using a discount rate of 3.5%) of the employee’s base salary for the remaining initial term through the 3rd anniversary, (b) after the 3rd anniversary, but prior to the 4th anniversary of the agreements for the employee’s base salary for one year, and (c) after the 4th anniversary of the agreements for the employee’s base salary for the remaining term, but in no event less than six months of base salary.

      Related Party Lease Contingency: The Option Agreement with West Oxmoor Properties, L.L.C., a related party, as referred to in Note 7, also provides West Oxmoor Properties, L.L.C. the right to require the Company to purchase the leased premises at fair market value after March 18, 2005 until the expiration of the term of the lease.

      Lender Fees: In accordance with the terms of the Loan and Security Agreement with the primary lender (see Note 5), the Company is obligated to pay such lender a servicing fee of $3 per month through May 31, 2006, or prior to such date if obligations to such lender are paid in full and the lender’s obligation to provide additional credit is no longer applicable. The Company is also liable under a contingency provision for an anniversary fee each March of $8 if its EBITDA for the fiscal year immediately prior to such anniversary date is less than its projected EBITDA for such fiscal year. Lender fees are included as a component of interest expense.

      Management Fees: Effective March 18, 2002, the Company entered into an agreement with Metalico, Inc., a related party, for certain administrative, financial, and management services to be provided by Metalico, Inc. to the Company. As consideration for such services, the Company is required to pay Metalico, Inc. a fee of $10 per month. A majority vote of the Management Board of the Company is required to modify such fee. The agreement may be terminated by either party 60 days after the date either such party gives written notice to the other party, or such other date as the parties may agree. Management fees expense for the year ended December 31, 2003 and the period from March 18 to December 31, 2002, was $120 and $90, respectively.

      Union-Contract Severance: Under the terms of the Company’s union contract covering union employees at its Granite City, Illinois, plant, in the event the Company permanently closes the production and

MAYCO INDUSTRIES, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

maintenance operation at the Granite City location for causes other than those created by a catastrophe beyond the Company’s control, all union employees at such location with seniority shall be entitled to severance from two to eight weeks pay depending upon years of service from 5-20 years.

Note 12.     Statement of Cash Flows Information

      The Company made cash payments for interest of approximately $293 and $328 for the year ended December 31 2003 and the period from March 18 to December 31, 2002, respectively.

      The following schedule describes the Company’s noncash investing and financing activities:

	2003	2002

Supplemental Schedule of Noncash Investing and Financing Activities Net assets contributed to Company as a result of joint venture formation on March 18, 2002 (see Note 1):
Assets:
Receivables	$—	$4,901
Inventories	—	3,245
Prepaid expenses	—	95
Leasehold improvements and equipment, net	—	5,039
Goodwill	—	492
Other, long-term	—	217

	—	13,989

Less liabilities assumed:
Short-term debt	—	4,822
Accounts payable and accrued expenses	—	4,993
Long-term debt	—	1,487

	—	11,302

Net noncash assets	$—	$2,687

Note 13.	Fair Value of Financial Instruments

      Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and cash equivalents: The carrying amount approximates the fair value because of the short maturity of those instruments.

MAYCO INDUSTRIES, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Note receivable: The carrying amount approximates the fair value because the interest rate of the note receivable approximates market prices.

      Notes payable and long-term debt: Fair value is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. The carrying amount approximates fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.

      The estimated fair values of the Company’s financial instruments as of December 31, 2003 and 2002 are as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$142	$142	$308	$308
Note receivable	7	7	45	45
Notes payable and long-term debt	5,057	5,057	5,338	5,338

      Other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the trained work force, customer goodwill, and similar items.