Form 10-Q
period 2005-03-31
METALICO INC
filed 2005-05-16
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _____________________________

Metalico, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-32453	52-2169780
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

186 North Avenue East Cranford, NJ	07016	(908) 497-9610
(Address of Principal Executive Offices)	(Zip Code)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

Number of shares of Common stock, par value $.001, outstanding as of May 13, 2005: 7,932,293 (24,442,951 assuming the conversion of all of the Company’s outstanding preferred stock into common)

METALICO, INC.
Form 10-Q Quarterly Report

PART I
Item 1. Unaudited Condensed Consolidated Financial Statements.	Page 2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.	Page 11
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	Page 16
Item 4. Controls and Procedures.	Page 17

PART II
Item 1. Legal Proceedings.	Page 17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	Page 18
Item 5. Other Information.	Page 18
Item 6. Exhibits.	Page 18
Ninth Amendment and Waiver to Loan and Security Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
	(Unaudited)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$792	$734
Trade receivables, net	17,319	17,481
Inventories	13,520	13,683
Prepaid expenses and other	542	632
Deferred income taxes	—	646

Total Current Assets	32,173	33,176

Property and Equipment, net	28,184	25,269

Goodwill	27,570	27,530

Other Intangibles and Other Assets, net	4,670	4,562

Property Actively Marketed for Sale, net	2,479	2,426

Total Assets	$95,076	$92,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt due related parties	$1,600	$1,600
Other short-term debt	2,509	2,535
Current maturities of long-term debt	4,472	2,529
Accounts payable	7,557	7,276
Accrued expenses	3,401	4,647
Income taxes payable	124	405

Total Current Liabilities	19,663	18,992

Long-Term Liabilities
Long-term debt due related parties	1,018	2,705
Other long-term debt, less current maturities	20,135	22,466
Accrued and other	1,574	1,574
Deferred income taxes	526	526

Total Long-Term Liabilities	23,253	27,271

Total Liabilities	42,916	46,263

Redeemable Common Stock	1,200	1,200

Stockholders’ Equity
Capital Stock
Preferred	39,132	39,132
Common	8	6
Additional paid-in capital	15,183	11,328
Accumulated deficit	(2,934)	(4,537)
Accumulated other comprehensive income (loss) - unrecognized pension costs	(429)	(429)

	50,960	45,500

Total Liabilities and Stockholders’ Equity	$95,076	$92,963

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months ended March 31, 2005 and 2004

	2005	2004
	(Unaudited)
	($ thousands, except share data)
Revenue
Product sales	$39,969	$22,372
Tolling services	883	1,512

	40,852	23,884

Costs and expenses
Operating expenses — product sales	32,321	17,851
Operating expenses — tolling services	997	1,060
Selling, general, and administrative expenses	3,154	1,645
Depreciation and amortization	1,101	559

	37,573	21,115

Operating income	3,279	2,769

Financial and other income (expense)
Interest expense	(871)	(228)
Equity in net income of joint venture investee	—	248
Other	14	27

	(857)	47

Income from continuing operations before income taxes	2,422	2,816
Provision for federal and state income taxes	799	1,125

Income from continuing operations	1,623	1,691

Discontinued operations, net	(20)	(41)

Net income	1,603	1,650
Preferred stock dividends	—	464

Income available to common stockholders	$1,603	$1,186

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.07	$0.21
Discontinued operations, net	—	(0.01)

Net income	$0.07	$0.20

Diluted:
Income from continuing operations	$0.07	$0.08
Discontinued operations, net	—	—

Net income	$0.07	$0.08

Weighted Average Common Shares Outstanding:
Basic	23,105,311	5,727,243

Diluted	26,084,039	21,241,285

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004

	2005	2004
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$1,603	$1,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,101	559
Amortization of notes payable discounts	261	—
Deferred income taxes	646	896
Equity in net income of joint venture investee, in excess of distributions	—	(148)
Stock options and warrants issued	7	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Receivables	162	(4,818)
Inventories	163	(211)
Prepaid expenses and other	90	(238)
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	(1,246)	2,818

Net cash provided by operating activities	2,787	508

Cash Flows from Investing Activities
Purchase of property and equipment	(3,963)	(1,003)
(Increase) decrease in other assets	(214)	18
Cash paid for business acquisitions	(40)	(1,612)

Net cash used in investing activities	(4,217)	(2,597)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	(129)	2,358
Proceeds from other borrowings	2,314	1,469
Principal payments on other borrowings	(697)	(1,058)
Redemption of common stock warrants	—	(151)

Net cash provided by financing activities	1,488	2,618

Net increase in cash and cash equivalents	58	529
Cash and cash equivalents:
Beginning	734	631

Ending	$792	$1,160

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)

Note 1 — General

     Business

          Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals. The Company’s operating facilities as of March 31, 2005, included five scrap metal recycling facilities located in Western New York, five lead product manufacturing and fabricating plants located in Birmingham, Alabama; Healdsburg and Ontario, California; Carson City, Nevada, and Granite City, Illinois and a secondary lead smelting and refining plant located in Tampa, Florida. The Company markets its products on a national basis.

     Basis of Presentation

          The accompanying unaudited condensed consolidated statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the income statement for the periods presented.

          Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report as filed with the SEC on Form 10-K.

Note 2 — Inventories

          Inventories as of March 31, 2005 and December 31, 2004, were as follows:

	March 31,	December 31,
	2005	2004
Raw materials	$6,128	$5,052
Finished goods and work in progress	2,486	1,976
Ferrous scrap metal	2,178	1,813
Non-ferrous scrap metal	2,728	4,842

	$13,520	$13,683

Note 3 — Short and Long-Term Debt

          In March 2005, all of the individual holders of the Company’s 7% convertible notes with maturity dates of September 30, 2005, totaling $3,850, elected to convert such notes to 1,400,000 shares of common stock.

          In January 2005, the Company purchased the underlying real estate for the Birmingham, Alabama lead fabrication plant, for a purchase price of $3,183. The purchase price was financed with the proceeds of a term loan totaling $2,170 provided under an amendment to the Company’s loan agreement with its primary lender, with the remainder funded by revolving borrowings under the same agreement. Interest on the term loan accrues at a floating rate equal to the base rate under the Company’s credit agreement with the primary lender plus a margin. The term loan is payable in monthly principal installments plus interest based on a five-year amortization with a one-year balloon maturity.

Note 4 — Stock Options and Stock Based Compensation

          During January 2005, the Company issued 35,000 options to a new employee with exercise prices of $3.00 (10,000 stock options), $3.50 (10,000 stock options) and $4.00 (15,000 stock options). The market price for the Company’s common stock on the date of grant was $3.00. The options vest ratably over 3 years and expire in January 2010.

          During March 2005, the Company issued 10,000 options to a new director with an exercise price of $3.00. The market price for the Company’s common stock on the date of grant was $4.90. The options vest ratably over 3 years and expire in March 2010.

          During March 2005, the Compensation Committee of the Board of Directors approved the issuance of stock options for the Company’s common stock. The Company issued 170,000 stock options with an exercise price of $4.90 per share to Company executives under the Executive Bonus Plan for 2004 compensation. The market price for the Company’s common stock on the date of grant was $4.90. The Company also issued 93,250 stock options with an exercise price of $3.50 per share to other management and key employees under the 1997 Long-Term Incentive Plan. The market price for the Company’s common stock on the date of grant to other management and key employees was $5.30. All of these options vest ratably over 3 years, beginning December 31, 2004 and expire in March 2010.

          Awards issued by the Company are fixed plan awards, since the exercise price that a grantee is required to pay upon exercise, and number of shares that a grantee is entitled to receive, are known at the grant date. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants that are fixed plan awards except for options and warrants issued at exercise prices below fair value that resulted in compensation expense of approximately $7 for the three months ended March 31, 2005. Had compensation cost for all of the stock-based compensation awards been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income would have been reduced to the pro forma amounts shown below:

	Three Months Ended March 31,
	2005	2004

Net income:
As reported	$1,603	$1,650
Pro forma	$1,591	$1,650
Earnings per share on income from continuing operations available to common stockholders:
As reported
Basic	0.07	0.21
Diluted	0.07	0.08
Proforma
Basic	0.07	0.21
Diluted	0.07	0.08

          The fair value of each award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants: dividend rate of 0% for all periods; risk-free interest rates of between 3 and 7%; expected lives of 5 years and a volatility rate of 35% using a comparable company.

Note 5 — Earnings Per Share

          Basic earnings per share (“EPS”) is computed by dividing income from continuing operations, less preferred stock dividends, by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible preferred stock. Effective May 24, 2004, the preferred stock has participation rights in all dividends with the common stock and thereafter has been included in the computation of basic and diluted earnings per share using the if-converted method. The following is a reconciliation of the numerators and denominators used in computing EPS:

	Three Months Ended March 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Income from continuing operations	$1,623
Less preferred stock dividends	—

Basic EPS
Income available to common stockholders	1,623	23,105,311	$0.07

Effect of Dilutive Securities
Common stock warrants	—	89,763
Options and rights	—	159,345
Convertible notes	283	2,729,620

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,906	26,084,039	$0.07

	Three Months Ended March 31, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Income from continuing operations	$1,691
Less preferred stock dividends	(464)

Basic EPS
Income available to common stockholders	1,227	5,727,243	$0.21

Effect of Dilutive Securities
Common stock warrants	—	295,373
Dividends payable	—	2,815,917
Preferred stock	464	12,402,752

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,691	21,241,285	$0.08

Note 6 — Commitments and Contingencies

Environmental Remediation Matters

          In 2000, Metalico, Inc. received correspondence from the United States Environmental Protection Agency (“EPA”) alleging potential liability as a “potentially responsible party” (“PRP”) for a release of hazardous substances from a site consisting of certain properties contaminated with lead leaching from waste battery chips in and around College Grove, Tennessee (collectively the “Site”). The 2000 correspondence from the EPA indicated the Site would include at least 16 properties (and potentially 1 additional property) and no other properties were anticipated to be added. No accrual for remediation costs was recorded by the Company at that time because it was not able to reasonably estimate the amount of any range of potential obligation for remediation of the Site.

          The Company subsequently received a letter from the EPA dated January 27, 2003, (the “Notice”) that included a demand for payment of approximately $10,298, plus interest for response costs relating to the EPA’s determination that there was a release of hazardous substances from the Site. The EPA alleges battery chips were stockpiled by General Smelting and Refining, Inc. (“GSR”), which subsequently became a Company subsidiary, between 1950 and 1970, made available to the general public during that time period, and transported from the GSR plant facility to the properties that make up the Site. The 2003 letter from the EPA stated that it has cleaned 86 properties relating to the Site and excavated/disposed of approximately 91,000 tons of contaminated soil and battery chip debris. The letter also stated the EPA anticipates that (i) additional funds may be expended on the Site, (ii) Metalico, Inc. is potentially liable for such expenditures plus interest, and (iii) the demand for payment amount is preliminary, and does not limit the EPA from providing a revised figure as additional costs are identified. In its letter the EPA also sought Metalico Inc.’s agreement to assume responsibility for any future removal and other remediation activities that are discovered relating to the Site.

          The Company responded to the Notice on April 4, 2003, through its external legal counsel. The response pointed out that Metalico, Inc., Metalico-College Grove Inc. (“MCG”) which purchased assets from GSR as discussed below, and GSR are separate corporations, GSR is not the owner or operator of the Site, GSR did not arrange for deposit of hazardous materials on the Site and that neither Metalico, Inc. nor MCG are or were “arrangers” with respect to the disposal of the subject hazardous materials, and accordingly (1) none of Metalico, Inc., GSR, or MCG are liable for the asserted costs and (2) in any event neither Metalico, Inc. nor MCG has any liability for the alleged activities of GSR. The EPA replied to the Company’s response on June 28, 2004, when it issued a Third Request for Information (the “Third Request Letter”). The Third Request Letter stated that it was intended to help the EPA evaluate information previously provided by the Company but also increased the EPA’s demand for costs through June 23, 2004 to approximately $11,778. The Company’s external legal counsel filed a response to the Third Request Letter with the EPA on September 10, 2004. In October 2004, the EPA asked the Company to consider entering into a tolling agreement for purposes of tolling any statute of limitations potentially applicable to the EPA’s claim. In January of 2005 the Company and the EPA entered into an agreement to toll any such statute of limitations for the period from January 19, 2005 through May 31, 2005.

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

          On March 23, 2005, the Company’s external legal counsel replied to the February 2005 Letter. The reply acknowledged the EPA’s concessions in the February 2005 Letter and reiterated the legal bases for the independent corporate existences of Metalico, Inc. and GSR. However, the Company also agreed to develop a good-faith settlement offer as requested, consistent with the Company’s understanding of the facts and law of this matter and its evaluation of the legal strengths and weaknesses of the EPA’s case. On April 13, 2005, the EPA requested additional information about GSR’s activities. The Company responded to the EPA’s request on April 22, 2005.

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

          In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (“TDEC”) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of March 31, 2005 and December 31, 2004, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $776 and $1,216, respectively. Of the $776 accrued as of March 31, 2005, approximately $384 is reported as a current liability and the remaining $392 is estimated to be incurred and paid as follows: $58 from 2006 through 2008 and $334 thereafter. These costs include the post-closure maintenance of this plant and two closed landfills at this facility. Such costs will principally include costs for the decontamination, dismantling removal and cover of the plant area, groundwater monitoring, and general area maintenance. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company maintains an escrow fund to accumulate money necessary to pay for estimated future post-closure maintenance costs for the two closed landfills at its former plant at College Grove, Tennessee. These funds of approximately $208 and $219 as of March 31, 2005 and December 31, 2004, respectively, are included as a component of other long-term assets in the accompanying balance sheets. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.

          Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“GCR”), entered into an agreement with the EPA in 2002 to settle a claim made by the EPA in connection with a Consent Decree originally issued in 1991 obligating GCR to perform remedial design and remedial action in connection with a battery disposal Superfund site and to reimburse the EPA for all response costs, including oversight costs, incurred by EPA related to the site. The agreement required the Company to pay an asserted claim by the EPA for response costs applicable to the site through September 30, 1999, in an initial payment of $200 in 2002 and an additional $220 plus interest payable in eight quarterly installments thereafter. EPA reserves the right to seek additional response costs pursuant to the Consent Decree for the time period after September 30, 1999.

          In September 2002, the EPA issued a notice of potential liability and offer to negotiate for removal action at a site located near GCR where a battery case chips pollutant condition exists on the subject property site. In April 2003, GCR purchased the site from the property owner. In March 2004, GCR signed an Administrative Order on Consent (“AOC”) with the EPA that included a claim for past response costs of the EPA and required GCR to pay for all future EPA response costs applicable to the site in accordance with the AOC. GCR retained external consultants to perform the remediation and removal actions required by the AOC in 2004, and has estimated its accrued remediation costs applicable thereto. In connection therewith, the Company included approximately $150 in accrued liabilities applicable to GCR’s outstanding remediation issues attributable to such site as of March 31, 2005 and December 31, 2004, which are included in the accrued remediation total amounts for GCR as noted below.

          The Company has various other environmental liability exposure issues at GCR, including on-site and other off-site clean-up and remediation matters. GCR has been named as a PRP in connection with certain Superfund sites and has entered into certain Consent Decrees related thereto with the EPA. All but one of the affected sites has been remediated and removed from the Superfund list. GCR is also party to certain Agreed Interim Orders with the State of Florida Department of Environmental Protection (“FDEP”) regarding on-site remediation matters. Most of these issues were applicable when GCR was acquired by the Company in 1998, and estimated accrued environmental remediation liabilities related thereto were recorded in connection with the acquisition accounting.

          GCR has included an estimate of liability regarding the matters discussed above inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying March 31, 2005 and December 31, 2004, balance sheets include approximately $1,403 and $1,473, respectively, applicable to GCR’s various outstanding remediation issues. Of the $1,403 accrued as of March 31, 2005, approximately $403 is reported as a current liability and the remaining $1,000 is estimated to be incurred and paid as follows: $930 from 2006 through 2008 and $70 thereafter. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.

          In March 2005, GCR received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a truck dump facility in Seffner, Florida (the “Seffner Site”) alleged to have occurred in the 1970’s. GCR has previously cleaned certain locations on the Seffner Site at the request of FDEP. The Request and Notice stated among other things that FDEP referred the Seffner Site to the EPA in June of 2004. It further stated that the EPA believes that GCR may have potential liability as a generator of hazardous substances found in the Seffner Site and that the EPA has reason to believe that GCR contributed battery casings to the Seffner Site, and requested additional information from GCR. The Request and Notice did not assert a claim against GCR. GCR delivered the requested information to the EPA on May 3, 2005. In view of GCR’s past remediation efforts at the Seffner Site, the existence of other known potentially responsible parties who may be liable for Seffner Site contamination, and the preliminary nature of the EPA’s inquiry, the Company and its legal counsel are unable to reasonably estimate a range of potential loss/liability, if any, which may be incurred with respect to this matter. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Other Matters

          The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 7 — Segment Reporting

          The Company had two operating segments for the three months ended March 31, 2005 and 2004. The segments are distinguishable by the nature of their operations and the types of products sold. For the three months ended March 31, 2004, the Company reported the results of Mayco (at the time, a 50% owned joint venture investee) under the equity method of accounting. As described in the Company’s Annual Report as filed with the SEC on Form 10-K, Metalico, Inc. acquired a controlling interest in Mayco on September 30, 2004, and on such date the investee was included in the Company’s consolidated financial statements and equity method accounting was no longer applicable. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Listed below is financial data as of or for the three months ended March 31, 2005 and 2004, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated
	March 31, 2005

Revenues from external customers	$21,942	$18,910	$—	$40,852
Operating income (loss)	2,230	1,902	(853)	3,279
Total assets	47,321	46,955	800	95,076

	March 31, 2004
Revenues from external customers	$17,035	$6,849	$—	$23,884
Operating income (loss)	2,751	614	(596)	2,769
Total assets	36,145	25,931	4,101	66,177

          This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metalico, Inc. (herein, “Metalico,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2004, as the same may be amended from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Annual Report”).

     GENERAL

          We operate in two distinct business segments: (i) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals (“Lead Fabrication and Recycling”). The Scrap Metal Recycling segment includes scrap metal recycling yards located in Buffalo and Rochester, New York, and an aluminum de-ox plant and a scrap handling company each located in Lackawanna, New York.

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

     Revenue Recognition

          The Company recognizes revenue when it has a contract or purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer, and collectibility is reasonably assured which is upon shipment. Brokerage sales are recognized upon receipt of the materials by the customer. Brokerage sales and costs are reported net in product revenues. The Lead Fabrication and Recycling segment records revenue when goods are shipped and when services are performed under tolling agreements. Tolling arrangements are provided by our smelting plant and occasionally by our shot manufacturers. Based on a per pound fee, our smelting plant receives a customer’s junk batteries (auto, golf cart, marine, etc.) and will return refined lead alloyed to the customer’s specifications. For our shot manufacturers, a customer will deliver recovered shot and, for a fee, be supplied new shot sized and alloyed to the customer’s specifications. Ferrous and non-ferrous recycled metal sales and sales of finished lead are generally made on open account. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore no provisions are made when the sale is recognized.

     Accounts Receivable and Allowance for Uncollectible Accounts Receivable

          Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $601,000 and $606,000 at March 31, 2005 and December 31, 2004, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

          The loss of any significant customer could adversely affect our results of operations or financial condition. While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or any weakness in the steel, metals, or construction industry could adversely impact our future earnings.

     Inventory

          Our inventories consist primarily of ferrous and non-ferrous scrap metal and lead metals and lead products. Inventories are valued at the lower of cost or market determined on a first-in, first-out basis. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using techniques including observation, weighing and estimates. Prices of commodities we own may be volatile. We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to turn our inventories promptly and efficiently.

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

          The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication and Recycling segment ($, pounds and tons in thousands):

	Revenues
	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	( $ thousands)			( $ thousands)
		Net			Net
	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	39.6	$8,595	21.0	33.2	$7,359	30.8
Non-ferrous metals (lbs.)	16,459	12,679	31.0	13,610	9,262	38.8
Scrap Handling		668	1.7		414	1.7

Total Scrap Metal Recycling		21,942	53.7		17,035	71.3

Lead Fabrication and Recycling
Fabricating (lbs.)	18,844	17,264	42.2	5,987	3,479	14.6
Smelting (lbs.)	1,390	763	1.9	5,054	1,858	7.8
Tolling (lbs.)	4,854	883	2.2	8,466	1,512	6.3

Total Lead Fabrication and Recycling	25,088	18,910	46.3	19,507	6,849	28.7

Total Revenue		$40,852	100.0		$23,884	100.0

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

          Consolidated net sales increased by $17.0 million or 71.1% to $40.9 million for the three months ended March 31, 2005, compared to consolidated net sales of $23.9 million for the three months ended March 31, 2004. This increase in consolidated net sales is primarily due to the September 30, 2004 acquisition of the remaining 50% interest in the Mayco joint venture that we did not previously own which accounted for $13.4 million of our sales for the first quarter of 2005. Excluding the Mayco joint venture interest acquisition, sales increased $3.6 million resulting from an increase in metal pricing which accounted for $2.1 million of the increase and to additional volume sold ($1.5 million). In November 2004, the Company acquired an additional scrap yard in Rochester, New York.

Scrap Metal Recycling

Ferrous Sales

          Ferrous sales increased by $1.2 million or 16.2%, to $8.6 million for the three months ended March 31, 2005, from $7.4 million for the three months ended March 31, 2004. The increase was attributable to additional volume sold of 6,400 tons or 19.3% amounting to $1.4 million offset by a reduction in average selling prices of approximately $189,000. The average selling price for ferrous products was approximately $217 per ton for the three months ended March 31, 2005, compared to $222 per ton for the three months ended March 31, 2004.

Non-Ferrous Sales

          Non-ferrous sales increased by $3.4 million or 36.6%, to $12.7 million for the three months ended March 31, 2005, compared to non-ferrous sales of $9.3 million for the three months ended March 31, 2004. The increase was due to higher average selling prices and higher sales volumes. The average selling price for non-ferrous products was approximately $0.77 per pound for the three months ended March 31, 2005, compared to $0.68 per pound for the three months ended March 31, 2004, an increase of approximately 13%. The increase in selling prices accounted for approximately $1.5 million of the total increase in non-ferrous sales. An increase in sales volume of approximately 2.8 million pounds or 20.9%, contributed $1.9 million to the total increase in sales of non-ferrous products.

Lead Fabrication and Recycling

          Sales in our Lead Fabrication and Recycling segment increased by $12.1 million or 178% to $18.9 million for the three months ended March 31, 2005, compared to sales of $6.8 million for the three months ended March 31, 2004. Our lead fabrication operations provided a $13.8 million increase in sales offset by sales reductions in smelting ($1.1 million) and tolling ($629,000). The primary reason for the increase in sales in our lead fabrication operations is the September 30, 2004 Mayco joint venture interest acquisition which produced sales of $13.4 million for the three months ended March 31, 2005.

Lead Fabrication

          Lead fabrication sales increased by $13.8 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. The total addition to sales, due to the September 30, 2004 Mayco joint venture interest acquisition, amounted to $13.4 million of the total increase. Excluding the effect of the September 30, 2004 Mayco joint venture interest acquisition, sales in lead fabrication increased by approximately $350,000.

Lead Smelting

          Refined lead sales in our smelting operations decreased by $1.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. As a result of the September 30, 2004 Mayco joint venture interest acquisition, sales to Mayco are eliminated in consolidation for the three months ending March 31, 2005 but were reflected in reportable sales totals in the previous year. The effect of the September 30, 2004 Mayco joint venture interest acquisition resulted in a $1.0 million reduction in reportable sales for the three months ending March 31, 2005, along with a reduction in sales to unrelated third parties of $311,000 which accounted for a $1.3 million decrease in sales volume. The decrease in sales volume was offset by approximately $249,000 in higher average selling prices as the average selling price for refined lead increased approximately $0.18 per pound, or 48.6%, from $0.37 for the three months ended March 31, 2004 to $0.55 for the three months ended March 31, 2005.

Lead Tolling

          Under existing tolling arrangements, we receive an agreed upon amount for each pound of lead processed for a customer. Refined lead sales per pound exceed the tolling amount per pound sold because they include the cost of raw materials. Tolling sales decreased by approximately $629,000 or 41.6%, at our lead smelting facility from $1.5 million for the three months ended March 31, 2004 to approximately $883,000 for the three months ended March 31, 2005. In an effort to increase profit margins, our Gulf Coast Recycling, Inc. subsidiary has reduced its tolling services to concentrate more on sales of alloyed lead to third parties and related Metalico companies.

Gross Profit

          Total gross profit, excluding depreciation and amortization, was $7.5 million or 18.4% of sales for the three months ended March 31, 2005, compared to $5.0 million or 20.8% of sales for the three months ended March 31, 2004. The $2.5 million improvement for the three months ended March 31, 2005 was due primarily to the September 30, 2004 Mayco joint venture interest acquisition producing $2.9 million in gross profit for the three months ended March 31, 2005. This increase was offset by a $566,000 reduction in gross profit from tolling operations.

Selling, General, and Administrative

          Selling, general, and administrative expenses were $3.2 million or 7.7% of sales for three months ended March 31, 2005, compared to $1.6 million or 6.9% of sales for three months ended March 31, 2004. The $1.6 million increase is due to the September 30, 2004 Mayco joint venture interest acquisition which added an additional $1.2 million in selling, general, and administrative expenses for the three months ended March 31, 2005. Other components contributing to the increase in selling, general, and administrative expenses were increased employee wages and benefits of approximately $100,000, professional service fees of $149,000, which include one-time costs associated with the registration of the Company’s common stock with Securities and Exchange Commission, and other miscellaneous general and administrative expenses of $151,000.

Depreciation and Amortization

          Depreciation and amortization expenses were $1.1 million or 2.7% of sales for the three months ended March 31, 2005, compared to $559,000 or 2.3% of sales for the three months ended March 31, 2004. The increase is due to the depreciation of a greater balance of depreciable assets in the first quarter of 2005 as compared to the same period of 2004 due primarily to the acquisition of Mayco and the scrap yard in Rochester, New York in the second half of 2004.

Operating Income

          Operating income for three months ended March 31, 2005 increased by approximately $510,000 or 18.4% from $2.8 million for three months ended March 31, 2004 to $3.3 million for the three months ended March 31, 2005 and is a result of the factors discussed above.

Financial and Other Income/(Expense)

          Interest expense was $871,000 or 2.1% of sales for the three months ended March 31, 2005, compared to $228,000 or 1.0% of sales, for the three months ended March 31, 2004. The increase in interest expense in the current period was due to the expensing of approximately $280,000 in discounts related to the Company’s convertible notes and higher debt balances and interest rates as compared to the same period of 2004. In 2004, we issued a total of $8.3 million in 7% convertible notes, $3.9 million in September, to finance the September 30, 2004 Mayco joint venture interest acquisition and another $4.4 million in November and December 2004 to finance the acquisition of an additional scrap yard in November as well as the financing of higher receivable and inventory balances.

          Notes payable under the Company’s variable rate senior secured credit facility with its primary lender, bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 6.14% for the three month period ending March 31, 2005 as compared to 4.73% for the three month period ending March 31, 2004.

          Income from Mayco was $248,000 for the three months ended March 31, 2004. On September 30, 2004, we completed the Mayco joint venture interest acquisition, and effective with the fourth quarter of 2004, the results of Mayco are reflected in the consolidated totals reported.

Income Taxes

          For the three months ended March 31, 2005, the Company recognized income tax expense of $799,000, resulting in an effective income tax rate of approximately 33%. For the three months ended March 31, 2004, the Company recognized income tax expense of $1.1 million resulting in an effective income tax rate of approximately 40%. We expect that the future effective combined federal and state tax rates will range from 32% to 38%.

Discontinued Operations

          During the fourth quarter of 2003, the Company idled operations at its secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle. Discontinued operating losses in the periods presented represents additional costs incurred and environmental monitoring costs for the College Grove, Tennessee plant.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

          During the three months ended March 31, 2005, our operating activities generated net cash of $2.8 million compared to net cash generated of $508,000 for the three months ended March 31, 2004. For the three months ended March 31, 2005, operating cash was produced by net income of $1.6 million, increased by non-cash items of depreciation and amortization of $1.4 million and deferred income taxes of $646,000 partially offset by a $831,000 change in working capital components. The changes in working capital components include a decrease in accounts payable, accrued expenses and income taxes payable of $1.2 million partially offset by decreases in accounts receivable of $162,000, inventories of $163,000 and prepaid items of $90,000. For the three months ended March 31, 2004, operating cash was generated by net income of $1.7 million, increased by non-cash items of depreciation and amortization of $559,000 and deferred income taxes of $896,000 less the Company’s share of net income from its joint venture interest in Mayco of $148,000; and increases in accounts payable, accrued expenses and income taxes payable of $2.8 million. These items were partially offset by a $4.8 million increase in accounts receivable due to increased sales in the first quarter of 2004 and increases in inventory of $211,000 and prepaid items of $238,000.

          We used $4.2 million in net cash for investing activities for the three months ended March 31, 2005 compared to using net cash of $2.6 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, we purchased the underlying real estate for Mayco’s Birmingham, Alabama lead fabrication plant, for $3.2 million and other equipment and capital improvements for a total of $4.0 million and increases in other assets and goodwill totaling approximately $254,000. During the three months ended March 31, 2004, we purchased a scrap handling company located in Lackawanna, New York which used cash of $1.6 million. The remaining $1.0 million of cash expenditures used in investing activities were used primarily for purchases of equipment and capital improvements.

          During the three months ended March 31, 2005 we generated $1.5 million of net cash from financing activities compared to $2.6 million of net cash during the three months ended March 31, 2004. For the three months ended March 31, 2005, total borrowings amounted to $2.2 million used primarily to finance the acquisition of Mayco’s lead fabrication plant in Birmingham, Alabama as well as for other equipment purchases. Total debt repayments in the three months ended March 31, 2005 totaled $697,000. During the three months ended March 31, 2004, the Company borrowed $2.4 million under its revolving credit facility for working capital and an additional $1.5 million of which $1.1 million was used to purchase the scrap handling facility in Lackawanna, New York in February 2004. Offsetting the cash provided by new borrowings were debt repayments totaling $1.1 million and the repurchase of outstanding warrants for $151,000.

Future Capital Requirements

          We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by borrowings available under the loan agreement with our primary lender and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time.

Conversion of Debt to Equity

          In March 2005, all of the individual holders of the Company’s 7% convertible notes with maturity dates of September 30, 2005, totaling $3.9 million, elected to convert such notes to 1,400,000 shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments.

     Interest rate risk

          We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2005, variable rate borrowings mainly consisted of outstanding borrowings of $19.3 million under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Assuming our average variable borrowings during a fiscal year were to equal the outstanding borrowings under our senior secured credit facility as of March 31, 2005, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $193,000 per year, with a corresponding change in cash flows.

     Commodity price risk

          We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report filed with the Securities and Exchange Commission on Form 10-K. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of March 31, 2005. Management, including our Chief Executive Officer and Chief Financial Officer, is in the process of evaluating the effectiveness of its internal control over financial reporting as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on preliminary results to date, management has not identified any material weaknesses in internal control over financial reporting as of March 31, 2005.

(b) Changes in internal controls over financial reporting.

          There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ending March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our results of operations or financial condition. A description of matters in which we are currently involved is set forth at Item 3 of our Annual Report on Form 10-K for 2004.

          Among other items, our Annual Report includes a description of a claim asserted by the U.S. Environmental Protection Agency (the “EPA”) in connection with certain remediation costs for property in and around College Grove, Tennessee. On April 13, 2005, the EPA requested additional information about the activities of General Smelting and Refining, Inc., a Company subsidiary located in College Grove. The Company responded to the EPA’s request on April 22, 2005.

          In March 2005, our Gulf Coast Recycling, Inc. subsidiary in Tampa, Florida (“GCR”) received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a truck dump facility in Seffner, Florida (the “Seffner Site”) alleged to have occurred in the 1970’s. GCR has previously cleaned certain locations on the Seffner Site at the request of the Florida Department of Environmental Protection (“FDEP”). The Request and Notice stated among other things that FDEP referred the Seffner Site to the EPA in June of 2004. It further stated that the EPA believes that GCR may have potential liability as a generator of hazardous substances found in the Seffner Site and that the EPA has reason to believe that GCR contributed battery casings to the Seffner Site, and requested additional information from GCR. The Request and Notice did not assert a claim against GCR. GCR delivered the requested information to the EPA on May 3, 2005. In view of GCR’s past remediation efforts at the Seffner Site, the existence of other known potentially responsible parties who may be liable for Seffner Site contamination, and the preliminary nature of the EPA’s inquiry, the Company and its legal counsel are unable to reasonably estimate a range of potential loss/liability, if any, which may be incurred with respect to this matter. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On March 29, 2005, all of the individual holders of the Company’s 7% convertible notes with a maturity date of September 30, 2005, in an aggregate principal amount of $3.9 million, elected to convert such notes to, in the aggregate, 1,400,000 shares of common stock. All of the shares of Metalico common stock issued in exchange for the convertible notes were issued without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 3(a)(9) thereof.

Item 5. Other Information.

          None

Item 6. Exhibits.

          The following exhibits are filed herewith:

10.16	Ninth Amendment and Waiver dated as of April 7, 2005 to Loan and Security Agreement dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation (nka Wells Fargo Foothill, Inc.) as lender

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)

Date: May 16, 2005	By:	/s/ CARLOS E. AGÜERO

Carlos E. Agüero
Chairman, President and Chief
Executive Officer

Date: May 16, 2005	By:	/s/ ERIC W. FINLAYSON

Eric W. Finlayson
Senior Vice President and Chief
Financial Officer