Form 10-Q
period 2005-06-30
METALICO INC
filed 2005-08-03
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _____________________________
Metalico, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	001-32453 (Commission file number)	52-2169780 (I.R.S. Employer Identification No.)

186 North Avenue East Cranford, NJ (Address of Principal Executive Offices)	07016 (Zip Code)	(908) 497-9610 (Registrant’s Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Number of shares of Common stock, par value $.001, outstanding as of August 3, 2005: 7,970,755 (24,481,413 assuming the conversion of all of the Company’s outstanding preferred stock into common)

METALICO, INC.
Form 10-Q Quarterly Report

PART I
Item 1. Unaudited Condensed Consolidated Financial Statements	Page 2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 19
Item 4. Controls and Procedures	Page 20

PART II
Item 1. Legal Proceedings	Page 20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 21
Item 5. Other Information	Page 21
Item 6. Exhibits	Page 21
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004

	June 30,	December 31,
	2005	2004
	(Unaudited)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$768	$734
Trade receivables, net	17,605	17,481
Inventories	12,343	13,683
Prepaid expenses and other	850	632
Deferred income taxes	531	646

Total Current Assets	32,097	33,176

Property and Equipment, net	28,424	25,269

Goodwill	27,628	27,530

Other Intangibles and Other Assets, net	4,464	4,562

Property Actively Marketed for Sale, net	901	2,426

Total Assets	$93,514	$92,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt due related parties	$1,600	$1,600
Other short-term debt	2,166	2,535
Current maturities of long-term debt	2,297	2,529
Accounts payable	6,906	7,276
Accrued expenses	4,115	4,647
Income taxes payable	—	405

Total Current Liabilities	17,084	18,992

Long-Term Liabilities
Long-term debt due related parties	1,022	2,705
Other long-term debt, less current maturities	18,837	22,466
Accrued and other	1,574	1,574
Deferred income taxes	1,706	526

Total Long-Term Liabilities	23,139	27,271

Total Liabilities	40,223	46,263

Redeemable Common Stock	1,100	1,200

Stockholders’ Equity
Capital Stock
Preferred	39,132	39,132
Common	8	6
Additional paid-in capital	15,208	11,328
Accumulated deficit	(1,728)	(4,537)
Accumulated other comprehensive income (loss) — unrecognized pension costs	(429)	(429)

	52,191	45,500

Total Liabilities and Stockholders’ Equity	$93,514	$92,963

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months ended June 30, 2005 and 2004

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(Unaudited)
	($ thousands, except per share data)
Revenue
Product sales	$39,261	$23,614	$79,230	$45,986
Tolling services	1,083	1,128	1,966	2,640

	40,344	24,742	81,196	48,626

Costs and expenses
Operating expenses — product sales	32,336	19,262	64,657	37,113
Operating expenses — tolling services	1,423	851	2,420	1,911
Selling, general, and administrative expenses	2,939	1,982	6,093	3,627
Depreciation and amortization	1,121	651	2,222	1,210

	37,819	22,746	75,392	43,861

Operating income	2,525	1,996	5,804	4,765

Financial and other income (expense)
Interest expense	(597)	(356)	(1,468)	(584)
Equity in net income of joint venture investee	—	355	—	603
Gain on sale of property and equipment	419	—	419	—
Other	(6)	23	8	50

	(184)	22	(1,041)	69

Income from continuing operations before income taxes	2,341	2,018	4,763	4,834
Provision for federal and state income taxes	910	807	1,709	1,932

Income from continuing operations	1,431	1,211	3,054	2,902
Discontinued operations, net	(225)	43	(245)	2

Net income	1,206	1,254	2,809	2,904
Preferred stock dividends	—	268	—	734

Income available to common stockholders	$1,206	$986	$2,809	$2,170

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.06	$0.08	$0.13	$0.24
Discontinued operations, net	(0.01)	—	(0.01)	—

Net income	$0.05	$0.08	$0.12	$0.24

Diluted:
Income from continuing operations	$0.06	$0.06	$0.13	$0.13
Discontinued operations, net	(0.01)	—	(0.01)	—

Net income	$0.05	$0.06	$0.12	$0.13

Weighted Average Common Shares Outstanding:
Basic	24,454,282	12,511,497	23,783,523	9,137,944

Diluted	26,105,108	21,816,937	24,006,164	22,689,875

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004

	2005	2004
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$2,809	$2,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,222	1,210
Amortization of notes payable discounts	299	—
Deferred income taxes	1,295	1,209
Equity in net income of joint venture investee, in excess of distributions	—	(398)
Provision for doubtful accounts receivable	20	—
(Gain)\Loss on sale of property and equipment	(419)	—
Stock options and warrants issued	32	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Receivables	(144)	(5,555)
Inventories	1,340	(300)
Prepaid expenses and other	(218)	(283)
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	(1,307)	1,923

Net cash provided by operating activities	5,929	710

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	2,002	—
Purchase of property and equipment	(5,218)	(2,405)
(Increase) decrease in other assets	(169)	50
Cash paid for business acquisitions	(48)	(1,612)

Net cash used in investing activities	(3,433)	(3,967)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	(1,844)	3,662
Proceeds from other borrowings	2,951	1,900
Principal payments on other borrowings	(3,469)	(1,641)
Redemption of redeemable common stock	(100)	—
Redemption of common stock warrants	—	(151)

Net cash provided by (used in) financing activities	(2,462)	3,770

Net increase in cash and cash equivalents	34	513
Cash and cash equivalents:
Beginning	734	631

Ending	$768	$1,144

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
Business
     Metalico, Inc. and subsidiaries (the “Company”) operates in primarily two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals. The Company’s operating facilities as of June 30, 2005, included five scrap metal recycling facilities located in Western New York, five lead product manufacturing and fabricating plants located in Birmingham, Alabama; Healdsburg and Ontario, California; Carson City, Nevada, and Granite City, Illinois; and a secondary lead smelting and refining plant located in Tampa, Florida. The Company markets its products on a national basis.
Basis of Presentation
     The accompanying unaudited condensed consolidated statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the periods presented.
     Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report as filed with the SEC on Form 10-K.
Note 2 — Inventories
     Inventories as of June 30, 2005 and December 31, 2004, were as follows:

	June 30,	December 31,
	2005	2004
Raw materials	$6,360	$5,052
Finished goods and work in progress	2,093	1,976
Ferrous scrap metal	1,038	1,813
Non-ferrous scrap metal	2,852	4,842

	$12,343	$13,683

Note 3 — Short and Long-Term Debt
     In March 2005, all of the individual holders of the Company’s 7% convertible notes with maturity dates of September 30, 2005, totaling $3,850, elected to convert such notes to 1,400,000 shares of common stock.
     In January 2005, the Company purchased the underlying real estate for the Birmingham, Alabama lead fabrication plant, for a purchase price of $3,183. The purchase price was financed with the proceeds of a term loan totaling $2,170 provided under an amendment to the Company’s loan agreement with its primary lender, with the remainder funded by revolving borrowings under the same agreement. Interest on the term loan accrues at a floating rate equal to the base rate under the Company’s credit agreement with the primary lender plus a margin. The term loan is payable in monthly principal installments plus interest based on a five-year amortization with a one-year balloon maturity. At June 30, 2005, the remaining outstanding balance on the term loan was $395.

Note 4 — Stock Options and Stock Based Compensation
     During January 2005, the Company issued 35,000 options to a new employee with exercise prices of $3.00 (10,000 stock options), $3.50 (10,000 stock options) and $4.00 (15,000 stock options). The market price for the Company’s common stock on the date of grant was $3.00. The options vest ratably over three years and expire in January 2010.
     During March 2005, the Company issued 10,000 options to a new director with an exercise price of $3.00. The market price for the Company’s common stock on the date of grant was $4.90. The options vest ratably over two years and expire in March 2010.
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
     Awards issued by the Company are fixed plan awards, since the exercise price that a grantee is required to pay upon exercise, and number of shares that a grantee is entitled to receive, are known at the grant date. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants that are fixed plan awards except for options and warrants issued at exercise prices below fair value that resulted in compensation expense of approximately $24 and $32 for the three and six months ended June 30, 2005. Had compensation cost for all of the stock-based compensation awards been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income would have been reduced to the pro forma amounts shown below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income:
As reported	$1,206	$1,254	$2,809	$2,904
Pro forma	$1,172	$1,254	$2,763	$2,904
Earnings per share on income from continuing operations available to common stockholders:
As reported
Basic	$0.06	$0.08	$0.13	$0.24
Diluted	$0.06	$0.06	$0.13	$0.13
Proforma
Basic	$0.06	$0.08	$0.13	$0.24
Diluted	$0.06	$0.06	$0.13	$0.13
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

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income from continuing operations	$1,431			$1,211
Less preferred stock dividends	—			(268)

Basic EPS
Income available to common stockholders	1,431	24,454,282	$0.06	943	12,511,497	$0.08

Effect of Dilutive Securities
Common stock warrants	—	99,128		—	30,283
Options and rights	—	190,967		—	84,606
Convertible notes	64	1,360,731		—	—
Dividends payable	—	—		—	1,775,862
Convertible Preferred stock	—	—		268	7,414,689

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$1,495	26,105,108	$0.06	$1,211	21,816,937	$0.06

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income from continuing operations	$3,054			$2,902
Less preferred stock dividends	—			(734)

Basic EPS
Income available to common stockholders	3,054	23,783,523	$0.13	2,168	9,137,944	$0.24

Effect of Dilutive Securities
Common stock warrants	—	90,000		—	162,104
Options and rights	—	132,641		—	70,988
Dividends payable	—	—		—	3,423,748
Convertible Preferred stock	—	—		734	9,895,091

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$3,054	24,006,164	$0.13	$2,902	22,689,875	$0.13

Note 6 — Commitments and Contingencies
Environmental Remediation Matters
     In late May 2005, the Company reached agreement in principle with the U.S. Environmental Protection Agency (the ‘‘EPA’’) on the principal terms of a settlement of a claim for the EPA’s costs relating to certain cleanup activities in College Grove, Tennessee.
     The EPA has sought to hold the Company liable for the remediation of certain properties contaminated with lead in and around College Grove (collectively the “Site”) alleged to have been traced to General Smelting and Refining, Inc. (‘‘GSR’’), an inactive subsidiary. In correspondence commencing in 2000, the EPA has requested detailed information about Metalico, Inc., GSR, and another wholly-owned subsidiary, Metalico-College Grove, Inc. (“MCG”) and demanded reimbursement for its remediation costs, with interest. The Company has responded to all information requests while continuing to contest the EPA’s claim. The EPA’s most recent demand, set forth in a letter dated February 25, 2005, asserted a claim of $11,871.
     Under the proposed settlement terms, Metalico, Inc., GSR, and MCG would pay a total sum of $300 to the EPA in satisfaction of the EPA’s claim for costs and in exchange for full and complete releases of each company from liability for all past and future response costs related to the Site. For the six-month period ended June 30, 2005, the Company recorded a $300 charge to discontinued operations related to the settlement. No accrual for remediation costs had been recorded by the Company previously because it was not able to reasonably estimate the amount of any range of potential obligation for remediation of the Site. The effectiveness of the settlement is subject to the preparation and execution of mutually satisfactory documentation and final approval by the United States Department of Justice. In light of the length of time it will take to finalize documentation and obtain approval of the settlement by the United States Department of Justice, on July 20, 2005 Metalico, MCG, and GSR entered into a tolling agreement with the EPA for purposes of tolling any statute of limitations potentially applicable to the EPA’s claim to September 30, 2005.
     The Company has stated its intention to move forward expeditiously to finalize this agreement in principle. Management believes that, if a settlement is consummated on these terms, it will not have a material adverse effect on the Company’s business and operations. The Company has further stated that, until the settlement details are negotiated and written, and until the to-be-negotiated and written settlement is finally approved by the United States Department of Justice, it will maintain its position that it does not believe it is liable as stated in the EPA’s claim. Although it is unaware of any reason that the settlement will not be concluded, the Company can provide no assurance that the agreement in principle to settle will be finalized or that the matter will be finally resolved or settled on terms acceptable to the Company.
     Metalico, Inc. began operations in Tennessee by acquiring GSR in 1997. Operations ceased at GSR in December 1998, and thereafter it commenced closure activities which are still progressing. Metalico, Inc. incorporated MCG in July 1998 as another wholly-owned subsidiary and later in 1998 MCG purchased substantially all of the net assets of GSR inclusive of a new plant that was constructed (and completed in 1998) adjacent to the GSR plant originally acquired. Secondary lead smelting and refining operations in Tennessee have been conducted thereafter by MCG.
     In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (“TDEC”) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of June 30, 2005 and December 31, 2004, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $736 and $1,216, respectively. Of the $736 accrued as of June 30, 2005, approximately $345 is reported as a current liability and the remaining $391 is estimated to be incurred and paid as follows: $58 from 2006 through 2008 and $333 thereafter. These costs include the post-closure maintenance of this plant and two closed landfills at this facility. Such costs will principally include costs for the decontamination, dismantling removal and cover of the plant area, groundwater monitoring, and general area maintenance. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company maintains an escrow fund to accumulate money necessary to pay for estimated future post-closure maintenance costs for the two closed landfills at its former plant at College Grove, Tennessee. These funds of approximately $208 and $219 as of June 30, 2005 and December 31, 2004, respectively, are included as a component of other long-term assets in the accompanying balance sheets. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.
     Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“GCR”), entered into an agreement with the EPA in 2002 to settle a claim made by the EPA in connection with a Consent Decree originally issued in 1991. All payments required under the agreement have been made. The EPA reserved the right to seek additional response costs pursuant to the Consent Decree for the time period after September 30, 1999.
     In September 2002, the EPA issued a notice of potential liability and offer to negotiate for removal action at a site located near GCR where a battery case chips pollutant condition exists on the subject property site. In April 2003, GCR purchased the site from the property owner. In March 2004, GCR signed an Administrative Order on Consent (“AOC”) with the EPA that included a claim for past response costs of the EPA and required GCR to pay for all future EPA response costs applicable to the site in accordance with the AOC. GCR retained external consultants to perform the remediation and removal actions required by the AOC in 2004, and has estimated its accrued remediation costs applicable thereto. In connection therewith, the Company included approximately $150 in accrued liabilities applicable to GCR’s outstanding remediation issues attributable to such site as of June 30, 2005 and December 31, 2004, which are included in the accrued remediation total amounts for GCR as noted below.
     The Company has various other environmental liability exposure issues at GCR, including on-site and other off-site clean-up and remediation matters. GCR has been named as a potentially responsible party (“PRP”) in connection with certain Superfund sites and has entered into certain Consent Decrees related thereto with the EPA. All but one of the affected sites has been remediated and removed from the Superfund list. GCR is also party to certain Agreed Interim Orders with the State of Florida Department of Environmental Protection (“FDEP”) regarding on-site remediation matters. Most of these issues were applicable when GCR was acquired by the Company in 1998, and estimated accrued environmental remediation liabilities related thereto were recorded in connection with the acquisition accounting.
     GCR has included an estimate of liability regarding the matters discussed above inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying June 30, 2005 and December 31, 2004, balance sheets include approximately $1,369 and $1,473, respectively, applicable to GCR’s various outstanding remediation issues. Of the $1,369 accrued as of June 30, 2005, approximately $369 is reported as a current liability and the remaining $1,000 is estimated to be incurred and paid as follows: $930 from 2006 through 2008 and $70 thereafter. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.
     In March 2005, GCR received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a truck dump facility in Seffner, Florida (the “Seffner Site”) alleged to have occurred in the 1970’s. GCR has previously cleaned certain locations on the Seffner Site at the request of FDEP. The Request and Notice stated among other things that FDEP referred the Seffner Site to the EPA in June of 2004. It further stated that the EPA believes that GCR may have potential liability as a generator of hazardous substances found in the Seffner Site and that the EPA has reason to believe that GCR contributed battery casings to the Seffner Site, and requested additional information from GCR. It also identified, in addition to GCR, five other PRP’s. The Request and Notice did not assert a claim against GCR. GCR delivered the requested information to the EPA on May 3, 2005. The EPA issued a request for additional information about the Seffner Site on May 24, 2005, to which GCR responded on July 22, 2005. In view of GCR’s past remediation efforts at the Seffner Site, the existence of other known potentially responsible parties who may be liable for Seffner Site contamination, and the preliminary nature of the EPA’s inquiry, the Company and its legal counsel are unable to reasonably estimate a range of potential loss/liability, if any, which may be incurred with respect to this matter. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Note 7 — Segment Reporting
     The Company had two operating segments for the six months ended June 30, 2005 and 2004. The segments are distinguishable by the nature of their operations and the types of products sold. For the six months ended June 30, 2004, the Company reported the results of Mayco (at the time, a 50% owned joint venture investee) under the equity method of accounting. As described in the Company’s Annual Report as filed with the SEC on Form 10-K, Metalico, Inc. acquired a controlling interest in Mayco on September 30, 2004, and on such date the investee was included in the Company’s consolidated financial statements and equity method accounting was no longer applicable. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Listed below is financial data as of or for the three and six months ended June 30, 2005 and 2004, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated
	Three months ended June 30, 2005
Revenues from external customers	$22,321	$18,023	$—	$40,344
Operating income (loss)	2,186	1,358	(1,019)	2,525

	Three months ended June 30, 2004
Revenues from external customers	$18,440	$6,302	$—	$24,742
Operating income (loss)	2,542	182	(728)	1,996

	Six months ended June 30, 2005
Revenues from external customers	$44,263	$36,933	$—	$81,196
Operating income (loss)	4,416	3,260	(1,872)	5,804
Total assets	47,048	44,701	1,765	93,514

	Six months ended June 30, 2004
Revenues from external customers	$35,475	$13,151	$—	$48,626
Operating income (loss)	5,293	796	(1,324)	4,765
Total assets	37,380	26,156	4,148	67,684

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
  General
     We operate primarily in two distinct business segments: (i) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals (“Lead Fabrication and Recycling”). The Scrap Metal Recycling segment includes scrap metal recycling yards located in Buffalo and Rochester, New York, and an aluminum de-ox plant and a scrap handling company each located in Lackawanna, New York.
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
  Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $599,000 and $606,000 at June 30, 2005 and December 31, 2004, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication and Recycling segment ($, pounds and tons in thousands):

						Revenues
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004			June 30, 2005			June 30, 2004
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling

Ferrous metals (tons)	43.2	$7,007	17.4	38.3	$6,663	26.9	82.8	$15,602	19.2	71.4	$14,022	28.8

Non-ferrous metals (lbs.)	18,652	14,636	36.2	14,810	10,933	44.2	35,111	27,315	33.6	28,420	20,195	41.6

Scrap Handling		678	1.7		844	3.4		1,346	1.7		1,258	2.6

Total Scrap Metal Recycling		22,321	55.3		18,440	74.5		44,263	54.5		35,475	73.0

Lead Fabrication and Recycling

Fabricating (lbs.)	15,125	16,149	40.0	6,316	3,915	15.8	33,969	33,413	41.2	12,303	7,394	15.2

Smelting (lbs.)	1,572	791	2.0	2,482	1,215	4.9	3,148	1,554	1.9	7,537	3,073	6.3

Tolling (lbs)	5,532	1,083	2.7	5,566	1,172	4.8	10,386	1,966	2.4	14,032	2,684	5.5

Total Lead Fabrication and Recycling	22,229	18,023	44.7	14,364	6,302	25.5	47,503	36,933	45.5	33,872	13,151	27.0

Total Revenue		$40,344	100.0		$24,742	100.0		$81,196	100.0		$48,626	100.0

The following table sets forth information regarding average selling prices for the past five quarters. The fluctuation in pricing is due to commodity pricing and product mix.

	Average	Average	Average
	Ferrous	Non-Ferrous	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb.
June 30, 2005	$162	$0.78	$0.81
March 31, 2005	$217	$0.77	$0.75
December 31, 2004	$271	$0.65	$0.86
September 30, 2004	$240	$0.68	$0.35
June 30, 2004	$174	$0.74	$0.44
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Consolidated net sales increased by $15.6 million, or 63.2%, to $40.3 million for the three months ended June 30, 2005 compared to consolidated net sales of $24.7 million for the three months ended June 30, 2004. The increase was primarily due to the September 30, 2004 acquisition of the remaining 50% interest in the Mayco Industries joint venture that we did not previously own, which accounted for $12.2 million of our sales for the three months ended June 30, 2005. The increase in consolidated sales was also the result of $4.6 million in increased sales volume offset by $1.2 million due to lower average selling prices.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $344,000, or 5.1%, to $7.0 million for the three months ended June 30, 2005 compared to ferrous sales of $6.7 million for the three months ended June 30, 2004. The increase was attributable to a $855,000 increase in sales volume offset by a $511,000 reduction due to lower average selling prices. The average selling price for ferrous products was approximately $162 per ton for the three months ended June 30, 2005, which represents a decrease of $12 per ton over the 2004 comparable period. Sales volume for ferrous products was approximately 43.2 tons for the three months ended June 30, 2005, which represents an increase of 4.9 tons over the 2004 comparable period.

Non-Ferrous Sales
     Non-ferrous sales increased by $3.7 million, or 33.9%, to $14.6 million for the three months ended June 30, 2005 compared to non-ferrous sales of $10.9 million for the three months ended June 30, 2004. The increase was attributable to a $2.9 million increase in sales volume and approximately $834,000 due to higher average selling prices. The average selling price for non-ferrous products was approximately $.78 per pound for the three months ended June 30, 2005, which represents an increase of $0.04 per pound over the 2004 comparable period. Sales volume for non-ferrous products was approximately 18.7 million pounds for the three months ended June 30, 2005, which represents an increase of 3.8 million pounds or 25.5 % over the 2004 comparable period.
Lead Fabrication and Recycling
     Lead fabrication and recycling sales increased by $11.7 million, or 186%, to $18.0 million for the three months ended June 30, 2005 compared to lead fabrication and recycling of $6.3 million for the three months ended June 30, 2004. The increase was attributable to a $12.2 million increase in sales due to the effect of the September 30, 2004 Mayco joint venture interest acquisition offset by approximately $556,000 reduction in sales from lead smelting.
Lead Fabrication
     Lead fabrication sales increased by $12.2 million, or 313%, to $16.1 million for the three months ended June 30, 2005 compared to lead fabrication sales of $3.9 million for the three months ended June 30, 2004. The increase was primarily due to the effect of the September 30, 2004 Mayco joint venture interest acquisition. Prior to this date, Mayco was reported in accordance with the equity method of accounting. The Company reported its equity in net income of Mayco through September 30, 2004, and thereafter Mayco’s revenue and expenses from its results of operations have been included in the accompanying consolidated financial statements since that date. The Company was also able to achieve higher average selling prices in the current period due to more complex fabricating processes required to produce Mayco’s products and higher average lead prices. The average selling price for lead-fabricated products was approximately $1.07 per pound for the three months ended June 30, 2005, which represents an increase of $0.45 per pound over the 2004 comparable period. Sales volume for lead-fabricated products was approximately 15.1 million pounds for the three months ended June 30, 2005, which represents an increase of 8.8 million pounds over the 2004 comparable period.
Lead Smelting
     Lead smelting sales decreased by $424,000, or 34.9%, to $791,000 for the three months ended June 30, 2005 compared to lead smelting sales of $1.2 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, the company experienced a $445,000 decrease in sales volume offset by a slight increase in average selling prices totaling $20,000. The decrease can be attributable to production difficulties and the effect of the September 30, 2004 Mayco joint venture interest acquisition. As a result of the Mayco joint venture interest acquisition, $238,000 sales to Mayco were eliminated in consolidation for the three months ended June 30, 2005, but were reflected in reportable sales totals in the prior period. The average selling price for lead smelting was approximately $0.50 per pound for the three months ended June 30, 2005, which represents an increase of $0.01 per pound over the 2004 comparable period. Sales volume for lead smelting products was approximately 1.6 million pounds for the three months ended June, 30, 2005, which represents a decrease of 900,000 pounds over the 2004 comparable period.
Lead Tolling
     Lead tolling sales decreased by $89,000, or 7.6%, to approximately $1.1 million for the three months ended June 30, 2005 compared to lead tolling sales of $1.2 million for the three months ended June 30, 2004. The average selling price for lead tolling arrangements decreased by 4.7% over the 2004 comparable period. Sales volume for lead tolling arrangements was 5.5 million pounds for the three months ended June, 30, 2005, which represents a decrease of 34,000 pounds over the 2004 comparable period.
Operating Expenses
     Operating expenses increased by $13.7 million, or 68.2%, to $33.8 million for the three months ended June 30, 2005 compared to operating expenses of $20.1 million for the three months ended June 30, 2004. The increase in dollars was primarily due to the Mayco joint venture interest acquisition, which contributed approximately $10.5 million of the increase. Additionally, there was a $2.4 million increase in the cost of purchased metals and a $835,000 increase in other operating expenses.
Selling, General and Administrative
     Selling, general and administrative expenses increased by $957,000, or 47.9%, to $2.9 million for the three months ended June 30, 2005 compared to $2.0 million for the three months ended June 30, 2004. The increase in selling, general and administrative expenses was primarily due to the Mayco joint venture interest acquisition which accounted for $650,000 of the increase, combined with other increases totaling $307,000 comprised of increased employee wages and benefits, professional service fees and other miscellaneous expenses. The Company became a public reporting company in February 2005 which contributed to the increase in professional service fees in the current period. Our selling, general and administrative expenses as a percentage of net sales was 7.3% and 8.0% for the three months ended June 30, 2005 and 2004, respectively.
Depreciation and Amortization
     Depreciation and amortization expense increased by $470,000, or 72.2%, to $1.1 million for the three months ended June 30, 2005 compared to $651,000 for the three months ended June 30, 2004. The increase was primarily due to the Mayco joint venture interest acquisition which added $321,000 and a greater balance of depreciable assets in the three months ended June 30, 2005. Our depreciation and amortization expense as a percentage of net sales was 2.8% and 2.6% for the three months ended June 30, 2005 and 2004, respectively.
Operating Income
     Operating income increased by $529,000, or 26.5%, to $2.5 million for the three months ended June 30, 2005 compared to $2.0 million for the three months ended June 30, 2004. The increase is a result of the factors discussed above.
Financial and Other Income / (Expense)
     Interest expense increased by $241,000, or 67.7%, to $597,000 for the three months ended June 30, 2005 compared to $356,000 for the three months ended June 30, 2004. The increase was due to a total of $4.4 million of 7% convertible notes outstanding in the current period that were issued during the fourth quarter of 2004 used to finance an additional scrap yard and an additional $3.3 million in debt used to finance the purchase of the Mayco facility in Birmingham, Alabama.
     Borrowings under the Company’s variable rate senior secured credit facility with its primary lender, bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 6.82% for the three month period ending June 30, 2005 as compared to 4.89% for the three month period ending June 30, 2004.
     Other income for the three months ended June 30, 2005 also included a $405,000 gain from the sale of real property located in Atlanta, Georgia.
Income from Joint Venture
     Income from our joint venture, Mayco Industries, L.L.C., decreased by $355,000, or 100%, to $0 for the three months ended June 30, 2005 compared to $355,000 for the three months ended June 30, 2004. The decrease was due to the completion of the Mayco joint venture interest acquisition. At the beginning of the fourth quarter of 2004, the results of Mayco were reflected in the consolidated totals reported.
Income Taxes
     Income tax expense was $910,000 for the three months ended June 30, 2005, resulting in an effective income tax rate of 39%, compared to $807,000 for the three months ended June 30, 2004, resulting in an effective income tax rate of 40%. We expect the future effective tax rate will range from 32% to 38%.

Discontinued Operations
     Discontinued operations for the three month period ending June 30, 2005 include a $300,000 charge, ($200,000 net of income taxes) for the settlement of a claim for the EPA’s response costs relating to certain cleanup activities in College Grove, Tennessee in exchange for full and complete release of liability for all past and future response costs related to the site and in satisfaction of the EPA’s claim. During the fourth quarter of 2003, we idled operations at our secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities made in preparation to ready the plant for future sale, the plant remains idle. An impairment loss on property and equipment was recognized in the second quarter of 2003 for approximately $2.3 million. Discontinued operating losses in the periods presented also includes additional costs and environmental monitoring costs incurred for the College Grove, Tennessee plant.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Consolidated net sales increased by $32.6 million, or 67.1%, to $81.2 million for the six months ended June 30, 2005 compared to consolidated net sales of $48.6 million for the six months ended June 30, 2004. The increase was primarily due to the September 30, 2004 acquisition of the remaining 50% interest in the Mayco Industries joint venture that we did not previously own, which accounted for $25.7 million of our sales for the first half of 2005. The increase was also attributable to $1.2 million from higher average selling prices and $5.7 million from increased volumes.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $1.6 million, or 11.4%, to $15.6 million for the six months ended June 30, 2005 compared to ferrous sales of $14.0 million for the six months ended June 30, 2004. The increase was attributable to a $2.2 million increase in sales volume offset by a reduction of approximately $622,000 due to lower average selling prices. The average selling price for ferrous products was approximately $188 per ton for the six months ended June 30, 2005, which represents a decrease of $8 per ton over the 2004 comparable period. Sales volume for ferrous products was approximately 82.8 tons for the six months ended June 30, 2005, which represents an increase of 11.4 tons over the 2004 comparable period.
Non-Ferrous Sales
     Non-ferrous sales increased by $7.1 million, or 35.1%, to $27.3 million for the six months ended June 30, 2005 compared to non-ferrous sales of $20.2 million for the six months ended June 30, 2004. The increase was attributable to a $4.7 increase due to increased sales volume and an increase of $2.4 million due to higher average selling prices. The average selling price for non-ferrous products was approximately $0.78 per pound for the six months ended June 30, 2005, which represents an increase of $0.07 per pound over the 2004 comparable period. Sales volume for non-ferrous products was approximately 35.1 million pounds for the six months ended June 30, 2005, which represents an increase of 6.7 million pounds over the 2004 comparable period.
Lead Fabrication and Recycling
     Lead fabrication and recycling sales increased by $23.7 million, or 180%, to $36.9 million for the six months ended June 30, 2005 compared to lead fabrication and recycling of $13.2 million for the six months ended June 30, 2004. The increase was primarily attributable to a $25.7 million increase in sales due to the effect of the September 30, 2004 Mayco joint venture interest acquisition and an increase of approximately $343,000 from other lead fabricating activities offset by a $1.5 million reduction in sales from lead smelting and a $718,000 decrease in sales from lead tolling.
Lead Fabrication
     Lead fabrication sales increased by $26.0 million, or 351%, to $33.4 million for the six months ended June 30, 2005 compared to lead fabrication sales of $7.4 million for the six months ended June 30, 2004. The increase was primarily due to the effect of the September 30, 2004 Mayco joint venture interest acquisition accounting for $25.7 million of the increase in sales. The Company was also able to achieve higher average selling prices in the current period due to more complex fabricating processes required to produce Mayco’s products. The average selling price for lead-fabricated products was approximately $0.98 per pound for the six months ended June 30, 2005, which represents an increase of

$0.38 per pound over the 2004 comparable period. Sales volume for lead-fabricated products was approximately 34.0 million pounds for the six months ended June 30, 2005, which represents an increase of 21.7 million pounds over the 2004 comparable period.
Lead Smelting
     Lead smelting sales decreased by $1.5 million, or 48.4%, to $1.6 million for the six months ended June 30, 2005 compared to lead smelting sales of $3.1 million for the six months ended June 30, 2004. The decrease was attributable to production difficulties and the effect of the September 30, 2004 Mayco joint venture interest acquisition. For the six months ended June 30, 2005, the company experienced a $1.8 million decrease in sales volume offset by a $263,000 increase in average selling prices. As a result of the Mayco joint venture interest acquisition, $1.3 million in sales to Mayco were eliminated in consolidation for the six months ended June 30, 2005, but were reflected in reportable sales totals in the prior period. The average selling price for lead smelting was approximately $0.49 per pound for the six months ended June 30, 2005, which represents an increase of $0.08 per pound over the 2004 comparable period. Sales volume for lead smelting products was approximately 3.1 million pounds for the six months ended June, 30, 2005, which represents a decrease of 4.4 million pounds over the 2004 comparable period.
Lead Tolling
     Lead tolling sales decreased by $718,000, or 26.6%, to approximately $2.0 million for the six months ended June 30, 2005 compared to lead tolling sales of $2.7 million for the six months ended June 30, 2004. The decrease resulted from a planned shift in capacity of our secondary lead smelting and refining plant to higher margin sales of lead to third parties and our other subsidiaries combined with a decrease in sales volume. The average selling price for lead tolling arrangements for the six months ended June 30, 2005, remained unchanged over the 2004 comparable period. Sales volume for lead tolling arrangements was approximately 10.4 million pounds for the six months ended June, 30, 2005, which represents a decrease of 3.6 million pounds over the 2004 comparable period.
Operating Expenses
     Operating expenses increased by $28.1 million, or 72.1%, to $67.1 million for the six months ended June 30, 2005 compared to operating expenses of $39.0 million for the six months ended June 30, 2004. The increase in dollars was primarily due to the Mayco joint venture interest acquisition, which contributed approximately $21.4 million of the increase, combined with a $4.6 million increase in the cost of purchased metals and a $2.1 million increase in other operating expenses.
Selling, General and Administrative
     Selling, general and administrative expenses increased by $2.5 million, or 69.4%, to $6.1 million for the six months ended June 30, 2005 compared to $3.6 million for the six months ended June 30, 2004. The increase in selling, general and administrative expenses was primarily due to the Mayco joint venture interest acquisition which accounted for $1.8 million of the increase combined with other increases totaling $699,000 comprised of increased employee wages and benefits, professional service fees and other miscellaneous expenses. The Company became a public reporting company in February 2005 which contributed to the increase in professional service fees in the current period. Our selling, general and administrative expenses as a percentage of net sales was 7.5% and 7.5% for the six months ended June 30, 2005 and 2004, respectively.
Depreciation and Amortization
     Depreciation and amortization expense increased by $1.0 million, or 83.3%, to $2.2 million for the six months ended June 30, 2005 compared to $1.2 million for the six months ended June 30, 2004. The increase was primarily due to the Mayco joint venture interest acquisition which added $640,000 and a greater balance of depreciable assets in the three months ended June 30, 2005. Our depreciation and amortization expense as a percentage of net sales was 2.7% and 2.5% for the six months ended June 30, 2005 and 2004, respectively.
Operating Income
     Operating income increased by $1.0 million, or 20.8%, to $5.8 million for the six months ended June 30, 2005 compared to $4.8 million for the six months ended June 30, 2004. The increase is a result of the factors discussed above.

Financial and Other Income / (Expense)
     Interest expense increased by $884,000, or 151%, to $1.5 million for the six months ended June 30, 2005 compared to $584,000 for the six months ended June 30, 2004. The increase was due to a total of $8.3 million of convertible notes that were issued during the fourth quarter of 2004 of which $3.8 million were converted to common stock in March 29, 2005 and an additional $3.3 million in debt issued in February used to finance the purchase of the Mayco facility in Birmingham, Alabama. The proceeds from the convertible notes issuances were used to finance the Mayco joint venture interest acquisition and an additional scrap yard.
     Borrowings under the Company’s variable rate senior secured credit facility with its primary lender, bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 6.47% for the six month period ending June 30, 2005 as compared to 4.80% for the six month period ending June 30, 2004.
     Other income for the six months ended June 30, 2005 also included a $405,000 gain from the sale of real property located in Atlanta, Georgia.
Income from Joint Venture
     Income from our joint venture, Mayco Industries, L.L.C., decreased by $603,000, or 100%, to $0 for the six months ended June 30, 2005 compared to $603,000 for the six months ended June 30, 2004. The decrease was due to the completion of the Mayco joint venture interest acquisition and is the result of a different accounting treatment from the prior period. At the beginning of the fourth quarter of 2004, the results of Mayco were reflected in the consolidated totals reported.
Income Taxes
     Income tax expense was $1.7 million for the six months ended June 30, 2005, resulting in an effective income tax rate of 36%, compared to $1.9 million for the six months ended June 30, 2004, resulting in an effective income tax rate of 40%. We expect the future effective tax rate will range from 32% to 38%.
Discontinued Operations
     Discontinued operations for the six month period ending June 30, 2005 include a $300,000 charge ($200,000 net of income taxes) for the settlement of a claim for the EPA’s response costs relating to certain cleanup activities in College Grove, Tennessee in exchange for full and complete release of liability for all past and future response costs related to the site and in satisfaction of the EPA’s claim. During the fourth quarter of 2003, we idled operations at our secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities made in preparation to ready the plant for future sale, the plant remains idle. Discontinued operating losses in the periods presented also includes additional costs incurred and environmental monitoring costs for the College Grove Tennessee plant.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the six months ended June 30, 2005, our operating activities generated net cash of $5.9 million compared to net cash generated of $710,000 for the six months ended June 30, 2004. For the six months ended June 30, 2005, operating cash was produced by net income of $2.8 million, increased by non-cash items of depreciation and amortization of $2.5 million and deferred income taxes of $1.3 million partially offset by a $419,000 gain on the sale of property and equipment and a $329,000 change in working capital components. The changes in working capital components include a decrease in accounts payable, accrued expenses and income taxes payable of $1.3 million, an increase in accounts receivable of $144,000 and prepaid expenses of $218,000 partially offset by a decrease in inventories of $1.3 million. For the six months ended June 30, 2004, operating cash was generated by net income of $2.9 million, increased by non-cash items of depreciation and amortization of $1.2 million and deferred income taxes of $1.2 million less the Company’s share of net income from its joint venture interest in Mayco of $398,000; and increases in accounts payable, accrued expenses and income taxes payable of $1.9 million. These items were partially offset by a

$5.6 million increase in accounts receivable due to increased sales in the first half of 2004 and increases in inventory of $300,000 and prepaid items of $283,000.
     We used $3.4 million in net cash for investing activities for the six months ended June 30, 2005 compared to using net cash of $4.0 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, we purchased the underlying real estate for Mayco’s Birmingham, Alabama lead fabrication plant, for $3.2 million and other equipment and capital improvements for a total of $5.2 million. Increases in other assets and goodwill totaled approximately $217,000. These items were partially offset by the proceeds from the sale of real property in Atlanta, Georgia of $2.0 million. During the six months ended June 30, 2004, we purchased a scrap handling company located in Lackawanna, New York which used cash of $1.6 million. The remaining $2.4 million of cash expenditures used in investing activities were used primarily for purchases of equipment and capital improvements.
     During the six months ended June 30, 2005 we used $2.5 million of net cash for financing activities compared to $3.8 million of net cash provided during the six months ended June 30, 2004. For the six months ended June 30, 2005, total borrowings amounted to $3.0 million used primarily to finance the acquisition of Mayco’s lead fabrication plant in Birmingham, Alabama as well as for other equipment purchases. Offsetting the new borrowings were total debt repayments in the six months ended June 30, 2005 of $5.3 million and the redemption of redeemable common stock for $100,000. The Company was able to repay debt with cash provided by operations and from the $2.0 million proceeds from the sale of the Atlanta property. During the six months ended June 30, 2004, the Company borrowed $3.7 million under its revolving credit facility for working capital and an additional $1.9 million of which $1.1 million was used to purchase the scrap handling facility in Lackawanna, New York in February 2004. Offsetting the cash provided by new borrowings were debt repayments totaling $1.6 million and the repurchase of outstanding warrants for $151,000.
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
  Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2005, variable rate borrowings mainly consisted of outstanding borrowings of $15.2 million under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Assuming our average variable borrowings during a fiscal year were to equal the outstanding borrowings under our senior secured credit facility as of June 30, 2005, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $152,000 per year, with a corresponding change in cash flows.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 30, 2005. Management, including our Chief Executive Officer and Chief Financial Officer, is in the process of evaluating the effectiveness of its internal control over financial reporting as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on preliminary results to date, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2005.
(b) Changes in internal controls over financial reporting.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ending June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Among other items, our Annual Report includes a description of a claim asserted by the U.S. Environmental Protection Agency (the “EPA”) in connection with certain remediation costs for property in and around College Grove, Tennessee alleged to have involved hazardous substances traced to our inactive General Smelting and Refining, Inc. (‘‘GSR’’) subsidiary. On May 25-26, 2005, we reached agreement in principle with the EPA on the principal terms of a settlement of the EPA’s claim. Under the agreement in principle, Metalico, Inc., GSR, and another subsidiary, Metalico-College Grove, Inc. (‘‘MCG’’) would pay a total sum of $300,000 to the EPA in exchange for full and complete releases of each company from liability for all past and future response costs related to the affected property and in satisfaction of the EPA’s claim for approximately $11,871,000. The effectiveness of the settlement is subject to the preparation and execution of mutually satisfactory documentation and final approval by the United States Department of Justice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company made the following repurchase of its common stock during the second quarter of 2005:

				(c) Total
				Number of
				Shares
				Purchased as
				Part of
	(a) Total Number		(b) Average	Publicly	(d) Approximate Dollar
	of		Price	Announced	Value of Shares That May
	Shares		Paid per	Plans or	Yet Be Purchased Under
Period	Purchased		Share	Programs	the Plans or Programs
May	31,250	(1)	$3.20	—	—

Total	31,250		$3.20	—	—

(1)	In October 2003, we issued 31,250 shares of our common stock, at $3.20 per share, to each of two stockholders of a corporation from which we acquired scrap metal recycling assets. In April 2005, one of those stockholders exercised a contractual right to put his shares to the Company for a payment of $3.20 per share. The Company repurchased the stock pursuant to the exercised put on May 2, 2005. The other stockholder’s contractual put right has expired without exercise.
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

METALICO, INC. (Registrant)

Date: August 3, 2005	By:	/s/ CARLOS E. AGÜERO

Carlos E. Agüero
Chairman, President and Chief
Executive Officer

Date: August 3, 2005	By:	/s/ ERIC W. FINLAYSON

Eric W. Finlayson
Senior Vice President and Chief
Financial Officer