Form 10-Q
period 2005-09-30
METALICO INC
filed 2005-11-02
CIK 1048685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☑     NO  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   YES  ☐     NO  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐     NO  ☑
Number of shares of Common stock, par value $.001, outstanding as of November 2, 2005: 7,970,755 (24,481,413 assuming the conversion of all of the Company’s outstanding preferred stock into common)

METALICO, INC.
Form 10-Q Quarterly Report

PART I
Item 1. Unaudited Condensed Consolidated Financial Statements.	Page 2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	Page 11
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	Page 19
Item 4. Controls and Procedures.	Page 20
PART II
Item 1. Legal Proceedings.	Page 20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	Page 21
Item 3. Defaults Upon Senior Securities.	Page 21
Item 4. Submission of Matters to a Vote of Security Holders.	Page 21
Item 5. Other Information.	Page 21
Item 6. Exhibits.	Page 21
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
	(Unaudited)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,528	$734
Trade receivables, net	22,196	17,481
Inventories	12,491	13,683
Prepaid expenses and other	1,164	632
Deferred income taxes	531	646

Total Current Assets	37,910	33,176

Property and Equipment, net	27,979	25,269

Goodwill	27,669	27,530

Other Intangibles and Other Assets, net	4,314	4,562

Property Actively Marketed for Sale, net	823	2,426

Total Assets	$98,695	$92,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt due related parties	$1,600	$1,600
Other short-term debt	2,232	2,535
Current maturities of long-term debt	1,899	2,529
Accounts payable	9,557	7,276
Accrued expenses	4,272	4,647
Income taxes payable	1,005	405

Total Current Liabilities	20,565	18,992

Long-Term Liabilities
Long-term debt due related parties	1,027	2,705
Other long-term debt, less current maturities	18,672	22,466
Accrued and other	1,574	1,574
Deferred income taxes	1,706	526

Total Long-Term Liabilities	22,979	27,271

Total Liabilities	43,544	46,263

Redeemable Common Stock	1,100	1,200

Stockholders’ Equity
Capital Stock
Preferred	39,132	39,132
Common	8	6
Additional paid-in capital	15,243	11,328
Retained earnings (deficit)	97	(4,537)
Accumulated other comprehensive income (loss) — unrecognized pension costs	(429)	(429)

	54,051	45,500

Total Liabilities and Stockholders’ Equity	$98,695	$92,963

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months ended September 30, 2005 and 2004

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(Unaudited)
	($ thousands, except per share data)
Revenue
Product sales	$40,598	$26,098	$119,828	$72,040
Tolling services	948	1,264	2,914	3,948

	41,546	27,362	122,742	75,988

Costs and expenses
Operating expenses — product sales	32,662	20,569	97,319	57,682
Operating expenses — tolling services	1,103	1,160	3,523	3,071
Selling, general, and administrative expenses	3,079	1,894	9,172	5,521
Depreciation and amortization	1,094	642	3,316	1,852

	37,938	24,265	113,330	68,126

Operating income	3,608	3,097	9,412	7,862

Financial and other income (expense)
Interest expense	(537)	(307)	(2,005)	(891)
Equity in net income of joint venture investee	—	521	—	1,124
Net gain (loss) on sale of property and equipment	(70)	—	349	—
Other	4	(6)	12	44

	(603)	208	(1,644)	277

Income from continuing operations before income taxes	3,005	3,305	7,768	8,139
Provision for federal and state income taxes	1,138	1,256	2,847	3,188

Income from continuing operations	1,867	2,049	4,921	4,951

Discontinued operations, net	(42)	(125)	(287)	(123)

Net income	1,825	1,924	4,634	4,828
Preferred stock dividends	—	—	—	734

Income available to common stockholders	$1,825	$1,924	$4,634	$4,094

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.08	$0.09	$0.20	$0.31
Discontinued operations, net	(0.00)	(0.01)	(0.01)	(0.01)

Net income	$0.08	$0.08	$0.19	$0.30

Diluted:
Income from continuing operations	$0.07	$0.09	$0.20	$0.22
Discontinued operations, net	(0.00)	(0.01)	(0.01)	(0.01)

Net income	$0.07	$0.08	$0.19	$0.21

Weighted Average Common Shares Outstanding:
Basic	24,473,051	22,704,878	24,015,891	13,683,222

Diluted	26,043,791	22,945,293	24,206,005	22,064,992

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004

	2005	2004
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$4,634	$4,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,316	1,852
Amortization of notes payable discounts	319	—
Deferred income taxes	1,295	2,657
Equity in net income of joint venture investee, in excess of distributions	—	(569)
Provision for doubtful accounts receivable	43	—
Net (gain) loss on sale of property and equipment	(349)	—
Stock options and warrants issued	55	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Receivables	(4,758)	(6,713)
Inventories	1,192	(261)
Prepaid expenses and other	(532)	(287)
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	2,506	(48)

Net cash provided by operating activities	7,721	1,459

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	2,292	—
Purchase of property and equipment	(6,039)	(3,088)
(Increase) decrease in other assets	(129)	50
Cash paid for business acquisitions	(89)	(9,176)

Net cash used in investing activities	(3,965)	(12,214)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	(1,512)	7,547
Proceeds from other borrowings	3,166	8,970
Principal payments on other borrowings	(4,528)	(3,014)
Proceeds from exercise of stock options	12	—
Issuance of common stock	—	139
Redemption of redeemable common stock	(100)	—
Redemption of common stock warrants	—	(151)

Net cash provided by (used in) financing activities	(2,962)	13,491

Net increase in cash and cash equivalents	794	2,736
Cash and cash equivalents:
Beginning	734	631

Ending	$1,528	$3,367

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
   Business
     Metalico, Inc. and subsidiaries (the “Company”) operates in primarily two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals. The Company’s operating facilities as of September 30, 2005, included five scrap metal recycling facilities located in Western New York, five lead product manufacturing and fabricating plants located in Birmingham, Alabama; Healdsburg and Ontario, California; Carson City, Nevada, and Granite City, Illinois; and a secondary lead smelting and refining plant located in Tampa, Florida. The Company markets its products on a national basis.
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
Note 2 — Inventories
     Inventories as of September 30, 2005 and December 31, 2004, were as follows:

	September 30,	December 31,
	2005	2004
Raw materials	$5,400	$5,052
Finished goods and work in progress	2,477	1,976
Ferrous scrap metal	1,343	1,813
Non-ferrous scrap metal	3,271	4,842

	$12,491	$13,683

Note 3 — Short and Long-Term Debt
     In March 2005, all of the individual holders of the Company’s 7% convertible notes with maturity dates of September 30, 2005, totaling $3,850, elected to convert such notes to 1,400,000 shares of common stock.
     In January 2005, the Company purchased the underlying real estate for the Birmingham, Alabama lead fabrication plant, for a purchase price of $3,183. The purchase price was financed with the proceeds of a term loan totaling $2,170 provided under an amendment to the Company’s loan agreement with its primary lender, with the remainder funded by revolving borrowings under the same agreement. Interest on the term loan accrues at a floating rate equal to the base rate under the Company’s credit agreement with the primary lender plus a margin. The term loan is payable in monthly principal installments plus interest based on a five-year amortization with a one-year balloon maturity. At September 30, 2005, the note was fully repaid.

Note 4 — Stock Options and Stock Based Compensation
     During July 2005, an officer-stockholder and director of the Company exercised options to purchase 38,462 shares of the Company’s common stock at $0.30 per share. As a result, the company received proceeds of approximately $12.
     During January 2005, the Company issued 35,000 options to a new employee with exercise prices of $3.00 (10,000 stock options), $3.50 (10,000 stock options) and $4.00 (15,000 stock options). The estimated market price for the Company’s common stock on the date of grant was $3.00. The options vest ratably over three years and expire in January 2010.
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
     Awards issued by the Company are fixed plan awards, since the exercise price that a grantee is required to pay upon exercise, and number of shares that a grantee is entitled to receive, are known at the grant date. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants that are fixed plan awards except for options and warrants issued at exercise prices below fair value that resulted in compensation expense of approximately $23 and $55 for the three and nine months ended September 30, 2005. Had compensation cost for all of the stock-based compensation awards been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income would have been reduced to the pro forma amounts shown below:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income:
As reported	$1,825	$1,924	$4,634	$4,828
Pro forma	$1,789	$1,866	$4,552	$4,664
Earnings per share on income from continuing operations available to common stockholders:
As reported
Basic	$0.08	$0.09	$0.20	$0.31
Diluted	$0.07	$0.09	$0.20	$0.22
Proforma
Basic	$0.08	$0.09	$0.20	$0.30
Diluted	$0.07	$0.09	$0.20	$0.22
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

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$1,867	24,473,051	$0.08	$2,049	22,704,878	$0.09

Effect of Dilutive Securities
Common stock warrants	—	94,348		—	89,600
Options and rights	—	115,661		—	135,598
Convertible notes	62	1,360,731		—	15,217

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$1,929	26,043,791	$0.07	$2,049	22,945,293	$0.09

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income from continuing operations	$4,921			$4,951
Less preferred stock dividends	—			(734)

Basic EPS
Income available to common stockholders	4,921	24,015,891	$0.20	4,217	13,683,222	$0.31

Effect of Dilutive Securities
Common stock warrants	—	90,500		—	138,698
Options and rights	—	99,614		—	104,754
Dividends payable	—	—		—	1,524,443
Convertible notes	—	—		—	5,109
Convertible preferred stock	—	—		734	6,608,766

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$4,921	24,206,005	$0.20	$4,951	22,064,992	$0.22

Note 6 — Commitments and Contingencies
Environmental Remediation Matters
     In late May 2005, the Company reached agreement in principle with the U.S. Environmental Protection Agency (the ''EPA’’) on the principal terms of a settlement of a claim for the EPA’s costs relating to certain cleanup activities alleged to have involved hazardous substances traced to its inactive General Smelting and Refining, Inc. (''GSR’’) subsidiary. On August 23, 2005, Metalico, Inc., GSR, and another subsidiary, Metalico-College Grove, Inc. (“MCG”) executed a settlement agreement with the EPA pursuant to which Metalico, Inc., GSR, and MCG will pay a total sum of $300 to the EPA in exchange for full and complete releases of each company from liability for all past and future response costs related to the College Grove Battery Chip Superfund Site and in satisfaction of the EPA’s claim for approximately $11,871. The Company recorded a $300 charge to discontinued operations related to the settlement during the 2nd quarter of 2005. No accrual for remediation costs had been recorded by the Company previously because it was not able to reasonably estimate the amount of any range of potential obligation for remediation of the Site. The effectiveness of the settlement is subject to a thirty-day public comment period that commenced October 27, 2005. The EPA may modify or withdraw its consent to the settlement agreement if comments received disclose facts or considerations indicating that the agreement is inappropriate, improper or inadequate.
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
     In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (“TDEC”) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of September 30, 2005 and December 31, 2004, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $780 and $1,216, respectively. Of the $780 accrued as of September 30, 2005, approximately $389 is reported as a current liability and the remaining $391 is estimated to be incurred and paid as follows: $58 from 2006 through 2008 and $333 thereafter. These costs include the post-closure maintenance of this plant and two closed landfills at this facility. Such costs will principally include costs for the decontamination, dismantling removal and cover of the plant area, groundwater monitoring, and general area maintenance. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company maintains an escrow fund to accumulate money necessary to pay for estimated future post-closure maintenance costs for the two closed landfills at its former plant at College Grove, Tennessee. These funds of approximately $208 and $219 as of September 30, 2005 and December 31, 2004, respectively, are included as a component of other long-term assets in the accompanying balance sheets. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.
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
     In September 2002, the EPA issued a notice of potential liability and offer to negotiate for removal action at a site located near GCR where a battery case chips pollutant condition exists on the subject property site. In April 2003, GCR purchased the site from the property owner. In March 2004, GCR signed an Administrative Order on Consent (“AOC”) with the EPA that included a claim for past response costs of the EPA and required GCR to pay for all future EPA response costs applicable to the site in accordance with the AOC. GCR retained external consultants to perform the remediation and removal actions required by the AOC in 2004, and has estimated its accrued remediation costs applicable thereto. In connection therewith, the Company included approximately $150 in accrued liabilities applicable to GCR’s outstanding remediation issues attributable to such site as of December 31, 2004. In August 2005, the

Company paid $97 leaving a balance in accrued liabilities of $53 as of September 30, 2005. These amounts are included in the accrued remediation total amounts for GCR as noted below.
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
     GCR has included an estimate of liability regarding the matters discussed above inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying September 30, 2005 and December 31, 2004, balance sheets include approximately $1,326 and $1,473, respectively, applicable to GCR’s various outstanding remediation issues. Of the $1,326 accrued as of September 30, 2005, approximately $326 is reported as a current liability and the remaining $1,000 is estimated to be incurred and paid as follows: $930 from 2006 through 2008 and $70 thereafter. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.
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
Note 7 — Segment Reporting
     The Company operates primarily in two distinct business segments and are distinguishable by the nature of their operations and the types of products sold; (i) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals (“Lead Fabrication and Recycling”). For the three and nine months ended September 30, 2004, the Company reported the results of Mayco (at the time, a 50% owned joint venture investee) under the equity method of accounting. As described in the Company’s Annual Report as filed with the SEC on Form 10-K, Metalico, Inc. acquired a controlling interest in Mayco on September 30, 2004, and on such date the investee was included in the Company’s consolidated financial statements and equity method accounting was no longer applicable. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Listed below is financial data as of or for the three and nine months ended September 30, 2005 and 2004, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated
	Three months ended September 30, 2005
Revenues from external customers	$22,001	$19,545	$—	$41,546
Operating income (loss)	2,645	2,048	(1,085)	3,608
	Three months ended September 30, 2004
Revenues from external customers	$20,110	$7,252	$—	$27,362
Operating income (loss)	3,542	361	(806)	3,097
	Nine months ended September 30, 2005
Revenues from external customers	$66,264	$56,478	$—	$122,742
Operating income (loss)	7,061	5,308	(2,957)	9,412
Total assets	49,982	46,166	2,547	98,695
	Nine months ended September 30, 2004
Revenues from external customers	$55,585	$20,403	$—	$75,988
Operating income (loss)	8,835	1,157	(2,130)	7,862
Total assets	39,419	44,687	3,409	87,515

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Annual Report”).
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
  Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $600,000 and $606,000 at September 30, 2005 and December 31, 2004, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
Recent Developments
      Concurrent with the Company’s business strategy, emphasizing continued growth of our ferrous and non-ferrous scrap metal recycling business through acquisitions, on November 1, 2005 we acquired certain operating assets of a ferrous and non-ferrous scrap yard in Western New York. The acquisition allows Metalico to establish a local presence and better access to industrial, demolition and peddler accounts in the Niagara Falls and local Province of Ontario markets. Material purchased at this facility is expected to be shipped for processing to our Buffalo, New York scrap metal facility.
RESULTS OF OPERATIONS
     The Company operates in two industry segments: Scrap Metal Recycling, which breaks down into two general product categories, ferrous and non-ferrous metals, and Lead Fabrication and Recycling, comprised of lead fabrication and recycling and lead smelting.
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication and Recycling segment ($, pounds and tons in thousands):

	Revenue
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004			September 30, 2005			September 30, 2004
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	45.4	$8,330	20.1	37.0	$8,872	32.4	128.2	$23,932	19.5	108.4	$22,894	30.1
Non-ferrous metals (lbs.)	17,516	13,087	31.5	15,169	10,120	37.0	52,627	40,401	32.9	43,589	30,315	39.9
Scrap Handling		584	1.4		1,118	4.1		1,931	1.6		2,376	3.1

Total Scrap Metal Recycling		22,001	53.0		20,110	73.5		66,264	54.0		55,585	73.1

Lead Fabrication and Recycling
Fabricating (lbs.)	20,082	17,341	41.7	6,129	4,076	14.9	57,133	50,754	41.3	18,432	11,470	15.1
Smelting (lbs.)	2,665	1,256	3.0	3,645	1,912	7.0	5,813	2,810	2.3	11,182	4,985	6.6
Tolling (lbs.)	5,143	948	2.3	5,996	1,264	4.6	15,529	2,914	2.4	20,028	3,948	5.2

Total Lead Fabrication and Recycling	27,890	19,545	47.0	15,770	7,252	26.5	78,475	56,478	46.0	49,642	20,403	26.9

Total Revenue		$41,546	100.0		$27,362	100.0		$122,742	100.0		$75,988	100.0

     The following table sets forth information regarding average selling prices for the past five quarters. The fluctuation in pricing is due to commodity pricing and product mix.

	Average	Average	Average
	Ferrous Price per	Non-Ferrous Price	Lead
For the quarter ending:	ton	per lb.	Price per lb.
September 30, 2005	$183	$0.75	$0.70
June 30, 2005	$162	$0.78	$0.71
March 31, 2005	$217	$0.77	$0.75
December 31, 2004	$271	$0.65	$0.86
September 30, 2004	$240	$0.67	$0.35
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Consolidated net sales increased by $14.1 million, or 51.5%, to $41.5 million for the three months ended September 30, 2005 compared to consolidated net sales of $27.4 million for the three months ended September 30, 2004. The increase was primarily due to the September 30, 2004 acquisition of the remaining 50% interest in the Mayco Industries joint venture that we did not previously own, which accounted for $13.3 million of our sales for the three months ended September 30, 2005. The increase in consolidated sales was also the result of $2.1 million in increased sales volume offset by $1.3 million due to lower average selling prices.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales decreased by $542,000, or 6.1%, to $8.3 million for the three months ended September 30, 2005 compared to ferrous sales of $8.9 million for the three months ended September 30, 2004. The decrease was attributable to lower average selling prices totaling $2.6 million offset by a $2.0 million increase in volume. The average selling price for ferrous products was approximately $183 per ton for the three months ended September 30, 2005, which represents a decrease of $57 per ton over the 2004 comparable period. Sales volume for ferrous products was approximately 45,400 tons for the three months ended September 30, 2005, which represents an increase of 8,400 tons over the 2004 comparable period.

Non-Ferrous Sales
     Non-ferrous sales increased by $3.0 million, or 29.7%, to $13.1 million for the three months ended September 30, 2005 compared to non-ferrous sales of $10.1 million for the three months ended September 30, 2004. The increase was attributable to a $1.6 million increase in sales volume and approximately $1.4 million due to higher average selling prices. The average selling price for non-ferrous products was approximately $0.75 per pound for the three months ended September 30, 2005, which represents an increase of $0.08 per pound over the 2004 comparable period. Sales volume for non-ferrous products was approximately 17.5 million pounds for the three months ended September 30, 2005, which represents an increase of 2.3 million pounds or 15.1 % over the 2004 comparable period.
Lead Fabrication and Recycling
     Lead fabrication and recycling sales increased by $12.2 million, or 167%, to $19.5 million for the three months ended September 30, 2005 compared to lead fabrication and recycling of $7.3 million for the three months ended September 30, 2004. The increase was attributable to a $13.3 million increase in sales due to the effect of the September 30, 2004 Mayco joint venture interest acquisition offset by approximately $1.1 million reduction in sales from lead smelting and tolling.
Lead Fabrication
     Lead fabrication sales increased by $13.2 million, or 322%, to $17.3 million for the three months ended September 30, 2005 compared to lead fabrication sales of $4.1 million for the three months ended September 30, 2004. The increase was primarily due to the $13.3 million effect of the September 30, 2004 Mayco joint venture interest acquisition. Prior to this date, Mayco was reported in accordance with the equity method of accounting. The Company reported its equity in net income of Mayco through September 30, 2004, and thereafter Mayco’s revenue and expenses from its results of operations have been included in the accompanying consolidated financial statements since that date. The Company was also able to achieve higher average selling prices in the current period due to more complex fabricating processes required to produce Mayco’s products and higher average lead prices. The average selling price for lead-fabricated products was approximately $0.86 per pound for the three months ended September 30, 2005, which represents an increase of $0.19 per pound over the 2004 comparable period. Sales volume for lead-fabricated products was approximately 20.1 million pounds for the three months ended September 30, 2005, which represents an increase of 14.0 million pounds over the 2004 comparable period.
Lead Smelting
     Lead smelting sales decreased by $656,000, or 34.5%, to $1.2 million for the three months ended September 30, 2005 compared to lead smelting sales of $1.9 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, the company experienced a $526,000 decrease in sales volume and a decrease in average selling prices totaling $130,000. The decrease can be primarily attributable the effect of the September 30, 2004 Mayco joint venture interest acquisition. As a result of the Mayco joint venture interest acquisition, sales to Mayco were eliminated in consolidation for the three months ended September 30, 2005, but $555,000 in sales were reflected in reportable sales totals in the prior period. The average selling price for lead smelting was approximately $0.47 per pound for the three months ended September 30, 2005, which represents a decrease of $0.05 per pound under the 2004 comparable period. Sales volume for lead smelting products was approximately 2.7 million pounds for the three months ended September, 30, 2005, which represents a decrease of 980,000 pounds over the 2004 comparable period.
Lead Tolling
     Lead tolling sales decreased by $316,000, or 24.3%, to approximately $948,000 for the three months ended September 30, 2005 compared to lead tolling sales of $1.3 million for the three months ended September 30, 2004. Sales volume for lead tolling arrangements was 5.1 million pounds for the three months ended September, 30, 2005, which represents a decrease of approximately 853,000 pounds over the 2004 comparable period.
Operating Expenses
     Operating expenses increased by $12.1 million, or 55.7%, to $33.8 million for the three months ended September 30, 2005 compared to operating expenses of $21.7 million for the three months ended September 30, 2004. The increase in dollars was primarily due to the Mayco joint venture interest acquisition, which contributed approximately $10.9 million of the increase. Additionally, there was a $141,000 increase in the cost of purchased metals and a $1.1 million increase in other operating expenses.
Selling, General and Administrative
     Selling, general and administrative expenses increased by $1.2 million, or 63.2%, to $3.1 million for the three months ended September 30, 2005 compared to $1.9 million for the three months ended September 30, 2004. The increase in selling, general and administrative expenses was primarily due to the Mayco joint venture interest acquisition which accounted for $776,000 of the increase, combined with other increases totaling $409,000 comprised of increased professional service fees, employee wages and benefits, and other miscellaneous expenses. The Company became a public reporting company in February 2005 which contributed to the increase in professional service fees in the current period. Our selling, general and administrative expenses as a percentage of net sales was 7.4% and 6.9% for the three months ended September 30, 2005 and 2004, respectively.
Depreciation and Amortization
     Depreciation and amortization expense increased by $452,000, or 70.4%, to $1.1 million for the three months ended September 30, 2005 compared to $642,000 for the three months ended September 30, 2004. The increase was primarily due to the Mayco joint venture interest acquisition which added $293,000 and a greater balance of depreciable assets in the three months ended September 30, 2005. Our depreciation and amortization expense as a percentage of net sales was 2.6% and 2.3% for the three months ended September 30, 2005 and 2004, respectively.
Operating Income
     Operating income increased by $511,000, or 16.5%, to $3.6 million for the three months ended September 30, 2005 compared to $3.1 million for the three months ended September 30, 2004. The increase is a result of the factors discussed above.
Financial and Other Income/Expense
     Interest expense increased by $230,000, or 74.9%, to $537,000 for the three months ended September 30, 2005 compared to $307,000 for the three months ended September 30, 2004. The increase was due to a total of $4.4 million of 7% convertible notes outstanding in the current period that were issued during the fourth quarter of 2004 used to finance an additional scrap yard, an additional $3.2 million in debt used to finance the purchase of the Mayco facility in Birmingham, Alabama and an increase in interest rates applicable to borrowings under the Company’s variable rate senior secured credit facility with its primary lender, which bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 7.36% for the three month period ending September 30, 2005 as compared to 5.31% for the three month period ending September 30, 2004.
     Other income/expense for the three months ended September 30, 2005 included a $70,000 net loss from the sale of equipment.
Income from Joint Venture
     Income from our joint venture, Mayco Industries, L.L.C., decreased by $521,000, or 100%, to $0 for the three months ended September 30, 2005 compared to $521,000 for the three months ended September 30, 2004. The decrease was due to the completion of the Mayco joint venture interest acquisition. At the beginning of the fourth quarter of 2004, the results of Mayco were reflected in the consolidated totals reported.
Income Taxes
     Income tax expense was $1.1 million for the three months ended September 30, 2005, resulting in an effective income tax rate of 38%, compared to $1.3 million for the three months ended September 30, 2004, resulting in an effective income tax rate of 38%.

Discontinued Operations
     Discontinued operating losses in the periods presented include additional costs and environmental monitoring costs incurred for the College Grove, Tennessee plant. During the fourth quarter of 2003, we idled operations at our secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities made in preparation to ready the plant for future sale, the plant remains idle.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Consolidated net sales increased by $46.7 million, or 61.4%, to $122.7 million for the nine months ended September 30, 2005 compared to consolidated net sales of $76.0 million for the nine months ended September 30, 2004. The increase was primarily due to the September 30, 2004 acquisition of the remaining 50% interest in the Mayco Industries joint venture that we did not previously own, which accounted for $39.0 million of our sales for the first nine months of 2005. The increase was also attributable to $1.5 million from higher average selling prices and $6.2 million from increased volumes.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $1.0 million, or 4.4%, to $23.9 million for the nine months ended September 30, 2005 compared to ferrous sales of $22.9 million for the nine months ended September 30, 2004. The increase was attributable to a $4.2 million increase in sales volume offset by a reduction of approximately $3.1 million due to lower average selling prices. The average selling price for ferrous products was approximately $187 per ton for the nine months ended September 30, 2005, which represents a decrease of $24 per ton over the 2004 comparable period. Sales volume for ferrous products was approximately 128,200 tons for the nine months ended September 30, 2005, which represents an increase of 19,800 tons over the 2004 comparable period.
Non-Ferrous Sales
     Non-ferrous sales increased by $10.1 million, or 33.3%, to $40.4 million for the nine months ended September 30, 2005 compared to non-ferrous sales of $30.3 million for the nine months ended September 30, 2004. The increase was attributable to a $6.5 million increase due to increased sales volume and an increase of $3.6 million due to higher average selling prices. The average selling price for non-ferrous products was approximately $0.77 per pound for the nine months ended September 30, 2005, which represents an increase of $0.07 per pound over the 2004 comparable period. Sales volume for non-ferrous products was approximately 52.6 million pounds for the nine months ended September 30, 2005, which represents an increase of 9.0 million pounds over the 2004 comparable period.
Lead Fabrication and Recycling
     Lead fabrication and recycling sales increased by $36.1 million, or 177%, to $56.5 million for the nine months ended September 30, 2005 compared to lead fabrication and recycling of $20.4 million for the nine months ended September 30, 2004. The increase was primarily attributable to a $39.0 million increase in sales due to the effect of the September 30, 2004 Mayco joint venture interest acquisition and an increase of approximately $248,000 from other lead fabricating activities offset by a $2.2 million reduction in sales from lead smelting and a $1.0 million decrease in sales from lead tolling.
Lead Fabrication
     Lead fabrication sales increased by $39.3 million, or 342%, to $50.8 million for the nine months ended September 30, 2005 compared to lead fabrication sales of $11.5 million for the nine months ended September 30, 2004. The increase was primarily due to the effect of the September 30, 2004 Mayco joint venture interest acquisition accounting for $39.0 million of the increase in sales. The Company was also able to achieve higher average selling prices in the current period due to more complex fabricating processes required to produce Mayco’s products. The average selling price for lead-fabricated products was approximately $0.89 per pound for the nine months ended September 30, 2005, which represents an increase of $0.27 per pound over the 2004 comparable period. Sales volume for lead-fabricated products was approximately 57.1 million pounds for the nine months ended September 30, 2005, which represents an increase of 38.7 million pounds over the 2004 comparable period.

Lead Smelting
     Lead smelting sales decreased by $2.2 million, or 44.0%, to $2.8 million for the nine months ended September 30, 2005 compared to lead smelting sales of $5.0 million for the nine months ended September 30, 2004. The decrease was attributable to production difficulties and the effect of the September 30, 2004 Mayco joint venture interest acquisition. For the nine months ended September 30, 2005, the company experienced a $2.4 million decrease in sales volume offset by a $194,000 increase in average selling prices. The sales volume decrease was a result of the Mayco joint venture interest acquisition as well as production inefficiencies experienced by our smelting operations in Tampa, Florida, in the second quarter of 2005. In the previous year, the company reflected $1.8 million in reportable sales to Mayco however, due to the purchase of the remaining 50% interest in Mayco, these sales were eliminated in consolidation for the nine months ended September 30, 2005. The average selling price for lead smelting was approximately $0.48 per pound for the nine months ended September 30, 2005, which represents an increase of $0.03 per pound over the 2004 comparable period. Sales volume for lead smelting products was approximately 5.8 million pounds for the nine months ended September, 30, 2005, which represents a decrease of 5.4 million pounds over the 2004 comparable period.
Lead Tolling
     Lead tolling sales decreased by $1.0 million, or 25.6%, to approximately $2.9 million for the nine months ended September 30, 2005 compared to lead tolling sales of $3.9 million for the nine months ended September 30, 2004. The decrease resulted from a planned shift in capacity of our secondary lead smelting and refining plant to higher margin sales of lead to third parties and our other subsidiaries combined with a decrease in sales volume. The average selling price for lead tolling arrangements for the nine months ended September 30, 2005, decreased by $0.01 over the 2004 comparable period. Sales volume for lead tolling arrangements was approximately 15.5 million pounds for the nine months ended September 30, 2005, which represents a decrease of 4.5 million pounds over the 2004 comparable period.
Operating Expenses
     Operating expenses increased by $40.0 million, or 65.8%, to $100.8 million for the nine months ended September 30, 2005 compared to operating expenses of $60.8 million for the nine months ended September 30, 2004. The increase in dollars was primarily due to the Mayco joint venture interest acquisition, which contributed approximately $32.3 million of the increase, combined with a $4.7 million increase in the cost of purchased metals and a $3.1 million increase in other operating expenses.
Selling, General and Administrative
     Selling, general and administrative expenses increased by $3.7 million, or 67.3%, to $9.2 million for the nine months ended September 30, 2005 compared to $5.5 million for the nine months ended September 30, 2004. The increase in selling, general and administrative expenses was primarily due to the Mayco joint venture interest acquisition which accounted for $2.5 million of the increase combined with other increases totaling $1.2 million comprised of increased employee wages and benefits, professional service fees and other miscellaneous expenses. The Company became a public reporting company in February 2005 which contributed to the increase in professional service fees in the current period. Our selling, general and administrative expenses as a percentage of net sales was 7.5% and 7.3% for the nine months ended September 30, 2005 and 2004, respectively.
Depreciation and Amortization
     Depreciation and amortization expense increased by $1.4 million, or 73.7%, to $3.3 million for the nine months ended September 30, 2005 compared to $1.9 million for the nine months ended September 30, 2004. The increase was primarily due to the Mayco joint venture interest acquisition which added $910,000 and a greater balance of depreciable assets in the nine months ended September 30, 2005. Our depreciation and amortization expense as a percentage of net sales was 2.7% and 2.4% for the nine months ended September 30, 2005 and 2004, respectively.
Operating Income
     Operating income increased by $1.5 million, or 19.0%, to $9.4 million for the nine months ended September 30, 2005 compared to $7.9 million for the nine months ended September 30, 2004. The increase is a result of the factors discussed above.

Financial and Other Income/Expense
     Interest expense increased by $1.1 million, or 123%, to $2.0 million for the nine months ended September 30, 2005 compared to $891,000 for the nine months ended September 30, 2004. The increase was due to a total of $8.3 million of convertible notes that were issued during the fourth quarter of 2004 the proceeds of which were used to finance the Mayco joint venture interest acquisition and the acquisition of a scrap yard. $3.9 million of the convertible notes were converted to common stock in March 29, 2005. The increase was also attributable to an additional $3.2 million in debt issued in February of 2005 that was used to finance the purchase of the Mayco facility in Birmingham, Alabama and an increase in interest rates applicable to borrowings under the Company’s variable rate senior secured credit facility with its primary lender, which bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 6.72% for the nine month period ending September 30, 2005 as compared to 5.01% for the nine month period ending September 30, 2004.
     Other income for the nine months ended September 30, 2005 also included a $405,000 gain from the sale of real property located in Atlanta, Georgia, offset by a $56,000 net loss on the sale of equipment.
Income from Joint Venture
     Income from our joint venture, Mayco Industries, L.L.C., decreased by $1.1 million, or 100%, to $0 for the nine months ended September 30, 2005 compared to $1.1 million for the nine months ended September 30, 2004. The decrease was due to the completion of the Mayco joint venture interest acquisition and is the result of a different accounting treatment from the prior period. At the beginning of the fourth quarter of 2004, the results of Mayco were reflected in the consolidated totals reported.
Income Taxes
     Income tax expense was $2.8 million for the nine months ended September 30, 2005, resulting in an effective income tax rate of 37%, compared to $3.2 million for the nine months ended September 30, 2004, resulting in an effective income tax rate of 39%.
Discontinued Operations
     Discontinued operations for the nine month period ending September 30, 2005 include a $300,000 charge ($200,000 net of income taxes) for the settlement of a claim for the EPA’s response costs relating to certain cleanup activities in College Grove, Tennessee in exchange for full and complete release of liability for all past and future response costs related to the site and in satisfaction of the EPA’s claim. During the fourth quarter of 2003, we idled operations at our secondary lead smelting and refining plant in College Grove, Tennessee. Discontinued operating losses in the periods presented also include additional costs incurred and environmental monitoring costs for the College Grove, Tennessee plant. Management anticipates additional costs of $400,000 to $500,000 in the fourth quarter of 2005 for the demolition of several structures on the site. These anticipated demolition costs will be reflected in discontinued operations as incurred.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the nine months ended September 30, 2005, our operating activities generated net cash of $7.7 million compared to net cash generated of $1.5 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, operating cash was produced by net income of $4.6 million, increased by non-cash items of depreciation and amortization of $3.6 million and deferred income taxes of $1.3 million partially offset by a $349,000 gain on the sale of property and equipment and a $1.6 million change in working capital components. The changes in working capital components include an increase in accounts payable, accrued expenses and income taxes payable of $2.5 million, an increase in accounts receivable of $4.8 million and prepaid expenses of $532,000 and a decrease in inventories of $1.2 million. For the nine months ended September 30, 2004, operating cash was generated by net income of $4.8 million, non-cash items of depreciation and amortization of $1.9 million and deferred income taxes of $2.7 million. Offsetting these sources of operating cash were the Company’s share of net income from its joint venture interest in Mayco of $569,000; a $6.7 million increase in accounts receivable due to increased sales in the first nine months of 2004; increases in inventory of $261,000 and prepaid items of $287,000 and a $48,000 reduction in accounts payable and accrued expenses.
     We used $4.0 million in net cash for investing activities for the nine months ended September 30, 2005 compared to using net cash of $12.2 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we purchased the underlying real estate for Mayco’s Birmingham, Alabama lead fabrication plant, for $3.2 million and $2.8 million for other equipment and capital improvements for a total of $6.0 million. Increases in other assets and goodwill totaled approximately $218,000. These items were partially offset by the proceeds from the sale of real property in Atlanta, Georgia of $2.0 million and other equipment sale proceeds of $300,000. During the nine months ended September 30, 2004, we purchased the outstanding membership interests of Mayco Industries, LLC which used $7.6 million and a scrap handling company located in Lackawanna, New York which used cash of $1.6 million. The remaining $3.0 million of cash expenditures used in investing activities were used primarily for purchases of equipment and capital improvements.
     During the nine months ended September 30, 2005 we used $3.0 million of net cash for financing activities compared to $13.5 million of net cash provided during the nine months ended September 30, 2004. For the nine months ended September 30, 2005, total borrowings amounted to $3.2 million used primarily to finance the acquisition of Mayco’s lead fabrication plant in Birmingham, Alabama as well as for other equipment purchases. Offsetting the new borrowings were total debt repayments in the nine months ended September 30, 2005 of $6.0 million and the redemption of redeemable common stock for $100,000. The Company was able to repay debt with cash provided by operations and from the $2.0 million proceeds from the sale of the Atlanta property. During the nine months ended September 30, 2004, we borrowed $7.5 million under our existing credit line and an additional $9.0 million from other sources, for financing the acquisition of a scrap handling company and the outstanding membership interests of Mayco Industries, LLC, equipment purchases and other working capital needs. We also received $139,000 for the sale of common stock. Offsetting these financing sources of cash were debt repayments totaling $3.0 million and the repurchase of outstanding warrants for $151,000.
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
  Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2005, variable rate borrowings mainly consisted of outstanding borrowings of $14.9 million under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Assuming our average variable borrowings during a fiscal year were to equal the outstanding borrowings under our senior secured credit facility as of September 30, 2005, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $149,000 per year, with a corresponding change in cash flows.

  Commodity price risk
     We are exposed to risks associated with fluctuations in the market price which are at times volatile for both ferrous and non-ferrous metals as well as raw materials for our lead fabricating operations. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report filed with the Securities and Exchange Commission on Form 10-K. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 30, 2005. Management, including our Chief Executive Officer and Chief Financial Officer, is in the process of evaluating the effectiveness of its internal control over financial reporting as defined in Rule 13a—15(f) under the Securities Exchange Act of 1934 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
(b) Changes in internal controls over financial reporting.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ending September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     A description of matters in which we were involved at the date of issuance of our Form 10-K for 2004 is set forth at Item 3 of our Annual Report on Form 10-K for 2004. Among other items, our Annual Report includes a description of a claim asserted by the U.S. Environmental Protection Agency (the “EPA”) in connection with certain remediation costs for property in and around College Grove, Tennessee alleged to have involved hazardous substances traced to our inactive General Smelting and Refining, Inc. (''GSR’’) subsidiary. On August 23, 2005, Metalico, Inc., GSR, and another subsidiary, Metalico-College Grove, Inc. (“MCG”) executed a settlement agreement with the EPA pursuant to which Metalico, Inc., GSR, and MCG will pay a total sum of $300,000 to the EPA in exchange for full and complete releases of each company from liability for all past and future response costs related to the College Grove Battery Chip Superfund Site and in satisfaction of the EPA’s claim for approximately $11,871,000. The effectiveness of the settlement is subject to a thirty-day public comment period that commenced October 27, 2005. The Agency may modify or withdraw its consent to the settlement agreement if comments received disclose facts or considerations indicating that the agreement is inappropriate, improper or inadequate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On July 21, 2005, the Company issued 38,462 shares of common stock upon the exercise of options by an officer and director. For more information on this transaction please see Note 4 to our Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 above, which is incorporated here by reference.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
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

METALICO, INC. (Registrant)
Date: November 2, 2005	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: November 2, 2005	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer