Form 10-K
period 2005-12-31
METALICO INC
filed 2006-03-15
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from                                                             to
Commission file number: 001-32453
Metalico, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2169780
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

186 North Avenue East
Cranford, NJ	07016	(908) 497-9610
(Address of Principal Executive Offices)	(Zip Code)	(Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:
Title of each Class None	Name of each Exchange on which registered None
Securities registered under Section 12(g) of the Exchange Act:
Common stock, $.001 par value per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was $13,083,431
     Number of shares of Common stock, par value $.001, outstanding as of March 14, 2006: 7,972,725 (24,483,383 assuming the conversion of all of the Company’s outstanding preferred stock into common)
DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, and 13 hereof.

METALICO, INC.
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I
Item 1.	Business	Page 1
Item 1A.	Risk Factors	Page 13
Item 1B.	Unresolved Staff Comments	Page 20
Item 2.	Properties	Page 20
Item 3.	Legal Proceedings	Page 22
Item 4.	Submission of Matters to a Vote of Security Holders	Page 23

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	Page 23
Item 6.	Selected Financial Data.	Page 25
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.	Page 26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	Page 43
Item 8.	Financial Statements and Supplementary Data.	Page 44
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	Page 44
Item 9A.	Controls and Procedures.	Page 44

PART III
Item 10.	Directors and Executive Officers of the Registrant.	Page 45
Item 11.	Executive Compensation.	Page 45
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	Page 45
Item 13.	Certain Relationships and Related Transactions.	Page 45
Item 14.	Principal Accountant Fees and Services.	Page 45

PART IV
Item 15.	Financial Statements and Exhibits	Page 46
	Signatures	Page 50
Exhibit Index
Jennings Employment Agreement
Subsidiaries
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

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
PART I
Item 1. Business
     Metalico, Inc. (referred to in this 10-K Report as “the Company,” “Metalico,” “we,” “us,” “our,” and similar terms) operates in twelve locations through nine operating subsidiaries in two distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product manufacturing, fabricating, and smelting (“Lead Fabrication and Recycling”).
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
     We maintain a small corporate team that sets our strategic goals and overall strategy. We manage our operations on a decentralized basis, allowing each subsidiary autonomy for its purchasing and sales. The corporate team approves all acquisitions and operating budgets, allocates capital to the business units based upon expected returns and risk levels, establishes succession plans, ensures operations maintain a consistent level of quality, evaluates risk and holds the management of each business unit accountable for the performance of its respective business unit.
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
     We are one of the largest full-service metals recyclers in Western New York, with six recycling facilities located in that regional market. Our operations primarily involve the collection and processing of ferrous and non-ferrous metals. We collect industrial and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our ultimate consumers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters, aluminum recyclers and metal brokers. We acquire unprocessed scrap metals primarily in our local and regional markets and sell to consumers nationally and in Canada as well as to exporters and international brokers. We are also able to supply quantities of scrap aluminum to our aluminum recycling facility described below. We believe that we provide comprehensive product offerings of both ferrous and non-ferrous scrap metals.
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
     Our metal recycling business has collection and processing facilities in the following locations:

Location	Number of Facilities
Buffalo, New York	1
Niagara Falls, New York	1
Lackawanna, New York (Hamburg)	2
Rochester, New York	2
     Ferrous Scrap Industry. Our ferrous (iron-based) products primarily include sheared and bundled scrap metal and other scrap metal, such as turnings and busheling, cast and broken cast iron. We and others in our industry anticipate that the demand for recycled ferrous metals will increase due to the continuing transformation of the world’s steel producers from virgin iron ore-based blast furnaces to newer, technologically advanced electric arc furnace mini-mills. The electric arc furnace process, which primarily uses recycled metal compared with the traditional steel-making process that uses significantly less recycled metal, is more environmentally sound and energy efficient. By recycling steel, scarce natural resources are preserved and the need to disrupt the environment with the mining of virgin iron ore is reduced. Further, when recycled metal is used instead of iron ore for new steel production, air and water pollution generated by the production process decreases and energy demand is reduced. Currently, almost half of domestic steel and much of foreign-based steel is produced using scrap in the electric arc furnace process.
     Non-Ferrous Scrap Industry. We also sort, process and package non-ferrous metals, which include aluminum, copper, stainless steel, brass, nickel-based alloys and high-temperature alloys, using similar techniques and through application of our technologies. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher unit selling prices of non-ferrous metals, which justify the cost of shipping over greater distances. Non-ferrous scrap is sold under multi-load commitments or on a single-load spot basis, either mill-direct or through brokers, to intermediate or end-users which include smelters, foundries and aluminum sheet and ingot manufacturers. Secondary smelters, utilizing processed non-ferrous scrap as raw material, can produce non-ferrous metals at a lower cost than primary smelters producing such metals from ore. This is due to the significant savings in energy consumption, environmental compliance, and labor costs enjoyed by the secondary smelters. These cost advantages, and the long lead- time necessary to construct new non-ferrous primary smelting facilities, have generally resulted in sustained demand and strong prices for processed non-ferrous scrap during periods of high demand for finished non-ferrous metal products.
Lead Fabrication and Recycling
     Through six physical operations located in five states, we consume approximately 106 million pounds of lead metal per year that are utilized in more than one hundred different base products. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding, electronic solders, ammunition, automotive, national defense industry, and others.
     Our Lead Fabrication and Recycling segment has production facilities in the following locations:
•	Birmingham, Alabama

•	Granite City, Illinois

•	Carson City, Nevada

•	Healdsburg, California

•	Ontario, California

•	Tampa, Florida
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
     We also operate a secondary lead smelter in Tampa, Florida. The lead smelter recycles junk batteries and other lead-bearing waste into highly refined lead and lead alloys according to customer specifications, primarily for re-use in the manufacturing of automotive batteries and wheel weights, roofing and plumbing parts, shot and other lead products.

Business Strategies
     The Company’s core business strategy emphasizes continued growth of the ferrous and non-ferrous scrap metal recycling business through accretive acquisitions in existing and new markets, and maintaining and enhancing its status as an efficient and competitive producer of recycled metal and de-ox aluminum products, through investments in state-of-the-art manufacturing equipment and increased production efficiencies. Ferrous and non-ferrous scrap metal recycling represents approximately 55% and 69% of our operating income for the years ended December 31, 2005 and 2004 on a proforma basis assuming Mayco was acquired on January 1, 2004, respectively, before corporate expenses, eliminations, impairment and other nonrecurring charges. Our ferrous and non-ferrous scrap metal recycling operations are the leading processors in their local markets. We intend to continue focusing on increasing our position as the premier recycled metals processor in our existing regional markets and vigorously exploring growth opportunities in contiguous and new geographic markets.
     Our Lead Fabrication and Recycling business generates reliable cash flows and does not require significant capital expenditures except in connection with the lead smelting facility in Tampa, Florida. We do not currently intend to acquire additional lead smelting facilities. From time to time, we have had discussions with potential transaction parties and we would consider divestiture of our smelting facility under conditions that were economically and operationally feasible and advantageous to the Company. However, we will vigorously explore strategic opportunities to increase our market share in lead fabrication.
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
     Invest in State-of-the-Art Processing and Manufacturing. Our goal is to be an efficient and competitive producer of both recycled metals and fabricated lead products in order to maximize the operating margins for both operations. To meet this objective, we emphasize the cost-effective purchasing and efficient processing of metals. We have made significant investments in state-of-the-art equipment to ensure that our operations have cost effective technology producing high quality products and maximizing economies of scale. We have also made significant investments in facility improvements designed to enhance productivity and protect the environment. We continue to invest in modern equipment to improve the operating capabilities of our businesses. Over the last three years, we have spent $10.5 million on capital improvements and another $10.7 million acquired through acquisition.

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
     The Company believes it enjoys a competitive advantage over non-vertically integrated lead fabrication and recycling companies as a result of its lead smelting and refining capabilities. Our secondary lead smelter has the capability to provide the lead fabrication and recycling facilities with a predictable, high quality supply of non-alloyed or alloyed lead for production of any of their lead-based products. The smelter also uses certain lead byproducts generated by the lead fabrication and recycling facilities as a raw material. These lead supplies would be replaced by available market sources if we determine it is economically and operationally feasible and advantageous to the Company to divest our smelting operations.
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
     Sorting. After purchasing ferrous scrap metal, we inspect the material to determine how it can most efficiently be processed to maximize profitability. In some instances, scrap may be sorted and sold without further processing. We separate scrap for further processing according to its size and metallurgical composition by using conveyor systems, crane-mounted electromagnets and/or grapples.
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
     Ferrous Scrap Sales. We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for large consumers. Most of our consumers purchase processed ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. The price at which we sell our ferrous scrap depends upon market demand and competitive pricing, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of rail or truck transportation to the buyer. Ferrous scrap is shipped via truck and rail transportation. Ferrous scrap transported via truck is sold predominately to mills usually located in Pennsylvania, New York and metropolitan Toronto within eight hours of our recycling facilities. Ferrous scrap transported via rail can be shipped anywhere in the continental United States. Our recycling facilities ship primarily via rail to consumers in Pennsylvania, Ohio, Illinois, and Indiana. Ferrous scrap metal sales accounted for 21.3% and 31.6% of revenue for the years ended December 31, 2005 and 2004. We believe our profitability may be enhanced by our offering a broad product line to a diversified group of scrap metal consumers. Our ferrous scrap sales are accomplished through a calendar month sales program managed regionally.
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
     Sorting. Our sorting operations separate non-ferrous scrap manually and are aided by conveyor systems and front-end loaders. In addition, many non-ferrous metals are identified and sorted by using grinders and spectrometers and by torching. Our ability to identify metallurgical composition is critical to maximizing margins and profitability. Due to the high value of many non-ferrous metals, we can afford to utilize more labor-intensive sorting techniques than are employed in our ferrous operations. We sort non-ferrous scrap for further processing and upgrading according to type, grade, size and chemical composition. Throughout the sorting process, we determine whether the material can be cost effectively processed further and upgraded before being sold.
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
     Non-Ferrous Scrap Sales. We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of national and international economic activity, with prices generally linked to quotations for primary metal on the London Metal Exchange or COMEX Division of the New York Mercantile Exchange. Suppliers and consumers of non-ferrous metals also use these exchanges to hedge against metal price fluctuations by buying or selling futures contracts. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. Non-ferrous scrap is shipped predominately via third-party truck to consumers generally located east of the Mississippi River. Less than 5% of non-ferrous scrap sales are to foreign markets. Non-ferrous metal sales accounted for 32.2% and 35.8% of revenue for the years ended December 31, 2005 and 2004. The Company does not use futures contracts to hedge prices for its products.
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
LEAD FABRICATION AND RECYCLING
   Products
     We manufacture a wide variety of lead-based products through our sheet lead, shot, strip lead, and bulk lead product lines used primarily in radiation protection, roofing, plumbing and recreational applications:

Products	Available Form	Application
Anodes	Ball; Chunk; Oval; Flat; Round; Star	Plating: Cathodic Protection; Zinc/Copper Production

Antimony Alloys	Bar; Shot; Sheet Lead	Foundry; Ammunition; Construction

Babbitt Alloys	Bar; Ingot; Wire	Bearing Assembly and Repair; Capacitor Manufacturing

Britannia Alloys	Sheet; Strip	Engraving Metal; Organ Pipe; Gasket

Came	Extruded Channel	Stained Glass Assembly and Repair

Lead Alloys	Bar; Ingot; Ribbon; Wire; Shot; Sheet; Type; Anode; Wood; Brick; Pipe; Nuclear Case	Industrial Assembly and Repair; Stained Glass; Plumbing; Radiator; Babbitt; Pewter; Reloading

Lead Sheet	Sheet; Roll; Plate; Roof Flashings, Ribbon	Radiation Shielding; Sound Attenuation; Roof flashing; Storage Tanks; Shower Pans

Pewter	Bar; Ingot	Casting; Forming

Tin Alloys	Bar; Ingot; Wire; Sheet; Anode; Ribbon	Industrial Assembly and Repair

Type Metals	Bar; Ingot	Work-holding Applications; Corrosion Protection
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
   Sales, Markets and Customers Served
     We sell our lead fabrications nationally. Products are sold to distributors, wholesalers, and the plumbing and building trades and other consumers. We have stable, long-standing relationships with many of our customers. We sell substantial volumes of lead products used in home construction, such as lead flashings and sheet, in many parts of the nation.
     Our sales and marketing department consists of eleven internal salespeople who, in addition to sourcing leads for new business, function in a customer service role, working with existing customers. We also use independent sales representatives and product marketing organizations throughout the country.
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
     The price of recycled lead is closely correlated to primary lead prices as quoted on the London Metal Exchange, with an active market for both primary and recycled product. Gulf Coast’s competitive strengths include geographic location (proximity to both suppliers of junk batteries and customers), price and long-term customer and supplier relationships. Our customers are located within trucking distance of our Tampa, Florida operation and, on a combined basis, have in the past utilized 100% of the smelting capacity of our facility. Because of the consistent, predictable demand from these long-term customers, Gulf Coast does not have a dedicated sales force to pursue additional contracts.
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
Employees
     At March 3, 2006, we had 457 employees. Thirty-seven of these employees, all employed in our Granite City, Illinois facility, are covered by a collective bargaining agreement which expires March 15, 2008. A strike or work stoppage could impact our ability to operate the Granite City facility. Our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees.
Recent Developments
     On March 10, 2006, we signed a non-binding letter of intent to acquire substantially all of the operating assets and business operations, net of certain assumed liabilities, of an automobile shredding corporation facility and its related materials transportation corporation serving the greater Rochester, New York market. The proposed purchase price will be finalized after completion of negotiations and due diligence and satisfaction of certain conditions. The transaction is targeted for closing by the end of the second quarter of 2006. In the event a final agreement among the parties is not entered into on or before August 1, 2006, any party may terminate the letter of intent without further obligation to any other party upon delivery of written notice.
     On March 13, 2006, a subsidiary of the Company organized in January of 2006 entered into a Purchase Agreement to acquire certain real property in DeWitt, New York to be used for scrap and aluminum smelting operations. The transaction is targeted to close by March 31, 2006 but is subject to certain conditions that could affect the purchase price and extend closing into the second quarter.
     We are generally restricted from making business acquisitions without the written consent of our primary lender. We expect to obtain such consent for the two proposed business acquisitions described above.
Segment reporting
     See Note 20 to the Company’s audited financial statements for the year ended December 31, 2005, located elsewhere in this report.
Available Information
     The Company makes available at no cost on its website, www.metalico.com, its reports to the SEC and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. Interested parties should refer to the Investors link on the home page of the Company’s website. In addition, the Company’s Code of Business Conduct and Ethics and Insider Trading Policy, the charters for the Board of Directors’ Audit Committee and Compensation Committee, and the Board’s Statement of Nominating Principles and Procedures, all of which were adopted by our Board of Directors, can be found on the Company’s website through the Corporate Governance link on the Investors page. The Company will provide these governance documents in print to any stockholder who requests them. Any amendment to, or waiver of, any provision of the Code of Ethics and any waiver of the Code of Business Conduct and Ethics for directors or executive officers will be disclosed on our website under the Corporate Governance link.
Item 1A. Risk Factors
     Set forth below are risks that we believe are material to our business operations. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.
     We are highly leveraged.
     As of December 31, 2005, we had $27.5 million of total debt outstanding, net of cash and cash equivalents of $1.9 million. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments, we may incur additional indebtedness in the future. We anticipate our debt service payment obligations during the next twelve months to be approximately $13.1 million, comprised of principal coming due within the next twelve months of $11.0 million plus interest of $2.1 million. As of December 31, 2005, approximately $17.8 million of our debt bears interest at variable rates and we may experience material increases in our interest expense as a result of increases in general interest rate levels. Based on actual amounts outstanding as of December 31, 2005, if the interest rate on our variable rate debt were to increase by 1%, our annual debt service payment obligations would increase by approximately $178,000. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:
     • a substantial portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;
     • our ability to obtain additional future financing for acquisitions, capital expenditures, working capital or general corporate purposes could be limited;
     • we have increased vulnerability to adverse general economic and metals recycling industry conditions; and
     • we are vulnerable to higher interest rates because interest expense on borrowings under our credit agreement (the “Credit Agreement”) is based on margins over a variable base rate.
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
     Under our Credit Agreement, we are required to satisfy specified financial covenants, including an EBITDA covenant and a capital expenditure covenant. Although we currently expect to be in compliance with the covenants and to satisfy our financial tests, our ability to comply with these covenants may be affected by general economic conditions, industry conditions, severe negative market fluctuations in metal prices, and other events beyond our control. Our breach of any of these covenants could result in a default under our Credit Agreement. In the event of a default, the lender could elect not to make additional loans to us and to declare all amounts borrowed under our Credit Agreement, together with accrued interest, to be due and payable. In that event we would likely be unable to repay all such accelerated indebtedness.
     The metals recycling industry is highly cyclical.
     The operating results of the scrap metals recycling industry in general, and our operations specifically, are highly cyclical in nature. They tend to reflect and be amplified by general economic conditions, both domestically and internationally. Historically, in periods of national recession or periods of slowing economic growth, the operations of scrap metals recycling companies have been materially and adversely affected. For example, during recessions or periods of slowing economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This leads to significant fluctuations in demand and pricing for our products. Economic downturns in the national and international economy would likely materially and adversely affect our results of operations and financial condition. Our ability to withstand significant economic downturns in the future will depend in part on our levels of capital, debt and liquidity.
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
     We depend on third-party carriers for a significant portion of our outbound product distribution.
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
     Our operations depend heavily on the skills and efforts of our senior management team, including Carlos E. Agüero, our Chairman, President and Chief Executive Officer, Michael J. Drury, our Executive Vice-President and four other employees who constitute our Executive Management Team. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. While we have employment agreements with Messrs. Agüero and Drury and certain other members of our management team, we may nevertheless be unable to retain the services of any of those individuals. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our operations.
     The concentration of our customers and our exposure to credit risk could have a material adverse effect on our results of operations or financial condition.
     Sales to the Company’s ten largest customers represented approximately 26.6% of consolidated net sales for the year ended December 31, 2005. Sales to our largest customer represented approximately 6.4% of consolidated net sales for the year ended December 31, 2005. The loss of a significant customer or our inability to collect accounts receivable would negatively impact our revenues and profitability.
     The loss of export markets utilized by the industry could adversely affect our results of operations or financial condition.
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
     During periods of high demand for scrap metals, tightness can develop in the supply and demand balance for ferrous scrap. The relative scarcity of ferrous scrap, particularly the “cleaner” grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets, to offer their products to our consumers. Although these alternatives have not been a major factor in the industry to date, we cannot assure you that the use of alternatives to scrap metals may not proliferate in the future if the prices for scrap metals rise or if the levels of available unprepared ferrous scrap decrease.
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
     Environmental impairment liability insurance, which we carry on our lead smelting facility, is prohibitively expensive and limited in the scope of its coverage. Our general liability insurance policies in most cases do not cover environmental damage. If we were to incur significant liability for environmental damage not covered by insurance; or for which we have not adequately reserved; or for which we are not adequately indemnified by third parties; our results of operations and financial condition could be materially adversely affected.
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

     There are risks associated with certain by-products of our operations. Our operations produce recurring amounts of wastes. For example, our secondary lead smelter generates slag as a waste product of the lead smelting process. The slag is tested for hazardous materials and if determined non-hazardous, disposed of at a local sanitary landfill. Slag that tests hazardous is put back into the furnace feedstock and rerun through the furnace. We can give no assurance, however, that such a process will be successful in continuing to remove hazardous contaminants or that higher charges for waste handling and disposal will be avoided.
     Due diligence reviews in connection with our acquisitions to date and environmental assessments of our operating sites conducted by independent environmental consulting firms have revealed that some soil, surface water and/or groundwater contamination, including various metals, arsenic, petrochemical byproducts, waste oils, and volatile organic compounds, is present at certain of our operating sites. Based on our review of these reports, we believe that it is possible that migratory contamination at varying levels may exist at some of our sites, and we anticipate that some of our sites could require investigation, monitoring and remediation in the future. Moreover, the costs of such remediation could be material. The existence of contamination at some of our facilities could adversely affect our ability to sell our properties, and, will generally require us to incur significant costs to take advantage of selling opportunities. Descriptions of environmental proceedings pending at this time are set out in Item 3 below.
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

     Our common stock has traded below $5.00 per share. When stock trades below $5.00 per share it is considered a “penny stock’’ and is subject to Securities and Exchange Commission rules and regulations which impose limitations upon the manner in which the shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. If our common stock is considered a “penny stock,” these regulations would have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.
     We may be affected by efforts to organize our employees.
     Approximately 8% of our active employees, all located at our facility in Granite City, Illinois, are represented by the United Steelworkers of America. Our agreement with that union expires on March 15, 2008. We are not aware at this time of any current attempts to organize other employees of the Company.
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
Item 1B. Unresolved Staff Comments
       None
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
     The majority of our outbound ferrous scrap products are shipped in rail cars generally provided by the railroad company which services three of the Company’s scrap locations.
     Fabrication facilities include shot towers, rolling mills of various sizes, extrusion presses, mold casting lines, refining kettles, battery breaking equipment and a blast furnace used to process and make a variety of lead-based products.
     The following table sets forth information regarding our principal properties:

		Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned
Metalico, Inc.	Corporate Headquarters	3,500	N/A	Leased(1)
186 North Ave., East
Cranford, NJ
Lake Erie Recycling Corp.	Office/Scrap Processor/	312,966	24	Owned
127 Fillmore Ave	Metal/Storage
Buffalo, NY
Metalico Aluminum Recovery,	Office/Aluminum Melting/ De-ox	81,550	2	Leased(2)
Inc.	Production/Storage
1951 Hamburg Turnpike
Lackawanna, NY
Buffalo Hauling Corp.	Office/Scrap Handling/ Rail sitings	28,992	12	Leased(3)
1951 Hamburg Turnpike	for transshipping/Storage
Lackawanna, NY
Metalico Rochester, Inc.	Office/Scrap Processor/	74,175	12.7	Owned
1515 Scottsville Rd	Metal/Storage
Rochester, NY
Metalico Rochester, Inc.	Office/Scrap Processor/	27,500	3.2	Owned
d/b/a Diversified	Metal/Storage
50 Portland Ave
Rochester, NY
Metalico Niagara, Inc.	Office/Scrap Processor/	4,050	1	Leased (4)
2133 Maple Ave	Metal/Storage
Niagara Falls, NY
Gulf Coast Recycling, Inc.	Lead Smelting and Refining	92,987	10	Owned
1901 North 66th St
Tampa, FL

		Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned

Mayco Industries, Inc.	Office/ Lead Product	96,183	7.5	Owned
18 West Oxmoor Rd.	Fabrication and Manufacturing
Birmingham, AL
Metalico Granite City, Inc.	Office/ Lead Product Fabrication	180,570	12.5	Owned
1200 16th Street
Granite City, IL
Santa Rosa Lead Products, Inc.	Office/ Lead Product	14,000	1.5	Leased(5)
33 So. University St.	Fabrication and Storage
Healdsburg, CA
33 Healdsburg Ave	Warehouse	2,070	N/A	Leased(6)
Healdsburg, CA
3949 Guasti Rd.	Office/Production/Storage	6,160	N/A	Leased(7)
Ontario, CA
West Coast Shot, Inc.	Office/ Lead Product Fabrication	6,225	1.5	Owned
32 Red Rock Rd.
Carson City, NV

(1)	The lease on our corporate headquarters is currently scheduled to expire October 31, 2006, subject to an automatic annual renewal clause that is effective unless we give notice at least four months prior to the then-effective termination date. The current annual rent is $79,332.

(2)	The lease currently expires April 30, 2006. We have the right to renew for two successive three-year periods. The annual rent is $218,999 for the year ending April 30, 2006.

(3)	The lease currently expires May 31, 2007. We have the right to renew for two successive three-year periods. The annual rent is $68,878 for the year ending May 31, 2006 and $70,945 for the year ending May 31, 2007.

(4)	The lease currently expires October 31, 2010. We have the right to renew for five additional years. The annual rent is $30,000. We also have an option to purchase the underlying premises for a price to be determined. The option expires upon the expiration of the term of the lease, including any renewal term.

(5)	The lease expires September 30, 2009. The current rent is $8,000 per month. As of April 1, 2007, the monthly rent will increase to $8,400 and the annual rent will be $100,800.

(6)	We occupy a portion of the premises on a month-to-month lease for a monthly rent of $761.

(7)	The lease currently expires June 15, 2007. The annual rent is $64,270 for the year ending June 15, 2006 and $65,912 for the year ending June 15, 2007.
     We believe that our facilities are suitable for their present and intended purposes and that we have adequate capacity for our current levels of operation.
Item 3. Legal Proceedings
     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters results from environmental compliance issues and workers compensation-related claims applicable to our operations. We are involved in litigation and environmental proceedings as described below.
TAMPA, FLORIDA
     Our Gulf Coast Recycling, Inc. subsidiary (“Gulf Coast”), located in Tampa, Florida, is a party to four consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation has been completed. At this time, on-going compliance requirements for identified on-site contamination are met under the Resource Conservation Recovery Act (“RCRA”) and the Hazardous Solid Waste Act (“HSWA”) permit that was issued to Gulf Coast in January 2000. The Company incurs annual costs for monitoring environmental conditions under the orders and for the maintenance of a letter of credit supporting oversight of an off-site location in Hillsborough County, Florida. The Company does not consider these annual costs to be material.
     The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.
Item 4. Submission of Matters to a Vote of Security Holders.
     (a) The Company held its Annual Meeting of Stockholders on November 1, 2005.
     (b) The following matters were voted upon at the Annual Meeting of Stockholders:
     1. Stockholders voted on the election of nominees for the Board of Directors to serve for a term expiring at the 2006 Annual Meeting. Each individual named below was re-elected to the Board. The Inspector of Elections certified the following vote tabulations:

	FOR	WITHHELD	NON-VOTE
Carlos E. Agüero	23,070,685	295	0
Michael J. Drury	23,070,785	195	0
Earl B. Cornette	23,070,785	195	0
Bret R. Maxwell	23,070,785	195	0
Walter H. Barandiaran	23,070,785	195	0
Paul A. Garrett	23,070,785	195	0
     2. A proposal to ratify the selection of McGladrey & Pullen, LLP, as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved by the stockholders. The Inspector of Elections certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTE
23,070,633	244	103	0
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

	Price Range
	High	Low
Fiscal Year 2005
First Quarter (March 15 through March 28)	$5.88	$4.80
Second Quarter	$5.08	$3.40
Third Quarter	$3.80	$3.20
Fourth Quarter	$3.40	$2.75
     The closing sale price of our common stock as reported by the American Stock Exchange on March 3, 2006 was $4.33
Holders
     As of March 1, 2006, there were 321 holders of record of our common stock, 21 holders of warrants to purchase our common stock, 18 holders of record of our convertible preferred stock, 18 holders of convertible notes issued between November 18, 2004 and December 9, 2004, and 42 holders of stock options exercisable for shares of our common stock.
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

Item 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA
     The selected historical financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 2005, 2004 and 2003 and the selected balance sheet data as of December 31, 2005 and 2004 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected income statement data for the years ended December 31, 2002 and 2001 and the selected balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.”

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001
	($ thousands, except share data)
Selected Income Statement Data:
Revenue	$164,292	$115,363	$61,322	$59,262	$71,436
Costs and expenses
Operating expenses	134,812	91,930	50,400	46,439	59,511
Selling, general and administrative expenses	12,278	9,417	5,303	6,016	6,963
Depreciation and amortization	4,464	2,951	2,068	2,085	2,723

	151,554	104,298	57,771	54,540	69,197

Operating income	$12,738	$11,065	$3,551	$4,722	$2,239

Income from continuing operations	$6,312	$7,093	$4,853	$3,850	$10,156
Discontinued operations	(723)	(429)	(2,872)	(1,051)	68

Net income	$5,589	$6,664	$1,981	$2,799	$10,224

Earnings per common share:
Basic:
Income from continuing operations	$0.26	$0.40	$0.53	$0.35	$1.50
Discontinued operations, net	(0.03)	(0.03)	(0.50)	(0.18)	0.01

Net Income	$0.23	$0.37	$0.03	$0.17	$1.51

Diluted:
Income from continuing operations	$0.26	$0.31	$0.21	$0.17	$0.54
Discontinued operations, net	(0.03)	(0.02)	(0.13)	(0.05)	—

Net income	$0.23	$0.29	$0.08	$0.12	$0.54

Weighted Average Common Shares Outstanding:
Basic	24,133,406	16,021,575	5,727,243	5,733,418	5,741,856

Diluted	24,317,088	22,856,379	22,805,670	22,468,655	18,919,584

	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001
Selected Balance Sheet Data:
Total Assets	$101,437	$92,963	$58,031	$53,882	$55,930
Total Debt (Including Current Maturities)	$29,318	$31,835	$11,001	$9,195	$13,926
Redeemable Preferred and Common Stock	$1,000	$1,200	$9,023	$8,673	$7,474
Stockholders’ Equity	$55,011	$45,500	$20,708	$20,577	$19,763

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
General
     We operate primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”), and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals (“Lead Fabrication and Recycling”). The Scrap Metal Recycling segment includes scrap metal recycling yards located in Buffalo, Rochester, and Niagara Falls, New York, and an aluminum de-ox plant and a scrap handling company each located in Lackawanna, New York.
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
Environmental Remediation Costs
     The Company is subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, and will incur additional capital and operating costs in the future to comply with currently existing laws and regulations, new regulatory requirements arising from recently enacted statutes, and possible new statutory enactments. The Company accrues losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recorded no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.
     Determining (a) the extent of remedial actions that are or may be required, (b) the type of remedial actions to be used, (c) the allocation of costs among potentially responsible parties (PRPs) and (d) the costs of making such determinations, on a site-by-site basis, require a number of judgments and assumptions and are inherently difficult to estimate. The Company utilizes certain experienced employees responsible for site monitoring, third party environmental specialists, and correspondence and progress reports obtained from the various regulatory agencies responsible for site monitoring to estimate its accrued environmental remediation costs. The Company generally contracts with third parties to fulfill most of its obligations for remedial actions. The time period necessary to remediate a particular site may extend several years, and the laws governing the remediation process and the technology available to complete the remedial action may change before the remedial action is complete. Additionally, the impact of inflation and productivity improvements can change the estimates of costs to be incurred. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the nonexistence or inability of other PRPs to contribute to the settlements of such liabilities or other factors could necessitate the recording of additional liabilities which could be material. The majority of the Company’s environmental remediation accrued liabilities are applicable to its lead fabrication and secondary lead smelting operating segment.
Impairment of Long-lived Assets
     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future discounted cash flows. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.
Goodwill
     The Company records as goodwill the excess of the purchase price over the fair value of identifiable net assets acquired. Statement of Financial Accounting Standards (SFAS ) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis as of December 31 of each fiscal year. No indicators of impairment were identified for the years ended December 31, 2005, 2004 and 2003.
Revenue Recognition
     Revenue from product sales is recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. The Company’s lead fabrication and recycling segment performs certain services under tolling arrangements and recognizes tolling revenue as services are performed. Tolling services are primarily provided by the secondary lead smelting and refining plant in Tampa, FL whereby the plant receives a customer’s junk batteries (industrial, marine, golf cart, automobile, etc.) and will return refined lead alloyed to the customer’s specifications.
Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $553,000, $606,000, and $292,000 at December 31, 2005, 2004, and 2003, respectively.

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
Inventories
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
Income Taxes
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
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication and Recycling segment ($, pounds and tons in thousands):

	Revenues
	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	171.0	$35,027	21.3	145.9	$36,404	31.6	117.7	$13,037	21.3
Non-ferrous metals (lbs.)	69,494	52,968	32.2	60,071	41,329	35.8	52,255	25,081	40.9

Total Scrap Metal Recycling		$87,995	53.5		$77,733	67.4		$38,118	62.2

Lead Fabrication and Recycling
Fabricating (lbs.)	75,139	$67,174	40.9	36,005	$26,931	23.3	27,248	$13,423	21.9
Smelting (lbs.)	10,130	5,281	3.2	12,880	5,902	5.1	11,881	2,756	4.5
Tolling (lbs.)	20,806	3,842	2.4	25,581	4,797	4.2	39,315	7,025	11.4

Total Lead Fabrication and Recycling	106,075	$76,297	46.5	74,466	$37,630	32.6	78,444	$23,204	37.8

Total Revenue		$164,292	100.0		$115,363	100.0		$61,322	100.0

     The following table sets forth information regarding average Metalico selling prices for the past five quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average
	Ferrous	Non-Ferrous	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb.
December 31, 2005	$214	$0.75	$0.72
September 30, 2005	$196	$0.75	$0.70
June 30, 2005	$178	$0.78	$0.71
March 31, 2005	$234	$0.77	$0.75
December 31, 2004	$297	$0.65	$0.69

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
     Ferrous recyclers saw higher average selling prices and higher sales volumes during 2003 and into 2004 due primarily to higher domestic and foreign demand for scrap. The increased demand can be attributed to the broad based recovery of the U.S. and foreign economies. We believe that near record prices for many grades of ferrous scrap in 2004 resulted in an overall increase of available scrap.

     As the chart above illustrates, 2005 saw fluctuating prices for our ferrous scrap. Demand for our scrap remained relatively consistent throughout the year however markets were affected by foreign buyers leaving the market for periods of time allowing domestic consumers to reduce their purchase prices.
     Prices for non-ferrous metals reached record levels in 2005, as the demand for metals continues to outpace supplies. While the year 2004 saw the global aluminum industry record a deficit in supply, thus pushing aluminum prices past 11-year highs, the scenario was not much different in the case of other non-ferrous metals on account of depleting stockpiles and sustained demand. The situation was similar in the case of copper where prices too have soared to lifetime highs.
     The Lead Fabrication and Recycling segment is influenced by the price of lead raw metals. The lead fabrication and recycling businesses can be positively affected by lower pricing of raw lead metals while the smelting businesses are negatively affected by lower pricing. During 2001, 2002 and the first half of 2003 the pricing of raw lead metals was at low levels due primarily to strong supply into the U.S. principally by China and the U.S. government selling off warehoused stockpiles. Beginning with the third quarter of 2003, pricing of lead raw materials began to increase. Many explanations have been offered for the increase including China changing from a net supplier of lead to a net consumer, increased demand because of recovery of the U.S. and many other foreign economies and a general recovery in the metal markets. Between December 31, 2003 and December 31, 2005, the price of lead on the London Metal Exchange increased 50%. In a business environment of increasing raw material costs like this, lead fabricators rely on their ability to pass on these increased lead raw material prices to maintain their profitability.
     Revenue in the Lead Fabrication and Recycling segment, for the years ended December 31, 2005, 2004 and 2003, include one specific customer (which accounted for 10% or more of total revenue of the Company in one of those years), together with the receivable due from the customer:

	2005	2004	2003
Revenue to customer as a percentage of sales	2%	4%	11%
Receivable balance at end of period	$585,000	$403,000	$935,000
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Consolidated net sales increased by $48.9 million (42.4%) to $164.3 million in the year ended December 31, 2005, compared to consolidated net sales of $115.4 million in the year ended December 31, 2004. The purchase of the remaining 50% joint venture interest in Mayco Industries, L.L.C. on September 30, 2004 (subsequently converted to Mayco Industries, Inc.) added an additional $52.3 million and $12.0 million in sales to the years ended December 31, 2005 and 2004 respectively or a net increase of $40.3 million. Excluding the sales effect of the Mayco purchase, consolidated net sales increased by $8.6 million. This increase in sales is due to higher sales volume of $9.2 million offset by lower average selling prices of $596,000.
Scrap Metal Recycling
     Ferrous Sales
     Ferrous sales decreased by $1.4 million (3.8%) to $35.0 million in the year ended December 31, 2005, compared to ferrous sales of $36.4 million in the year ended December 31, 2004. The decrease was attributable to a 17.9% decrease in average selling prices accounting for $7.7 million of the decrease in sales of ferrous products offset by a 17.2% increase in sales volumes or an additional 25.1 thousand tons representing sales of $6.3 million. The average selling price for ferrous products was approximately $205 per ton for the year ended December 31, 2005, compared to $250 per ton for the year ended December 31, 2004. As discussed above, pricing was impacted by domestic and foreign buyers. The increase in ferrous volumes can largely be attributed to our November 2004 acquisition of a competitor in Rochester, New York.

     Non-Ferrous Sales
     Non-ferrous sales increased by $11.7 million (28.3%) to $53.0 million in the year ended December 31, 2005, compared to non-ferrous sales of $41.3 million in the year ended December 31, 2004. The increase was due to higher average selling prices and higher sales volumes. The average selling price for non-ferrous products was approximately $0.76 per pound for the year ended December 31, 2005, compared to $0.69 per pound for the year ended December 31, 2004, an increase of approximately 10.1% accounting for approximately $6.7 million of the total increase in non-ferrous sales. An increase in sales volume of approximately 9.4 million pounds sold contributed $5.0 million to the total increase in sales of non-ferrous products. The increase in non-ferrous volumes can largely be attributed to our November 2004 acquisition of a competitor in Rochester, New York.
Lead Fabrication and Recycling
     Sales in our Lead Fabrication and Recycling segment increased by $38.7 million or 103% to $76.3 million for the year ended December 31, 2005, compared to sales of $37.6 million for the year ended December 31, 2004. The primary reason for the increase in sales is the purchase of the remaining 50% joint venture interest of Mayco Industries, L.L.C. on September 30, 2004.
Lead Fabrication
     Lead fabrication sales increased by $40.2 million in 2005 versus 2004. The increase to sales as a result of the Mayco purchase amounted to $52.3 and $12.0 million for the years ended December 31, 2005 and 2004, respectively, producing a net incremental increase of $40.3 million for the year ended December 31, 2005.
Lead Smelting
     Refined lead sales decreased by $621,000 in 2005 versus 2004. For the year ended December 31, 2005, the company experienced a $1.2 million decrease in sales volume offset by a $621,000 increase in average selling prices. The average selling price for refined lead increased approximately $0.06 per pound or 13.0% from $0.46 for the year ended December 31, 2004 to $0.52 for the year ended December 31, 2005. A decrease in reportable sales was attributable to the effect of the September 30, 2004 Mayco joint venture interest acquisition on our smelting operation in Tampa, Florida. In the previous year, the company reflected 4.6 million pounds amounting to $1.8 million in reportable sales to Mayco however, due to the purchase of the remaining 50% interest in Mayco, these sales were eliminated in consolidation for the year ended December 31, 2005. Sales volumes in 2005 were also affected by production issues at the plant during the first half of 2005 which have been addressed and resolved by year end 2005.

Lead Tolling
     Tolling arrangements receive an agreed upon amount for each pound of lead processed for a customer. Refined lead sales per pound exceed the tolling amount per pound sold because they include the cost of raw materials. Tolling activity is primarily performed at our Tampa, Florida smelting facility and, as indicated in the preceding paragraph, production inefficiencies in Tampa contributed to a lack of profitability in our tolling operations in 2005. Tolling sales decreased by $1.0 million or 20.8% at our lead smelting facility from $4.8 million for the year ended December 31, 2004 to $3.8 million for the year ended December 31, 2005. In an effort to increase overall profit margins, our Gulf Coast Recycling, Inc. subsidiary has focused efforts on reducing its tolling services to concentrate more on sales of alloyed lead, further contributing to decreased tolling profitability.
Operating Expenses
     Operating expenses increased by $42.9 million, or 46.6%, to $134.8 million for the year ended December 31, 2005 compared to operating expenses of $91.9 million for the year ended December 31, 2004. The increase in dollars was primarily due to the Mayco joint venture interest acquisition, which accounted for approximately $33.2 million of the increase, combined with a $5.1 million increase in the cost of purchased metals and a $4.6 million increase in other operating expenses.
Selling, General and Administrative
     Selling, general and administrative expenses increased by $2.9 million or 30.9% to $12.3 million for the year ended December 31, 2005, compared to $9.4 million for the year ended December 31, 2004. The increase in costs is primarily due to the Mayco joint venture interest acquisition on September 30, 2004. The current year reflects a full year of additional expenses due to Mayco compared to only the last quarter of 2004, the net effect adding an additional $2.1 million. Excluding the Mayco effect, legal and accounting fees increased by $543,000 primarily because of one-time costs associated with the registration of the Company’s common stock with Securities and Exchange Commission in 2005 and related corporate activities.
Depreciation and Amortization
     Depreciation and amortization expenses increased by $1.5 million to $4.5 million or 2.7% of sales for the year ended December 31, 2005, compared to $3.0 million or 2.6% of sales for the year ended December 31, 2004. The increase is due to the net effect of the Mayco acquisition which added an additional $783,000 in depreciation and amortization as well as the depreciation of a greater balance of depreciable assets in 2005 as compared to 2004, of which $6.3 million in depreciable additions were recorded during 2005.

Operating Income
     Operating income for the year ended December 31, 2005 increased $1.6 million or 14.4% to $12.7 million compared to $11.1 million for the year ended December 31, 2004 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $2.5 million or 1.5% of sales during the year ended December 31, 2005, compared to $1.8 million, or 1.6% of sales, during the year ended December 31, 2004. The increase in interest expense during 2005 resulted primarily from higher interest rates incurred on higher average outstanding variable rate debt balances. In 2005, the average interest rate on our variable rate debt was 7.0% on a daily average outstanding balance of $17.1 million compared to 5.5% on a daily average outstanding balance of $11.3 million in 2004.
Income from Joint Venture
     Equity in net income of Mayco Industries, L.L.C. (Mayco Industries, Inc. since September 30, 2004) was $1.1 million for the nine months ended September 30, 2004. On September 30, 2004, the Company purchased the 50% interest in Mayco Industries, L.L.C. that it did not previously own, and for the fourth quarter of 2004 and all of 2005, the results of Mayco are reported in the consolidated totals.
Income Taxes
     For the year ended December 31 2005, the Company recognized income tax expense of $4.2 million, resulting in an effective income tax rate of approximately 40%. For the year ended December 31 2004, the Company recognized income tax expense of $3.4 million, resulting in an effective income tax rate of approximately 32%. The increase in effective income tax rates is the result of changes in business allocation percentages in certain states in which we operate which have impacted available net operating loss carryforwards. We expect that the future effective combined federal and state tax rates to range between 36% and 40%.

Discontinued Operations
     For the year ended December 31, 2005, we recorded a discontinued operations loss of $723,000, compared to a discontinued operations loss for the year ended 2004 of $429,000. In June of 2005, the Company recorded a $300,000 charge ($200,000 net of income taxes) for the settlement of a claim for the EPA’s response costs relating to certain cleanup activities in College Grove, Tennessee in exchange for full and complete release of liability for all past and future response costs related to the site and in satisfaction of the EPA’s claim. Additionally, the Company incurred a total of $400,000 in costs associated with the demolition of several structures on the College Grove, Tennessee site of which approximately $300,000 occurred in the fourth quarter of 2005. These items were expensed to discontinued operations as incurred. Except for relatively small incidental expenses related to the demolition, all costs associated with the demolition of these structures have been recognized. The Company also recorded accrued liabilities for future and anticipated environmental monitoring costs and post closure maintenance costs for the College Grove Tennessee facility.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Consolidated net sales increased by $54.1 million (88.1%) to $115.4 million in the year ended December 31, 2004, compared to consolidated net sales of $61.3 million in the year ended December 31, 2003. The $54.1 million increase in consolidated net sales is due to higher average selling prices accounting for $35.8 million of the total increase in sales; the purchase of the remaining 50% joint venture interest in Mayco Industries, L.L.C. on September 30, 2004 added an additional $12.0 million in sales and an increase in volume sold totaling $2.3 million. Additionally, the acquisition of a scrap handling company in February 2004 and an additional scrap yard in November 2004 contributed another $3.4 million and $627,000, respectively, to the total increase in sales. The $2.3 million increase in volume is comprised of increases in sales volumes for ferrous products of $3.0 million and non-ferrous products of $3.3 million offset by a $1.6 million decrease in sales volumes for our Lead Fabricating and Recycling segment (excluding Mayco) and a $2.4 million decrease in tolling activities.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $23.4 million (180%) to $36.4 million in the year ended December 31, 2004, compared to ferrous sales of $13.0 million in the year ended December 31, 2003. The increase was attributable to a 125% increase in average selling prices accounting for $20.2 million of the total increase in sales of ferrous products combined with a 23.9% increase in sales volumes or an additional 28.2 thousand tons representing an increase in sales of $3.2 million. The average selling price for ferrous products was approximately $250 per ton for the year ended December 31, 2004, compared to $111 per ton for the year ended December 31, 2003. We benefited from strong international demand during the first quarter of 2004 and robust domestic demand during the third and fourth quarter of 2004.

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
     As indicated in the scrap metal recycling discussions above, the Company significantly benefited from increases in metal commodity prices accounting for approximately 85.2% of the total increase in sales for the year ended December 31, 2004, excluding the addition of Mayco in the fourth quarter of 2004, as compared to the year ended December 31, 2003
Lead Fabrication and Recycling
     Sales in our Lead Fabrication and Recycling segment increased by $14.4 million or 62.1% to $37.6 million for the year ended December 31, 2004, compared to sales of $23.2 million for the year ended December 31, 2003. The primary reason for the increase in sales is the purchase of the remaining 50% joint venture interest of Mayco Industries, L.L.C. on September 30, 2004.
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
Lead Smelting
     Refined lead sales also increased by $3.1 million in 2004 versus 2003, of which $2.9 million can be attributed to increased selling prices and an additional $207,000 resulted from increased selling volume. The average selling price for refined lead increased approximately $0.23 per pound or 100% from $0.23 to $0.46 for the year ending December 31, 2004 compared to the year ending December 31, 2003.
Lead Tolling
     Tolling arrangements provide an agreed upon amount for each pound of lead processed for a customer. Refined lead sales per pound exceed the tolling amount per pound sold because they include the cost of raw materials. Tolling sales decreased by $2.2 million or 31.4% at our lead smelting facility from $7.0 million for the year ending December 31, 2003 to $4.8 million for the year ending December 31, 2004. In an effort to increase profit margins, our Gulf Coast Recycling, Inc. subsidiary has focused efforts on reducing its tolling services to concentrate more on sales of alloyed lead.
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
Operating Income
     Operating income for the year ended December 31, 2004 increased $7.5 million or 208% to $11.1 million compared to $3.6 million for the year ended December 31, 2003 as a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $1.8 million or 1.6% of sales during the year ended December 31, 2004, compared to $1.0 million, also 1.6% of sales, during the year ended December 31, 2003. The increase in interest expense during 2004 was due to financing the acquisition of a scrap handling company in February 2004 adding $1.1 million in debt and the sale of a total of $8.3 million in convertible debt: $3.9 million in September to finance the purchase of the remaining 50% joint venture interest in Mayco Industries, L.L.C. and $4.4 million in November and December 2004 to finance the acquisition of an additional scrap yard in November as well as the financing of higher receivable and inventory balances.
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

Income Taxes
     For the year ended December 31, 2004, the Company recognized income tax expense of $3.4 million, resulting in an effective income tax rate of approximately 32%. For the year ended December 31, 2003, the Company reported a tax benefit of $1.4 million resulting from a $2.6 million decrease in the Company’s valuation allowance on net deferred tax assets. The valuation allowances were reduced due to management’s anticipation of future taxable income.
Discontinued Operations
     For the year ended December 31, 2004, we recorded a discontinued operations loss of $429,000. During the fourth quarter of 2003, the company idled operations at its secondary lead smelting and refining plant in College Grove, Tennessee. The plant was substantially inactive during the fourth quarter of 2003 except for certain clean-up activities in preparation to ready the plant for sale in the future. Discontinued operating losses in 2004 represents additional incurred and anticipated environmental monitoring costs for the College Grove Tennessee plant.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)

	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	3/31/2004	6/30/2004	9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005
	($ thousands, except share data)
Selected Income Statement Data:
Revenue	$23,884	$24,742	$27,362	$39,375	$40,852	$40,344	$41,546	$41,550

Costs and expenses
Operating expenses	18,911	20,113	21,729	31,177	33,318	33,759	33,765	33,970
Selling, general and administrative expenses	1,645	1,982	1,894	3,896	3,154	2,939	3,079	3,106
Depreciation and amortization	559	651	642	1,099	1,101	1,121	1,094	1,148

	21,115	22,746	24,265	36,172	37,573	37,819	37,938	38,224

Operating Income	$2,769	$1,996	$3,097	$3,203	$3,279	$2,525	$3,608	$3,326

Income from continuing operations	$1,691	$1,211	$2,049	$2,142	$1,623	$1,431	$1,867	$1,391
Discontinued operations(a)	(41)	43	(125)	(306)	(20)	(225)	(42)	(436)

Net Income	$1,650	$1,254	$1,924	$1,836	$1,603	$1,206	$1,825	$955

	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	3/31/2004	6/30/2004	9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005
	($ thousands, except share data)
Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.21	$0.08	$0.09	$0.09	$0.07	$0.06	$0.08	$0.06
Discontinued operations, net	(0.01)	—	(0.01)	(0.01	—	(0.01)	—	(0.02)

Net income	$0.20	$0.08	$0.08	$0.08	$0.07	$0.05	$0.08	$0.04

Diluted:
Income from continuing operations	$0.08	$0.06	$0.09	$0.08	$0.07	$0.06	$0.07	$0.06

Discontinued operations, net	—	—	(0.01)	(0.01)	—	(0.01)	—	(0.02)

Net income	$0.08	$0.06	$0.08	$0.07	$0.07	$0.05	$0.07	$0.04

Weighted Average Common Shares Outstanding:
Basic	5,727,243	12,511,497	22,704,878	22,923,545	23,105,311	24,454,282	24,473,051	24,482,119

Diluted	21,241,285	21,816,937	22,945,293	25,156,266	26,084,039	26,105,108	26,043,791	26,035,926

(a)	Discontinued operations — During the fourth quarter of 2003 the Company idled its secondary lead smelting and refining plant in College Grove, Tennessee.
LIQUIDITY AND CAPITAL RESOURCES
     The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of December 31, 2005 ($ in thousands):

		Less
		Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
Debt Obligations(1)	$27,084	$10,189	$3,865	$12,827	$203

Capital Lease Obligations	1,948	551	986	411	—

Operating Lease Obligations	1,567	728	588	251	—
Letters of Credit	286	286	—	—	—

Environmental Obligations	2,879	1,217	982	62	618

Total	$33,764	$12,971	$6,421	$13,551	$821

(1)	Approximately 61% of debt obligations as of December 31, 2005 required accrued interest at a variable rate (the lender’s base rate plus a margin). The remaining 39% of debt obligations as of December 31, 2005 required accrued interest at fixed rates (9% or less). Interest expense for 2006 is estimated to approximate $2.1 million calculated by multiplying the outstanding note balance at December 31, 2005 by the note’s applicable interest rate. Interest expense for 2006 and thereafter will increase or decrease based on the amount of outstanding borrowings and fluctuations in market based interest rates.
  Cash Flows
     During the year ended December 31, 2005, our operating activities generated net cash of $7.2 million compared to net cash generated of $6.4 million for the year ended December 31, 2004. During the year ended December 31, 2005 net income of $5.6 million, noncash items of primarily consisting of depreciation and amortization of $4.9 million and deferred income taxes of $2.1 million were partially offset by an increase in accounts receivable of $2.2 million (used in operating activities) due to increased sales, a $2.4 million increase in inventories, other changes in working capital items totaling $703,000 and a $288,000 net gain on the sale and disposal of property and equipment. During the year ended December 31, 2004 net income of $6.7 million, noncash items of depreciation and amortization of $3.4 million and deferred income taxes of $3.0 million were partially offset by an increase in accounts receivable of $4.4 million (used in operating activities) due to increased sales.

     We used $6.1 million in net cash for investing activities in the year ended December 31, 2005 compared to using net cash of $18.7 million in the year ended December 31, 2004. During the year ended December 31, 2005 we purchased a scrap yard located in Niagara Falls, New York which used cash of $1.2 million and the manufacturing and warehouse facility of Mayco in Birmingham, Alabama for $3.2 million. We also used $3.6 million for the purchase of other property and equipment and $195,000 for other assets. These uses of cash were offset by the proceeds from the sale of real property in Atlanta, Georgia of $2.0 million and other equipment sale proceeds of $126,000. During the year ended December 31, 2004 we purchased a scrap handling company located in Lackawanna, New York which used cash of $1.6 million, the outstanding membership interests of Mayco Industries, LLC for $7.6 million and an additional scrap yard in Rochester, New York for $4.9 million. We also used $4.6 million for the purchase of other property and equipment in 2004.
     During the year ended December 31, 2005 we generated $68,000 of net cash from financing activities compared to $12.4 million of net cash generated during the year ended December 31, 2004. During the year ended December 31, 2005 total net borrowings amounted to $5.0 million offset by repayments totaling $4.8 million. The Company also paid $100,000 in satisfaction of redeemable common stock obligations. During the year ended December 31, 2004 total borrowings amounted to $15.8 million, used primarily to finance the acquisition of a scrap handling company in February 2004, an additional scrap yard in November 2004, and the outstanding membership interests of Mayco Industries, LLC, as well as for equipment purchases and other working capital needs. Total debt repayments in 2004 totaled $3.5 million.
     The credit facility agreement with our primary lender provides maximum credit facilities of up to $35 million and is comprised of term, equipment, real estate and revolving loans, collateralized by substantially all assets of the Company. Borrowings under the revolving credit facility are generally limited to percentages of eligible accounts receivable and inventory and recent collections on accounts receivable, to a maximum of $28.5 million . Interest on revolving advances is payable monthly at the lender’s base rate plus a margin (an effective rate of 7.75% at December 31, 2005) or, if a LIBOR option loan, at the LIBOR rate plus a margin (an effective rate of 7.42% at December 31, 2005).
     Under the terms of our loan agreement, the Company is required to maintain certain depository accounts with our lender and comply with certain financial covenants, including minimum EBITDA and not to exceed maximum capital expenditures, as defined. The Company also is generally restricted from entering into financing, equity and certain other transactions, as defined without the written consent of the lender. In addition, the Company is responsible to the lender for a monthly servicing fee, a contingent anniversary fee each May if its EBITDA for the fiscal year immediately prior to such anniversary date is less than its projected EBITDA for such fiscal year, unused line-of-credit and letter-of-credit fees equal to a percentage of the average daily unused portion of the revolving facility and letters-of-credit and certain other fees. Lender fees (excluding those capitalized as debt issue costs in year of issuance) are included as a component of interest expense in the period assessed.
     As of December 31, 2005, the Company was in technical violation of certain covenants in our loan agreement governing incurrence of permitted purchase money indebtedness and the repurchase of outstanding stock pursuant to the exercise of a put. We also exceeded our 2005 limitation on capital expenditures as a result of the inclusion of a real estate purchase in Alabama that was otherwise expressly consented to by our lender. Our lender waived all these violations. Another provision of our loan agreement requires us to deliver projections for the forthcoming three years to our lender at least thirty days prior to the start of each fiscal year. Our projections for fiscal 2006 and thereafter were not delivered by the required date because our closing of an acquisition effective on November 1, 2005, caused us to reexamine the assumptions and conclusions underlying our earlier draft projections. Updated projections were subsequently delivered and our lender waived the covenant violation.

     Except as described in the immediately preceding paragraph, the Company was in compliance with all covenants as of December 31, 2005. As of December 31, 2005, we had outstanding borrowings of approximately $17.8 million and $7.5 million of borrowing availability under our facility.
     Our credit facility contains a holdback provision limiting total borrowings to $27.5 million until certain minimal conditions are met. The Company structured the credit facility to include the holdback provision of $7.5 million in order to reduce fees associated with the unused portion of the facility.
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
     Upon formation, Mayco Industries, L.L.C. entered into a three-year loan agreement with Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.). The agreement was structured to follow the existing Metalico, Inc. loan agreement as a template. In order to secure the financing for its 50% owned subsidiary, Metalico agreed to guarantee Mayco’s borrowings under the agreement. On September 30, 2004, the Company completed the acquisition of the outstanding membership interests of Mayco Industries, L.L.C., and the conversion of Mayco to a corporation renamed Mayco Industries, Inc. Simultaneously with closing, the Company retired all of the outstanding Mayco debt, including the Foothill debt, thereby canceling the guarantee.
Mayco Industries; Real Estate Acquisition
     On March 18, 2002, Mayco Industries, L.L.C. (“Mayco”) was formed as a joint venture among Mayfield Manufacturing Company, Inc. (50%), an unaffiliated third party, and our Metalico-Evans, Inc. (25%), and Metalico-Granite City, Inc. (25%) subsidiaries (the L.L.C. members). Mayco entered into Asset Contribution Agreements with such members whereby substantially all of the assets and operations, except for real property, of Mayfield Manufacturing Company, Inc. and Metalico-Evans, Inc., and the lead fabricating division of Metalico-Granite City, Inc. were contributed to Mayco in return for the issuance of its L.L.C. interests to the members and the assumption by Mayco of substantially all the liabilities of the members, except those applicable to assets and operations not transferred. The net assets contributed by Metalico-Evans, Inc. and Metalico-Granite City, Inc., at the date of transfer, were reclassified to the investment in joint venture account at carrying amounts as reported by the subsidiaries, and such investment was reported in accordance with the equity method of accounting. Our participation in the joint venture was considered a strategic expansion of our lead fabrication segment. The purchase price of the 50% membership interest acquired in 2004 was determined as a result of a contractual bid process that was initiated by the Mayfield Manufacturing member. The bidding was based upon a trailing twelve-month EBITDA with each member having the opportunity to counter bid until a receiving member deemed a bid acceptable. The acquisition of the membership interests held by our co-venturer strategically enhances our position in the lead fabrication industry and allows us to exploit synergies with our other fabricating units.

     The Company completed the acquisition of the outstanding membership interests of Mayco Industries, L.L.C., and the conversion of Mayco to a corporation renamed “Mayco Industries, Inc.” on September 30, 2004. The purchase was funded with debt, including borrowings under our loan agreement and convertible debt issued at a 10% discount bearing an interest rate of 7% per annum and maturing on September 30, 2005. The convertible debt, in the aggregate amount of $3.9 million, was converted at the option of individual holders to our common stock at a rate of $2.75 per share on March 29, 2005. In connection with the Mayco acquisition, the Company assumed and refinanced Mayco’s outstanding indebtedness of $5.4 million.
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

Source	Amount	Terms
		See above (subsequently converted
		to common stock)
Convertible debt	$3,850
		Please refer to Liquidity and
Credit facility	$10,380	Capital Resources
		Please refer to Liquidity and
Equipment financing	$200	Capital Resources
Mortgage	$2,170	See above
   Contingencies
     On August 23, 2005, Metalico, Inc., its inactive General Smelting and Refining, Inc. (“GSR”) subsidiary, and another subsidiary, Metalico-College Grove, Inc. (“MCG”) executed a settlement agreement with the U.S. Environmental Protection Agency (the ''EPA’’) resolving a claim for the EPA’s costs relating to certain cleanup activities in the vicinity of College Grove, Tennessee alleged to have involved hazardous substances traced to GSR. The settlement required Metalico, Inc., GSR and MCG to pay a total sum of $300,000 to the EPA in exchange for full and complete releases of each company from liability for all past and future response costs related to the College Grove Battery Chip Superfund Site and in satisfaction of the EPA’s claim for approximately $11.9 million. The settlement became final on November 29, 2005 after the lapse of a public comment period and payment by the Company.

     We are involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.
     The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability because the Company believes that the cost for such insurance is not economical however we continue to monitor products offered by various insurers that may prove to be practical. Accordingly, if the Company were to incur liability for environmental damage in excess of accrued environmental remediation liabilities, its financial position, results of operations, and cash flows could be materially adversely affected.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments.
   Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2005, variable rate borrowings mainly consisted of outstanding borrowings of $17.8 million under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $178,000 per year, with a corresponding change in cash flows.

Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and import and export markets can be volatile.” We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There were no changes in or disagreements with accountants during 2005.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of December 31, 2005. Management, including our Chief Executive Officer and Chief Financial Officer, is in the process of evaluating the effectiveness of its internal control over financial reporting as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on preliminary results to date, management has not identified any material weaknesses in internal control over financial reporting as of January 1, 2006. No change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Item 9B. Other Information
     None.
Item 10. Directors and Executive Officers of the Registrant
     Information required under this item is incorporated by reference from sections entitled “Proposal 1 — Election of Directors,” “Directors and Executive Officers,” “Committees of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement, which will be filed with the SEC before May 1, 2006.
Item 11. Executive Compensation
     Information required under this item is incorporated by reference from sections entitled “Executive Compensation” “Summary Compensation Table,” “Option Grants in the Last Fiscal Year,” “Employment Contracts,” “Executive Bonus Plan,” “Long-Term Incentive Plan”, “Report of the Compensation Committee,” “Compensation of Directors,” and “Shareholder Performance” in our definitive proxy statement, which will be filed with the SEC before May 1, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     Information required under this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement, which will be filed with the SEC before May 1, 2006.
Item 13. Certain Relationships and Related Party Transactions
     Information required under this item is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” in our definitive proxy statement, which will be filed with the SEC before May 1, 2006.
Item 14. Principal Accountant Fees and Services
     The aggregate fees, including billed and estimated unbilled amounts applicable to the Company and its subsidiaries for the years ended December 31, 2005 and 2004, of the Company’s principal accounting firm. McGladrey & Pullen LLP and its affiliate RSM McGladrey, Inc., were approximately:

	2005	2004
Audit Fees	$399,500	$471,000
Audit Related Fees	700
Tax Fees	129,300	129,400
All Other	40,100	2,600
Audit Fees and Tax Fees comparability is generally affected by SEC filings made or contemplated and the volume and materiality of the Company’s business acquisitions.
Audit Fees. Consists of fees for professional services rendered for the audit of our financial statements, assistance or review of SEC filings, proposed SEC filings and other statutory and regulatory filings, preparation of comfort letters and consents and review of the interim financial statements included in quarterly reports.
Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees”.
Tax Fees. Consists of fees for professional services rendered related to tax compliance, tax advice or tax planning.
All Other Fees. Consists of fees for all other professional services, not covered by the categories noted above.
Pursuant to the Company’s Audit Committee policies, all audit and permissible non-audit services provided by the independent auditors and their affiliates must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent auditor and management are required to periodically report to the Audit Committee of the Company regarding the extent of services provided by the independent auditor in accordance with this policy.
In considering the nature of the services provided by the independent registered public accountant, the Audit Committee of the Company determined that such services are compatible with the provision of independent audit services. The Audit Committee of the Company discussed these services with the independent registered public accountant and Company management to determine that they are permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as rules of the American Institute of Certified Public Accountants.

Item 15. Financial Statements and Exhibits
(a) FINANCIAL STATEMENTS
     The following financial statements are included as part of this Form 10-K beginning on page F-1:
Index to Financial Statements

Page
Index to Audited Consolidated Financial Report of Metalico, Inc. and subsidiaries included in this Form 10-K:
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-8
Notes to Consolidated Financial Statements	F-9—F-34

(b) EXHIBITS
The following exhibits are filed as part of this registration statement:

3.1(1)	Third Amended and Restated Certificate of Incorporation of Metalico, Inc.

3.2(5)	Third Amended and Restated Bylaws of Metalico, Inc.
4.1(1)	Specimen Common Stock Certificate

4.2(1)	Specimen Preferred Stock Certificate

4.3(1)	Note in the original principal amount of $600,000 dated as of February 6, 2004 issued by Metalico, Inc. as maker to Carlos E. Agüero as payee

4.4(1)	Note in the original principal amount of $300,000 dated as of February 6, 2004 issued by Metalico, Inc. as maker to Michael J. Drury as payee

4.6(1)	Form of Convertible Note dated as of September 30, 2004 issued by Metalico, Inc. as maker to various Noteholders

4.7(1)	Form of Convertible Note dated as of November 18, 2004 and thereafter issued by Metalico, Inc. as maker to various Noteholders

4.8(1)	Form of Warrant Agreement dated as of November 18, 2004 and thereafter issued by Metalico, Inc. to holders of Convertible Notes in form filed as Exhibit 4.7

4.9(3)	Amendment dated as of February 5, 2005 to Note in the original principal amount of $600,000 dated as of February 6, 2004 issued by Metalico, Inc. as maker to Carlos E. Agüero as payee filed as Exhibit 4.3.

4.10(3)	Amendment dated as of February 5, 2005 to Note in the original principal amount of $300,000 dated as of February 6, 2004 issued by Metalico, Inc. as maker to Michael J. Drury as payee filed as Exhibit 4.4.

10.1(1)	Second Amended and Restated Stockholders’ Agreement dated as of May 24, 2004 between Metalico, Inc. and the Holders of Common Stock and Preferred Stock signatory thereto

10.2(1)	Second Amended and Restated Registration Rights Agreement dated as of May 24, 2004 between Metalico, Inc. and the Holders of Preferred Stock signatory thereto

10.3(1)	Employment Agreement dated as of January 1, 2004 between Metalico, Inc. and Carlos E. Agüero

10.4(1)	Employment Agreement dated as of January 1, 2004 between Metalico, Inc. and Michael J. Drury

10.5(1)	Employment Agreement dated as of January 1, 2004 between Metalico, Inc. and Eric W. Finlayson

10.6(1)	Employment Agreement dated as of May 3, 2004 between Metalico, Inc. and Arnold S. Graber

10.7(1)	Metalico 1997 Long-Term Incentive Plan

10.8(1)	Metalico, Inc. Executive Bonus Plan

10.9(1)	Loan and Security Agreement, dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation as lender, as amended by First Amendment dated as of March 18, 2002, Second Amendment dated as of May 16, 2003, Third Amendment dated as of May 16, 2003, Fourth Amendment dated as of December 31, 2003, Joinder Agreement dated as of February 9, 2004, Fifth Amendment dated as of June 29, 2004, and Joinder Agreement dated as of September 30, 2004

10.10(1)	Sixth Amendment dated as of November 18, 2004, and Joinder Agreement dated as of November 18, 2004 to Loan and Security Agreement dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation (nka Wells Fargo Foothill, Inc.) as lender

10.11(2)	Waiver of Rights of RFE Investment Partners V, L.P. dated as of December 31, 2004

10.12(2)	Waiver of Rights of Seacoast Capital Partners Limited Partnership dated as of December 31, 2004

10.13(2)	Seventh Amendment dated as of January 7, 2005 to Loan and Security Agreement dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation (nka Wells Fargo Foothill, Inc.) as lender

10.14(4)	Eighth Amendment and Waiver dated as of February 25, 2005 to Loan and Security Agreement dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation (nka Wells Fargo Foothill, Inc.) as lender

10.15(3)	Form of Employee Incentive Stock Option Agreement, previously filed as Exhibit 99.1 to Form 8-K filed March 17, 2005 (SEC File No. 001-32453) and incorporated herein by reference.

10.16	Employment Agreement dated as of January 1, 2006 between Metalico, Inc. and Warren Jennings

14.1	Code of Business Conduct and Ethics, available on the Company’s website (www.metalico.com) and incorporated herein by reference.

21.1	List of Subsidiaries of Metalico, Inc.

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Previously filed as an exhibit to the Form 10 filed December 20, 2004 (SEC File No. 000-50999) under the same exhibit number and incorporated herein by reference.

(2)	Previously filed as an exhibit to Amendment No. 1 to Form 10 filed February 10, 2005 (SEC File No. 000-50999) under the same exhibit number and incorporated herein by reference.

(3)	Previously filed as Exhibit 99.3 to Form 8-K filed March 17, 2005 (SEC File No. 001-32453) and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.14 to Form 10-K filed March 31, 2005 and incorporated herein by reference.

(5)	Previously filed as Exhibit 3.2 to Form 8-K filed November 3, 2005 (SEC File No. 001-32453) and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)
By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: March 15, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carlos E. Aguero Carlos E. Agüero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	March 15, 2006

/s/ Eric W. Finlayson Eric W. Finlayson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006

/s/ Michael J. Drury Michael J. Drury	Executive Vice President and Director	March 15, 2006

/s/ Earl B. Cornette Earl B. Cornette	Director	March 15, 2006

/s/ Bret R. Maxwell Bret R. Maxwell	Director	March 15, 2006

/s/ Walter H. Barandiaran Walter H. Barandiaran	Director	March 15, 2006

/s/ Paul A. Garrett Paul A. Garrett	Director	March 15, 2006

FINANCIAL SECTION

Metalico, Inc.
and Subsidiaries

Consolidated Financial Report
12.31.05
McGladrey & Pullen LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Metalico, Inc.
We have audited the accompanying consolidated balance sheets of Metalico, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalico, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
Peoria, Illinois
March 3, 2006, except for Note 24
   as to which the date is March 13, 2006
McGladrey & Pullen LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

Metalico, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004
($ thousands)

	2005	2004

Assets
Current Assets
Cash and cash equivalents	$1,857	$734
Trade receivables, less allowance for doubtful accounts 2005 $553; 2004 $606	19,616	17,481
Inventories	16,273	13,683
Prepaid expenses and other	1,108	632
Deferred income taxes	358	646

Total current assets	39,212	33,176

Property and Equipment, net	28,178	25,269

Goodwill	29,067	27,530

Other Intangibles and Other Assets, net	4,157	4,562

Property Actively Marketed for Sale, net	823	2,426

	$101,437	$92,963

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt due related parties	$1,600	$1,600
Other short-term debt	2,854	2,535
Current maturities of long-term debt due related parties	1,013	—
Current maturities of other long-term debt	5,559	2,529
Accounts payable	7,847	7,276
Accrued expenses	4,308	4,647
Income taxes payable	—	405

Total current liabilities	23,181	18,992

Long-Term Liabilities
Long-term debt due related parties, less current maturities	—	2,705
Other long-term debt, less current maturities	18,292	22,466
Accrued and other	1,662	1,574
Deferred income taxes	2,291	526

Total long-term liabilities	22,245	27,271

Total liabilities	45,426	46,263

Commitments and Contingencies (Notes 16, 17, 18 and 24)

Redeemable Common Stock	1,000	1,200

Stockholders’ Equity
Capital stock
Preferred	39,132	39,132
Common	8	6
Additional paid-in capital	15,371	11,328
Retained earnings (deficit)	1,052	(4,537)
Accumulated other comprehensive income (loss) - unrecognized pension costs	(552)	(429)

	55,011	45,500

	$101,437	$92,963

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003
($ thousands, except share data)

	2005	2004	2003

Revenue
Product sales	$160,450	$110,566	$54,297
Tolling services	3,842	4,797	7,025

	164,292	115,363	61,322

Costs and expenses
Operating expenses — product sales	129,953	88,002	44,534
Operating expenses — tolling services	4,859	3,928	5,866
Selling, general and administrative expenses	12,278	9,417	5,303
Depreciation and amortization	4,464	2,951	2,068

	151,554	104,298	57,771

Operating income	12,738	11,065	3,551

Financial and other income (expense)
Interest expense	(2,533)	(1,793)	(983)
Equity in net income of joint venture investee	—	1,124	756
Other	345	97	158

	(2,188)	(572)	(69)

Income from continuing operations before income taxes	10,550	10,493	3,482

Provision (credit) for federal and state income taxes	4,238	3,400	(1,371)

Income from continuing operations	6,312	7,093	4,853

Discontinued operations
Loss from operations less applicable credit for income taxes 2005 $477; 2004 $56; 2003 $1,666	(723)	(429)	(2,872)

Net income	5,589	6,664	1,981

Preferred stock dividends	—	734	1,833

Income available to common stockholders	$5,589	$5,930	$148

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.26	$0.40	$0.53
Discontinued operations, net	(0.03)	(0.03)	(0.50)

Net income	$0.23	$0.37	$0.03

Diluted:
Income from continuing operations	$0.26	$0.31	$0.21
Discontinued operations, net	(0.03)	(0.02)	(0.13)

Net income	$0.23	$0.29	$0.08

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003
($ thousands, except share data)

						Accumulated
						Other
						Compre-
				Additional	Retained	hensive	Compre-
	Convertible Preferred Stock		Common	Paid-In	Earnings	Income	hensive
	New	Class A	Stock	Capital	(Deficit)	(Loss)	Income	Total

Balance, December 31, 2002	$—	$21,359	$6	$9,980	$(10,615)	$(153)	$—	$20,577
Redemption of common stock warrants	—	—	—	(100)	—	—	—	(100)
Gain on extinguishment of officer- stockholder debt	—	—	—	55	—	—	—	55
Accrued dividends on convertible preferred stock	—	—	—	—	(1,833)	—	—	(1,833)
Net income	—	—	—	—	1,981	—	1,981	1,981
Other comprehensive income (loss) net of tax:
Minimum pension liability adjustment applicable to joint venture investee	—	—	—	—	—	28	28	28

Comprehensive income							$2,009

Balance, December 31, 2003	—	21,359	6	9,935	(10,467)	(125)	$—	20,708
Redemption of common stock warrants	—	—	—	(151)	—	—	—	(151)
Conversion of dividends payable and 4,131,730 shares Class A and 3,023,704 shares Class B preferred to 16,510,658 shares New preferred	39,132	(21,359)	—	—	—	—	—	17,773
Business acquisition	—	—	—	—	—	(124)	—	(124)
Compensation recorded for warrants and options grants	—	—	—	217	—	—	—	217
Detachable stock warrants issued in conjunction with issuance of convertible notes	—	—	—	76	—	—	—	76
Issuance of 104,133 shares of common stock on exercised stock based compensation awards	—	—	—	121	—	—	—	121
Issuance of 435,000 shares of common stock on debt conversion	—	—	—	870	—	—	—	870
Issuance of 97,090 shares of common stock on sale	—	—	—	260	—	—	—	260
Accrued dividends on convertible preferred stock	—	—	—	—	(734)	—	—	(734)
Net income	—	—	—	—	6,664	—	6,664	6,664
Other comprehensive income (loss) net of tax:
Minimum pension liability adjustment	—	—	—	—	—	(180)	(180)	(180)

Comprehensive income							$6,484

Balance, December 31, 2004	39,132	—	6	11,328	(4,537)	(429)	$—	45,500
Compensation recorded for warrants and options grants	—	—	—	83	—	—	—	83
Expiration of redemption option on 31,250 shares of redeemable common stock	—	—	—	100	—	—	—	100
Issuance of 1,400,000 shares of common stock on debt conversion	—	—	2	3,848	—	—	—	3,850
Issuance of 38,462 shares of common stock on exercised stock based compensation awards	—	—	—	12	—	—	—	12
Issuance of 1,971 shares of common stock in exchange for warrants exercised	—	—	—	—	—	—	—	—
Net income	—	—	—	—	5,589	—	5,589	5,589
Other comprehensive income (loss) net of tax:
Minimum pension liability adjustment	—	—	—	—	—	(123)	(123)	(123)

Comprehensive income							$5,466

Balance, December 31, 2005	$39,132	$—	$8	$15,371	$1,052	$(552)		$55,011

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
($ thousands)

	2005	2004	2003

Cash Flows from Operating Activities
Net income	$5,589	$6,664	$1,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,027	2,634	2,132
Amortization	611	482	314
Amortization of note payable discounts	288	242	—
Impairment losses	—	—	2,316
Provision for doubtful accounts receivable	45	175	47
Deferred income taxes	2,053	3,010	(3,256)
Net gain on sale and disposal of property and equipment	(288)	(7)	(152)
Equity in net income of joint venture investee, in excess of distributions	—	(569)	(376)
Stock options and warrants issued	83	217	—
Gain on extinguishment of debt	—	—	(62)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Receivables	(2,180)	(4,370)	1,679
Inventories	(2,370)	(1,196)	(2,164)
Prepaid expenses and other	(476)	(17)	127
Increase (decrease) in:
Accounts payable, accrued expenses and income taxes payable	(227)	(854)	380

Net cash provided by operating activities	7,155	6,411	2,966

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	2,126	117	157
Purchase of property and equipment	(3,628)	(4,612)	(2,291)
(Increase) decrease in other assets	(195)	(142)	86
(Increase) decrease in note receivable, affiliate	—	50	(100)
Cash paid for business acquisitions, less cash acquired	(4,403)	(14,106)	(1,243)

Net cash used in investing activities	(6,100)	(18,693)	(3,391)

Cash Flows from Financing Activities
Net borrowings under revolving lines-of-credit	1,596	2,559	2,181
Proceeds from other borrowings	3,429	13,213	76
Principal payments on other borrowings	(4,849)	(3,489)	(1,608)
Proceeds from issuance of common stock on exercised warrants and options	12	121	—
Proceeds from other issuance of common stock	—	188	—
Redemption of redeemable common stock and warrants	(100)	(151)	(187)
Debt-issue costs	(20)	(56)	—

Net cash provided by financing activities	68	12,385	462

Net increase in cash and cash equivalents	1,123	103	37

Cash and cash equivalents:
Beginning	734	631	594

Ending	$1,857	$734	$631

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 1. Nature of Business and Significant Accounting Policies
Nature of business: Metalico, Inc. and subsidiaries (the Company) operates in primarily two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals. The Company’s operating facilities as of December 31, 2005, included six scrap metal recycling facilities located in Western New York, five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois and a secondary lead smelting and refining plant located in Tampa, Florida. The Company markets its products on a national basis.
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
Investment in joint venture: The investment in a 50% owned company formed as a joint venture was accounted for by the equity method of accounting under which the Company’s share of the net income of the investee was recognized as income in the Company’s statement of income and added to the investment account, and distributions received from the investee were treated as a reduction of the investment account. The fiscal year of the investee was the same as that of the Company. As described in Note 2, Metalico, Inc. acquired a controlling membership interest in the joint venture investee on September 30, 2004, and on such date the investee was included in the Company’s consolidated financial statements and equity method accounting was no longer applicable. The equity in net income of joint venture investee as reported in the accompanying statements of income is for the nine months ended September 30, 2004, and year ended December 31, 2003.
Property and equipment: Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated service lives of the respective classes of property and equipment ranging between 3 and 10 years for office furniture, fixtures and equipment, 3 and 10 years for vehicles, 2 and 20 years for machinery and equipment and 3 and 39 years for buildings and improvements.
Goodwill: The Company records as goodwill the excess of the purchase price over the fair value of identifiable net assets acquired. Statement of Financial Accounting Standards (SFAS ) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis as of December 31 of each fiscal year. No indicators of impairment were identified for the years ended December 31, 2005, 2004 and 2003.

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 1. Significant Accounting Policies (Continued)
Other intangible and other assets: Covenants not-to-compete are amortized on a straight-line basis over the terms of the agreements, not exceeding 5 years. Debt issue costs are amortized over the average term of the credit agreement using the effective interest method. Customer lists are amortized on a straight-line basis not to exceed 10 years, and trademarks and know how have an indefinite life.
Impairment of long-lived and intangible assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future discounted cash flows. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.
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
Revenue recognition: Revenue from product sales is recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. The Company’s lead fabrication and recycling segment performs certain services under tolling arrangements and recognizes tolling revenue as services are performed. Tolling services are primarily provided by the secondary lead smelting and refining plant in Tampa, FL whereby the plant receives a customer’s junk batteries (industrial, marine, golf cart, automobile, etc.) and will return refined lead alloyed to the customer’s specifications.
Stock-based compensation: SFAS No. 123, Accounting for Stock-Based Compensation, established financial accounting and reporting standards for stock-based compensation plans. The standard requires a fair value-based method to determine the compensation costs of such plans. As allowed by the standard, the Company continued to account for its stock-based employee compensation arrangements in accordance with the prior standard, Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees, through December 31, 2005. The Company has adopted the disclosure only provisions of SFAS No. 123, which allows companies to disclose in notes to financial statements the pro forma compensation costs for stock-based employee compensation arrangements. Had compensation cost for all of the stock-based compensation awards been determined based on the grant date fair values of awards (the method described in SFAS No. 123), reported net income would have been reduced to the pro forma amounts shown below:

	2005	2004	2003

Net income:
As reported	$5,589	$6,664	$1,981
Pro forma	$5,504	$6,659	$1,981
Earnings per share on income from continuing operations available to common stockholders:
As reported
Basic	0.26	0.40	0.53
Diluted	0.26	0.31	0.21
Proforma
Basic	0.26	0.40	0.53
Diluted	0.26	0.31	0.21

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 1. Significant Accounting Policies (Continued)
Environmental remediation costs: The Company is subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, and will incur additional capital and operating costs in the future to comply with currently existing laws and regulations, new regulatory requirements arising from recently enacted statutes, and possible new statutory enactments. The Company accrues losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recorded no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.
Determining (a) the extent of remedial actions that are or may be required, (b) the type of remedial actions to be used, (c) the allocation of costs among potentially responsible parties (PRPs) and (d) the costs of making such determinations, on a site-by-site basis, require a number of judgments and assumptions and are inherently difficult to estimate. The Company utilizes certain experienced employees responsible for site monitoring, third party environmental specialists, and correspondence and progress reports obtained from the various regulatory agencies responsible for site monitoring to estimate its accrued environmental remediation costs. The Company generally contracts with third parties to fulfill most of its obligations for remedial actions. The time period necessary to remediate a particular site may extend several years, and the laws governing the remediation process and the technology available to complete the remedial action may change before the remedial action is complete. Additionally, the impact of inflation and productivity improvements can change the estimates of costs to be incurred. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the nonexistence or inability of other PRPs to contribute to the settlements of such liabilities or other factors could necessitate the recording of additional liabilities which could be material. The majority of the Company’s environmental remediation accrued liabilities are applicable to its lead fabrication and secondary lead smelting operating segment.
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
Note 2. Business Acquisitions
Business acquisition (scrap metal recycling segment): On November 1, 2005, the Company acquired the net assets and business operations of a ferrous and non-ferrous scrap metal recycler in Western New York. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price was approximately $2,220, including cash of $1,220. The cash portion of the acquisition was financed by debt, including borrowings under Metalico Inc.’s loan agreement with its primary lender and the issuance of an installment note to the seller for $1,000.
The allocation of the purchase price is subject to adjustment but is not expected to materially change. Such allocation is as follows:

Assets:
Inventories	$220
Property and equipment	559
Goodwill	1,528
Liabilities assumed:
Debt	(68)
Other liabilities	(19)

Net assets acquired	$2,220

The $1,528 of goodwill is deductible for income tax purposes

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 2. Business Acquisitions (Continued)
Unaudited pro forma consolidated results of operations for the years ended December 31, 2005 and 2004, as though the acquisition had been made as of January 1, 2004, follow:

	2005	2004

Revenue	$166,217	$117,167
Income from continuing operations	6,672	7,197
Earnings per share:
Basic	0.28	0.40
Diluted	0.27	0.31
Business acquisition (scrap metal recycling segment): On November 18, 2004, a Company subsidiary acquired 100% of the outstanding capital stock of a ferrous and non-ferrous scrap metal recycler. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price was approximately $6,825, including cash of $4,950, a non-compete obligation of $875 and redeemable common stock of $1,000. The value of the 200,000 redeemable common shares issued was determined based on the put rights of the holder at the closing date.
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

Assets:
Cash	$20
Accounts receivable	1,086
Inventories	967
Other current assets	40
Equipment and furniture and fixtures	1,686
Covenant not-to-compete	875
Other intangibles	1,055
Goodwill	4,346
Liabilities assumed:
Debt, including capital lease obligations	(1,574)
Accounts payable and accrued expenses	(1,550)
Deferred income taxes	(126)

Net assets	$6,825

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

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 2. Business Acquisitions (Continued)
Joint venture and acquisition of controlling membership interest (lead fabrication and recycling segment): On March 18, 2002, Mayco Industries, L.L.C. (Mayco) was formed as a joint-venture between Mayfield Manufacturing Company, Inc. (Mayfield), Metalico-Evans, Inc., and Metalico-Granite City, Inc. (the L.L.C. members) and entered into Asset Contribution Agreements with such members whereby substantially all of the assets and operations, except for real property, of Mayfield Manufacturing Company, Inc., Metalico-Evans, Inc. and the lead fabricating division of Metalico-Granite City, Inc. were contributed to Mayco in return for the issuance of its L.L.C. interests to the members and the assumption by Mayco of substantially all the liabilities of the members, except those applicable to assets and operations not transferred. The net assets contributed by Metalico-Evans, Inc. and Metalico-Granite City, Inc., at the date of transfer, were reclassified to the investment in joint venture account at carrying amounts as reported by the subsidiaries, and such investment was reported in accordance with the equity method of accounting. Mayco is in the business of fabricating, processing and marketing lead, steel and aluminum products.
On September 30, 2004, (Closing Date) Metalico, Inc. acquired the 50% membership interests of Mayco owned by Mayfield and converted Mayco into a wholly owned subsidiary renamed Mayco Industries, Inc. As a result of the acquisition and conversion, the Company owns 100% of the stock of Mayco. The aggregate purchase price for the 50% membership interests acquired was approximately $8,115 and was paid in cash and financed by debt, including borrowings under Metalico Inc.’s loan agreement with its primary lender and convertible debt of $3,850 issued to certain related and unrelated parties at a 10% discount. In conjunction with the acquisition, the Company also refinanced substantially all of Mayco’s outstanding debt as of the Closing Date.
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

The $5,205 of goodwill is deductible for income tax purposes.
Unaudited pro forma consolidated results of operations for the years ended December 31, 2004 and 2003, as though the acquisition of the controlling interest in Mayco had been made as of January 1, 2003, follow:

	2004	2003

Revenue	$147,077	$91,499
Income from continuing operations	7,611	4,836
Earnings per share:
Basic	0.43	0.52
Diluted	0.33	0.21
Under the terms of the acquisition, Metalico, Inc. was also obligated to acquire the underlying real property for Mayco’s Birmingham, Alabama lead fabrication plant (owned by an affiliate of Mayco) in a separate transaction which was completed in January 2005. The purchase price of the real property acquired and recorded in 2005 was $3,183.

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
Unaudited pro forma consolidated results of operations for the year ended December 31, 2003, as though the acquisition had been made as of January 1, 2003, follow:

2003
Revenue	$63,149
Income from continuing operations	4,810
Earnings per share:
Basic	0.52
Diluted	0.20

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 3. Major Customer
Revenue for the years ended December 31, 2005, 2004 and 2003, includes revenue from net sales to the following customer (which accounted for 10% or more of the total revenue of the Company in any of those years), together with the trade receivables due from such customer as of December 31, 2005 and 2004:

	Net Sales to Customer
	as a Percentage of			Trade
	Total Revenue,			Receivables Balances
	Years Ended December 31,			as of December 31,
	2005	2004	2003	2005	2004

Customer A	2%	4%	11%	$585	$403
Note 4. Inventories
Inventories as of December 31, 2005 and 2004, were as follows:

	2005	2004

Raw materials	$5,713	$5,052
Finished goods and work-in-process	3,655	1,976
Ferrous scrap metal	2,498	1,813
Non-ferrous scrap metal	4,407	4,842

	$16,273	$13,683

Note 5. Investment in Joint Venture and Related Party Transactions
Reference should be made to Note 2 regarding the Company’s joint venture formation of Mayco Industries, L.L.C. (Mayco) effective March 18, 2002, and acquisition of a controlling interest in Mayco effective September 30, 2004.
Condensed financial information of Mayco for the nine months ended September 30, 2004 and year ended December 31, 2003, was as follows:

	2004	2003

Net sales	$34,409	$32,656
Costs and expenses:
Cost of sales	27,088	25,163
Selling, general and administrative expenses	3,903	4,382
Depreciation	894	1,120
Interest expense	264	298
Other expense, net	12	182
Net income	2,248	1,511
Sales to and purchases from Mayco during the nine months ended September 30, 2004 and year ended December 31, 2003, were as follows:

	2004	2003

Sales	$1,880	$1,679
Purchases	865	800
Effective March 18, 2002, the Company entered into an agreement with Mayco for certain administrative, financial and management services to be provided by Metalico, Inc. to Mayco. As consideration for such services, Mayco was required to pay the Company a fee of $10 per month. The agreement was terminated effective September 30, 2004, with the Company’s acquisition of the controlling interest in Mayco as described in Note 2. Management fees for the nine months ended September 30, 2004, and year ended December 31, 2003, were $90 and $120, respectively.

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 6. Property and Equipment
Property and equipment as of December 31, 2005 and 2004, consisted of the following:

	2005	2004

Land	$2,921	$1,810
Buildings and improvements	14,205	11,347
Office furniture, fixtures and equipment	516	543
Vehicles and machinery and equipment	24,332	22,247

	41,974	35,947
Less accumulated depreciation	13,796	10,678

	$28,178	$25,269

Note 7. Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, were as follows:

	2005	2004

Balance, beginning	$27,530	$16,501
Acquired during the year	1,537	11,029

Balance, ending	$29,067	$27,530

Note 8. Other Intangible and Other Assets
Other intangible and other assets as of December 31, 2005 and 2004, consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
		2005

Covenants not-to-compete	$2,243	$1,112	$1,131
Trademarks	969	—	969
Customer lists	1,055	211	844
Know how	397	—	397
Debt-issue costs	918	792	126
Lease and other deposits	690	—	690

	$6,272	$2,115	$4,157

	2004

Covenants not-to-compete	$2,293	$886	$1,407
Trademarks	969	—	969
Customer lists	1,055	—	1,055
Know how	397	—	397
Debt-issue costs	898	618	280
Lease and other deposits	454	—	454

	$6,066	$1,504	$4,562

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 8. Other Intangible and Other Assets (Continued)
The changes in the net carrying amount of amortized intangible and other assets by classifications for the years ended December 31, 2005 and 2004, were as follows:

	Covenants		Debt-
	Not-to-	Customer	Issue
	Compete	Lists	Costs
	2005

Balance, beginning	$1,407	$1,055	$280
Acquisitions/additions (reductions)	(50)	—	20
Amortization	(226)	(211)	(174)

Balance, ending	$1,131	$844	$126

	2004

Balance, beginning	$423	$—	$388
Acquisitions/additions	1,191	1,055	167
Amortization	(207)	—	(275)

Balance, ending	$1,407	$1,055	$280

Amortization expense recognized on all amortized intangible assets totaled $611, $482 and $314 for the years ended December 31, 2005, 2004 and 2003. Estimated aggregate amortization expense on amortized intangible and other assets for each of the next 5 years and thereafter is as follows:

Years Ending December 31:	Amount

2006	$447
2007	270
2008	250
2009	252
2010	195
Thereafter	687

$2,101

Note 9. Property Actively Marketed for Sale
Property actively marketed for sale as of December 31, 2005 and 2004, consisted of the following:

	2005	2004

Real property and equipment	$1,358	$3,106
Less accumulated depreciation	535	680

	$823	$2,426

As described in Note 18, the Company discontinued operations at its secondary lead smelting and refining plant in College Grove, Tennessee (Metalico-College Grove, Inc.) in 2003, and was actively marketing the plant for sale. The cost and accumulated depreciation of the equipment at such plant that the Company was carrying on its books as of December 31, 2005 and 2004, is reported as property actively marketed for sale and included in the table above.
As described in Note 2, all of the operations of Metalico, Inc.’s subsidiary in Atlanta, Georgia were contributed to a joint venture investee in 2002 and, subsequent thereto, the Company actively marketed for sale the real property owned by that subsidiary, and its cost and accumulated depreciation were included in the table above as of December 31, 2004. The Company sold the property in 2005 and recognized a gain on sale of approximately $405.

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 10. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31, 2005 and 2004, consisted of the following:

	2005			2004
	Current	Long-Term	Total	Current	Long-Term	Total

Environmental remediation costs	$1,217	$1,662	$2,879	$1,460	$1,574	$3,034
Payroll and employee benefits	1,580	—	1,580	1,548	—	1,548
Interest and bank fees	171	—	171	101	—	101
Workers’ compensation insurance	162	—	162	507	—	507
Other	1,178	—	1,178	1,031	—	1,031

	$4,308	$1,662	$5,970	$4,647	$1,574	$6,221

Note 11. Pledged Assets and Short and Long-Term Debt
Short-term debt as of December 31, 2005 and 2004, consisted of the following:

	2005	2004

Revolving line-of-credit notes payable under secured credit facility to primary lender, terms as described below	$2,854	$2,535
Notes payable to related parties (officer-stockholders), due on demand, interest payable monthly at 5% through February 2005, and 7% thereafter, unsecured	1,600	1,600

	$4,454	$4,135

Long-term debt as of December 31, 2005 and 2004, consisted of the following:

Senior debt:
Revolving line-of-credit notes payable under secured credit facility with primary lender, terms as described below	$11,415	$10,138
Term notes payable under secured credit facility with primary lender, due in monthly principal installments from $12 to $62 plus interest at the lenders base rate plus a margin (an effective rate of 8.25% at December 31, 2005), remainder due May 2009, collateralized by substantially all assets of the Company	3,539	5,027
Note payable to bank, due in monthly installments of $3, including interest at 7.2%, remainder due April 2019, collateralized by a mortgage on real property	293	304
Other, primarily equipment notes payable and capitalized leases for related equipment, interest from 1.9% to 9.8%, collateralized by certain equipment	1,947	1,522
Subordinated debt (subordinate to debt with primary lender):
Note payable to corporation for stock repurchase, due in quarterly installments of $5, remainder due April 2008, without interest, collateralized by common shares held by escrow agent	285	305
Note payable to corporation in connection with business acquisition, due in principal installments of approximately $11 every other month plus interest at 5%, unsecured	242	305
Non-compete obligations payable to individuals in connection with business acquisitions, due in installments from $11 to $15 from monthly to every other month, unsecured	927	1,165
Note payable to corporation in connection with business acquisition, due in monthly installments of approximately $15 including interest at 5%, remainder due November 2007, collateralized by equipment	440	596
Note payable to corporation in connection with business acquisition, due November 2007, interest payable monthly at 5%, collateralized by land and buildings acquired under the terms of the purchase agreement	400	400
Note payable to corporation in connection with business acquisition, due in quarterly principal installments of approximately $63 plus interest at 7%, due November 2009, unsecured	1,000	—

Balance carried forward	20,488	19,762

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 11. Pledged Assets and Short and Long-Term Debt (Continued)

	2005	2004

Balance brought forward	$20,488	$19,762
Convertible notes payable in connection with business acquisition, due from November to December 2006, interest payable monthly at 7%, unsecured, conversion terms as described below (includes related party notes of $1,013)	4,422	4,422
Convertible notes payable in connection with business acquisition, due September 2005, interest payable monthly at 7%, unsecured, conversion terms at a rate of $2.75 per share (includes related party notes of $1,692), converted to 1,400,000 shares of common stock in March 2005	—	3,850

	24,910	28,034
Less current maturities	6,572	2,529
Less unamortized discount	46	334

Long-term portion	$18,292	$25,171

On May 31, 2001, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, now known as Wells Fargo Foothill, Inc. (primary lender) to refinance a credit facility with another bank, and for general corporate purposes, including financing working capital, capital expenditures and other expenses. The financing arrangement, inclusive of amendments, provides a maximum credit facility up to $35,000 through May 31, 2009, comprised of term and revolving loans, collateralized by substantially all assets of the Company. Borrowings under the Revolver are generally limited to eligible accounts receivable and inventory levels and recent collections on accounts receivable as defined, to a maximum of $28,500. Interest on Revolver advances is payable monthly at the lender’s base rate plus a margin (an effective rate of 7.75% and 5.75% at December 31, 2005 and 2004, respectively) or, if a LIBOR option loan, payable quarterly at the LIBOR rate plus a margin (an effective rate of 7.42% and 5.46% at December 31, 2005 and 2004, respectively).
Under the terms of the credit facility with the primary lender, the Company is required to maintain certain depository accounts with the lender and comply with certain financial covenants, including minimum EBITDA and not to exceed maximum capital expenditures, as defined. The Company also is generally restricted from entering into financing, equity and certain other transactions, as defined without written consent of the primary lender. In addition, the Company is responsible to the primary lender for a monthly servicing fee, a contingent anniversary fee each May if its EBITDA for the fiscal year immediately prior to such anniversary date is less than its projected EBITDA for such fiscal year, unused line-of-credit and letter-of-credit fees equal to a percentage of the average daily unused portion of the Revolver and letters-of-credit and certain other fees. Lender fees (excluding those capitalized as debt issue costs in year of issuance) are included as a component of interest expense in the period assessed.
As of December 31, 2005, the Company was in technical violation of certain covenants in its loan agreement governing incurrence of permitted purchase money indebtedness and the redemption of 31,250 shares of redeemable common stock. The Company also exceeded its 2005 limitation on capital expenditures as a result of the inclusion of a real property purchase in Alabama that was otherwise expressly consented to by the primary lender. The lender waived all these violations on February 15, 2006. Another provision of the loan agreement requires the Company to deliver projections for the forthcoming three years to the lender at least thirty days prior to the start of each fiscal year. Projections for fiscal 2006 and thereafter were not delivered by the required date because the closing of an acquisition effective on November 1, 2005, caused the Company to reexamine the assumptions and conclusions underlying its earlier draft projections. Updated projections were subsequently delivered and the lender waived the covenant violation on February 15, 2006.
The convertible notes due from November to December 2006 may be converted at the option of the individual holders to the Company’s common stock at a rate of $3.25 per share at any time until the day before maturity. The outstanding principal balance will automatically convert to common shares of the Company at $3.25 per share at such time as (a) the common stock underlying such conversion has been registered under applicable securities laws and the Company’s common stock issued upon conversion of the convertible notes is freely tradable and (b) shares of the Company’s common stock have traded for a price equal to or greater than $4.00 per share for twenty trading sessions on the American Stock Exchange or a comparable securities exchange or its equivalent. The Company’s common stock was listed by AMEX effective March 15, 2005. The convertible notes holders were also issued detachable warrants to purchase 0.20 shares of common stock for every one share of common stock into which the principal amount of such holder’s respective convertible note may be converted, exercisable for a period of three years from the date of the convertible note with an exercise price of $4.00 per share.

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 11. Pledged Assets and Short and Long-Term Debt (Continued)
Aggregate annual maturities required on long-term debt at December 31, 2005, are as follows:

Years Ending December 31:	Amount

2006	$6,572
2007	2,691
2008	2,159
2009	13,094
2010	145
Thereafter	203

$24,864

Note 12. Capital and Redeemable Stock
Capital stock voting rights, par value, dividend features and authorized, issued and outstanding shares are summarized as follows as of December 31, 2005 and 2004:

	2005			2004
		Issued and			Issued and
	Authorized	Outstanding		Authorized	Outstanding

Convertible preferred stock, voting, $.001 par value:
New	16,650,000	16,510,658		16,650,000	16,510,658
Common stock, voting, $.001 par value	40,000,000	7,972,725	(a)	40,000,000	6,563,542	(a)
(a) 200,000 and 262,500 of these shares were redeemable as of December 31, 2005 and 2004, respectively.
Preferred stock is carried at original issue price less issue costs and common stock is carried at par value in the accompanying consolidated financial statements.
Conversion of dividends payable and Class A and B preferred to New preferred: Effective May 24, 2004, Metalico, Inc. entered into an Exchange Agreement with the holders of its preferred stock whereby the outstanding shares of Class A and B preferred stock including all rights associated therewith, including dividends payable, were exchanged for 16,510,658 newly issued shares of preferred stock. In conjunction therewith, Metalico, Inc. amended and restated its Certificate of Incorporation (Third Amendment) to, among other things, terminate the Class A, B and B2 series of preferred stock, provide for revised terms for the new preferred stock and restate and integrate into a single instrument all of the provisions thereof as so amended. Also included in the Third Amendment were provisions that eliminated the redeemable features of preferred stock and its dividend participation requirements.
Preferred stock rights and privileges include the following:
Preference and ranking: Holders of preferred stock have preferential rights over the common stockholders with regard to dividends and distribution of assets upon a liquidation. Holders of preferred stock also have certain rights to designate and elect directors to the Board of Directors. Prior to the Third Amendment effective date of May 24, 2004, the Class B preferred ranked senior to the Class A preferred as to the payment of dividends and the distribution of assets upon voluntary or involuntary liquidation, dissolution or winding up of the Company.
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

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 12. Capital and Redeemable Stock (Continued)
Conversion features: The preferred stock can be converted, in part or in full, at any time, at the holder’s option, into that number of common shares computed by multiplying the number of shares to be converted by the relevant original issue price and dividing the result by the conversion price then in effect, with such conversion price being $3.00 per share as of December 31, 2005.
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
Class B redeemable features: Prior to the Third Amendment effective date of May 24, 2004, by written notice given any time after May 31, 2006, the holders of at least a majority of the Class B preferred shares had the right to require the Company to redeem all of its outstanding Class B preferred shares for a price per share equal to the fair market value of the Company divided by the number of outstanding shares of common stock (each share of preferred being treated as if converted into common for such calculation). Since the Class B preferred shares were redeemable based on the terms described above prior to May 24, 2004, the Class B preferred stock was reported as redeemable preferred stock outside of the stockholders’ equity section of the Company’s balance sheet.
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
Common stock features include the following:
Redeemable features: Certain holders of common shares have put rights, the exercise of which is outside the Company’s control. The aggregate value of the remaining redemption rights totaled $1,000 and $1,200 at December 31, 2005 and 2004, respectively, which has been reported as redeemable common stock outside of the stockholders’ equity section of the Company’s balance sheet. The remaining put rights as of December 31, 2005, consist of 200,000 shares where the holder has the right to put such shares to the Company at a minimum price of $5.00 after November 18, 2005. Reference should be made to note 24 regarding subsequent events applicable to the redeemable common stock.
Of the common shares, approximately 16,650,000 shares were reserved as of December 31, 2005, for issuance upon the conversion of the preferred stock as described above.
Changes in redeemable preferred and common stock for the years ended December 31, 2005, 2004 and 2003, were as follows:

	2005	2004	2003

Balance, beginning	$1,200	$9,023	$8,673
Issuance of 76,923 shares of Class B preferred stock on conversion of certain stockholder debt to equity	—	—	400
Issuance of 62,500 shares of common stock	—	—	200
Redemption of 37,037 shares of redeemable common stock	—	—	(250)
Conversion of 3,023,704 shares of Class B preferred to New preferred	—	(8,823)	—
Issuance of 200,000 shares of common stock	—	1,000	—
Redemption of 31,250 shares of redeemable common stock	(100)	—	—
Expiration of redemption option on 31,250 shares of redeemable common stock	(100)	—	—

Balance, ending	$1,000	$1,200	$9,023

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 12. Capital and Redeemable Stock (Continued)
Stock purchase warrants: The Company issued common stock purchase warrants in December 2000, representing 30,000 shares of common stock. The stock purchase warrants had an exercise price of approximately $2.92 per share and were exercisable at any time through November 2005. During 2005, 15,000 warrants were exercised in a cashless exchange resulting in the issuance of 1,971 common shares. The remaining 15,000 warrants expiration date was extended to November 2006.
The Company issued common stock purchase warrants to subordinated bank lenders in May 2001, representing 3,624,185 shares of common stock with an exercise price of $0.01 per share. In conjunction with the payoff of the remaining subordinated debt owed to various banks in January 2004, 2,174,511 of the warrants were redeemed for approximately $251. Of the warrants redeemed, $100 was recorded in 2003 since the payoff agreement was effective December 31, 2003. In conjunction with agreements with the banks, 1,449,674 of the warrants were endorsed by the banks to the Company without recourse in 2003 and 2002. As of December 31, 2005 and 2004, none of the warrants issued in 2001 were outstanding.
In conjunction with the issuance of convertible notes to finance a business acquisition (see Note 2), the convertible notes holders were also issued 272,146 of detachable common stock purchase warrants that are exercisable for a period of three years from the date of the convertible note with an exercise price of $4.00 per share.
Note 13. Income Tax Matters
Net deferred tax assets (liabilities), resulting from the differences in the timing of the recognition of certain income and expense items for financial and tax accounting purposes, consisted of the following components as of December 31, 2005 and 2004:

	2005	2004

Deferred tax assets:
Inventories	$264	$375
Accrued liabilities	1,502	1,496
Loss carryforwards	1,271	2,922
Other	—	54

	3,037	4,847
Less valuation allowance	1,201	984

	1,836	3,863

Deferred tax liabilities:
Property and equipment	2,048	2,324
Intangible and other	1,721	1,419

	3,769	3,743

	$(1,933)	$120

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2005 and 2004, as follows:

	2005	2004

Current assets	$358	$646
Long-term assets (liabilities)	(2,291)	(526)

	$(1,933)	$120

Management has recorded a valuation allowance on the net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The increase in the valuation allowance during 2005 is attributable to loss carryforwards for state purposes related to non-operating subsidiaries unlikely to produce future taxable income in order to utilize these loss carryforwards before they expire. Certain of these valuation reserves were established upon business acquisitions and, if reversed in the future, will result in a decrease to goodwill.
Loss carryforwards for state tax purposes as of December 31, 2005, total approximately $42,300 applicable to the various states in which the Company files its tax returns. A valuation allowance has been recorded for approximately 96% of these loss carryforwards applicable to non-operating subsidiaries filing as single entities under applicable state tax laws. The ability of such non-operating subsidiaries to produce future taxable income in order to utilize the loss carryforwards before they expire is unlikely.

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 13. Income Tax Matters (Continued)
     The provision (credit) for income taxes for the years ended December 31, 2005, 2004 and 2003, consisted of the following:

	2005	2004	2003

Continuing operations:
Current	$2,112	$533	$219
Deferred	2,126	2,867	(1,590)

	$4,238	$3,400	$(1,371)

Discontinued operations:
Current	$(404)	$(199)	$—
Deferred	(73)	143	(1,666)

	$(477)	$(56)	$(1,666)

The income tax provision (credit) attributable to income from continuing operations differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2005, 2004 and 2003, due to the following:

	2005	2004	2003

Computed “expected” tax expense (credit)	$3,693	$3,673	$1,219
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	275	273	91
Change in valuation allowance	81	(118)	(2,610)
Other, net	189	(428)	(71)

	$4,238	$3,400	$(1,371)

The total income tax provision (credit) for the years ended December 31, 2005, 2004 and 2003, was $3,761, $3,344 and $(3,037), respectively. Those amounts have been allocated to the following financial statement items:

	2005	2004	2003

Income from continuing operations	$4,238	$3,400	$(1,371)
Discontinued operations	(477)	(56)	(1,666)

	$3,761	$3,344	$(3,037)

Note 14. Stock Based Compensation Plans
In 1997, the Company established the Long-Term Incentive Plan (the Plan). The Plan allows for a number of shares of the Company’s common stock equal to up to 10% of the total authorized amount of common shares to be issued upon the exercise of stock based awards granted to officers, consultants and certain other employees from time to time. The primary purpose of the Plan is to provide additional performance and retention incentives to officers and other key employees by facilitating their purchase of an ownership interest in the Company. The Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Exercise or purchase price per share amounts are generally approved at or above the grant date estimated fair value of the Company’s common stock; however, certain awards issued in 2005 and 2004 included terms with exercise prices below the grant date estimated fair value of the Company’s common stock, and those awards issued resulted in compensation expense recognition at the grant date. Awards issued under the Plan generally vest ratably over two or three years and are exercisable for up to five years from the date of grant.
The Company receives no monetary consideration for the granting of stock based awards pursuant to the Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options.

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 14. Stock Based Compensation Plans (Continued)
In 2004, the Board of Directors approved an Executive Bonus Plan for executive officers to be administered by the Compensation Committee. The Compensation Committee identifies a series of corporate and individual goals annually, and each executive officer is allocated a measure of responsibility for particular goals. Individual incentive awards are based on the achievement of allocated goals and discretionary evaluations of the eligible employees. Awards are contemplated to include a cash payment and stock options to be granted pursuant to the Long-Term Incentive Plan.
Awards issued by the Company through December 31, 2005, consist of options, warrants and stock purchase rights and are fixed plan awards, since the exercise price that a grantee is required to pay upon exercise, and number of shares that a grantee is entitled to receive, are known at the grant date. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants that are fixed plan awards except for 119,917 options issued in 2005 at exercise prices below fair value (from $2.50 to $3.50 per share) and 55,000 options and 100,000 warrants issued in 2004 at exercise prices below fair value (from $.01 to $1.00 per share) that resulted in compensation expense of approximately $83 and $217 for the years ended December 31, 2005 and 2004, respectively.
The fair value of each award was estimated at the grant date using the Black-Scholes method in 2005 and 2004 and the minimum value method in 2003, with the following assumptions for grants: dividend rate of 0% for all years; risk-free interest rates of between 3 and 7%; expected lives of 5 years and a volatility rate of 45% and 35% using a comparable company in 2005 and 2004, respectively, and 0% in 2003.
A summary of the status of the fixed awards at December 31, 2005, 2004 and 2003, and changes during the years ended on those dates is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	375,937	$1.31	352,276	$1.76	227,276	$1.64
Granted	546,200	3.76	185,000	0.66	125,000	2.00
Exercised	(38,462)	0.30	(104,133)	0.64	—	—
Expired	(11,400)	2.65	(57,206)	2.09	—	—

Outstanding at end of year	872,275	2.87	375,937	1.31	352,276	1.76

Exercisable at end of year	365,808		260,067		174,726

Fair value per award of awards granted during the year	$1.13		$1.05		$—
A further summary about awards outstanding at December 31, 2005, was as follows:

	Options and Warrants Outstanding
		Weighted-
		Average
		Remaining
	Number	Contractual	Number
Range of Exercise Prices	Outstanding	Life	Exercisable

0.01	115,000	3.4 years	103,472
1.00	30,000	3.4 years	16,111
2.00	86,250	3.0 years	56,500
2.50	98,325	1.9 years	73,614
3.00	40,000	3.6 years	19,306
3.03	172,950	5.0 years	—
3.50	109,750	4.0 years	35,555
3.53	10,000	5.0 years	—
4.00	15,000	4.1 years	4,583
4.03	25,000	5.0 years	—
4.90	170,000	4.0 years	56,667

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 15. Pension Plans
The Company has four defined-contribution 401(k) pension plans, two for employees not covered by a collective bargaining agreement (Non-union), and the other two for employees at its Granite City, Illinois plant covered by a collective bargaining agreement (Union). The plans offer substantially all employees a choice to elect to make contributions pursuant to salary reduction agreements upon attaining certain age and length-of-service requirements. Under the Non-union plans, the Company may make matching contributions on behalf of the participants of the plan, not to exceed 100% of the amount of each participant’s elective salary deferral, up to a maximum percentage of a participant’s compensation as defined by the plan. Under the Union plans, and in accordance with its labor contract that covers the Company’s union employees at the Granite City, Illinois plant, Company contributions are required based on a specified rate per month. The Company matched participant contributions during 2005, 2004 and 2003, under the Non-union plan at 100% of a participant’s elective salary deferrals, up to a maximum of 4% of a participant’s compensation. The plans also provide a profit sharing component where the Company can make a discretionary contribution to the plans, which is allocated based on the compensation of eligible employees. No profit sharing contributions were made for 2005, 2004 and 2003. Company matching and profit sharing contributions are subject to vesting schedules, and forfeitures are applied to reduce Company contributions. Participants are immediately vested in their elective contributions. 401(k) pension expense for the years ended December 31, 2005, 2004 and 2003, was approximately $423, $272 and $173, respectively.
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
Information relative to this defined benefit pension plan, as of and for the years ended December 31, 2005 and 2004, is presented as follows:
The Company uses a December 31 measurement date for the defined benefit pension plan.

Obligations and Funded Status
	2005	2004

Changes in benefit obligations:
Obligations at beginning of year	$908	$754
Service cost	—	—
Interest cost	56	54
Participant contributions	—	—
Amendments	—	—
Actuarial losses	126	189
Benefits paid	(74)	(89)

Obligations at end of year	$1,016	$908

Changes in plan assets:
Fair value of assets at beginning of year	$674	$720
Actual return on assets	19	43
Company contributions	9	—
Participant contributions	—	—
Benefits paid	(74)	(89)

Fair value of assets at end of year	$628	$674

Funded status (plan assets less than benefit obligations) at end of year	$(388)	$(234)
Amounts not recognized:
Unrecognized net (gain) loss	552	429
Unrecognized prior service cost (benefit)	—	—

Net amount recognized on balance sheet	$164	$195

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 15. Pension Plans (Continued)

	2005	2004

Amounts recognized on balance sheet as:
Prepaid benefit cost	$—	$—
Accrued benefit cost	(388)	(234)
Intangible assets	—	—
Accumulated other comprehensive income	552	429

Net amount recognized on balance sheet	$164	$195

Aggregate accumulated benefit obligation for the defined benefit pension plan	$1,016	$908

Aggregate amounts were:
Projected benefit obligations	$1,016	$908
Accumulated benefit obligations	1,016	908
Fair value of plan assets	628	674

Components of Net Periodic Benefit Cost and Additional Information

Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	56	54
Expected return on plan assets	(48)	(55)
Amortization of prior service cost	—	—
Recognized actuarial (gain) loss	32	21

Net periodic benefit cost	$40	$20

Additional information:
Increase in minimum liability included in other comprehensive income	$123	$304

Assumptions

Weighted-average assumptions used in computing ending obligations:
Discount rate	5.50%	5.75%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used in computing net cost:
Discount rate	5.75%	6.25%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	8.00%	8.00%
The expected long-term rate of return on plan assets for determining net periodic pension cost for each fiscal year is chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various asset categories to the target asset allocation of the defined benefit pension plan, as well as taking into account historical returns.
Using the asset allocation policy as currently in place for the defined benefit pension plan (60% in total equity securities — 45% large/mid cap stocks and 15% small cap stocks; 40% in fixed income securities), the Company determined the expected rate of return at a 50% probability of achievement level based on (a) forward-looking rate of return expectations for passively-managed asset categories over a 20-year time horizon and (b) historical rates of return from 1926 through 2004 for passively-managed asset categories with available data. Applying an approximately 75% / 25% weighting (for conservatism) to the rates determined in (a) and (b), respectively, produced an expected rate of return of 7.65% which was rounded to 8%.

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 15. Pension Plans (Continued)

Plan Assets
	Percentage of Plan Assets at
	December 31,
Asset Category	2005	2004

Equity securities	58%	70%
Debt securities	39%	29%
Other	3%	1%

Total	100%	100%

Cash Flows
The Company expects to contribute approximately $51 to its defined benefit pension plan in the year ending December 31, 2006.
The following benefit payments, are expected to be paid:

Years Ending December 31:	Amount

2006	$72
2007	70
2008	68
2009	68
2010	66
Years 2011-2015	299
Note 16. Lease Commitments
The Company leases administrative and operations space under noncancelable agreements that expire between 2006 and 2010, and require various minimum annual rentals. In addition, certain leases also require the payment of property taxes, normal maintenance, and insurance on the properties. The Company also leases certain vehicles and equipment under noncancelable lease agreements that expire between 2006 and 2010.
The approximate minimum rental commitment as of December 31, 2005, excluding executory costs, is due as follows:

Years Ending December 31:	Amount

2006	$728
2007	366
2008	222
2009	177
2010	74

$1,567

Total rental expense for the years ended December 31, 2005, 2004 and 2003, was approximately $1,280, $1,054 and $753, respectively.
Note 17. Other Commitments and Contingencies
Environmental Remediation Matters
In late May 2005, the Company reached agreement in principle with the U.S. Environmental Protection Agency (the EPA) on the principal terms of a settlement of a claim for the EPA’s costs relating to certain cleanup activities alleged to have involved hazardous substances traced to its inactive General Smelting and Refining, Inc. (GSR) subsidiary. On August 23, 2005, Metalico, Inc., GSR, and another subsidiary, Metalico-College Grove, Inc. (MCG) executed a settlement agreement with the EPA pursuant to which Metalico, Inc., GSR and MCG paid a total sum of $300 to the EPA in exchange for full and complete releases of each company from liability for all past and future response costs related to the College Grove Battery Chip Superfund Site and in satisfaction of the EPA’s claim for approximately $11,871. The settlement became final on November 29, 2005 after the lapse of a comment period and payment by the Company. The Company recorded a $300 charge to discontinued operations related to the settlement during 2005. No accrual for remediation costs had been recorded by the Company previously because it was not able to reasonably estimate the amount of any range of potential obligation for remediation of the Site.

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
In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (TDEC) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of December 31, 2005 and 2004, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $1,017 and $1,216, respectively. Of the $1,017 accrued as of December 31, 2005, approximately $428 is reported as a current liability and the remaining $589 is estimated to be incurred and paid as follows: $63 from 2007 through 2008 and $526 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to completed demolition of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company maintains an escrow fund to accumulate money necessary to pay for estimated future post-closure maintenance costs for the two closed landfills at its former plant at College Grove, Tennessee. These funds of approximately $296 and $219 as of December 31, 2005 and 2004, respectively, are included as a component of other long-term assets in the accompanying balance sheets. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.
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
In September 2002, the EPA issued a notice of potential liability and offer to negotiate for removal action at a site located near GCR where a battery case chips pollutant condition exists on the subject property site. In April 2003, GCR purchased the site from the property owner. In March 2004, GCR signed an Administrative Order on Consent (AOC) with the EPA that included a claim for past response costs of the EPA and required GCR to pay for all future EPA response costs applicable to the site in accordance with the AOC. GCR retained external consultants to perform the remediation and removal actions required by the AOC in 2004, and has estimated its accrued remediation costs applicable thereto. In connection therewith, the Company included approximately $40, and $150 in accrued liabilities applicable to GCR’s outstanding remediation issues attributable to such site as of December 31, 2005 and 2004, respectively, which are included in the accrued remediation total amounts for GCR as noted below.
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
GCR has included an estimate of liability regarding the matters discussed above inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying December 31, 2005 and 2004, balance sheets include approximately $1,680 and $1,473, respectively, applicable to GCR’s various outstanding remediation issues. Of the $1,680 accrued as of December 31, 2005, approximately $790 is reported as a current liability and the remaining $890 is estimated to be incurred and paid as follows: $830 from 2007 through 2008 and $60 thereafter. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 17. Other Commitments and Contingencies (Continued)
In March 2005, GCR received an information request and notice of potential liability from the EPA (the Request and Notice) regarding contamination at a truck dump facility in Seffner, Florida (the Seffner Site) alleged to have occurred in the 1970’s. GCR has previously cleaned certain locations on the Seffner Site at the request of FDEP. The Request and Notice stated among other things that FDEP referred the Seffner Site to the EPA in June of 2004. It further stated that the EPA believes that GCR may have potential liability as a generator of hazardous substances found in the Seffner Site and that the EPA has reason to believe that GCR contributed battery casings to the Seffner Site, and requested additional information from GCR. It also identified, in addition to GCR, five other potentially responsible parties (PRP’s). The Request and Notice did not assert a claim against GCR. GCR delivered the requested information to the EPA on May 3, 2005. The EPA issued a request for additional information about the Seffner Site on May 24, 2005, to which GCR responded on July 22, 2005. Additional correspondence between GCR and the EPA regarding the Seffner Site has transpired during the last six months of 2005. In view of GCR’s past remediation efforts at the Seffner Site, the existence of other known PRPs who may be liable for Seffner Site contamination, and the preliminary nature of the EPA’s inquiry, the Company and its legal counsel are unable to reasonably estimate a range of potential loss/liability, if any, which may be incurred with respect to this matter. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Note 18. Discontinued Operations
During 2003, the Company’s Board of Directors approved a plan for the shutdown of operations and closure of its secondary lead smelting and refining plant in College Grove, Tennessee (Metalico-College Grove, Inc.). The plant was substantially idle during the fourth quarter of 2003 except for certain clean-up activities in connection with its closure and attempts to ready the plant for sale, and the Company was actively marketing the plant for sale. Management recorded depreciation on property and equipment of the plant in 2003 through May 2003 when the decision was made to formally close the plant and recorded an impairment loss on property and equipment of approximately $2,316 in connection with management’s estimate of net realizable value of the remaining property and equipment of the plant. The Company had previously recorded impairment losses on Metalico-College Grove, Inc. goodwill and property and equipment in 1999 and 2000 of significant amounts based on production issues, net losses incurred, and other negative recurring factors applicable to such plant. Reference should be made to Note 9 for the equipment owned by Metalico-College Grove, Inc. reported as property actively marketed for sale in the accompanying December 31, 2005 and 2004 consolidated balance sheets.
The income (loss) from the discontinued subsidiary for the years ended December 31, 2005, 2004 and 2003, consisted of the following:

	2005	2004	2003

Revenue	$—	$—	$4,373
Costs and expenses	1,200	488	9,071

Operating	(1,200)	(488)	(4,698)
Other income (expense)	—	3	160

	$(1,200)	$(485)	$(4,538)

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 19. Segment Reporting
The Company had two operating segments for the years ended December 31, 2005, 2004 and 2003. Reference should be made to Note 18 regarding discontinued operations. The segments are distinguishable by the nature of their operations and the types of products sold. The accounting policies of the operating segments are generally the same as described in Note 1. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Listed below is financial data as of or for the years ended December 31, 2005, 2004 and 2003, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate	Consoli-
	Recycling	and Recycling	and Other	dated
	2005

Revenues from external customers	$87,995	$76,297	$—	$164,292
Operating profit (loss)	9,221	7,566	(4,049)	12,738
Depreciation and amortization expense	2,268	2,036	160	4,464
Interest expense	236	8	2,289	2,533
Total assets	52,790	45,945	2,702	101,437
Capital expenditures on property and equipment acquired in business acquisitions	559	3,183	—	3,742
Capital expenditures on other property and equipment	2,550	1,071	7	3,628
Capital expenditures on goodwill	1,467	70	—	1,537

	2004

Revenues from external customers	$77,733	$37,630	$—	$115,363
Operating profit (loss)	11,975	2,683	(3,593)	11,065
Depreciation and amortization expense	1,528	1,274	149	2,951
Interest expense	153	12	1,628	1,793
Equity in net income of joint venture investee	—	1,124	—	1,124
Total assets	49,895	41,430	1,638	92,963
Capital expenditures on property and equipment acquired in business acquisitions	2,664	3,734	—	6,398
Capital expenditures on other property and equipment	3,155	1,349	108	4,612
Capital expenditures on goodwill	5,824	5,205	—	11,029
Capital expenditures on other intangibles	2,146	1,577	56	3,779

	2003

Revenues from external customers	$38,118	$23,204	$—	$61,322
Operating profit (loss)	3,858	1,423	(1,730)	3,551
Depreciation and amortization expense	1,060	870	138	2,068
Interest expense	35	16	932	983
Equity in net income of joint venture investee	—	756	—	756
Total assets	28,612	24,395	5,024	58,031
Capital expenditures on property and equipment acquired in business acquisitions	600	—	—	600
Capital expenditures on other property and equipment	1,365	917	9	2,291
Capital expenditures on goodwill	1,813	—	—	1,813

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 19. Segment Reporting (Continued)
The Company’s revenue by product line or service for the years ended December 31, 2005, 2004 and 2003, consisted of the following:

	2005	2004	2003

Scrap Metal Recycling
Ferrous metals	$32,574	$33,042	$13,037
Non-ferrous metals	52,968	41,329	25,081
Scrap handling	2,453	3,362	—

	87,995	77,733	38,118

Lead Fabrication and Recycling
Fabricating	67,174	26,931	13,423
Smelting	5,281	5,902	2,756
Tolling	3,842	4,797	7,025

	76,297	37,630	23,204

	$164,292	$115,363	$61,322

Note 20. Statements of Cash Flows Information
The Company made (received) net cash payments for income and franchise taxes of approximately $2,195, $163 and $185 (net of refunds $42, $146 and $46) and for interest of approximately $2,463, $2,004 and $788 during the years ended December 31, 2005, 2004 and 2003, respectively.
The following describes the Company’s noncash investing and financing activities:

	2005	2004	2003

Net assets acquired in business acquisitions (see Note 2)	$2,220	$20,484	$2,600
Issuance of short and long-term debt for business acquisition	1,000	1,935	1,157
Issuance of redeemable common stock for business acquisition	—	1,000	200
Issuance of common stock on debt conversion	3,850	870	—
Issuance of common stock in exchange for warrants exercised	44	—	—
Debt payoff in exchange for proceeds from sale of equipment	199	—	—
Issuance of common stock on accounts payable conversion	—	62	—
Issuance of common stock for note receivable	—	10	—
Discount on debt issued	—	500	—
Redemption of redeemable common stock in exchange for accounts payable	—	—	63
Redemption of common stock warrants in exchange for accounts payable	—	—	100
Increase (decrease) in minimum pension liability adjustment	123	304	(28)
Note 21. Fair Value of Financial Instruments
Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts disclosed do not represent the underlying value of the Company.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and cash equivalents, trade receivables, accounts payable and accrued liabilities: The carrying amounts approximate the fair value due to the short maturity of these instruments.

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 21. Fair Value of Financial Instruments (Continued)
Notes payable and long-term debt: The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.
Redeemable common stock: The carrying amount approximates the fair value based on redemption amount requirements and the relative short term applicable to such instruments.
Other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the trained work force, customer goodwill and similar items.
Note 22. Earnings Per Share
Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income from continuing operations available to common stockholders	$6,312	24,133,406	$0.26

Effect of Dilutive Securities
Common stock warrants	—	89,675
Options and rights	—	94,007

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$6,312	24,317,088	$0.26

	Year Ended December 31, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$7,093
Less preferred stock dividends	(734)

Basic EPS
Income from continuing operations available to common stockholders	6,359	16,021,575	$0.40

Effect of Dilutive Securities
Common stock warrants	—	126,431
Options and rights	—	114,566
Convertible notes	—	505,012
Dividends payable	—	1,141,249
Convertible preferred stock	734	4,947,546

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$7,093	22,856,379	$0.31

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 22. Earnings Per Share (Continued)

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

Note 23. Pending Adoption of Accounting Standards
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
The applicable common stock discussed in Note 12 becomes mandatorily redeemable upon the election by the holder, which constitutes a conditional obligation. If the holder exercises the election, the obligation is no longer conditional. Accordingly the provisions of Statement 150 would then apply, which would require that a liability be recorded for the fair value of the stock.
The application of Statement 150 to the redeemable common stock is deferred indefinitely pending further FASB action. At such time as the deferral of Statement 150 is rescinded and, assuming that the Statement is not modified, the Statement will be applicable to the common stock as referred to in the preceding paragraph.
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

Metalico, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 23. Pending Adoption of Accounting Standards (Continued)
FASB Statement No. 123 (revised 2004), Share-Based Payment: In December 2004, the FASB published Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R) or the Statement). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.
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
The Company is required to apply FAS 123(R) in the 1st quarter of 2006.
FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.
Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. The impact of this Statement on the Company in the year ending December 31, 2006, and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs for the Company as disclosed in Note 1, have been calculated using the Black-Scholes option pricing model. The Company intends to use the Black-Scholes option pricing model for future awards.
Note 24. Subsequent Events
On February 10, 2006, the Company entered into an agreement with the holder of the shares of its redeemable common stock. Under the terms of the holder’s original put rights, the Company was required to redeem the 200,000 shares for their carrying value of $1,000, a rate of $5.00 per share. In lieu of receiving the $5.00 per share redemption price from the Company, the holder agreed to liquidate his shares in the public trading market. In consideration of the holder’s forbearance from exercising the put rights, the Company has agreed to pay the holder the shortfall, if any, between the proceeds received by the holder from market sales of the stock and $5.00 per share. Additionally, the Company is required to pay interest monthly at 7% per annum on the unliquidated balance determined by multiplying the number of shares yet unsold by $5.00.
On March 10, 2006, the Company signed a non-binding letter of intent to acquire substantially all of the operating assets and business operations, net of certain assumed liabilities, of an automobile shredding corporation and its related materials transportation corporation serving the greater Rochester, New York market. The proposed purchase price will be finalized after completion of negotiations, due diligence and satisfaction of certain conditions. The transaction is targeted for closing by the end of the second quarter of 2006. In the event a final agreement among the parties is not entered into on or before August 1, 2006, any party may terminate the letter of intent without further obligation to any other party upon delivery of written notice.
On March 13, 2006, Metalico Syracuse, Inc., a subsidiary of Metalico, Inc. formed in January 2006, entered into a Purchase Agreement to acquire certain real property in DeWitt, New York to be used for scrap and aluminum smelting operations. The transaction is targeted to close by March 31, 2006, but is subject to certain conditions that could affect the purchase price and extend closing into the second quarter.
As described in Note 11, the Company is generally restricted from entering into business acquisition transactions without written consent of its primary lender. In the opinion of management, such consent is expected to be obtained with respect to the two proposed business acquisitions described above.