Form 10-Q
period 2006-03-31
METALICO INC
filed 2006-05-02
CIK 1048685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Metalico, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-32453	52-2169780
( State or other jurisdiction of	(Commission file number)	(I.R.S. Employer Identification No.)
incorporation or organization)

186 North Avenue East Cranford, NJ	07016	(908) 497-9610
(Address of Principal Executive Offices)	(Zip Code)	(Registrant’s Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated filer            ☐                      Accelerated filer            ☐                      Non-accelerated filer            ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☑
Number of shares of Common stock, par value $.001, outstanding as of April 28, 2006: 8,382,725 (24,643,383 assuming the conversion of all of the Company’s outstanding preferred stock into common)

METALICO, INC.
Form 10-Q Quarterly Report

PART I
Item 1.	Unaudited Condensed Consolidated Financial Statements.	Page 2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	Page 12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	Page 16
Item 4.	Controls and Procedures.	Page 17

PART II
Item 1.	Legal Proceedings.	Page 18
Item 1A.	Risk Factors.	Page 18
Item 6.	Exhibits.	Page 18
Form of Amendment to Convertible Notes
Certification of Chief Executive Officer
Certification of Chief Financial Officer
1350 Certification of Chief Executive Officer
1350 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005

	(Unaudited)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$646	$1,857
Trade receivables, net	21,655	19,616
Inventories	18,958	16,273
Prepaid expenses and other	899	1,108
Deferred income taxes	433	358

Total Current Assets	42,591	39,212

Property and Equipment, net	28,696	28,178

Goodwill	29,067	29,067

Other Intangibles and Other Assets, net	3,831	4,157

Property Actively Marketed for Sale, net	823	823

Total Assets	$105,008	$101,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt due related parties	$750	$1,600
Other short-term debt	2,674	2,854
Current maturities of long-term debt due related parties	1,024	1,013
Current maturities of other long-term debt	5,789	5,559
Accounts payable	9,741	7,847
Accrued expenses	4,329	4,308
Income taxes payable	860	—

Total Current Liabilities	25,167	23,181

Long-Term Liabilities
Other long-term debt, less current maturities	17,596	18,292
Accrued and other	1,662	1,662
Deferred income taxes	2,336	2,291

Total Long-Term Liabilities	21,594	22,245

Total Liabilities	46,761	45,426

Redeemable Common Stock	—	1,000

Stockholders’ Equity
Capital Stock
Preferred	39,132	39,132
Common	8	8
Additional paid-in capital	15,785	15,371
Retained earnings	3,874	1,052
Accumulated other comprehensive income (loss) — unrecognized pension costs	(552)	(552)

	58,247	55,011

Total Liabilities and Stockholders’ Equity	$105,008	$101,437

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)
	($ thousands, except share data)
Revenue	$50,708	$40,852

Costs and expenses
Operating expenses	41,369	33,318
Selling, general, and administrative expenses	3,210	3,154
Depreciation and amortization	1,090	1,101

	45,669	37,573

Operating income	5,039	3,279

Financial and other income (expense)
Interest expense	(597)	(871)
Other	18	14

	(579)	(857)

Income from continuing operations before income taxes	4,460	2,422

Provision for federal and state income taxes	1,605	799

Income from continuing operations	2,855	1,623
Discontinued operations, net	(33)	(20)

Net income	$2,822	$1,603

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.12	$0.07
Discontinued operations, net	—	—

Net income	$0.12	$0.07

Diluted:
Income from continuing operations	$0.11	$0.07
Discontinued operations, net	—	—

Net income	$0.11	$0.07

Weighted Average Common Shares Outstanding:
Basic	24,483,383	23,105,311

Diluted	25,979,795	26,084,039

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$2,822	$1,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,111	1,145
Amortization of notes payable discounts	21	261
Deferred income taxes	(30)	646
Provision for doubtful accounts receivable	133	—
Net gain on sale and disposal of property and equipment	4	—
Non-cash compensation and related charges	86	7
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Receivables	(2,172)	162
Inventories	(2,685)	163
Prepaid expenses and other	209	90
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	2,103	(1,246)

Net cash provided by operating activities	1,602	2,831

Cash Flows from Investing Activities
Proceeds form sale of property and equipment	17	—
Purchase of property and equipment	(1,519)	(3,963)
(Increase) decrease in other assets	195	(258)
Cash paid for business acquisitions	—	(40)

Net cash used in investing activities	(1,307)	(4,261)

Cash Flows from Financing Activities
Net payments under revolving lines-of-credit	(899)	(129)
Proceeds from other borrowings	803	2,314
Principal payments on other borrowings	(1,410)	(697)

Net cash (used) provided by financing activities	(1,506)	1,488

Net (decrease) increase in cash and cash equivalents	(1,211)	58
Cash and cash equivalents:
Beginning	1,857	734

Ending	$646	$792

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
   Business
     Metalico, Inc. and subsidiaries (the Company) operates in primarily two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals. The Company’s operating facilities as of March 31, 2006, included six scrap metal recycling facilities located in Western New York, five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois and a secondary lead smelting and refining plant located in Tampa, Florida. The Company markets its products on a national basis.
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
     Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K as filed with the SEC.
Note 2 — Inventories
     Inventories as of March 31, 2006 and December 31, 2005, were as follows:

	March 31,	December 31,
	2006	2005
Raw materials	$7,486	$5,713
Finished goods and work in progress	4,041	3,655
Ferrous scrap metal	2,181	2,498
Non-ferrous scrap metal	5,250	4,407

	$18,958	$16,273

Note 3 — Short and Long-Term Debt
     In March 2006, the Company repaid, in cash, $850 of the short-term unsecured demand notes payable to related parties (officer-stockholders). At March 31, 2006, a balance of $750 remained outstanding to these related parties.
Note 4 — Stock Options and Stock Based Compensation
     In 1997, the Company established the Long-Term Incentive Plan (the Plan). The Plan allows for a number of shares of the Company’s common stock equal to up to 10% of the total authorized amount of common shares to be issued upon the exercise of stock based awards granted to officers, consultants and certain other employees from time to time. The primary purpose of the Plan is to provide additional performance and retention incentives to officers and other key employees by facilitating their purchase of an ownership interest in the Company. The Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Exercise or purchase price per share amounts are generally approved at or above the grant date fair value of the Company’s common stock; however, certain awards issued in 2005 and 2004 included terms with exercise prices below the grant date fair value of the Company’s common stock. Awards issued under the Plan generally vest ratably over two or three years and are exercisable for up to five years from the date of grant. The Company receives no monetary consideration for the granting of stock based awards pursuant to the Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options.
     In 2004, the Board of Directors approved an Executive Bonus Plan for executive officers to be administered by the Compensation Committee. The Compensation Committee identifies a series of corporate and individual goals annually, and each executive officer is allocated a measure of responsibility for particular goals. Individual incentive awards are based on the achievement of allocated goals and discretionary evaluations of the eligible employees. Awards are contemplated to include a cash payment and stock options to be granted pursuant to the Long-Term Incentive Plan. Awards issued by the Company through December 31, 2005, consist of options, warrants and stock purchase rights.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified prospective application transition method. As described in Note 23 of the December 31, 2005 Consolidated Financial Report, SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the modified prospective method, we have recorded compensation cost for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption (using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes). Since we have chosen the modified prospective application transition method, the financial statements for the prior interim period have not been restated.
     SFAS No. 123R requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of compensation expense reflected in its financial statements as a cash inflow from financing activities in its statement of cash flows rather than as an operating cash flow as in prior periods.
     A summary of the status of our awards as of and for the three months ended March 31, 2006, is presented in the table below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	872,275	$2.87
Granted	—	—
Exercised	—	—
Forfeited or Expired	(20,000)	$2.50

Outstanding at March 31, 2006 (a)	852,275	$2.88

Exercisable at March 31, 2006 (a)	396,661

     (a) Stock options outstanding and exercisable as of March 31, 2006 have a weighted average contractual term of 3.6 years and an aggregate intrinsic value of $706 and will be recognized as compensation expense through the year end 2008.
     For the three months ended March 31, 2006, we have recorded pre-tax compensation expense of $86. Typically, a majority of employee stock grants are made at the end of each fiscal year. Pending additional grants during the year, it is estimated that the expense in each of the subsequent quarters of 2006 will approximate the amount recorded in the 2006 first quarter.

     The change from applying the original provisions of SFAS No. 123 to applying SFAS No. 123R for the three months ended March 31, 2006, resulted in additional compensation expense of $64, a reduction in tax expense of $25 resulting in a reduction in net income of $39, and no change to our cash flows. There was no change in basic and diluted earnings per share due to the change.
     Prior to January 1, 2006 as permitted under generally accepted accounting principles, grants under those plans were accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost was recognized for grants that are fixed plan awards except for options and warrants issued at exercise prices below fair value. This resulted in compensation expense of approximately $7 for the three months ended March 31, 2005. Had compensation cost for all of the stock-based compensation awards been determined based on the grant date fair values of awards (the method described in SFAS No. 123), reported net income would have been reduced to the pro forma amounts shown below:

Three Months
Ended
March 31, 2005
Net Income
As Reported	$1,603
Pro Forma	$1,591
Earnings per share on income from continuing operations stockholders
As Reported
Basic	0.07
Diluted	0.07
Proforma
Basic	0.07
Diluted	0.07
     The fair value of each award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants: dividend rate of 0%; risk-free interest rates of between 3 and 7% based on the U.S. Treasury yield curve in effect at the time of the grant; expected lives of 5 years and a volatility rate of 35% using a comparable company.
Note 5 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations, by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible preferred stock. The following is a reconciliation of the numerators and denominators used in computing EPS:

	Three Months Ended March 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations.	$2,855	24,483,383	$0.12

Effect of Dilutive Securities
Common stock warrants	—	93,568
Options and rights	—	42,113
Convertible notes	61	1,360,731

Diluted EPS
Income from continuing operations plus assumed conversions	$2,916	25,979,795	$0.11

	Three Months Ended March 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations	$1,623	23,105,311	$0.07

Effect of Dilutive Securities
Common stock warrants	—	89,763
Options and rights	—	159,345
Convertible notes	283	2,729,620

Diluted EPS
Income from continuing operations plus assumed conversions	$1,906	26,084,039	$0.07

Note 6 — Commitments and Contingencies
Environmental Remediation Matters
     Metalico, Inc. began operations in Tennessee by acquiring General Smelting & Refining, Inc. (GSR) in 1997. Operations ceased at GSR in December 1998, and thereafter it commenced closure activities. Metalico, Inc. incorporated Metalico-College Grove, Inc. (MCG) in July 1998 as another wholly-owned subsidiary and later in 1998 MCG purchased substantially all of the net assets of GSR inclusive of a new plant that was constructed (and completed in 1998) adjacent to the GSR plant originally acquired. Secondary lead smelting and refining operations in Tennessee have been conducted thereafter by MCG.
     In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (TDEC) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of March 31, 2006 and December 31, 2005, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $641 and $1,017, respectively. Of the $641 accrued as of March 31, 2006, approximately $52 is reported as a current liability and the remaining $589 is estimated to be incurred and paid as follows: $63 from 2007 through 2008 and $526 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to completed demolition of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company maintains an escrow fund to accumulate money necessary to pay for estimated future post-closure maintenance costs for the two closed landfills at its former plant at College Grove, Tennessee. These funds of approximately $201 and $296 as of March 31, 2006 and December 31, 2005, respectively, are included as a component of other long-term assets in the accompanying balance sheets. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.
     Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (GCR), is a party to four consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation has been completed. At this time, on-going compliance requirements for identified on-site contamination are met under the Resource Conservation Recovery Act (RCRA) and the Hazardous Solid Waste Act (HSWA) permit that was issued to GCR in January 2000. The Company incurs annual costs for monitoring environmental conditions under the orders and for the maintenance of a letter of credit supporting oversight of an off-site location in Hillsborough County, Florida. The Company does not consider these annual costs to be material.
     The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.
     The Company has various other environmental liability exposure issues at GCR, including on-site and other off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying March 31, 2006 and December 31, 2005, balance sheets include approximately $1,577 and $1,680, respectively, applicable to GCR’s various outstanding remediation issues. Of the $1,577 accrued as of March 31, 2006, approximately $687 is reported as a current liability and the remaining $890 is estimated to be incurred and paid as follows: $830 from 2007 through 2008 and $60 thereafter. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.
     In March 2005, GCR received an information request and notice of potential liability from the EPA (the Request and Notice) regarding contamination at a facility in Seffner, Florida (the Seffner Site) alleged to have occurred in the 1970’s. GCR has previously cleaned certain locations on the Seffner Site at the request of FDEP. The Request and Notice stated among other things that FDEP referred the Seffner Site to the EPA in June of 2004. It further stated that the EPA believes that GCR may have potential liability as a generator of hazardous substances found in the Seffner Site and that the EPA has reason to believe that GCR contributed battery casings to the Seffner Site, and it also requested additional information from GCR. It also identified, in addition to GCR, five other potentially responsible parties (PRP’s). The Request and Notice did not assert a claim against GCR. GCR delivered the requested information to the EPA on May 3, 2005. The EPA issued a request for additional information about the Seffner Site on May 24, 2005, to which GCR responded on July 22, 2005. Additional correspondence between GCR and the EPA regarding the Seffner Site has transpired during the last six months of 2005. In view of GCR’s past remediation efforts at the Seffner Site, the existence of other known PRPs who may be liable for Seffner Site contamination, and the preliminary nature of the EPA’s inquiry, the Company and its legal counsel are unable to reasonably estimate a range of potential loss/liability, if any, which may be incurred with respect to this matter. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Note 7 — Segment Reporting
     The Company had two operating segments for the three months ended March 31, 2006 and 2005. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Listed below is financial data as of or for the three months ended March 31, 2006 and 2005, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated

	March 31, 2006
Revenues from external customers	$27,488	$23,220	$—	$50,708
Operating income (loss)	3,918	2,124	(1,003)	5,039
Total assets	55,131	48,492	1,385	105,008

	March 31, 2005
Revenues from external customers	$21,942	$18,910	$—	$40,852
Operating income (loss)	2,230	1,902	(853)	3,279
Total assets	47,321	46,955	800	95,076
Note 8 — Subsequent Events
     On April 11, 2006, but effective as of April 10, 2006, the Company amended its secured revolving credit facility with its primary lender. The amendment provides for the activation of an additional $7,500 in borrowing availability, subject to the existing borrowing base formula, increasing the maximum amount available under the loan agreement to $35,000. The amendment also provides for the issuance of a new term loan under the loan agreement in the principal amount of $1,260, included in the maximum available amount stated above but maturing on April 10, 2007, and consents to the acquisition of certain real property near Syracuse, New York and the potential sale of certain other assets of the Company. The remaining material terms of the secured revolving credit facility remain unchanged by the amendment.
     On April 14, 2006, the Company purchased certain property for $1.8 million in the Syracuse, New York area. The Company plans to open a new comprehensive scrap processing facility to serve the Syracuse and Central New York market. The new facility will be operated by Metalico Syracuse, Inc., a subsidiary of the Company, and will provide ferrous and non-ferrous scrap handling services to existing industrial accounts and other generators, auto wreckers, dealers and peddlers of scrap metal. It will also serve as a key buying center for auto hulks and light iron expected to be transported to a shredder located near Rochester, New York. Metalico previously announced plans to acquire this shredder. The Company also plans to conduct extensive aluminum processing activities at the site, including crushing, drying and smelting aluminum utilizing a reverb furnace technology to produce deoxidizing aluminum cones and shot which will be marketed to the steel-making industry. The Company plans to relocate its existing Lackawanna de-ox production operation to the Syracuse location.
     Between November 18, 2004 and December 15, 2004, the Company closed a limited private offering of convertible debt to unaffiliated third party accredited investors and certain related parties evidenced by a subordinated unsecured convertible promissory note (each, a “November Convertible Note”) issued to each investor in the principal amount of the funds provided by such noteholder. Interest accrues under the notes at a rate of 7% per annum, payable monthly. Principal is due in full at maturity on the second anniversary of the date of such holder’s respective November Convertible Note. Each noteholder also has the option of converting the principal amount of his or her note to shares of Metalico, Inc. common stock at a rate of $3.25 per share at any time until the day before maturity. The outstanding principal balance of the November Convertible Notes will automatically convert to shares of Metalico, Inc. common stock at the conversion price of $3.25 per share under circumstances more fully described in the November Convertible Notes. Effective as of April 18, 2006, the November Convertible Notes were amended to permit conversions of less than the full principal amount of each such note at the request of the respective individual noteholder. A copy of the form of Amendment executed by the noteholders is attached to this Quarterly Report as Exhibit 10.17.
     On April 25, 2006, the Company entered into an asset purchase agreement to sell a substantial portion of the net assets and business operations of Gulf Coast Recycling, Inc. (GCR), our lead smelting facility located in Tampa, Florida. The Company had determined that operation of a secondary lead smelter is not a core function of its lead fabrication segment but intends to maintain its position as a lead fabricator. The purchase price includes an assumption of GCR liabilities identified in the asset purchase agreement but GCR will retain liability for certain specified preexisting environmental conditions. Closing of this transaction is expected by the end of the second quarter of 2006. The Company expects to record a gain on the transaction. A subsidiary of the Company, Mayco Industries, Inc., will enter into a long-term lead purchasing agreement with an affiliate of the buyer concurrently with the closing of the transaction as a condition of closing.

     This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metalico, Inc. (herein, “Metalico,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2005, as the same may be amended from time to time.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“Annual Report”).
  General
     We operate primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”) and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals (“Lead Fabrication and Recycling”). The Scrap Metal Recycling segment includes scrap metal recycling yards located in Buffalo, Rochester, and Niagara Falls, New York, and an aluminum de-ox plant and a scrap handling company each located in Lackawanna, New York.
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
  Valuation of Long-lived Assets and Goodwill
     We regularly review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future discounted cash flows. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.
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
  Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $581,000 and $553,000 at March 31, 2006 and December 31, 2005, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication and Recycling segment:

	Revenues
	March 31, 2006			March 31, 2005

	($, pounds and tons in thousands)
		Net			Net
	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	48.3	$11,420	22.5	39.6	$9,263	22.7
Non-ferrous metals (lbs.)	17,826	16,068	31.7	16,459	12,679	31.0

Total Scrap Metal Recycling		27,488	54.2		21,942	53.7

	Revenues
	March 31, 2006			March 31, 2005

	($, pounds and tons in thousands)
		Net			Net
	Weight	Sales	%	Weight	Sales	%

Lead Fabrication and Recycling
Fabricating (lbs.)	20,741	19,719	38.9	18,844	17,264	42.2
Smelting (lbs.)	9,093	3,501	6.9	6,430	1,646	4.1

Total Lead Fabrication and Recycling	29,834	23,220	45.8	25,274	18,910	46.3

Total Revenue		$50,708	100.0		$40,852	100.0

     The following table sets forth information regarding average Metalico selling prices for the past five quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average
	Ferrous	Non-Ferrous	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb.
March 31, 2006	$236	$0.90	$0.78
December 31, 2005	$214	$0.75	$0.72
September 30, 2005	$196	$0.75	$0.70
June 30, 2005	$178	$0.78	$0.71
March 31, 2005	$234	$0.77	$0.75
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Consolidated net sales increased by $9.8 million, or 24.0%, to $50.7 million for the three months ended March 31, 2006 compared to consolidated net sales of $40.9 million for the three months ended March 31, 2005. The Company reported increases in sales volume in all segments of the business representing $5.6 million of the increase. The remaining $4.2 million increase in consolidated sales was attributable to an increase in average metal selling prices.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $2.1 million, or 22.6%, to $11.4 million for the three months ended March 31, 2006, compared to $9.3 million for the three months ended March 31, 2005. The increase was primarily attributable to additional volume sold of 8,700 tons, or 22.0%, amounting to $2.0 million accompanied by a slight increase in average selling prices of approximately $111,000. The average selling price for ferrous products was approximately $236 per ton for the three months ended March 31, 2006 compared to $234 per ton for the three months ended March 31, 2005.
Non-Ferrous Sales
     Non-ferrous sales increased by $3.4 million, or 26.8%, to $16.1 million for the three months ended March 31, 2006, compared to $12.7 million for the three months ended March 31, 2005. The increase was due to higher average selling prices and higher sales volumes. The average selling price for non-ferrous products was approximately $0.90 per pound for the three months ended March 31, 2006 compared to $0.77 per pound for the three months ended March 31, 2005, an increase of approximately 16.9%. The increase in selling prices accounted for approximately $2.3 million of the total increase in non-ferrous sales. An increase in sales volume of approximately 1.4 million pounds, or 8.3%, contributed $1.1 million to the total increase in sales of non-ferrous products.
Lead Fabrication and Recycling
     Sales in our Lead Fabrication and Recycling segment increased by $4.3 million, or 22.8%, to $23.2 million for the three months ended March 31, 2006 compared to $18.9 million for the three months ended March 31, 2005. Our lead fabrication operations provided a $2.4 million increase in sales accompanied by a $1.9 million sales increase in smelting operations. The total the increase in sales in our lead fabrication operations is the result of a $2.5 million increase in sales volume and a $1.8 million increase in average selling prices.

Lead Fabrication
     Lead fabrication sales increased by $2.4 million, or 13.9%, to $19.7 million for the three months ended March 31, 2006 compared to $17.3 million for the three months ended March 31, 2005. The increase was attributable to additional volume sold of 1.9 million pounds, or 10.1%, amounting to $1.8 million accompanied by an increase in average selling prices of approximately $638,000. The average selling price for finished lead products was approximately $0.95 per pound for the three months ended March 31, 2006 compared to $0.92 per pound for the three months ended March 31, 2005.
Lead Smelting
     Refined lead sales in our smelting operations increased by $1.9 million, or 119% to $3.5 million for the three months ended March 31, 2006 compared to $1.6 million for the three months ended March 31, 2005. The increase was attributable to a $718,000 increase in sales volume and a $1.2 million increase due to higher average selling prices. Benefiting from a better mix of product sold, the average selling price for refined lead increased approximately $0.12 per pound, or 46.2%, from $0.26 for the three months ended March 31, 2005 to $0.38 for the three months ended March 31, 2006.
Operating Expenses
     Operating expenses increased by $8.1 million, or 24.0%, to $41.4 million for the three months ended March 31, 2006 compared to $33.3 million for the three months ended March 31, 2005. The increase in dollars was due a $6.5 million increase in the cost of purchased metals and a $1.6 million increase in other operating expenses which include increases in the following costs: wages and benefits of $647,000, production and fabricating supplies of $331,000, freight charges of $295,000, energy costs of $174,000 and vehicle maintenance of $129,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $56,000 to $3.2 million, or 6.3% of sales, for three months ended March 31, 2006, compared to $3.2 million, or 7.7% of sales, for three months ended March 31, 2005. The Company has been able to keep selling, general and administrative expenses relatively stable despite the increase in sales over the previous comparable period.
Depreciation and Amortization
     Depreciation and amortization expenses remained flat at $1.1 million, or 2.1% of sales, for the three months ended March 31, 2006 compared to $1.1 million or 2.7% of sales for the three months ended March 31, 2005.
Operating Income
     Operating income for three months ended March 31, 2006 increased by $1.7 million or 51.5% from $3.3 million for three months ended March 31, 2005 to $5.0 million for the three months ended March 31, 2006 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $597,000 or 1.2% of sales for the three months ended March 31, 2006 compared to $871,000 or 2.1% of sales for the three months ended March 31, 2005. The reduction in interest expense in the current period was due to the expensing of approximately $280,000 in discounts in the previous year period related to the Company’s convertible notes and lower average borrowings partially offset by higher interest rates.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 8.15% for the three month period ending March 31, 2006 as compared to 6.14% for the three month period ending March 31, 2005.
Income Taxes
     For the three months ended March 31, 2006, the Company recognized income tax expense of $1.6 million, resulting in an effective income tax rate of approximately 36%. For the three months ended March 31, 2005, the Company recognized income tax expense of $799,000 resulting in an effective income tax rate of approximately 33%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the three months ended March 31, 2006, our operating activities generated net cash of $1.6 million compared to net cash generated of $2.8 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, operating cash was produced by net income of $2.8 million, non-cash items of depreciation and amortization of $1.1 million and other non-cash items of $214,000 partially offset by a $2.5 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $2.2 million due to higher sales and an increase in inventory balances. These items were partially offset by an increase in accounts payable, accrued expenses and income taxes payable of $2.1 million and prepaid items of $209,000. For the three months ended March 31, 2005, operating cash was generated by net income of $1.6 million, increased by non-cash items of depreciation and amortization of $1.4 million and deferred income taxes of $646,000 partially offset by a $831,000 change in working capital components. The changes in working capital components include a decrease in accounts payable, accrued expenses and income taxes payable of $1.2 million partially offset by decreases in accounts receivable of $162,000, inventories of $163,000 and prepaid items of $90,000.
     We used $1.3 million in net cash for investing activities for the three months ended March 31, 2006 compared to using net cash of $4.3 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, we purchased $1.5 million in equipment and capital improvements offset by changes in other assets of $195,000 and proceeds from the sale of property and equipment of $17,000. During the three months ended March 31, 2005, we purchased the underlying real estate for Mayco’s Birmingham, Alabama lead fabrication plant, for $3.2 million and other equipment and capital improvements for a total of $4.0 million and increases in other assets and goodwill totaling approximately $298,000.
     During the three months ended March 31, 2006, we used $1.5 million of net cash in financing activities compared to $1.5 million of net cash generated during the three months ended March 31, 2005. For the three months ended March 31, 2006 total debt repayments totaled $2.3 million offset by new borrowings of $803,000 primarily for the purchase of equipment and capital improvements. For the three months ended March 31, 2005, total borrowings amounted to $2.3 million used primarily to finance the acquisition of Mayco’s lead fabrication plant in Birmingham, Alabama as well as for other equipment purchases. Total debt repayments in the three months ended March 31, 2005 totaled $826,000.
Future Capital Requirements
     We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by borrowings available under the loan agreement with our primary lender and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. However, we may need additional funds to meet our long-term strategic objectives, including to complete potential acquisitions. The options available to fund potential acquisitions include seller notes, notes convertible to equity and both private and public equity financings. We have no commitments for any future funding and there can be no assurance that we will be able to obtain additional funding in the future through debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing, if available, may be dilutive to stockholders, and debt financing may involve significant restrictive covenants.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments.
  Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2006, variable rate borrowings mainly consisted of outstanding borrowings of $16.7 million under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Assuming our average variable borrowings during a fiscal year were to equal the outstanding borrowings under our senior secured credit facility as of March 31, 2006, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $167,000 per year, with a corresponding change in cash flows.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of March 31, 2006 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(b) Changes in internal controls over financial reporting.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ending March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our results of operations or financial condition. A description of matters in which we are currently involved is set forth at Item 3 of our Annual Report on Form 10-K for 2005.
Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.
Item 6. Exhibits.
     The following exhibits are filed herewith:
10.17	Form of Amendment, effective April 18, 2006, to Convertible Notes dated as of November 18, 2004 and thereafter issued by Metalico, Inc. as maker to various Noteholders

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)

Date: May 2, 2006	By:	/s/ CARLOS E. AGÜERO

Carlos E. Agüero Chairman, President and Chief Executive Officer

Date: May 2, 2006	By:	/s/ ERIC W. FINLAYSON

Eric W. Finlayson Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)