Form 10-Q
period 2006-06-30
METALICO INC
filed 2006-07-26
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Metalico, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-32453	52-2169780
(State or other	(Commission file number)	(I.R.S. Employer Identification No.)
jurisdiction of
incorporation or
organization)

186 North Avenue East
Cranford, NJ	07016	(908) 497-9610
(Address of Principal	(Zip Code)	(Registrant’s Telephone Number)
Executive Offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Number of shares of Common stock, par value $.001, outstanding as of July 24, 2006: 9,866,946 (24,996,346 assuming the conversion of all of the Company’s outstanding preferred stock into common stock)

METALICO, INC.
Form 10-Q Quarterly Report

PART I

Item 1.	Unaudited Condensed Consolidated Financial Statements.	Page 2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	Page 13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	Page 19
Item 4.	Controls and Procedures.	Page 20

PART II

Item 1.	Legal Proceedings.	Page 20
Item 1A.	Risk Factors.	Page 20
Item 4	Submission of Matters to a Vote of Security Holders.	Page 20
Item 6.	Exhibits.	Page 21
Form of Employee Incentive Stock Option Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,743	$1,857
Trade receivables, net	25,056	19,616
Inventories	18,920	16,273
Prepaid expenses and other	1,482	1,108
Deferred income taxes	377	358

Total Current Assets	47,578	39,212

Property and Equipment, net	26,787	28,178

Goodwill	29,067	29,067

Other Intangibles and Other Assets, net	4,154	4,157

Property Actively Marketed for Sale, net	136	823

Total Assets	$107,722	$101,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term debt due related parties	$750	$1,600
Other short-term debt	2,513	2,854
Current maturities of long-term debt due related parties	1,027	1,013
Current maturities of other long-term debt	4,871	5,559
Accounts payable	9,923	7,847
Accrued expenses	3,588	4,308
Income taxes payable	698	—

Total Current Liabilities	23,370	23,181

Long-Term Liabilities
Long-term debt, less current maturities	16,497	18,292
Accrued and other	869	1,662
Deferred income taxes	3,637	2,291

Total Long-Term Liabilities	21,003	22,245

Total Liabilities	44,373	45,426

Redeemable Common Stock	—	1,000

Stockholders’ Equity
Capital Stock
Preferred	37,636	39,132
Common	9	8
Additional paid-in capital	19,060	15,371
Retained earnings	6,996	1,052
Accumulated other comprehensive income (loss) — unrecognized pension costs	(352)	(552)

	63,349	55,011

Total Liabilities and Stockholders’ Equity	$107,722	$101,437

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2006 and 2005

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(Unaudited)
	($ thousands, except per share data)

Revenue	$57,308	$38,468	$104,539	$77,675

Costs and expenses
Operating expenses	46,126	31,823	84,463	63,933
Selling, general and administrative expenses	3,511	2,738	6,544	5,707
Depreciation and amortization	988	987	1,939	1,957

	50,625	35,548	92,946	71,597

Operating income	6,683	2,920	11,593	6,078

Financial and other income (expense)
Interest expense	(660)	(595)	(1,256)	(1,464)
Gain (loss) on sale of property and equipment	(2)	419	(6)	419
Other	(60)	(6)	(38)	8

	(722)	(182)	(1,300)	(1,037)

Income from continuing operations before income taxes	5,961	2,738	10,293	5,041
Provision for federal and state income taxes	2,344	1,057	3,900	1,812

Income from continuing operations	3,617	1,681	6,393	3,229

Discontinued operations, net of income taxes
Loss from discontinued operations	(1,055)	(475)	(1,009)	(420)
Gain on sale of discontinued operations	560	—	560	—

	(495)	(475)	(449)	(420)

Net income	$3,122	$1,206	$5,944	$2,809

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.15	$0.07	$0.26	$0.14
Discontinued operations, net	(0.02)	(0.02)	(0.02)	(0.02)

Net income	$0.13	$0.05	$0.24	$0.12

Diluted:
Income from continuing operations	$0.14	$0.07	$0.25	$0.14
Discontinued operations, net	(0.02)	(0.02)	(0.02)	(0.02)

Net income	$0.12	$0.05	$0.23	$0.12

Weighted Average Common Shares Outstanding:
Basic	24,700,103	24,454,282	24,592,342	23,783,523

Diluted	26,032,726	26,105,108	26,002,752	24,006,164

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six month ended
	June 30,	June 30,
	2006	2005
	(Unaudited)
	($ thousands)

Cash Flows from Operating Activities
Net income	$5,944	$2,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,219	2,222
Amortization of notes payable discounts	34	299
Deferred income taxes	1,527	1,295
Provision for doubtful accounts receivable	140	20
(Gain) Loss on sale of property and equipment	6	(419)
(Gain) on sale of discontinued operations	(903)	—
Stock options and warrants issued	174	32
Impairment loss	823	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(5,580)	(144)
Inventories	(4,837)	1,340
Prepaid expenses and other	(544)	(218)
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	2,672	(1,307)

Net cash provided by operating activities	1,675	5,929

Cash Flows from Investing Activities
Proceeds from sale of discontinued operations	5,968	—
Proceeds from sale of property and equipment	19	2,002
Purchase of property and equipment	(4,973)	(5,218)
Increase in other assets	(241)	(169)
Cash paid for business acquisitions	—	(48)

Net cash provided by (used in) in investing activities	773	(3,433)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	(1,705)	(1,844)
Proceeds from other borrowings	2,893	2,951
Principal payments on other borrowings	(3,750)	(3,469)
Redemption of redeemable common stock	—	(100)

Net cash used in financing activities	(2,562)	(2,462)

Net (decrease) increase in cash and cash equivalents	(114)	34
Cash and cash equivalents:
Beginning	1,857	734

Ending	$1,743	$768

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
     Business
          Metalico, Inc. and subsidiaries (the Company) operates in primarily two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) product manufacturing, fabricating, and refining of lead and other metals. The Company’s operating facilities as of June 30, 2006, included seven scrap metal recycling facilities located in Western New York, five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois. The Company markets its products on a national basis.
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
          Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC.
Note 2 — Inventories
               Inventories as of June 30, 2006 and December 31, 2005, were as follows:

	June 30,	December 31,
	2006	2005

Raw materials	$7,181	$5,713
Finished goods and work in progress	3,203	3,655
Ferrous scrap metal	2,853	2,498
Non-ferrous scrap metal	5,683	4,407

	$18,920	$16,273

Note 3 — Short and Long-Term Debt
          In March 2006, the Company repaid, in cash, $850 of the short-term unsecured demand notes payable to related parties (officer-stockholders). At June 30, 2006, a balance of $750 remained outstanding to these related parties.

     During the six months ended June 30, 2006, four holders of our 7% convertible notes converted $1,087 in principal into 334,500 shares of our common stock pursuant to the terms of conversion of the convertible notes. At June 30, 2006, a principal balance of $3,335 remained outstanding.
     The credit facility agreement with our primary lender provides maximum credit facilities of up to $35 million and is comprised of term, equipment, real estate and revolving loans, collateralized by substantially all assets of the Company. The credit facility previously contained a holdback provision limiting total borrowings to $27.5 million until certain minimal conditions were met. The Company structured the credit facility to include the holdback provision in order to reduce fees associated with the unused portion of the facility. On April 10, at the request of the Company, the lender removed this holdback provision allowing full use of the $35 million credit facility.
Note 4 — Capital Stock
     During the six months ended June 30, 2006, two holders of our preferred stock converted 631,258 preferred shares into 631,258 shares of our common stock.
Note 5 — Stock Options and Stock Based Compensation
     In 1997, the Company established the 1997 Long-Term Incentive Plan (the 1997 Plan). The 1997 Plan allows for a number of shares of the Company’s common stock equal to up to 10% of the total authorized amount of common shares to be issued upon the exercise of stock based awards granted to officers, consultants and certain other employees from time to time. The primary purpose of the 1997 Plan is to provide additional performance and retention incentives to officers and other key employees by facilitating their purchase of an ownership interest in the Company. The 1997 Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the 1997 Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Exercise or purchase price per share amounts are generally approved at or above the grant date fair value of the Company’s common stock; however, certain awards issued in 2005 and 2004 included terms with exercise prices below the grant date fair value of the Company’s common stock. Awards issued under the 1997 Plan generally vest ratably over two or three years and are exercisable for up to five years from the date of grant. The Company receives no monetary consideration for the granting of stock based awards pursuant to the 1997 Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options. With the approval of the 2006 Plan described in the next paragraph, no further awards will be made under the 1997 Plan and all future awards will be made under the 2006 Plan.
     In 2006, the Company established the 2006 Long-Term Incentive Plan (the 2006 Plan). The 2006 Plan allows for up to 2,481,788 shares of the Company’s common stock to be issued upon the exercise of stock based awards granted to officers, consultants, board members and certain other employees from time to time. The purpose of the 2006 Plan is to attract and retain qualified individuals and to align their interests with those of the stockholders by providing certain employees of the Company and its affiliates and members of the Board with the opportunity to receive stock-based and other long-term incentive grants. The 2006 Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Awards issued under the 2006 Plan vest ratably over two or three years and are exercisable for up to five years from the date of grant. The Company receives no monetary consideration for the granting of stock based awards pursuant to the 2006 Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options.
     In 2004, the Board of Directors approved an Executive Bonus Plan for executive officers to be administered by the Compensation Committee. The Compensation Committee identifies a series of corporate and individual goals annually, and each executive officer is allocated a measure of responsibility for particular goals. Individual incentive awards are based on the achievement of allocated goals and discretionary evaluations of the eligible employees. Awards are contemplated to include a cash payment and stock options to be granted pursuant to the Long-Term Incentive Plans.

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified prospective application transition method. As described in Note 23 of the December 31, 2005 Consolidated Financial Report, SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the modified prospective method, we have recorded compensation cost for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption (using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes). Since we have chosen the modified prospective application transition method, the financial statements for the interim periods prior to adoption have not been restated.
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
     A summary of the status of our awards as of and for the six months ended June 30, 2006, is presented in the table below:
Long-Term Incentive Plans

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2005	872,275	$2.87
Granted	30,000	4.75
Exercised	—	—
Forfeited or Expired	(26,900)	2.62

Outstanding at June 30, 2006 (a)	875,375	2.95

Exercisable at June 30, 2006 (a)	476,889

(a) Stock options outstanding and exercisable as of June 30, 2006 under the Long-Term Incentive Plans have a weighted average contractual term of 3.5 years and an aggregate intrinsic value of $669 and will be recognized as compensation expense through the year end 2008.
     The fair value of each award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants: dividend rate of 0%; risk-free interest rates of between 3 and 7% based on the U.S. Treasury yield curve in effect at the time of the grant; expected lives of 5 years and a volatility rate of 35% using a comparable company.
     For the three and six months ended June 30, 2006, we have recorded pre-tax compensation expense of $88 and $174, respectively. Typically, a majority of employee stock grants are made at the end of each fiscal year however; option grants have been made in July 2006 to executive and management employees. In consideration of these additional grants, it is estimated that the expense in each of the subsequent quarters of 2006 will be approximately $117 per quarter.
     The change from applying the original provisions of SFAS No. 123 to applying SFAS No. 123R resulted in additional compensation expense for the three months ended June 30, 2006 of $65, a reduction in tax expense of $25 resulting in a reduction in net income of $40, and additional compensation expense for the six months ended June 30, 2006 of $129, a reduction in tax expense of $50 resulting in a reduction in net income of $79, and no change to our cash flows for either period. There was no change in basic and diluted earnings per share due to the change.
     Prior to January 1, 2006 as permitted under generally accepted accounting principles, grants under those plans were accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost was recognized for grants that are fixed plan awards except for options and warrants issued at exercise prices below fair value. This resulted in compensation expense of approximately $24 and $32 for the three and six months ended June 30, 2005. Had compensation cost for all of the stock-based compensation awards been determined based on the grant date fair values of awards (the method described in SFAS No. 123), reported net income would have been reduced to the pro forma amounts shown below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income
As reported	$1,206	$2,809
Pro forma	$1,172	$2,763
Earnings per share on income from continuing operations
As reported
Basic	$0.07	$0.14
Diluted	$0.07	$0.14
Proforma
Basic	$0.07	$0.14
Diluted	$0.07	$0.14
Note 6 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations, by the weighted average common and assumed converted preferred shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible notes. The following is a reconciliation of the numerators and denominators used in computing EPS:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income from continuing operations available to common stockholders	$3,617	24,700,103	$0.15	1,681	24,454,282	$0.07

Effect of Dilutive Securities
Common stock warrants	—	96,096		—	99,128
Options and rights	—	92,516		—	190,967
Convertible notes	48	1,144,011		64	1,360,731

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$3,665	26,032,726	$0.14	$1,745	26,105,108	$0.07

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income from continuing operations available to common stockholders	6,393	24,592,342	$0.26	$3,229	23,783,523	$0.14

Effect of Dilutive Securities
Common stock warrants	—	94,203		—	90,000
Options and rights	—	64,435		—	132,641
Convertible notes	109	1,251,772		—	—

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$6,502	26,002,752	$0.25	$3,229	24,006,164	$0.14

Note 7 — Commitments and Contingencies
Environmental Remediation Matters
     Metalico, Inc. began operations in Tennessee by acquiring General Smelting & Refining, Inc. (GSR) in 1997. Operations ceased at GSR in December 1998, and thereafter it commenced closure activities. Metalico, Inc. incorporated Metalico-College Grove, Inc. (MCG) in July 1998 as another wholly-owned subsidiary and later in 1998 MCG purchased substantially all of the net assets of GSR inclusive of a new plant that was constructed (and completed in 1998) adjacent to the GSR plant originally acquired. Secondary lead smelting and refining operations in Tennessee were conducted thereafter by MCG until operations were ceased in 2003.
     In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (TDEC) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of June 30, 2006 and December 31, 2005, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $659 and $1,017, respectively. Of the $659 accrued as of June 30, 2006, approximately $71 is reported as a current liability and the remaining $589 is estimated to be incurred and paid as follows: $63 from 2007 through 2008 and $526 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to completed demolition of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company maintains an escrow fund to accumulate money necessary to pay for estimated future post-closure maintenance costs for the two closed landfills at its former plant at College Grove, Tennessee. These funds of approximately $202 and $296 as of June 30, 2006 and December 31, 2005, respectively, are included as a component of other long-term assets in the accompanying balance sheets. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.
     Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (GCR), is a party to four consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation has been completed.
     The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.
     Pursuant to the sale of substantially all of the assets of GCR in May of 2006 (See Note 9), the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying June 30, 2006 and December 31, 2005, balance sheets include approximately $78 and $1,680, respectively, applicable to GCR’s various outstanding remediation issues. All of the $78 accrued as of June 30, 2006, is reported as a current liability. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.
     In March 2005, GCR received an information request and notice of potential liability from the EPA (the Request and Notice) regarding contamination at a site in Seffner, Florida (the Seffner Site) alleged to have occurred in the 1970s. GCR has previously cleaned certain locations on the Seffner Site at the request of FDEP. The Request and Notice stated among other things that FDEP referred the Seffner Site to the EPA in June of 2004. It further stated that the EPA believes that GCR may have potential liability as a generator of hazardous substances found in the Seffner Site and that the EPA has reason to believe that GCR contributed battery casings to the Seffner Site, and it also requested additional information from GCR. It also identified, in addition to GCR, nine other potentially responsible parties (PRPs). The Request and Notice did not assert a claim against GCR. GCR delivered the requested information to the EPA on May 3, 2005. The EPA issued a request for additional information about the Seffner Site on May 24, 2005, to which GCR responded on July 22, 2005. Additional correspondence between GCR and the EPA regarding the Seffner Site transpired during the last six months of 2005. On April 28, 2006, the EPA sent to GCR and nine other PRPs a demand for reimbursement of approximately $398 in response costs and a request to enter into negotiations to resolve the PRPs’ potential liabilities. The PRPs, including GCR, have since then been in settlement discussions with the EPA. GCR retained any potential liability for the Seffner Site when it sold its assets on May 31, 2006. In view of GCR’s past remediation efforts at the Seffner Site, the existence of other known PRPs who may be liable for Seffner Site contamination, and the status of negotiations with the EPA, the Company and its legal counsel are unable to reasonably estimate a range of potential loss/liability, if any, which may be incurred with respect to this matter, nor can we estimate with certainty our proportionate allocation of any settlement amount accepted by the EPA. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability (other than conditions existing at the Syracuse facility prior to its acquisition by the Company) because the Company believes that the cost for such insurance is not economical. Accordingly, if the Company were to incur liability for environmental damage in excess of accrued environmental remediation liabilities, its financial position, results of operations, and cash flows could be materially adversely affected.
Other Matters
     The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.
Note 8 — Segment Reporting
     The Company had two operating segments for the three and six months ended June 30, 2006 and 2005. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Listed below is financial data as of or for the three and six months ended June 30, 2006 and 2005, for these segments:

	Scrap Metal		Corporate
	Recycling	Lead Fabrication	and Other	Consolidated

		Three months ended June 30, 2006

Revenues from external customers	$35,653	$21,655	$—	$57,308
Operating income (loss)	5,311	2,884	(1,512)	6,683

		Three months ended June 30, 2005

Revenues from external customers	$22,321	$16,147	$—	$38,468
Operating income (loss)	2,186	1,753	(1,019)	2,920

		Six months ended June 30, 2006

Revenues from external customers	$63,141	$41,398	$—	$104,539
Operating income (loss)	9,230	4,878	(2,515)	11,593
Total assets	63,599	42,363	1,760	107,722

		Six months ended June 30, 2005

Revenues from external customers	$44,263	$33,412	$—	$77,675
Operating income (loss)	4,416	3,534	(1,872)	6,078
Total assets	47,048	44,701	1,765	93,514

Note 9 — Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the lead smelting assets of its GCR subsidiary, in Tampa, Florida for $6.0 million and will no longer conduct lead smelting and refining operations. In doing so, the Company recorded a $560 gain ($903 less $343 in income taxes) on the sale of GCR. For the three and six months ended June 30, 2006 and June 30, 2005, the results of Metalico have been adjusted for the GCR divestiture as results of operations have been reclassified as discontinued operations. For the three and six months ended June 30, 2006, the Company has reclassified the operating losses of GCR of $533 ($772 less $239 in income tax credit) and $453 ($644 less $191 in income tax credit) respectively. Additionally, the Company has reclassified the operating losses of GCR for the three and six months ended June 30, 2005 of $250 ($397 less $147 in income tax credit) and $175 ($278 less $103 in income tax credit) respectively.
     Revenues from discontinued operations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$2,361	$1,876	$5,837	$3,521

The assets and liabilities of the discontinued operations consisted of the following:	December 31,
2005

Accounts receivable	$2,351
Inventory	2,804
Prepaid expenses and other current assets	43
Property and equipment, net	4,401
Other assets	8

Total assets of discontinued operations	$9,607

Accounts payable	$598
Accrued payroll and related expenses	197
Current portion of long-term debt	18
Current environmental remediation costs	768
Long-term debt	33
Long-term environmental remediation costs	890

Total liabilities of discontinued operations	$2,504

     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future, the plant remains idle. In addition to these environmental monitoring costs (and reclassification of the GCR subsidiary discussed above), during the quarter ended June 30, 2006, certain assets held for sale and located on the site in College Grove have been removed from the plant and have been scrapped. The three and six months ended June 30, 2006, also include a charge of $516 ($823 net of income tax credit of $307) for these assets previously held for sale which have been scrapped with no related proceeds. The Company had recorded a full impairment of the plant during 2000. The Company has capitalized $136 of costs during the quarter ended June 30, 2006 relating to preparing the plant for sale. Although no specific buyer has been secured, the Company expects to sell the plant for in excess of the carrying value of $136.

Note 10 — Subsequent Events
     On July 12, 2006, the Company entered into an asset purchase agreement with Niles Iron & Metal Company, Inc. (NIMCO) providing for the purchase by the Company of substantially all of the assets of NIMCO other than real property interests. Under the terms of the asset purchase agreement, the Company will enter into long-term leases for NIMCO’s two operating sites in Niles, Ohio and will retain the services of NIMCO’s senior management. The purchase price for the acquisition (which includes a transfer of $6.5 million of working capital) is approximately $44 million, subject to additional closing adjustments to the extent working capital is less than or greater than $6.5 million, and is expected to be financed through a debt facility to be entered into at the closing of the transaction. The closing is subject to the satisfaction of customary conditions, including the completion of the financing, but is expected to occur in the third quarter. Notwithstanding, there can be no assurance that the conditions to closing will be met or that the transaction will be consummated in the third quarter or at all.
     On July 12 and July 14, 2006, three holders of our 7% convertible notes converted $580 in principal into 178,463 shares of our common stock pursuant to the terms of conversion of the convertible notes.
     On July 12 and July 13, 2006, two holders of our preferred stock converted 750,000 preferred shared into 750,000 shares of our common stock.

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
     General
          We operate primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”) and (ii) product manufacturing, fabricating, and refining of lead and other metals (“Lead Fabrication”). The Scrap Metal Recycling segment includes scrap metal recycling yards located in Buffalo, Rochester, Niagara Falls and Syracuse, New York, and an aluminum de-ox plant and a scrap handling company each located in Lackawanna, New York.
          The Lead Fabrication segment includes five lead fabrication plants located in Birmingham, Alabama; Healdsburg and Ontario, California; Carson City, Nevada and Granite City, Illinois.
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
     Accounts Receivable and Allowance for Uncollectible Accounts Receivable
          Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $582,000 and $553,000 at June 30, 2006 and December 31, 2005, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
RESULTS OF OPERATIONS
          The Company is divided into two industry segments: Scrap Metal Recycling, which breaks down into two general product categories, ferrous and non-ferrous metals, and Lead Fabrication.
          The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication segment:

				Revenues
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005			June 30, 2006			June 30, 2005
	($, pounds and tons in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%

Scrap Metal Recycling
Ferrous metals (tons)	50.4	$12,076	21.1	43.2	$7,685	20.0	97.6	$23,496	22.5	82.8	$16,948	21.8
Non-ferrous metals (lbs.)	20,105	23,577	41.1	18,652	14,636	38.0	37,931	39,645	37.9	35,111	27,315	35.2

Total Scrap Metal Recycling		35,653	62.2		22,321	58.0		63,141	60.4		44,263	57.0
Lead Fabrication (lbs.)	22,556	21,655	37.8	18,208	16,147	42.0	43,297	41,398	39.6	37,052	33,412	43.0

Total Revenue		$57,308	100.0		$38,468	100.0		$104,539	100.0		$77,675	100.0

     The following table sets forth information regarding average Metalico selling prices for the past six quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average
	Ferrous Price per	Non-Ferrous Price	Lead
For the quarter ending:	ton	per lb.	Price per lb.

June 30, 2006	$240	$1.17	$0.96

March 31, 2006	$236	$0.90	$0.95

December 31, 2005	$214	$0.75	$0.91

September 30, 2005	$196	$0.75	$0.86

June 30, 2005	$178	$0.78	$0.89

March 31, 2005	$234	$0.77	$0.92

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
          Consolidated net sales increased by $18.8 million, or 48.8%, to $57.3 million for the three months ended June 30, 2006 compared to consolidated net sales of $38.5 million for the three months ended June 30, 2005. The Company reported increases in sales volume in all segments of the business representing $6.0 million of the increase. The remaining $12.8 million increase in consolidated sales was attributable to an increase in average metal selling prices.
Scrap Metal Recycling
Ferrous Sales
          Ferrous sales increased by $4.4 million, or 57.1%, to $12.1 million for the three months ended June 30, 2006, compared to $7.7 million for the three months ended June 30, 2005. The increase was attributable to additional volume sold of 7,200 tons, or 16.7%, amounting to $1.3 million accompanied by an increase in average selling prices of $3.1 million. The average selling price for ferrous products was approximately $240 per ton for the three months ended June 30, 2006 compared to $178 per ton for the three months ended June 30, 2005.
Non-Ferrous Sales
          Non-ferrous sales increased by $9.0 million, or 61.6%, to $23.6 million for the three months ended June 30, 2006, compared to $14.6 million for the three months ended June 30, 2005. The increase was due to higher average selling prices and higher sales volumes. The average selling price for non-ferrous products was approximately $1.17 per pound for the three months ended June 30, 2006 compared to $0.78 per pound for the three months ended June 30, 2005, an increase of approximately 50.0%. The increase in selling prices accounted for approximately $7.9 million of the total increase in non-ferrous sales. An increase in sales volume of approximately 1.5 million pounds, or 7.8%, contributed $1.1 million to the total increase in sales of non-ferrous products.
Lead Fabrication
          Lead fabrication sales increased by $5.5 million, or 34.2%, to $21.6 million for the three months ended June 30, 2006 compared to $16.1 million for the three months ended June 30, 2005. The increase was attributable to additional volume sold of 4.3 million pounds, or 23.9%, amounting to $3.9 million accompanied by an increase in average selling prices of approximately $1.6 million. The average selling price for finished lead products was approximately $0.96 per pound for the three months ended June 30, 2006 compared to $0.89 per pound for the three months ended June 30, 2005.
Operating Expenses
          Operating expenses increased by $14.3 million, or 45.0%, to $46.1 million for the three months ended June 30, 2006 compared to $31.8 million for the three months ended June 30, 2005. The increase in dollars was due to a $12.7 million increase in the cost of purchased metals and a $1.6 million increase in other operating expenses which include increases in the following costs: wages and benefits of $738,000, vehicle maintenance of $213,000, freight charges of $176,000, production and fabricating supplies of $170,000.

     Selling, general, and administrative expenses increased $773,000 to $3.5 million, or 6.1% of sales, for the three months ended June 30, 2006, compared to $2.7 million, or 7.1% of sales, for the three months ended June 30, 2005. An increase in wages and benefits of $592,000 is the primary increase in selling, general and administrative costs.
Depreciation and Amortization
     Depreciation and amortization expenses remained flat at $988,000, or 1.7% of sales, for the three months ended June 30, 2006, compared to $987,000, or 2.6% of sales, for the three months ended June 30, 2005.
Operating Income
     Operating income for three months ended June 30, 2006 increased by $3.8 million or 131% to $6.7 million for the three months ended June 30, 2006 compared to $2.9 million for three months ended June 30, 2005 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $660,000, or 1.2% of sales, for the three months ended June 30, 2006 compared to $595,000, or 1.5% of sales, for the three months ended June 30, 2005.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 8.95% on an average balance of $18.6 million for the three month period ended June 30, 2006 as compared to 6.82% on an average balance of $18.5 million for the three month period ended June 30, 2005.
Income Taxes
     For the three months ended June 30, 2006, the Company recognized income tax expense of $2.3 million, resulting in an effective income tax rate of approximately 39%. For the three months ended June 30, 2005, the Company recognized income tax expense of $1.1 million resulting in an effective income tax rate of approximately 39%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of Gulf Coast Recycling, Inc., a secondary lead smelting operation based in Tampa, Florida. During the three months ended June 30, 2006 and 2005, the Company has reclassified the operating losses of Gulf Coast Recycling to discontinued operations totaling $533,000, net of income taxes, and $250,000, net of income taxes, respectively. The Company also recorded a $560,000 gain, net of income taxes, on the sale of substantially all of the assets of Gulf Coast Recycling.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future, the plant remains idle. In addition to these environmental monitoring costs (and reclassification of Gulf Coast Recycling discussed above) during the quarter ended June 30, 2006, certain assets held for sale and located on the site in College Grove have been removed from the plant and have been scrapped. The three months ended June 30, 2006 includes a charge of $516,000, net of taxes, for these assets previously held for sale which have been scrapped.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Consolidated net sales increased by $26.8 million, or 34.5%, to $104.5 million for the six months ended June 30, 2006 compared to consolidated net sales of $77.7 million for the six months ended June 30, 2005. The Company reported increases in sales volume in all segments of the business representing $10.9 million of the increase. The remaining $15.9 million increase in consolidated sales was attributable to an increase in average metal selling prices.

Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $6.6 million, or 39.1%, to $23.5 million for the six months ended June 30, 2006, compared to $16.9 million for the six months ended June 30, 2005. The increase was attributable to additional volume sold of 15,900 tons, or 19.2%, amounting to $3.3 million accompanied by an increase in average selling prices of $3.3 million. The average selling price for ferrous products was approximately $238 per ton for the six months ended June 30, 2006 compared to $205 per ton for the six months ended June 30, 2005.
Non-Ferrous Sales
     Non-ferrous sales increased by $12.3 million, or 45.1%, to $39.6 million for the six months ended June 30, 2006, compared to $27.3 million for the six months ended June 30, 2005. The increase was due to higher average selling prices and higher sales volumes. The average selling price for non-ferrous products was approximately $1.05 per pound for the six months ended June 30, 2006 compared to $0.78 per pound for the six months ended June 30, 2005, an increase of approximately 34.6%. The increase in selling prices accounted for approximately $10.0 million of the total increase in non-ferrous sales. An increase in sales volume of approximately 2.8 million pounds, or 8.0%, contributed $2.3 million to the total increase in sales of non-ferrous products.
Lead Fabrication
     Lead fabrication sales increased by $8.0 million, or 24.0%, to $41.4 million for the six months ended June 30, 2006 compared to $33.4 million for the six months ended June 30, 2005. The increase was attributable to additional volume sold of 6.2 million pounds, or 16.9%, amounting to $5.6 million accompanied by an increase in average selling prices of approximately $2.4 million. The average selling price for finished lead products was approximately $0.96 per pound for the six months ended June 30, 2006 compared to $0.90 per pound for the six months ended June 30, 2005.
Operating Expenses
     Operating expenses increased by $20.6 million, or 32.2%, to $84.5 million for the six months ended June 30, 2006 compared to $63.9 million for the six months ended June 30, 2005. The increase in dollars was due to a $17.9 million increase in the cost of purchased metals and a $2.7 million increase in other operating expenses which include increases in the following costs: wages and benefits of $1.2 million, freight charges of $413,000, vehicle maintenance of $358,000, insurance costs of $174,000 and production and fabricating supplies of $168,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $837,000 to $6.5 million, or 6.3% of sales, for the six months ended June 30, 2006, compared to $5.7 million, or 7.3% of sales, for the six months ended June 30, 2005. An increase in wages and benefits of $640,000 is the primary increase in selling, general, and administrative costs.
Depreciation and Amortization
     Depreciation and amortization expenses remained flat at $1.9 million, or 1.9% of sales, for the six months ended June 30, 2006 compared to $2.0 million, or 2.5% of sales, for the six months ended June 30, 2005.
Operating Income
     Operating income for the six months ended June 30, 2006 increased by $5.5 million, or 90.2%, to $11.6 million for the six months ended June 30, 2006 compared to $6.1 million for the six months ended June 30, 2005 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $1.3 million, or 1.2% of sales, for the six months ended June 30, 2006 compared to $1.5 million, or 1.8% of sales, for the six months ended June 30, 2005. The reduction in interest expense in the current period was due to the expensing of approximately $280,000 in discounts in the previous year period related to the Company’s convertible notes and lower average borrowings partially offset by higher interest rates.

     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 8.56% on an average balance of $17.9 million for the six month period ended June 30, 2006 as compared to 6.47% on an average balance of $19.4 million for the six month period ended June 30, 2005.
Income Taxes
     For the six months ended June 30, 2006, the Company recognized income tax expense of $3.9 million, resulting in an effective income tax rate of approximately 38%. For the six months ended June 30, 2005, the Company recognized income tax expense of $1.8 million resulting in an effective income tax rate of approximately 36%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of Gulf Coast Recycling, Inc., a secondary lead smelting operation based in Tampa, Florida. During the six months ended June 30, 2006 and 2005, the Company has reclassified the operating losses of Gulf Coast Recycling to discontinued operations totaling $453,000, net of income taxes and $175,000, net of income taxes, respectively. The Company also recorded a $560,000 gain, net of income taxes, on the sale of substantially all of the assets of Gulf Coast Recycling.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future, the plant remains idle. In addition to these environmental monitoring costs (and reclassification of Gulf Coast Recycling discussed above) during the six months ended June 30, 2006, certain assets held for sale and located on the site in College Grove have been removed from the plant and have been scrapped. The six months ended June 30, 2006 includes a charge of $516,000, net of taxes, for these assets previously held for sale which have been scrapped.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the six months ended June 30, 2006, our operating activities generated net cash of $1.7 million compared to net cash generated of $5.9 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, operating cash was produced by net income of $5.9 million, non-cash items of depreciation and amortization of $2.3 million, deferred income taxes of $1.5 million and other non-cash items of $240,000 partially offset by a $8.2 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $5.6 million due to higher sales, a $4.8 million increase in inventory balances and prepaid items of $544,000. These items were partially offset by an increase in accounts payable, accrued expenses and income taxes payable of $2.7 million. For the six months ended June 30, 2005, operating cash was produced by net income of $2.8 million, increased by non-cash items of depreciation and amortization of $2.5 million and deferred income taxes of $1.3 million partially offset by a $419,000 gain on the sale of property and equipment and a $329,000 change in working capital components. The changes in working capital components include a decrease in accounts payable, accrued expenses and income taxes payable of $1.3 million, an increase in accounts receivable of $144,000 and prepaid expenses of $218,000 partially offset by a decrease in inventories of $1.3 million.
     We generated $773,000 in net cash from investing activities for the six months ended June 30, 2006 compared to using net cash of $3.4 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, the proceeds from the sale of substantially all the assets of our Gulf Coast Recycling subsidiary generated $6.0 million. This was offset by $5.0 million in purchases of equipment and capital improvements including the Syracuse facility and changes in other assets of $241,000. During the six months ended June 30, 2005, we purchased the underlying real estate for Mayco’s Birmingham, Alabama lead fabrication plant, for $3.2 million and other equipment and capital improvements for a total of $5.2 million. Increases in other assets and goodwill totaled approximately $217,000. These items were partially offset by the proceeds from the sale of real property in Atlanta, Georgia of $2.0 million.
     During the six months ended June 30, 2006, we used $2.6 million of net cash in financing activities compared to $2.5 million of net cash used during the six months ended June 30, 2005. For the six months ended June 30, 2006 total debt repayments totaled $5.5 million offset by new borrowings of $2.9 million primarily for the purchase of property in Syracuse, New York as well as equipment and capital improvements. For the six months ended June 30, 2005, total borrowings amounted to $3.0 million used primarily to finance the acquisition of Mayco’s lead fabrication plant in Birmingham, Alabama as well as for other equipment purchases. Offsetting the new borrowings were total debt repayments in the six months ended June 30, 2005 of $5.3 million and the redemption of redeemable common stock for $100,000.
Future Capital Requirements
     We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by borrowings available under the loan agreement with our primary lender and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. However, we may need additional funds to meet our long-term strategic objectives, including to complete potential acquisitions. The options available to fund potential acquisitions include seller notes, notes convertible to equity, private debt placements and both private and public equity financings. We have no commitments for any future funding and there can be no assurance that we will be able to obtain additional funding in the future through debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing, if available, may be dilutive to stockholders, and debt financing may involve significant restrictive covenants.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. However, from time to time, we may use derivative financial instruments when management feels such hedging activities are beneficial to reducing risk of fluctuating interest rates and commodity prices.
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2006, variable rate borrowings mainly consisted of outstanding borrowings of $15.2 million under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Assuming our average variable borrowings during a fiscal year were to equal the outstanding borrowings under our senior secured credit facility as of June 30, 2006, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $152,000 per year, with a corresponding change in cash flows.
Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our 2005 Annual Report filed with the Securities and Exchange Commission on Form 10-K. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 30, 2006 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(b) Changes in internal controls over financial reporting.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our six months ending June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our results of operations or financial condition. A description of matters in which we were involved at the date of issuance of our Form 10-K for 2005 is set forth at Item 3 of our Annual Report on Form 10-K for 2005.
     In March 2005, our Gulf Coast Recycling, Inc. subsidiary (“GCR”) received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Seffner Site”) alleged to have occurred in the 1970’s. GCR has previously cleaned certain locations on the Seffner Site at the request of the Florida Department of Environmental Protection (“FDEP”). GCR has responded to the Request and Notice and other requests for information and correspondence from the EPA. On April 28, 2006, the EPA sent to GCR and nine other PRP’s a demand for reimbursement of approximately $398 in response costs and a request to enter into negotiations to resolve the PRPs’ potential liabilities. The PRP’s, including GCR, have since then been in settlement discussions with the EPA. GCR retained any potential liability for the Seffner Site when it sold its assets on May 31, 2006. No formal legal proceeding has been commenced in this matter.
Item 1A. Risk Factors.
     There were no material changes in any risk factors previously disclosed in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.
Item 4. Submission of Matters to a Vote of Security Holders.
(a) The Company held its Annual Meeting of Stockholders on May 23, 2006.
(b) The following matters were voted upon at the Annual Meeting of Stockholders:
     1. Stockholders voted on the election of nominees for the Board of Directors to serve for a term expiring at the 2007 Annual Meeting. Each individual named below was re-elected to the Board. The Inspector of Elections certified the following vote tabulations:

	FOR	WITHHELD	NON-VOTE

Carlos E. Agüero	21,647,392	196	0
Michael J. Drury	21,647,392	196	0
Earl B. Cornette	21,647,392	196	0
Bret R. Maxwell	21,647,392	196	0
Walter H. Barandiaran	21,647,392	196	0
Paul A. Garrett	21,647,392	196	0
     2. A proposal to ratify the selection of McGladrey & Pullen LLP, as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by the stockholders. The Inspector of Elections certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTE

21,645,648	0	1,940	0
     3. A proposal to approve the adoption of the Company’s 2006 Long-Term Incentive Plan was approved by the stockholders. The Inspector of Elections certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTE

20,254,731	5,192	991	0
Item 6. Exhibits.
    The following exhibits are filed herewith:

10.19	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)
Date: July 26, 2006	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: July 26, 2006	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)