Form 10-Q
period 2006-09-30
METALICO INC
filed 2006-10-27
CIK 1048685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Number of shares of Common stock, par value $.001, outstanding as of October 25, 2006: 9,963,946 (25,093,346 assuming the conversion of all of the Company’s outstanding preferred stock into common)

METALICO, INC.
Form 10-Q Quarterly Report
Table of Contents

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
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,351	$1,857
Trade receivables, net	26,367	19,616
Inventories	16,339	16,273
Prepaid expenses and other	2,400	1,108
Deferred income taxes	377	358

Total Current Assets	46,834	39,212

Property and Equipment, net	27,720	28,178

Goodwill	29,067	29,067

Other Intangibles and Other Assets, net	4,795	4,157

Property Actively Marketed for Sale, net	190	823

Total Assets	$108,606	$101,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt due related parties	$—	$1,600
Other short-term debt	2,009	2,854
Current maturities of long-term debt due related parties	1,029	1,013
Current maturities of other long-term debt	4,482	5,559
Accounts payable	9,985	7,847
Accrued expenses	5,029	4,308
Income taxes payable	570	—

Total Current Liabilities	23,104	23,181

Long-Term Liabilities
Long-term debt, less current maturities	14,447	18,292
Accrued and other	1,085	1,662
Deferred income taxes	3,637	2,291

Total Long-Term Liabilities	19,169	22,245

Total Liabilities	42,273	45,426

Redeemable Common Stock	—	1,000

Stockholders’ Equity
Capital Stock
Preferred	35,858	39,132
Common	10	8
Additional paid-in capital	21,541	15,371
Retained earnings	9,276	1,052
Accumulated other comprehensive income (loss) — unrecognized pension costs	(352)	(552)

	66,333	55,011

Total Liabilities and Stockholders’ Equity	$108,606	$101,437

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2006 and 2005

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited)
	($ thousands, except per share data)
Revenue	$55,359	$39,390	$159,898	$117,065

Costs and expenses
Operating expenses	45,378	31,406	129,841	95,339
Selling, general, and administrative expenses	3,451	2,885	9,995	8,592
Depreciation and amortization	1,018	954	2,957	2,911

	49,847	35,245	142,793	106,842

Operating income	5,512	4,145	17,105	10,223

Financial and other income (expense)
Interest expense	(517)	(535)	(1,773)	(1,999)
Gain (loss) on sale of property and equipment	111	(70)	105	349
Other	14	4	(24)	12

	(392)	(601)	(1,692)	(1,638)

Income from continuing operations before income taxes	5,120	3,544	15,413	8,585
Provision for federal and state income taxes	1,945	1,337	5,845	3,149

Income from continuing operations	3,175	2,207	9,568	5,436

Discontinued operations, net of income taxes
Loss from discontinued operations	(895)	(382)	(1,904)	(802)
Gain on sale of discontinued operations	—	—	560	—

	(895)	(382)	(1,344)	(802)

Net income	$2,280	$1,825	$8,224	$4,634

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.13	$0.09	$0.39	$0.22
Discontinued operations, net	(0.04)	(0.02)	(0.06)	(0.03)

Net income	$0.09	$0.07	$0.33	$0.19

Diluted:
Income from continuing operations	$0.12	$0.09	$0.37	$0.22
Discontinued operations, net	(0.03)	(0.02)	(0.05)	(0.03)

Net income	$0.09	$0.07	$0.32	$0.19

Weighted Average Common Shares Outstanding:
Basic	24,971,797	24,473,051	24,720,217	24,015,891

Diluted	26,042,476	26,043,791	25,980,728	24,206,005

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005

	2006	2005
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$8,224	$4,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,258	3,316
Amortization of notes payable discounts	43	319
Deferred income taxes	1,527	1,295
Provision for doubtful accounts receivable	143	43
(Gain) Loss on disposal of property and equipment	(105)	(349)
(Gain) on sale of discontinued operations	(903)	—
Stock options and warrants issued	298	55
Impairment loss	823	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(6,894)	(4,758)
Inventories	(2,256)	1,192
Prepaid expenses and other	(1,516)	(532)
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	4,240	2,506

Net cash provided by operating activities	6,882	7,721

Cash Flows from Investing Activities
Proceeds from sale of discontinued operations	5,968	—
Proceeds from sale of property and equipment	319	2,292
Purchase of property and equipment	(7,032)	(6,039)
Increase in other assets	(983)	(129)
Cash paid for business acquisitions	—	(89)

Net cash used in investing activities	(1,728)	(3,965)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	(4,223)	(1,512)
Proceeds from other borrowings	3,758	3,166
Principal payments on other borrowings	(5,195)	(4,528)
Proceeds from exercise of stock options	—	12
Redemption of redeemable common stock	—	(100)

Net cash used in financing activities	(5,660)	(2,962)

Net (decrease) increase in cash and cash equivalents	(506)	794
Cash and cash equivalents:
Beginning	1,857	734

Ending	$1,351	$1,528

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
Business
     Metalico, Inc. and subsidiaries (the Company) operates in primarily two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) product manufacturing, fabricating, and refining of lead and other metals. The Company’s operating facilities as of September 30, 2006, included seven scrap metal recycling facilities located in Western New York, five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois. The Company markets its products on a national basis.
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
Note 2 — Inventories
     Inventories as of September 30, 2006 and December 31, 2005, were as follows:

	September 30,	December 31,
	2006	2005
Raw materials	$6,585	$5,713
Finished goods and work in progress	2,394	3,655
Ferrous scrap metal	2,188	2,498
Non-ferrous scrap metal	5,172	4,407

	$16,339	$16,273

Note 3 — Short and Long-Term Debt
     In March 2006, the Company repaid, in cash, $850 of the short-term unsecured demand notes payable to related parties (officer-stockholders). In August, 2006, the Company repaid the remaining balance of $750, in cash. As of September 30, 2006 all outstanding balances to these related parties have been repaid.
     During the nine months ended September 30, 2006, five holders of our 7% convertible notes converted $1,667 in principal into 512,963 shares of our common stock pursuant to the terms of conversion of the convertible notes. At September 30, 2006, a principal balance of $2,755 remained outstanding.
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
Note 4 — Capital Stock
     During the nine months ended September 30, 2006, three holders of our preferred stock converted 1,381,258 preferred shares into 1,381,258 shares of our common stock.
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
     In 2006, the Company established the 2006 Long-Term Incentive Plan (the 2006 Plan). The 2006 Plan allows for up to 2,499,635 shares of the Company’s common stock to be issued upon the exercise of stock based awards granted to officers, consultants, board members and certain other employees from time to time. The purpose of the 2006 Plan is to attract and retain qualified individuals and to align their interests with those of the stockholders by providing certain employees of the Company and its affiliates and members of the Board with the opportunity to receive stock-based and other long-term incentive grants. The 2006 Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Awards issued under the 2006 Plan vest ratably over three years and are exercisable for up to five years from the date of grant. The Company receives no monetary consideration for the granting of stock based awards pursuant to the 2006 Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options.
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
     A summary of the status of our awards as of and for the nine months ended September 30, 2006, is presented in the table below:
Long-Term Incentive Plans

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	872,275	$2.87
Granted	211,306	5.39
Exercised	—	—
Forfeited or Expired	(47,175)	2.72

Outstanding at September 30, 2006 (a)	1,036,406	3.39

Exercisable at September 30, 2006 (a)	529,877

(a)	As of September 30, 2006, there was $952 of total unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 3.5 years.
     The fair value of each award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants: dividend rate of 0%; risk-free interest rates of between 3 and 7% based on the U.S. Treasury yield curve in effect at the time of the grant; expected lives of 5 years and a volatility rate of 35% using a comparable company.
   For the three and nine months ended September 30, 2006, we have recorded pre-tax compensation expense of $124 and $299, respectively. Typically, a majority of employee stock grants are made at the end of each fiscal year however; option grants have been made in July 2006 to executive and management employees. In consideration of these additional grants, it is estimated that the expense in the fourth quarter of 2006 will be approximately $139.
   The change from applying the original provisions of SFAS No. 123 to applying SFAS No. 123R resulted in additional compensation expense for the three months ended September 30, 2006 of $101, a reduction in tax expense of $38 resulting in a reduction in net income of $63, and additional compensation expense for the nine months ended September 30, 2006 of $230, a reduction in tax expense of $87 resulting in a reduction in net income of $143, and no change to our cash flows for either period. There was no change in basic and diluted earnings per share due to the change.
   Prior to January 1, 2006 as permitted under generally accepted accounting principles, grants under those plans were accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost was recognized for grants that are fixed plan awards except for options and warrants issued at exercise prices below fair value. This resulted in compensation expense of approximately $23 and $54 for the three and nine months ended September 30, 2005. Had compensation cost for all of the stock-based compensation awards been determined based on the grant date fair values of awards (the method described in SFAS No. 123), reported net income would have been reduced to the pro forma amounts shown below:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net Income
As Reported	$1,825	$4,634
Pro Forma	$1,789	$4,552
Earnings per share on income from continuing operations
As Reported
Basic	$0.09	$0.22
Diluted	$0.09	$0.22
Proforma
Basic	$0.09	$0.22
Diluted	$0.09	$0.22
Note 6 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations, by the weighted average common and assumed converted preferred shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible notes. The following is a reconciliation of the numerators and denominators used in computing EPS:

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	$3,175	24,971,797	$0.13	2,207	24,473,051	$0.09

Effect of Dilutive Securities
Common stock warrants	—	122,476		—	94,348
Options and rights	—	75,887		—	115,661
Convertible notes	36	872,318		64	1,360,731

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$3,211	26,042,476	$0.12	$2,271	26,043,791	$0.09

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	9,568	24,720,217	$0.39	$5,436	24,015,891	$0.22

Effect of Dilutive Securities
Common stock warrants	—	91,617		—	90,500
Options and rights	—	44,997		—	99,614
Convertible notes	145	1,123,897		—	—

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$9,713	25,980,728	$0.37	$5,436	24,206,005	$0.22

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
     In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (TDEC) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of September 30, 2006 and December 31, 2005, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $623 and $1,017, respectively. Of the $623 accrued as of September 30, 2006, approximately $54 is reported as a current liability and the remaining $569 is estimated to be incurred and paid as follows: $86 from 2007 through 2008 and $483 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company maintains an escrow fund to accumulate money necessary to pay for estimated future post-closure maintenance costs for the two closed landfills at its former plant at College Grove, Tennessee. These funds of approximately $203 and $296 as of September 30, 2006 and December 31, 2005, respectively, are included as a component of other long-term assets in the accompanying balance sheets. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.
     In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (GCR) received an information request and notice of potential liability from the EPA (the Request and Notice) regarding contamination at a site in Seffner, Florida (the Jernigan Site) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the Northern Settlement Agreement) and EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the Southern Settlement Agreement) providing in each case for the remediation of the affected property. The consulting firm retained by GCR to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $1,371. GCR’s liability for remediation costs will be reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $250. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.
     GCR is a party to four other consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.
     Pursuant to the sale of substantially all of the assets of GCR in May of 2006 (See Note 9), the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying September 30, 2006 and December 31, 2005, balance sheets include approximately $1,689 and $1,680, respectively, applicable to GCR’s various outstanding remediation issues. Of the

$1,689 accrued as of September 30, 2006, $1,439 is reported as a current liability and consists primarily of the estimated clean-up of the Jernigan site discussed above and accrued in the current period. The remaining $250 is reported in long term liabilities and represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.
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
Other Matters
     On July 12, 2006, Metalico Niles, Inc. (Metalico Niles), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (NIMCO) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the Asset Purchase Agreement). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. The Company intends to defend the suit vigorously.
     The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.
Note 8 — Segment Reporting
     The Company had two operating segments for the three and nine months ended September 30, 2006 and 2005. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Listed below is financial data as of or for the three and nine months ended September 30, 2006 and 2005, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated
	Three months ended September 30, 2006
Revenues from external customers	$34,946	$20,413	$—	$55,359
Operating income (loss)	4,331	2,506	(1,325)	5,512

	Three months ended September 30, 2005
Revenues from external customers	$22,001	$17,389	$—	$39,390
Operating income (loss)	2,645	2,585	(1,085)	4,145

	Nine months ended September 30, 2006
Revenues from external customers	$98,087	$61,811	$—	$159,898
Operating income (loss)	13,561	7,384	(3,840)	17,105
Total assets	65,747	39,568	3,291	108,606

	Nine months ended September 30, 2005
Revenues from external customers	$66,264	$50,801	$—	$117,065
Operating income (loss)	7,061	6,119	(2,957)	10,223
Total assets	49,982	46,166	2,547	98,695
Note 9 — Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the lead smelting assets of its GCR subsidiary, in Tampa, Florida for $6.0 million and will no longer conduct lead smelting and refining operations. In doing so, the Company recorded a $560 gain ($903 less $343 in income taxes) on the sale of GCR. For the three and nine months ended September 30, 2006, the results of Metalico for all periods have been adjusted for the Gulf Coast Recycling divestiture where their results of operations have been reclassified in discontinued operations. The Company has reclassified the operating losses of Gulf Coast of $894 ($1,442 less $548 in income tax credit) and $1,355 ($2,087 less $732 in income tax credit) respectively. Additionally, the Company has reclassified the operating losses of GCR for the three and nine months ended September 30, 2005 of $340 ($539 less $199 in income tax credit) and $515 ($817 less $302 in income tax credit) respectively.
     Revenues from discontinued operations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	—	2,156	5,837	5,677
     The assets and liabilities of the discontinued operations consisted of the following:

December 31,
2005
Accounts receivable	$2,351
Inventory	2,804
Prepaid expenses and other current assets	43
Property and equipment, net	4,401
Other assets	8

Total assets of discontinued operations	$9,607

Accounts payable	$598
Accrued payroll and related expenses	197
Current portion of long-term debt	18
Current environmental remediation costs	768
Long-term debt	33
Long-term environmental remediation costs	890

Total liabilities of discontinued operations	$2,504

     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future, the plant remains idle. In addition to these environmental monitoring costs, (and reclassification of the GCR subsidiary discussed above), during the nine months ended September 30, 2006, certain assets held for sale and located on the site in College Grove have been removed from the plant and have been scrapped. The nine months ended September 30, 2006, also include a charge of $516 ($823 net of income tax credit of $317), for these assets previously held for sale which have been scrapped. The Company had recorded a full impairment of the plant during 2000. The Company has capitalized $55 and $190 of costs during the three months and nine months ended September 30, 2006, respectively, relating to preparing the plant for sale. Although no specific buyer has been secured, the Company expects to sell the plant for in excess of the carrying value of $190.
Note 10 — Pending Adoption of Accounting Standards
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard was effective January 1, 2006. The adoption of SFAS 154 had no impact on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.
     On September 29, 2006, the Financial Accounting Standards Board issued Statement No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). The statement requires employers to recognize the overfunded and underfunded portion of a defined benefit plan as an asset or liability, respectively, and any unrecognized gains and losses or prior service costs as a component of accumulated other comprehensive income. It also requires a plan’s funded status to be measured at the employer’s fiscal year-end. We are currently reviewing the impact of SFAS 158 on our financial statements. The new statement is effective as of December 31, 2006.
     In July 2006, the FASB issued FIN 48 “Accounting For Uncertainty In Income Taxes — an Interpretation of FASB Statement 109.” FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, we will adopt this new accounting standard effective January 1, 2007. We are currently reviewing the impact of FIN 48 on our financial statements. We expect to complete this evaluation before December 31, 2006.
Note 11 — Subsequent Events
     On October 6, 2006, a holder of our 7% convertible notes converted $315 in principal into 97,000 shares of our common stock pursuant to the terms of conversion of the convertible notes.
     Excluding the $315 in notes described above, $1,840 and $600 (or $2,440 in total) of the remaining principal balance of our 7% convertible notes is scheduled to mature on November 18 and December 9, 2006, respectively. We have received confirmation from note holders representing $1,410 in principal of their intent to convert their notes into an aggregate 433,846 shares of Metalico common stock.

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
General
     We operate primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”) and (ii) product manufacturing, fabricating, and refining of lead and other metals (“Lead Fabrication and Recycling”). The Scrap Metal Recycling segment includes scrap metal recycling yards located in Buffalo, Rochester ( 2 locations), Niagara Falls and Syracuse, New York, and an aluminum de-ox plant and a scrap handling company each located in Lackawanna, New York.
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
Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $580,000 and $553,000 at September 30, 2006 and December 31, 2005, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication segment:

	Revenues
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005			September 30, 2006			September 30, 2005
	($, pounds and tons in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	49.8	$10,405	18.8	45.4	$8,914	22.6	148.5	$33,901	21.2	128.2	$25,863	22.1
Non-ferrous metals (lbs.)	19,550	24,541	44.3	17,516	13,087	33.2	57,415	64,186	40.1	52,627	40,401	34.5

Total Scrap Metal Recycling		34,946	63.1		22,001	55.8		98,087	61.3		66,264	56.6

Lead Fabrication (lbs.)	22,283	20,413	36.9	20,382	17,389	44.2	65,580	61,811	38.7	57,433	50,801	43.4

Total Revenue		$55,359	100.0		$39,390	100.0		$159,898	100.0		$117,065	100.0

     The following table sets forth information regarding average Metalico selling prices for the past seven quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average
	Ferrous	Non-Ferrous	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb.
September 30, 2006	$209	$1.26	$0.92
June 30, 2006	$240	$1.17	$0.96
March 31, 2006	$236	$0.90	$0.95
December 31, 2005	$214	$0.75	$0.91
September 30, 2005	$196	$0.75	$0.86
June 30, 2005	$178	$0.78	$0.89
March 31, 2005	$234	$0.77	$0.92
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Consolidated net sales increased by $16.0 million, or 40.6%, to $55.4 million for the three months ended September 30, 2006 compared to consolidated net sales of $39.4 million for the three months ended September 30, 2005. The Company reported increases in sales volume in all segments of the business representing $4.0 million of the increase. The remaining $12.0 million increase in consolidated sales was attributable to an increase in average metal selling prices.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $1.5 million, or 16.9%, to $10.4 million for the three months ended September 30, 2006, compared to $8.9 million for the three months ended September 30, 2005. The increase was attributable to additional volume sold of 4,400 tons, or 9.7%, amounting to $844,000 accompanied by an increase in average selling prices of $647,000 million. The average selling price for ferrous products was approximately $209 per ton for the three months ended September 30, 2006 compared to $196 per ton for the three months ended September 30, 2005.
Non-Ferrous Sales
     Non-ferrous sales increased by $11.4 million, or 87.0%, to $24.5 million for the three months ended September 30, 2006, compared to $13.1 million for the three months ended September 30, 2005. The increase was due to higher average selling prices and higher sales volumes. The average selling price for non-ferrous products was approximately $1.26 per pound for the three months ended September 30, 2006 compared to $0.75 per pound for the three months ended September 30, 2005, an increase of approximately 68.0%. The increase in selling prices accounted for approximately $9.9 million of the total increase in non-ferrous sales. An increase in sales volume of approximately 2.0 million pounds, or 11.6%, contributed $1.5 million to the total increase in sales of non-ferrous products.
Lead Fabrication
     Lead fabrication sales increased by $3.0 million, or 17.2%, to $20.4 million for the three months ended September 30, 2006 compared to $17.4 million for the three months ended September 30, 2005. The increase was attributable to additional volume sold of 1.9 million pounds, or 9.3%, amounting to $1.5 million accompanied by an increase in average selling prices of approximately $1.5 million. The average selling price for finished lead products was approximately $0.92 per pound for the three months ended September 30, 2006 compared to $0.86 per pound for the three months ended September 30, 2005.
Operating Expenses
     Operating expenses increased by $14.0 million, or 44.6%, to $45.4 million for the three months ended September 30, 2006 compared to $31.4 million for the three months ended September 30, 2005. The increase in dollars was due a $12.5 million increase in the cost of purchased metals and a $1.5 million increase in other operating expenses which include increases in the following costs: freight charges of $579,000, wages and benefits of $488,000, production and fabricating supplies of $194,000.

Selling, General, and Administrative
     Selling, general, and administrative expenses increased $566,000 to $3.5 million, or 6.2% of sales, for three months ended September 30, 2006, compared to $2.9 million, or 7.4% of sales, for three months ended September 30, 2005. An increase in wages and benefits of $327,000 is the primary increase in selling, general and administrative costs.
Depreciation and Amortization
     Depreciation and amortization expenses remained flat at $1.0 million, or 1.8% of sales, for the three months ended September 30, 2006 compared to $954,000 or 2.4% of sales for the three months ended September 30, 2005.
Operating Income
     Operating income for three months ended September 30, 2006 increased by $1.4 million or 34.1% to $5.5 million for the three months ended September 30, 2006 compared to $4.1 million for three months ended September 30, 2005 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $517,000 or 0.9% of sales for the three months ended September 30, 2006 compared to $535,000 or 1.4% of sales for the three months ended September 30, 2005.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 9.84% on an average balance of $12.1 million for the three month period ending September 30, 2006 as compared to 7.36% on an average balance of $14.7 million for the three month period ending September 30, 2005.
Income Taxes on Income from Continuing Operations
     For the three months ended September 30, 2006, the Company recognized income tax expense of $1.9 million, resulting in an effective income tax rate of approximately 38%. For the three months ended September 30, 2005, the Company recognized income tax expense of $1.3 million resulting in an effective income tax rate of approximately 38%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of Gulf Coast Recycling, Inc., a secondary lead smelting operation based in Tampa, Florida. During the three months ended September 30, 2006 and 2005, the Company has reclassified the operating losses of Gulf Coast Recycling to discontinued operations totaling $894,000, net of income taxes, and $340,000, net of income taxes, respectively. The three months ended September 30, 2006 include a charge of $881,000 net of income taxes, for the environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant. During the three months ended September 30, 2006 and 2005, these costs amounted to $1,000 and $42,000, net of income taxes, respectively. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle.
Nine months Ended September 30, 2006 Compared to Nine months Ended September 30, 2005
     Consolidated net sales increased by $42.8 million, or 36.5%, to $159.9 million for the nine months ended September 30, 2006 compared to consolidated net sales of $117.1 million for the nine months ended September 30, 2005. The Company reported increases in sales volume in all segments of the business representing $14.9 million of the increase. The remaining $27.9 million increase in consolidated sales was attributable to an increase in average metal selling prices.
Scrap Metal Recycling

Ferrous Sales
     Ferrous sales increased by $8.0 million, or 30.9%, to $33.9 million for the nine months ended September 30, 2006, compared to $25.9 million for the nine months ended September 30, 2005. The increase was attributable to additional volume sold of 20,300 tons, or 15.8%, amounting to $4.1 million accompanied by an increase in average selling prices of $3.9 million. The average selling price for ferrous products was approximately $228 per ton for the nine months ended September 30, 2006 compared to $202 per ton for the nine months ended September 30, 2005.
Non-Ferrous Sales
     Non-ferrous sales increased by $23.8 million, or 58.9%, to $64.2 million for the nine months ended September 30, 2006, compared to $40.4 million for the nine months ended September 30, 2005. The increase was due to higher average selling prices and higher sales volumes. The average selling price for non-ferrous products was approximately $1.12 per pound for the nine months ended September 30, 2006 compared to $0.77 per pound for the nine months ended September 30, 2005, an increase of approximately 45.5%. The increase in selling prices accounted for approximately $20.0 million of the total increase in non-ferrous sales. An increase in sales volume of approximately 4.8 million pounds, or 9.1%, contributed $3.8 million to the total increase in sales of non-ferrous products.
Lead Fabrication
     Lead fabrication sales increased by $11.0 million, or 21.7%, to $61.8 million for the nine months ended September 30, 2006 compared to $50.8 million for the nine months ended September 30, 2005. The increase was attributable to additional volume sold of 8.1 million pounds, or 14.2%, amounting to $6.9 million accompanied by an increase in average selling prices of approximately $4.1 million. The average selling price for finished lead products was approximately $0.94 per pound for the nine months ended September 30, 2006 compared to $0.88 per pound for the nine months ended September 30, 2005.
Operating Expenses
     Operating expenses increased by $34.5 million, or 36.2%, to $129.8 million for the nine months ended September 30, 2006 compared to $95.3 million for nine months ended September 30, 2005. The increase in dollars was due a $30.4 million increase in the cost of purchased metals and a $4.1 million increase in other operating expenses which include increases in the following costs: wages and benefits of $1.7 million, freight charges of $992,000, vehicle maintenance of $394,000, and production and fabricating supplies of $361,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $1.4 million to $10.0 million, or 6.3% of sales, for the nine months ended September 30, 2006, compared to $8.6 million, or 7.3% of sales, for the nine months ended September 30, 2005. An increase in wages and benefits of $967,000 is the primary increase in selling, general and administrative costs.
Depreciation and Amortization
     Depreciation and amortization expenses remained flat at $3.0 million, or 1.8% of sales, for the nine months ended September 30, 2006 compared to $2.9 million or 2.5% of sales for the nine months ended September 30, 2005.
Operating Income
     Operating income for nine months ended September 30, 2006 increased by $6.9 million or 67.6% to $17.1 million for the nine months ended September 30, 2006 compared to $10.2 million for nine months ended September 30, and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $1.8 million or 1.1% of sales for the nine months ended September 30, 2006 compared to $2.0 million or 1.7% of sales for the nine months ended September 30, 2005. The reduction in interest expense in the current period was due to the expensing of approximately $280,000 in discounts in the previous year period related to the Company’s convertible notes and lower average borrowings partially offset by higher interest rates.

     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 8.89% on an average balance of $16.0 million for the nine month period ending September 30, 2006 as compared to 6.72% on an average balance of $17.8 million for the nine month period ending September 30, 2005.
Income Taxes on Income from Continuing Operations
     For the nine months ended September 30, 2006, the Company recognized income tax expense of $5.8 million, resulting in an effective income tax rate of approximately 38%. For the nine months ended September 30, 2005, the Company recognized income tax expense of $3.1 million resulting in an effective income tax rate of approximately 37%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary, until then a secondary lead smelting operation based in Tampa, Florida. During the nine months ended ending September 30, 2006 and 2005, the Company has reclassified the operating losses of Gulf Coast Recycling to discontinued operations totaling $474,000, net of income taxes and $515,000, net of income taxes respectively. During the nine months ended September 30, 2006, the Company recorded a $560,000 gain, net of income taxes, on the sale of substantially all of the assets of Gulf Coast Recycling. The nine months ended September 30, 2006 also include a charge of $881,000 net of income taxes for the environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida. The Company will continue to incur environmental maintenance and response costs for certain other offsite remediation in the vicinity of GCR’s former smelting facility. Discontinued operations for the nine month period ending September 30, 2005 include a $200,000 charge, net of income taxes, for the settlement of a claim for the EPA’s response costs relating to certain cleanup activities in College Grove, Tennessee.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle. In addition to these environmental monitoring costs, (and reclassification of the Gulf Coast subsidiary discussed above), during the nine months ended September 30, 2006, certain assets held for sale and located on the site in College Grove have been removed from the plant and have been scrapped. The nine months ended September 30, 2006 includes a charge of $516,000, net of taxes, for these assets previously held for sale which have been scrapped.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the nine months ended September 30, 2006, our operating activities generated net cash of $6.9 million compared to net cash generated of $7.7 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, operating cash was produced by net income of $8.2 million, non-cash items of depreciation and amortization of $3.3 million, deferred income taxes of $1.5 million and other non-cash items of $256,000 partially offset by a $6.4 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $6.9 million due to higher sales, a $2.3 million increase in inventory balances and prepaid items of $1.5 million. These items were partially offset by an increase in accounts payable, accrued expenses and income taxes payable of $4.2 million. For the nine months ended September 30, 2005, operating cash was produced by net income of $4.6 million, increased by non-cash items of depreciation and amortization of $3.6 million and deferred income taxes of $1.3 million partially offset by a $349,000 gain on the sale of property and equipment and a $1.6 million change in working capital components. The changes in working capital components include an increase in accounts payable, accrued expenses and income taxes payable of $2.5 million, an increase in accounts receivable of $4.8 million and prepaid expenses of $532,000 and a decrease in inventories of $1.2 million.
     We used $1.7 million in net cash for investing activities for the nine months ended September 30, 2006 compared to using net cash of $4.0 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the proceeds from the sale of substantially all the assets of our Gulf Coast Recycling subsidiary generated $6.0 million combined with proceeds from the disposal of other property and equipment of $319,000. This was offset by $7.0 million in purchases of equipment and capital improvements including the Syracuse facility and changes in other assets of $1.0 million. During the nine months ended September 30, 2005, we purchased the underlying real estate for Mayco’s Birmingham, Alabama lead fabrication plant, for $3.2 million and $2.8 million for other equipment and capital improvements for a total of $6.0 million. Increases in other assets and goodwill totaled approximately $218,000. These items were partially offset by the proceeds from the sale of real property in Atlanta, Georgia of $2.0 million and other equipment sale proceeds of $300,000.
     During the nine months ended September 30, 2006, we used $5.6 million of net cash in financing activities compared to $3.0 million of net cash used during the nine months ended September 30, 2005. For the nine months ended September 30, 2006 total debt repayments totaled $9.4 million offset by new borrowings of $3.8 million primarily for the purchase of property in Syracuse, New York as well as equipment and capital improvements. For the nine months ended September 30, 2005, total borrowings amounted to $3.2 million used primarily to finance the acquisition of Mayco’s lead fabrication plant in Birmingham, Alabama as well as for other equipment purchases. Offsetting the new borrowings were total debt repayments in the nine months ended September 30, 2005 of $6.0 million and the redemption of redeemable common stock for $100,000. The Company repaid debt with cash provided by operations and from the $2.0 million proceeds from the sale of the Atlanta property.
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
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2006, variable rate borrowings mainly consisted of outstanding borrowings of $12.5 million under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Assuming our average variable borrowings during a fiscal year were to equal the outstanding borrowings under our senior secured credit facility as of September 30, 2006, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $125,000 per year, with a corresponding change in cash flows.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 30, 2006 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(b) Changes in internal controls over financial reporting.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our nine months ending September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In March 2005, our Gulf Coast Recycling, Inc. subsidiary (“GCR”) received an information request and notice of potential liability from the EPA (the Request and Notice) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the Northern Settlement Agreement) and EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the Southern Settlement Agreement) providing in each case for the remediation of the affected property. Discontinued operations for the three and nine month periods ended September 30, 2006 include a charge of $881,000, net of income taxes, for the environmental remediation costs, ongoing monitoring and maintenance of the Jernigan Site in Seffner, Florida.
     On July 12, 2006, our Metalico Niles, Inc. subsidiary (“Metalico Niles”) entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (“NIMCO”) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull

County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. The Company intends to defend the suit vigorously.
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

METALICO, INC. (Registrant)
Date: October 27, 2006	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: October 27, 2006	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)