Form 10-K
period 2006-12-31
METALICO INC
filed 2007-03-28
CIK 1048685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32453

Metalico, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2169780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

186 North Avenue East Cranford, NJ (Address of Principal Executive Offices)	07016 (Zip Code)	(908) 497-9610 (Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was $29,869,324.

Number of shares of Common stock, par value $.001, outstanding as of March 23, 2007: 12,268,639 (26,133,613 assuming the conversion of all of the Company’s outstanding preferred stock into common)

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, and 13 hereof.

METALICO, INC.

FOR THE YEAR ENDED DECEMBER 31, 2006

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

Metalico, Inc.

PART I

Item 1.  Business

Metalico, Inc. (referred to in this 10-K Report as “the Company,” “Metalico,” “we,” “us,” “our,” and similar terms) operates in eleven locations through nine operating subsidiaries in two distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabrication”).

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

SUMMARY OF BUSINESS

Ferrous and Non-Ferrous Scrap Metal Recycling

The Company has concentrated on acquiring and successfully consolidating scrap operations in upstate and Western New York State by initially acquiring companies to serve as platforms into which subsequent acquisitions would be integrated. We believe that through the integration of our acquired businesses, we have enhanced our competitive position and profitability of the operations because of broader distribution channels, elimination of redundant functions, greater utilization of operating assets, and improved managerial and financial resources.

We are one of the largest full-service metals recyclers in upstate and Western New York, with six recycling facilities located in that regional market. Our operations primarily involve the collection and processing of ferrous and non-ferrous metals. We collect industrial and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our ultimate consumers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters, aluminum recyclers and metal brokers. We acquire unprocessed scrap metals primarily in our local and regional markets and sell to consumers nationally and in Canada as well as to exporters and international brokers. We are also able to supply quantities of scrap aluminum to our aluminum recycling facility described below and scrap lead to our lead fabricating subsidiaries. We believe that we provide comprehensive product offerings of both ferrous and non-ferrous scrap metals.

Our platform facilities in upstate New York have ready access to both highway and rail transportation, a critical factor in our business. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we manufacture de-oxidizing aluminum (“de-ox”), a form of refined aluminum, for the steel industry. As of December 31, 2006 we were in the process of moving our de-ox manufacturing operations from Lackawanna, New York to our new Syracuse, New York facility. De-ox is used by the steel industry during the steel-making process to remove oxygen from molten steel. The relocation of our de-ox manufacturing operations to Syracuse will enable us to increase production capacity for de-oxidizing aluminum and produce other grades of refined aluminum used in aluminum casting applications.

Our metal recycling business has collection and processing facilities in the following locations:

Location	Number of Facilities

Buffalo, New York	1
Niagara Falls, New York	1
Lackawanna, New York (Hamburg)	1
Rochester, New York	2
Syracuse, New York	1

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

Lead Fabrication

Through five physical operations located in four states, we consume approximately 80 million pounds of lead metal per year that are utilized in more than one hundred different base products. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding, electronic solders, ammunition, automotive, Department of Defense contractors, and others.

Our Lead Fabrication and Recycling segment has production facilities in the following locations:

•	Birmingham, Alabama

•	Granite City, Illinois

•	Carson City, Nevada

•	Healdsburg, California

•	Ontario, California

Our sales are concentrated within four main product lines: sheet lead, shot, extruded strip lead, and cast lead. Sheet lead is produced in various sizes, thicknesses, and alloys based upon customer requirements. Sheets are rolled to various thicknesses, cut to customer specifications and shipped to roof flashing manufacturers, fabricators of radiation shielding, sound attenuation and roofing contractors and other users. Shot is produced and sold nationwide primarily to the recreational re-load market under the Lawrence and West Coast Shot brands. We also sell shot to cartridge manufacturers and industrial consumers. Shot is produced in several lead alloys and sizes. Strip lead is produced in rolls of various widths and lengths. Strip lead is used primarily in the roofing industry. Cast lead is typically sold in pig, ingot, brick and rectangular form. Extruded wire and bar are used in plumbing applications, stained glass production, the electronics industry and the radiation shielding industry. Extruded pipe is used in the plumbing and roofing industries. Extruded products are available in flats, rounds, stars, pipe, and custom designed configurations. Other lead products include roof flashings, lead wool, anodes and babbitt.

Business Strategies

Our core business strategy is to grow our scrap metal recycling business through acquisitions in existing, contiguous and new markets, and enhance our position as a high quality producer of recycled metal products through investments in state-of-the-art equipment and to enhance operational density. Ferrous and non-ferrous scrap metal recycling represents approximately 62% and 55% of our operating income for the years ended December 31, 2006 and 2005 respectively, before corporate expenses, eliminations, impairment and other nonrecurring charges. Our ferrous and non-ferrous scrap metal recycling operations are the leading processors in their local markets. We intend to continue focusing on increasing our position as the premier recycled metals processor in our existing regional markets and vigorously exploring growth opportunities in contiguous and new geographic markets.

Historically, our lead fabrication business has generated reliable cash flows. It does not typically require significant capital expenditures. However, we are currently undertaking a mill replacement project that would improve productivity in our Birmingham, Alabama plant. We intend to improve cash flows and expand our market share in this business primarily by continued focus on operating efficiencies. We will attempt to reduce our largest operating expense, which is our raw material cost, by increasing the number of our suppliers of refined and scrap lead. We intend to reduce our other operating and administrative costs through continued integration and further automation of the work flow process at our Alabama- based fabricator. In addition, we intend to grow this business through increased sales and marketing efforts and through acquisition of complementary product lines or competitive business operations should the opportunities present themselves.

We recently invested $2.5 million in AgriFuel Co., a privately held corporation organized to produce and market biofuels refined from waste vegetable oil, animal fats, and agricultural feedstocks. AgriFuel focuses on biodiesel within the market for biofuels, which are alternatives to petroleum-based energy sources made from natural and renewable resources like soybeans and other oil-producing plant materials as well as spent vegetable oils and animal fats from restaurants. Biofuels are clean-burning fuels containing no petroleum that can be used in blends with distillate petroleum products or independently in motor vehicles and in certain home heating systems. Biodiesel is an alternative to various oil distillate products, including diesel and certain home heating oils, that can be used in a variety of diesel engines and home heating systems. The Company has been using blends ranging from 20% to 80% biodiesel (identified in the industry as B20 and B80) since June of 2005 to fuel most of the trucks and off-road heavy equipment used in its New York State operations.

The following are some of our specific business strategies:

Improve Operating Density.  We intend to continue to improve operating density within our existing geographic market. We look to concentrate our customer base by marketing our range of services to existing and potential customers and consumers as well as by supplementing the activities in our existing platforms with complementary tuck-in acquisitions where and as they may become available.

Expand scrap metal recycling.  We intend to seek expansion opportunities in contiguous markets and elsewhere. In upstate New York, we plan to continue leveraging our owned facilities through strategic tuck-in acquisitions. We are also pursuing development of auto-shredding capacity, either through an acquisition or internal development, in order to compete in that segment of the scrap metal recycling industry. In addition, we intend to grow through sales and marketing and explore select joint ventures with metal processors and suppliers.

Complete value-creating acquisitions.  Our strategy is to target acquisition candidates we believe will earn after-tax returns in excess of our cost of capital. In new markets, we seek to identify and acquire platform businesses that can provide market growth and consolidation opportunities. We believe we are well positioned to make strategic acquisitions, if reasonable purchase prices can be attained. However, we continue to explore strategic opportunities to increase our market share in lead fabrication.

Capture benefits of integration.  When we have made acquisitions we have historically sought to capture the benefits of business integration whenever possible. For example, our aluminum melting and recovery facility located in Syracuse, New York will consume many of the grades of aluminum scrap that our Buffalo and Rochester scrap yards process. This relationship allows these subsidiaries to take advantage of transportation efficiencies, avoid some of the processing costs associated with preparing scrap for sale to third parties, internalize pricing mark-ups and expand service to consumers. In addition, we believe we enjoy a competitive advantage over non-vertically integrated lead fabrication companies as a result of our refining capabilities within our lead fabrication operations. Our Granite City, Illinois plant has the ability to process and refine various forms of scrap lead. Typically scrap lead can be purchased, processed and refined for less cost than refined lead can be purchased from existing suppliers. Our Granite City plant has the capacity to supply Mayco with one-third of its refined lead needs on a monthly basis, subject to cost and availability of scrap lead. We also sell batteries to other lead smelting operations who in turn supply lead to Mayco.

Maximize operating efficiencies.  Our goal is to continue improving operating efficiency in both business segments in order to maximize operating margins in our business. We have made significant investments in property, plant and equipment designed to make us a more efficient processor helping us to achieve economies of scale. For example, in our Syracuse operations, we are in the process of bringing a rail spur into the property that will allow us to ship more metal, to reach new consumers and save freight cost. Currently, Metalico is upgrading its Birmingham, Alabama lead mill and plant, which is Metalico’s primary lead production facility. The purpose of the upgrades is to significantly increase the plant’s overall efficiency, both in terms of manufacturing costs and utility costs. Metalico projects that the upgraded mill will be operational in mid-2008. We continue to invest in new equipment and make improvements to enhance productivity and to protect the environment such as installing water oil collector/separators in the scrap yards.

Mitigate commodity price risk.  We strive to maintain an appropriate sales mix of ferrous and non-ferrous metal products to reduce commodity price risk. We believe that a diversified scrap metal operation minimizes our exposure to fluctuations in any single metal market. Ferrous scrap metal recycling and non-ferrous scrap metal recycling represent approximately 21.0% and 41.1%, respectively, of our scrap metal revenue for the year ended December 31, 2006.

Rapidly turn inventory in order to minimize exposure to commodity price risk and avoid speculation.  We consistently turn inventory in order to minimize exposure to commodity price swings and maintain consistent cash flows.

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

•	Sorting. After purchasing ferrous scrap metal, we inspect the material to determine how it can most efficiently be processed to maximize profitability. In some instances, scrap may be sorted and sold without further processing. We separate scrap for further processing according to its size and metallurgical composition by using conveyor systems, crane-mounted electromagnets and/or grapples.

•	Torching, Shearing or Cutting. Pieces of oversized ferrous scrap, such as obsolete steel girders and used drill pipes, which are too large for other processing, are cut with hand-held acetylene torches, crane-mounted alligator shears or stationary guillotine shears. After being reduced to specific lengths or sizes, the scrap is then sold and shipped to those consumers who can accommodate larger materials in their furnaces, such as mini-mills.

•	Baling. We process light-gauge ferrous metals such as clips and sheet iron, and by-products from industrial manufacturing processes, such as stampings, clippings and excess trimmings, by baling these materials into large, dense, uniform blocks. We use cranes, front-end loaders and conveyors to feed the metal into hydraulic presses, which compress the materials into cubes at high pressure to achieve higher density for transportation and handling efficiency.

•	Briquetting. We process borings and turnings made of steel and iron into briquettes using cold briquetting methods, and sell these briquettes to steel mills or foundries. We possess the technology to control the metallurgical content of briquettes to meet customer specifications.

•	Breaking of Furnace Iron. We process cast iron which includes blast cast iron, steel pit scrap, steel skulls and beach iron. Large pieces of iron are broken down by the impact of forged steel balls dropped from cranes. The fragments are then sorted and screened according to size and iron content.

Ferrous Scrap Sales.  We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for large consumers. Most of our consumers purchase processed ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. The price at which we sell our ferrous scrap depends upon market demand and competitive pricing, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of rail or truck transportation to the buyer. Ferrous scrap is shipped via truck and rail transportation. Ferrous scrap transported via truck is sold predominately to mills usually located in Pennsylvania, New York and metropolitan Toronto within eight hours of our recycling facilities. Ferrous scrap transported via rail can be shipped anywhere in the continental United States. Our recycling facilities ship primarily via rail to consumers in Pennsylvania, Ohio, Illinois, and Indiana. Ferrous scrap metal sales accounted for 21.0% and 22.6% of revenue for the years ended December 31, 2006 and 2005, respectively. We believe our profitability may be enhanced by our offering a broad product line to a diversified group of scrap metal consumers. Our ferrous scrap sales are accomplished through a calendar month sales program managed regionally.

Non-Ferrous Operations

Non-Ferrous Scrap Purchasing.  We purchase non-ferrous scrap from three primary sources: (i) manufacturers and other non-ferrous scrap sources who generate waste aluminum, copper, stainless steel, brass, nickel-based alloys, high-temperature alloys and other metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense, and recycling companies that generate obsolete scrap consisting primarily of copper wire, titanium and high-temperature alloys and used aluminum beverage cans; and (iii) peddlers who deliver directly to our facilities material which they collect from a variety of sources. We also collect non-ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing re-usable retrieval boxes at the sources. The boxes are subsequently transported to our processing facilities usually by company owned trucks.

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

•	Sorting. Our sorting operations separate non-ferrous scrap manually and are aided by conveyor systems and front-end loaders. In addition, many non-ferrous metals are identified and sorted by using grinders and spectrometers and by torching. Our ability to identify metallurgical composition is critical to maximizing margins and profitability. Due to the high value of many non-ferrous metals, we can afford to utilize more labor-intensive sorting techniques than are employed in our ferrous operations. We sort non-ferrous scrap for further processing and upgrading according to type, grade, size and chemical composition. Throughout the sorting process, we determine whether the material can be cost effectively processed further and upgraded before being sold.

•	Copper and Brass. Copper and brass scrap may be processed in several ways. We sort copper predominantly by hand according to grade, composition and size. We package copper and brass scrap by baling, boxing and other repacking methods to meet consumer specifications.

•	Aluminum and Stainless Steel. We process aluminum and stainless steel based on type of alloy and, where necessary, size the pieces to consumer specifications. Large pieces of aluminum or stainless steel are cut using crane-mounted alligator shears and stationary guillotine shears and are baled individually along with small stampings to produce large bales of aluminum or stainless steel. Smaller pieces of aluminum and stainless steel are boxed individually and repackaged to meet consumer specifications.

•	Thermal Technology. The aluminum melting and recovery facility used thermal technology in a sweat furnace to separate aluminum from scrap items such as gas meters, transmissions, engine blocks, window and door frames, kegs, and other aluminum scraps bearing iron content. The expanded facility in Syracuse, New York will use a reverberatory furnace providing higher throughput and greater recovery efficiencies.

•	Other Non-Ferrous Materials. We process other non-ferrous metals using similar cutting, baling and repacking techniques as used to process copper and brass. Other significant non-ferrous metals we process come from such sources as catalytic converters which contain precious metals, titanium, brass and high-temperature nickel-based alloys which are often hand sorted to achieve maximum value.

Non-Ferrous Scrap Sales.  We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of national and international economic activity, with prices generally linked to quotations for primary metal on the London Metal Exchange or COMEX Division of the New York Mercantile Exchange. Suppliers and consumers of non-ferrous metals also use these exchanges to hedge against metal price fluctuations by buying or selling futures contracts. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. Non-ferrous scrap is shipped predominately via third-party truck to consumers generally located east of the Mississippi River. Approximately 5% of our non-ferrous scrap sales are to foreign markets. Non-ferrous metal sales accounted for 41.1% and 34.1% of revenue for the years ended December 31, 2006 and 2005. The Company does not use futures contracts to hedge prices for its products.

Competition

The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. We compete to purchase raw scrap with numerous independent recyclers and large public scrap processors as well as larger and smaller scrap companies engaged only in collecting industrial scrap. Many of these producers have substantially greater financial, marketing and other resources than we do. Successful procurement of materials is determined primarily by the price and promptness of payment for the raw scrap and the proximity of the processing facility to the source of the unprocessed scrap. We compete in a global market with regard to the sale of processed scrap. Competition for sales of processed scrap is based primarily on the price, quantity and quality of the scrap metals, as well as the level of service provided in terms of consistency of quality, reliability and timing of delivery. Our competitive advantage derives from our ability to source and process substantial volumes, deliver a broad product line to consumers, transport the materials efficiently, and sell scrap in regional, national and international markets and to provide other value-added services to our suppliers and consumers.

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

LEAD FABRICATION

Products

We manufacture a wide variety of lead-based products through our sheet lead, shot, strip lead, and cast lead product lines. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding, electronic solders, ammunition, automotive, Department of Defense contractors, and others.

Products	Available Form	Application

Anodes	Ball; Chunk; Oval; Flat; Round; Star	Plating: Cathodic Protection; Zinc/Copper Production
Antimony Alloys	Bar; Shot; Sheet Lead	Foundry; Ammunition; Construction
Babbitt Alloys	Bar; Ingot; Wire	Bearing Assembly and Repair; Capacitor Manufacturing
Britannia Alloys	Sheet; Strip	Engraving Metal; Organ Pipe; Gasket
Came	Extruded Channel	Stained Glass Assembly and Repair
Hot Pour	Liner	Radiation Shielding
Lead Alloys	Bar; Ingot; Ribbon; Wire; Shot; Sheet; Type; Anode; Wood; Brick; Pipe; Nuclear Case	Industrial Assembly and Repair; Stained Glass; Plumbing; Radiator; Babbitt; Pewter; Reloading
Lead Sheet	Sheet; Roll; Plate; Roof Flashings; Brick	Radiation Shielding; Sound Attenuation; Roof flashing; Storage Tanks; Shower Pans
Pewter	Bar; Ingot	Casting; Forming
Tin Alloys	Bar; Ingot; Wire; Sheet; Anode; Ribbon	Industrial Assembly and Repair
Type Metals	Bar; Ingot	Work-holding Applications; Corrosion Protection

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

Extruded Product:  Lead ingots in alloyed form are melted and forced through a precast die providing final shape. The cool, hardened product is then cut to the desired length and its thickness is measured to ensure the product meets specifications.

Cast Product:  Lead ingots in alloyed forms are melted and poured into precast molds. The cool hardened lead product is trimmed or machined for final use.

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

Our sales and marketing department consists of nine internal salespeople who, in addition to sourcing leads for new business, function in a customer service role, working with existing customers. We also use independent sales representatives and product marketing organizations throughout the country.

Competition

Our lead fabrication facilities compete against one fabricator of similar products based in the Southwest who distributes nationally and several smaller regional producers of similar products. To a lesser extent, we also compete against products imported from South America, Canada, Europe and Asia.

Smelting

On May 31, 2006, our Gulf Coast Recycling, Inc. subsidiary (“Gulf Coast”) sold substantially all of its assets. As a result, we have exited the secondary lead smelting business.

Seasonality and other conditions

Both the Scrap Metal Recycling and Lead Fabrication segments of our business generally experience seasonal slowness in the months of July and December, as customers tend to reduce production and inventories. In addition, periodic maintenance shutdowns or labor disruptions at our larger customers may have an adverse impact on our operations. Our operations can be adversely affected as well by protracted periods of inclement weather or reduced levels of industrial production, which may reduce the volume of material processed at our facilities.

Employees

At March 2, 2007, we had 391 employees. Thirty-eight of these employees, all employed in our Granite City, Illinois facility, are covered by a collective bargaining agreement which expires March 15, 2008. A strike or work stoppage could impact our ability to operate the Granite City facility. Our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees.

Recent Developments

Our Metalico Aluminum Recovery, Inc. subsidiary has been issued an air permit by the New York State Department of Environmental Conservation for its new aluminum smelting plant in the Syracuse area, clearing the final regulatory hurdle for the Company’s planned expansion in Central New York. Metalico Aluminum Recovery makes processed aluminum products, principally deoxidizing cones and shot used in the manufacture of steel. Production at the new facility is scheduled to begin this spring. When fully operational, the plant will have a production capacity of up to 6,000,000 pounds per month.

Segment reporting

See Note 19 to the Company’s audited financial statements for the year ended December 31, 2006, located elsewhere in this report.

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

Prices of commodities we own may be volatile, which may adversely affect our operating results and financial condition.

Although we seek to turn over our inventory of raw or processed scrap metals as rapidly as possible, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond our control, including:

•	general domestic and global economic conditions, including metal market conditions;

•	competition for sourcing metal;

•	the financial condition of our major suppliers and consumers;

•	the availability of imported finished metal products;

•	international demand for U.S. scrap;

•	the availability and relative pricing of scrap metal substitutes;

•	import duties and tariffs;

•	currency exchange rates; and

•	domestic and international labor costs.

Although we have historically attempted to raise the selling prices of our lead fabrication and scrap recycling products in response to an increasing price environment, competitive conditions may limit our ability to pass on price increases to our consumers. Specific to scrap recycling, in a decreasing price environment, we may not have the ability to fully recoup the cost of raw scrap we process and sell to our consumers.

The volatile nature of metal commodity prices makes it difficult for us to predict future revenue trends as shifting international and domestic demand can significantly impact the prices of our products and effect anticipated future results. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. We do not use futures contracts to hedge prices for our products. This volatility, and the resulting unpredictability of revenues and costs, can adversely and materially affect our operating margins and other results of operations.

The profitability of our scrap recycling operations depends, in part, on the availability of an adequate source of supply.

We depend on scrap for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap waiting for higher prices. In addition, a slowdown in industrial production in the U.S. could reduce the supply of industrial scrap metal available to us. If an adequate supply of scrap metal is not available to us, we would be unable to recycle metals at desired volumes and our results of operations and financial condition would be materially and adversely affected.

The cyclicality of our industry could negatively affect our sales volume and revenues.

The operating results of the scrap metals recycling industry in general, and our operations specifically, are highly cyclical in nature. They tend to reflect and be amplified by general economic conditions, both domestically and internationally. Historically, in periods of national recession or periods of slowing economic growth, the operating results of scrap metals recycling companies have been materially and adversely affected. For example, during recessions or periods of slowing economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This leads to significant fluctuations in demand and pricing for our products. Economic downturns in the national and international economy would likely materially and adversely affect our results of operations and financial condition. Our ability to withstand significant economic downturns in the future will depend in part on our levels of debt and equity capital, operating flexibility and access to liquidity.

The volatility of the import and export markets may adversely affect our operating results and financial condition.

Our business may be adversely affected by increases in steel imports into the United States which will generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals domestically. Our operating results could also be negatively affected by strengthening or weakening in the U.S. Dollar. For example, beginning in July 1998, the domestic steel industry and, in turn, the metals recycling industry suffered a dramatic and precipitous collapse, resulting in a significant decline in the price and demand for scrap metals. The decline in the steel and scrap metal sectors was the result, in large part, of the increase in steel imports flowing into the United States during the last six months of 1998. Our results of operations were adversely impacted by reduced steel production in the United States during fiscal 1999. Export markets, including Asia and in particular China, are important to the scrap metal recycling industry. Weakness in economic conditions in Asia and, in particular slowing growth in China, could negatively affect us.

The high cost of lead may impact our ability to sell product

Additional increases in the cost of lead could reduce the demand for lead products by making nonlead-bearing alternatives more cost attractive. Changing lead markets may impact our ability to secure the volume of raw materials needed at pricing considered sustainable before driving consumers to substitute products. Our lead fabrication facilities may be adversely impacted by increases or decreases in lead pricing. Disruptions in domestic or foreign lead refining capacity could impact our ability to secure enough raw material to meet production requirements. Additionally, fluctuations in lead pricing could negatively impact the supply of raw material for the fabricators.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

As of December 31, 2006, we had $18.5 million of total debt outstanding, before the application of cash and cash equivalents of $1.5 million available for repayment of such indebtedness. We also had an additional $8.8 million of cash that is restricted for investment by and general working capital needs of AgriFuel. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments, we may incur additional indebtedness in the future. We anticipate our debt service payment obligations during the next twelve months, to be approximately $6.9 million, comprised of principal coming due within the next twelve months of $5.4 million plus interest of $1.5 million. As of December 31, 2006, approximately $11.7 million of our debt accrued interest at variable rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Based on actual amounts outstanding as of December 31, 2006, if the interest rate on our variable rate debt were to increase by 1%, our annual debt service payment obligations would increase by approximately $117,000. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:

•	a substantial portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;

•	our ability to obtain additional future financing for acquisitions, capital expenditures, working capital or general corporate purposes could be limited;

•	we have increased vulnerability to adverse general economic and metals recycling industry conditions; and

•	we are vulnerable to higher interest rates because interest expense on borrowings under our credit agreement is based on margins over a variable base rate.

Our indebtedness contains covenants that restrict our ability to engage in certain transactions and failure to comply with the terms of such indebtedness could result in a default that could have material adverse consequences for us.

Under our senior financing agreements, we are required to satisfy specified financial covenants, including minimum EBITDA covenants and maximum capital expenditure covenants. Although we are currently in compliance with the covenants and satisfy our financial tests, we have in the past been in technical default under our loan facilities, all of which had been waived. Our ability to comply with these specified financial covenants may be affected by general economic conditions, industry conditions, market fluctuations in metal prices, and other events beyond our control. Our breach of any of the covenants contained in the agreements governing our indebtedness, including our loan agreements, could result in a default under such agreements. In the event of a default, a lender could elect not to make additional loans to us and to declare all amounts borrowed by us, together with accrued interest, to be due and payable. In the event that this occurs, we would likely be unable to repay all such accelerated indebtedness.

We may not generate sufficient cash flow to service all of our debt obligations.

Our ability to make payments on our indebtedness and to fund our operations depends on our ability to generate cash in the future. Our future operating performance is subject to market conditions and business factors that are beyond our control. We might not be able to generate sufficient cash flow to pay the principal and interest on our debt. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt. The terms of our debt might not allow for these alternative measures, and such measures might not satisfy our scheduled debt service obligations. In addition, in the event that we are required to dispose of material assets or restructure or refinance our debt to meet our debt obligations, we cannot assure you as to the terms of any such transaction or how quickly such transaction could be completed.

We may seek to make acquisitions that prove unsuccessful or strain or divert our resources.

We continuously evaluate potential acquisitions.  We may not be able to complete any acquisitions on favorable terms or at all.

Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

•	the diversion of our management’s attention from our everyday business activities;

•	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

•	the need to expand management, administration, and operational systems.

If we make such acquisitions we cannot predict whether:

•	we will be able to successfully integrate the operations and personnel of any new businesses into our business;

•	we will realize any anticipated benefits of completed acquisitions; or

•	there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with environmental liabilities undiscovered at the time of acquisition.

In addition, future acquisitions by us may result in:

•	potentially dilutive issuances of our equity securities;

•	the incurrence of additional debt;

•	restructuring charges; and

•	the recognition of significant charges for depreciation and amortization related to intangible assets.

We may in the future make investments in or acquire companies or commence operations in businesses and industries that are outside of those areas that we have operated historically. We cannot assure that we will be successful in managing any new business. If these investments, acquisitions or arrangements are not successful, our earnings could be materially adversely affected by increased expenses and decreased revenues.

An impairment in the carrying value of goodwill or other acquired intangibles could negatively affect our operating results and net worth.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by our management at least annually for impairment. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible is considered impaired and is reduced to fair value via a charge to earnings. Events and conditions that could result in impairment include changes in the industries in which we operate, as well as competition, a significant product liability or environmental claim, or other factors leading to reduction in expected sales or profitability. If the value of goodwill or other acquired intangibles is impaired, our earnings and net worth could be adversely affected.

We intend to develop “greenfield” projects which are subject to risks commonly associated with such projects.

We intend to develop “greenfield” projects, either on our own or through joint ventures. There are risks commonly associated with the start-up of such projects which could result in operating difficulties or delays in the start-up period and may cause us not to achieve our planned production, timing, quality, environmental or cost projections, which could have a material adverse effect on our results of operations, financial condition and cash flows. These risks include, without limitation, difficulties in obtaining permits, equipment failures or damage, errors or miscalculations in engineering, design specifications or equipment manufacturing, faulty construction or workmanship, defective equipment or installation, human error, industrial accidents, weather conditions, failure to comply with environmental and other permits, and complex integration of processes and equipment.

The markets in which we operate are highly competitive. Competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.

The markets for scrap metal are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. We compete to purchase raw scrap with numerous independent recyclers, large public scrap processors and smaller scrap companies. Successful procurement of materials is determined primarily by the price and promptness of payment for the raw scrap and the proximity of the processing facility to the source of the unprocessed scrap. We occasionally face competition for purchases of unprocessed scrap from producers of steel products, such as integrated steel mills and mini-mills, which have vertically integrated their operations by entering the scrap metal recycling business. Many of these producers have substantially greater financial, marketing and other resources. If we are unable to compete with these other companies in procuring raw scrap, our operating costs could increase.

We compete in a global market with regard to the sale of processed scrap. Competition for sales of processed scrap is based primarily on the price, quantity and quality of the scrap metals, as well as the level of service provided in terms of consistency of quality, reliability and timing of delivery. To the extent that one or more of our competitors becomes more successful with respect to any key factor, our ability to attract and retain consumers could be materially and adversely affected. Our scrap metal processing operations also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap, which could result in lower prices for such products.

Our lead fabrication operations compete against one fabricator of similar products in the Southwest who distributes nationally, and several smaller regional producers of similar products. To a lesser extent, we also compete against products imported from South America, Canada, Europe and Asia. To the extent that one or more of our competitors becomes more successful with respect to any key factor, our ability to attract and retain consumers could be materially and adversely affected.

Unanticipated disruptions in our operations or slowdowns by our shipping companies could adversely affect our ability to deliver our products, which could materially and adversely affect our revenues and our relationship with our consumers.

Our ability to process and fulfill orders and manage inventory depends on the efficient and uninterrupted operation of our facilities. In addition, our products are usually transported to consumers by third-party truck and rail carriers. As a result, we rely on the timely and uninterrupted performance of third party shipping companies and dock workers. Any interruption in our operations or interruption or delay in transportation services could cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused or result in higher transportation costs. As a result, our relationships with our consumers and our revenues and results of operations and financial condition could be materially and adversely affected.

Our operations consume large amounts of electricity and natural gas, and shortages, supply disruptions or substantial increases in the price of electricity and natural gas could adversely affect our business.

The successful operation of our facilities depends on an uninterrupted supply of electricity. Accordingly, we are at risk in the event of an energy disruption. The electricity industry has been adversely affected by shortages in regions outside of the locations of our facilities. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. Any such disruptions could materially and adversely affect our operating results and financial condition. Electricity prices have become more volatile with substantial increases over the past year. Additional prolonged substantial increases would have an adverse effect on the costs of operating our facilities and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our consumers.

We depend on an uninterrupted supply of natural gas in our de-ox and lead fabrication facilities. Supply for natural gas depends primarily upon the number of producing natural gas wells, wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and access to dependable methods of delivery. The level of these activities is primarily dependent on current and anticipated natural gas prices. Many factors, such as the supply and demand for natural gas, general economic conditions, political instability or armed conflict in worldwide natural gas producing regions and global weather patterns including natural disasters such as hurricanes affect these prices. Natural gas prices have become very volatile. Additional prolonged substantial increases would have an adverse effect on the costs of operating our facilities and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our consumers. We purchase most of our electricity and natural gas requirements in local markets for relatively short periods of time. As a result, fluctuations in energy prices can have a material adverse effect on the costs of operating our facilities and our operating margins and cash flow.

The loss of any member of our senior management team or a significant number of our managers could have a material adverse effect on our ability to manage our business.

Our operations depend heavily on the skills and efforts of our senior management team, including Carlos E. Agüero, our Chairman, President and Chief Executive Officer, Michael J. Drury, our Executive Vice-President, and the other employees who constitute our executive management team. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. We have long-term employment agreements with Messrs. Agüero and Drury and certain other members of our management team. However, there can be no assurance that we will be able to retain the services of any of these individuals. We face intense competition for qualified personnel, and many of our competitors have greater resources than we have to hire qualified personnel. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our ability to manage our business. We carry key man life insurance for Carlos E. Agüero.

The concentration of our consumers and our exposure to credit risk could have a material adverse effect on our results of operations and financial condition.

Sales to our ten largest consumers represented approximately 29.0% of consolidated net sales for the year ended December 31, 2006 and 27.2% of consolidated net sales for the year ended December 31, 2005. Sales to our largest consumer represented approximately 6.5% of consolidated net sales for the year ended December 31, 2006, and 6.7% of consolidated net sales for the year ended December 31, 2005. In connection with the sale of our products, we generally do not require collateral as security for consumer receivables. We have significant balances owing from some consumers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of those receivables. The loss of a significant consumer or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

A significant increase in the use of scrap metal alternatives by current consumers of processed scrap metals could reduce demand for our products.

During periods of high demand for scrap metals, tightness can develop in the supply and demand balance for ferrous scrap. The relative scarcity of ferrous scrap, particularly the “cleaner” grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets, to offer their products to our consumers. Although these alternatives have not been a major factor in the industry to date, the use of alternatives to scrap metals may proliferate in the future if the prices for scrap metals rise or if the levels of available unprepared ferrous scrap decrease. As a result, we may be subject to increased competition which could adversely affect our revenues and materially and adversely affect our operating results and financial condition.

Our operations are subject to stringent regulations, particularly under applicable environmental laws, which could subject us to increased costs.

The nature of our business and previous operations by others at facilities owned or operated by us make us subject to significant government regulation, including stringent environmental laws and regulations. Among other things, these laws and regulations impose comprehensive statutory and regulatory requirements concerning, among other matters, the treatment, acceptance, identification, storage, handling, transportation and disposal of industrial by-products, hazardous and solid waste materials, waste water, storm water effluent, air emissions, soil contamination, surface and ground water pollution, employee health and safety, operating permit standards, monitoring and spill containment requirements, zoning, and land use, among others. Various laws and regulations set prohibitions or limits on the release of contaminants into the environment. Such laws and regulations also require permits to be obtained and manifests to be completed and delivered in connection with the operations of our businesses, and in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material can be identified. This regulatory framework imposes significant actual, day-to-day compliance burdens, costs and risks on us. Violation of such laws and regulations may and do give rise to significant liability, including fines, damages, fees and expenses, and closure of a site. Generally, the governmental authorities are empowered to act to clean up and remediate releases and environmental damage and to charge the costs of such cleanup to one or more of the owners of the property, the person responsible for the release, the generator of the contaminant and certain other parties or to direct the responsible party to take such action. These authorities may also impose a penalty or other liens to secure the parties’ reimbursement obligations.

Environmental legislation and regulations have changed rapidly in recent years, and it is possible that we will be subject to even more stringent environmental standards in the future. For these reasons, future capital expenditures for environmental control facilities cannot be predicted with accuracy; however, if environmental control standards become more stringent, our compliance expenditures could increase substantially. Due to the nature of our lead fabrication and scrap metal recycling businesses, it is likely that inquiries or claims based upon environmental laws may be made in the future by governmental bodies or individuals against us and any other scrap metal recycling entities that we may acquire. The location of some of our facilities in urban areas may increase the risk of scrutiny and claims. We cannot predict whether any such future inquiries or claims will in fact arise or the outcome of such matters. Additionally, it is not possible to predict the amounts of all capital expenditures or of any increases in operating costs or other expenses that we may incur to comply with applicable environmental requirements, or whether these costs can be passed on to consumers through product price increases.

Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but that have been found to affect the environment and to create public rights of action for environmental conditions and activities. As is the case with lead fabrication and scrap metal recycling businesses in general, if damage to persons or the environment has been caused, or is in the future caused, by hazardous materials activities of us or our predecessors, we may be fined and held liable for such damage. In addition, we may be required to remedy such conditions and/or change procedures. Thus, liabilities, expenditures, fines and penalties associated with environmental laws and regulations might be imposed on us in the future, and such liabilities, expenditures, fines or penalties might have a material adverse effect on our results of operations and financial condition.

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

Certain of our sites are contaminated, and we are responsible for certain off-site contamination as well. Such sites may require investigation, monitoring and remediation. The existence of such contamination may result in federal, state, local and/or private enforcement or cost recovery actions against us, possibly resulting in disruption of our operations, and/or substantial fines, penalties, damages, costs and expenses being imposed against us. We expect to require future cash outlays as we incur costs relating to the remediation of environmental liabilities and post-remediation compliance. These costs may have a material adverse effect on our results of operations and financial condition.

Environmental impairment liability insurance, which we only carry on our scrap processing facility in Syracuse for conditions existing there prior to our purchase of the property, is prohibitively expensive and limited in the scope of its coverage. Our general liability insurance policies in most cases do not cover environmental damage. If we incur significant liability for environmental damage not covered by insurance; or for which we have not adequately reserved; or for which we are not adequately indemnified by third parties; our results of operations and financial condition could be materially adversely affected.

In the past we have upon occasion been found not to be in compliance with certain environmental laws and regulations, and have incurred fines associated with such violations which have not been material in amount. We may in the future incur additional fines associated with similar violations. We have also paid some or all of the costs of certain remediation actions at certain sites. On occasion these costs have been material. Material fines, penalties, damages and expenses resulting from additional compliance issues and liabilities might be imposed on us in the future.

Due diligence reviews in connection with our acquisitions to date and environmental assessments of our operating sites conducted by independent environmental consulting firms have revealed that some soil, surface water and/or groundwater contamination, including various metals, arsenic, petrochemical byproducts, waste oils, and volatile organic compounds, is present at certain of our operating sites. Based on our review of these reports, we believe that it is possible that migratory contamination at varying levels may exist at some of our sites, and we anticipate that some of our sites could require investigation, monitoring and remediation in the future. Moreover, the costs of such remediation could be material. The existence of contamination at some of our facilities could adversely affect our ability to sell these properties if we choose to sell such properties, and, may generally require us to incur significant costs to take advantage of any future selling opportunities.

We believe that we are currently in material compliance with applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. We can give no assurance, however, that we will continue to be in compliance or to avoid material fines, penalties and expenses associated with compliance issues in the future. Descriptions of environmental proceedings pending at this time are set out in “Business — Legal Proceedings.”

If negotiations with the representatives of the union to which some of our employees belong are not successful, or if more of our employees become members of unions, our operations could be subject to interruptions, which could adversely affect our results of operations and cash flow.

As of March 2, 2007, approximately 38 of our active employees, all located at our facility in Granite City, Illinois, were represented by the United Steelworkers of America. Our agreement with that union expires on March 15, 2008. Although we are not aware at this time of any current attempts to organize other employees of ours, our employees may organize in the future. If we are unable to successfully renegotiate the terms of the contract governing our employees currently or in the future or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be materially and adversely affected.

Our operations present significant risk of injury or death. We may be subject to claims that are not covered by or exceed our insurance.

Because of the heavy industrial activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors, notwithstanding the safety precautions we take. Our operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration (“OSHA”), which has from time to time levied fines against us for certain isolated incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future. These types of incidents may not be covered by or may exceed our insurance coverage and may have a material adverse effect on our results of operations and financial condition.

Our business is seasonal and affected by weather conditions, which could have an adverse effect on our revenues and operating results.

Both of our business segments generally experience seasonal slowness in the months of July and December, as consumers tend to reduce production and inventories. In addition, periodic maintenance shutdowns or labor disruptions at our larger consumers may have an adverse impact on our operations. Our operations can also be adversely affected by periods of inclement weather, particularly during the winter and during the hurricane season in the Southeast region of the United States, which can adversely impact industrial and construction activity as well as transportation and logistics.

We will incur significant increased costs in order to assess our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission, or SEC, will require us to include this assessment and attestation in our Annual Report on Form 10-K commencing with the annual report for our fiscal year ended December 31, 2007.

We will incur significant increased costs in implementing and responding to the new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may have to invest in additional accounting and software systems. We will be required to hire additional personnel and to use outside legal, accounting and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

There has been a limited established public trading market for our common stock, and we cannot guarantee that our stock price will not decline after the effective date of this report.

Our common stock began trading on the American Stock Exchange on March 15, 2005 under the symbol “MEA.” We thus have a limited history of public market trading for our common stock. We cannot predict the price at which our common stock will trade. The price at which our common stock trades may fluctuate significantly, particularly until an orderly market develops. Prices for our common stock will be determined in the trading markets and may be influenced by many factors, including our financial results, developments generally affecting our industries, the performance of each of our business segments, our capital structure (including the amount of our indebtedness), general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in metal prices, investor perceptions of our business and us, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other Risk Factors discussed in this report.

Applicable Securities and Exchange Commission rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock has traded below $5.00 per share. When stock trades below $5.00 per share it is considered a “penny stock” and is subject to Securities and Exchange Commission rules and regulations which impose limitations upon the manner in which the shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. If our common stock is considered a “penny stock,” these regulations would have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Fabrication facilities include shot towers, rolling mills of various sizes, extrusion presses, mold casting lines and refining kettles used to process and make a variety of lead-based products.

The following table sets forth information regarding our principal properties:

		Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned

Metalico, Inc. 186 North Ave. East Cranford, NJ	Corporate Headquarters	6,190	N/A	Leased(1)
Mayco Industries, Inc. 18 West Oxmoor Rd. Birmingham, AL 19 West Oxmoor Rd. Birmingham, AL	Office/Lead Product Fabrication and Manufacturing and Storage Warehouse	96,183 75,000	7.5 1.7	Owned Leased(2)
Metalico Buffalo, Inc. 127 Fillmore Ave. Buffalo, NY	Office/Scrap Processor/Metal Storage	312,966	24	Owned
Metalico Granite City, Inc. 1200 16th St. Granite City, IL	Office/Lead Product Fabrication	180,570	12.5	Owned
Metalico Rochester, Inc. 1515 Scottsville Rd. Rochester, NY d/b/a Diversified 50 Portland Ave. Rochester, NY	Office/Scrap Processor/Metal Storage Office/Scrap Processor/Metal Storage	74,175 27,500	12.7 3.2	Owned Owned
Metalico Syracuse, Inc. 6443 Thompson Rd. Dewitt, NY	Office/Scrap Handling/Aluminum Melting/De-Ox Production/Storage	108,000	22	Owned
West Coast Shot, Inc. 32 Red Rock Rd. Carson City, NV	Office/Lead Product Fabrication/ Storage	6,225	1.5	Owned
Buffalo Hauling Corp. 1951 Hamburg Turnpike Lackawanna, NY	Office/Scrap Handling/Rail Sittings for Transshipping/Storage	28,992	12	Leased(3)
Metalico Aluminum Recovery, Inc. 1951 Hamburg Turnpike Lackawanna, NY	Storage	81,550	2	Leased(4)
Metalico Niagara, Inc. 2133 Maple Ave. Niagara Falls, NY	Office/Scrap Processor/Metal Storage	4,050	1	Leased(5)
Santa Rosa Lead Products, Inc. 33 So. University St. Healdsburg, CA	Office/Lead Product Fabrication and Storage	14,000	1.5	Leased(6)
33 Healdsburg Ave. Healdsburg, CA	Warehouse	2,070	N/A	Leased(7)
3949 Guasti Rd. Ontario, CA	Office/Production/Storage	6,160	N/A	Leased(8)

(1)	The lease on our corporate headquarters expires June 30, 2009, subject to an automatic renewal clause for three successive three-year periods that is effective unless we give notice at least 180 days prior to the then-effective termination date. The current annual rent is $136,180.

(2)	The lease currently expires December 31, 2008. We have the right to terminate as of December 31, 2007, upon delivery of written notice of termination on or before October 31, 2007 and payment of a $6,000 termination fee. The lessor may terminate at any time on sixty days’ written notice. The annual rent is $36,000 for the year ending December 31, 2007.

(3)	The lease currently expires May 31, 2007. We have the right to renew for two successive three-year periods. The annual rent is $70,945 for the year ending May 31, 2007.

(4)	The lease expired April 30, 2006. We continue to occupy the space on a month-to-month basis at a monthly rent of $17,145.

(5)	The lease currently expires October 31, 2010. We have the right to renew for five additional years. The annual rent is $30,000. We also have an option to purchase the underlying premises for a price to be determined. The option expires upon the expiration of the term of the lease, including any renewal term.

(6)	The lease expires September 30, 2009. The current rent is $8,000 per month. As of April 1, 2007, the monthly rent will increase to $8,400 and the annual rent will be $100,800.

(7)	We occupy a portion of the premises on a month-to-month lease for a monthly rent of $761.

(8)	The lease currently expires June 15, 2007. The annual rent is $65,912 for the year ending June 15, 2007.

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

Our Gulf Coast Recycling, Inc. subsidiary (“Gulf Coast”), previously located in Tampa, Florida, is a party to six consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation has been completed except for the remediation of the Jernigan Site described in the next paragraph. Substantially all of Gulf Coast’s assets, including its real property interests, were sold on May 31, 2006 and Gulf Coast is no longer responsible for on-site or adjacent remediation or monitoring. We believe we and our subsidiary are at this time in material compliance with all of our obligations under the consent orders.

In March 2005, Gulf Coast received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. Gulf Coast retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (“PRP’s”) in addition to Gulf Coast. Effective October 3, 2006, EPA, Gulf Coast, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and EPA, Gulf Coast, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. The consulting firm retained by Gulf Coast to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $1,571,000. Gulf Coast’s liability for remediation costs will be reduced by $200,000 as a result of contribution and participation agreements entered into by Gulf Coast and the two PRP’s respectively party to the two Settlement Agreements.

On July 12, 2006, Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (“NIMCO”) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. An amended complaint was filed January 8, 2007. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Metalico, Inc.

PART II
_ _

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

	Price Range
	High	Low

Year End December 31, 2005
First Quarter from March 15	$5.88	$4.80
Second Quarter	$5.08	$3.40
Third Quarter	$3.80	$3.20
Fourth Quarter	$3.40	$2.75
Year End December 31, 2006
First Quarter	$4.79	$3.09
Second Quarter	$5.84	$3.95
Third Quarter	$6.19	$3.36
Fourth Quarter	$5.24	$3.57

The closing sale price of our common stock as reported by the American Stock Exchange on March 1, 2007 was $4.89.

Holders

As of March 1, 2007, there were 299 holders of record of our common stock, 20 holders of warrants to purchase our common stock, 15 holders of record of our convertible preferred stock, and 52 holders of stock options exercisable for shares of our common stock.

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

SELECTED HISTORICAL FINANCIAL DATA

The selected historical financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 2006, 2005 and 2004 and the selected balance sheet data as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected income statement data for the years ended December 31, 2003 and 2002 and the selected balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002
	($ thousands, except share data)

Selected Income Statement Data:
Revenue	$207,655	$155,237	$104,754	$51,541	$49,924

Costs and expenses
Operating expenses	170,090	126,150	82,959	42,412	40,146
Selling, general and administrative expenses	13,772	11,492	8,521	4,424	5,222
Depreciation and amortization	4,010	3,877	2,391	1,543	1,602

	187,872	141,519	93,871	48,379	46,970

Operating income	$19,783	$13,718	$10,883	$3,162	$2,954

Income from continuing operations	$11,619	$6,933	$6,986	$4,610	$2,583
Discontinued operations	(1,291)	(1,344)	(322)	(2,629)	216

Net income	$10,328	$5,589	$6,664	$1,981	$2,799

Earnings per common share:
Basic:
Income from continuing operations	$0. 46	$0. 29	$0.39	$0.49	$0.13
Discontinued operations, net	(0.05)	(0.06)	(0.02)	(0.46)	0.04

Net Income	$0.41	$0.23	$0.37	$0.03	$0.17

Diluted:
Income from continuing operations	$0.45	$0.29	$0.31	$0.20	$0.11
Discontinued operations, net	(0.05)	(0.06)	(0.02)	(0.12)	0.01

Net income	$0.40	$0.23	$0.29	$0.08	$0.12

Weighted Average Common Shares Outstanding:
Basic	24,922,942	24,133,406	16,021,575	5,727,243	5,733,418

Diluted	26,016,562	24,317,088	22,856,379	22,805,670	22,468,655

Selected Balance Sheet Data:
Total Assets	$118,407	$101,437	$92,963	$58,031	$53,882
Total Debt (Including Current Maturities)	$18,502	$29,318	$31,835	$11,001	$9,195
Redeemable Preferred and Common Stock	$—	$1,000	$1,200	$9,023	$8,673
Stockholders’ Equity	$73,713	$55,011	$45,500	$20,708	$20,577

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

  General

We operate primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”), and (ii) lead fabricating. The Scrap Metal Recycling segment includes scrap metal recycling yards located in Buffalo, Rochester, Syracuse, and Niagara Falls, New York, and an aluminum de-ox plant and a scrap handling company each located in Lackawanna, New York. We are in the process of moving our aluminum de-ox plant to larger facilities we own in Syracuse, New York.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $561,000 and $553,000 at December 31, 2006 and 2005, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

The loss of any significant customer could adversely affect our results of operations or financial condition. While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or any weakness in the steel, metals, or construction industry could adversely impact our future earnings.

Inventory

Our inventories consist primarily of ferrous and non-ferrous scrap metal and lead metals and lead products. Inventories are valued at the lower of cost or market determined on a first-in, first-out basis. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using techniques including observation, weighing and estimates. Prices of commodities we own are volatile. We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to turn our inventories promptly and efficiently.

RESULTS OF OPERATIONS

The Company is divided into two industry segments: Scrap Metal Recycling, which breaks down into two general product categories, ferrous and non-ferrous metals, and Lead Fabrication.

The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication segment ($, pounds and tons in thousands):

	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	December 31, 2006			December 31, 2005			December 31, 2004
		Net			Net			Net
	Weight	Revenues	%	Weight	Revenues	%	Weight	Revenues	%

Scrap Metal Recycling
Ferrous metals (weight in tons)	199.0	$43,506	21.0	171.0	$35,027	22.6	145.9	$36,404	34.7
Non-ferrous metals (weight in lbs.)	74,508	85,532	41.1	69,494	52,968	34.1	60,071	41,329	39.5

Total Scrap Metal Recycling		129,038	62.1		87,995	56.7		77,733	74.2

Lead Fabrication (weight in lbs.)	79,178	78,617	37.9	75,573	67,242	43.3	36,005	27,021	25.8

Total Revenue		$207,655	100.0		$155,237	100.0		$104,754	100.0

The following table sets forth information regarding average Metalico selling prices for the past eight quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average
	Ferro us	Non-Ferro us	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb.

December 31, 2006	$190	$1.25	$1.15
September 30, 2006	$209	$1.26	$0.92
June 30, 2006	$240	$1.17	$0.96
March 31, 2006	$236	$0.90	$0.95
December 31, 2005	$214	$0.75	$0.91
September 30, 2005	$196	$0.75	$0.86
June 30, 2005	$178	$0.78	$0.89
March 31, 2005	$234	$0.77	$0.92

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

As the chart above illustrates, in 2005 and 2006, we saw fluctuating prices for our ferrous scrap. Demand for our scrap remained relatively consistent throughout the year. However, markets were affected by foreign buyers leaving the market for periods of time allowing domestic consumers to reduce their purchase prices.

Prices for non-ferrous metals reached record levels in 2005 and 2006 as the demand for metals continued to outpace supplies. The global aluminum industry saw a tightening in supply in both years, thus pushing aluminum prices to 11-year highs. The scenario was similar in the case of other non-ferrous metals on account of depleting stockpiles and sustained demand. Copper prices also rose to record highs in 2006.

The Lead Fabrication segment is impacted by the price of lead. The lead fabrication business can be positively affected by lower pricing of raw lead metals. Between December 31, 2004 and December 31, 2006, the spot price of lead on the London Metal Exchange increased 65%. In a business environment of increasing raw material costs like this, lead fabricators rely on their ability to pass on these increased lead raw material prices to maintain their profitability.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Consolidated net sales increased by $52.5 million, or 33.8%, to $207.7 million in the year ended December 31, 2006, compared to consolidated net sales of $155.2 million in the year ended December 31, 2005. This increase in sales is due to higher sales volume of $21.1 million and higher average selling prices of $31.4 million.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales increased by $8.5 million, or 24.3%, to $43.5 million in the year ended December 31, 2006, compared to ferrous sales of $35.0 million in the year ended December 31, 2005. The increase was attributable to a 16.4% increase in sales volumes, or an additional 28.0 thousand tons representing sales of $5.8 million and a 6.8% increase in average selling prices accounting for $2.7 million of the increase in sales of ferrous products. The average selling price for ferrous products was approximately $219 per ton for the year ended December 31, 2006, compared to $205 per ton for the year ended December 31, 2005. Pricing was impacted by sustained strong demand for ferrous products from foreign and domestic buyers.

Non-Ferrous Sales

Non-ferrous sales increased by $32.5 million, or 61.3%, to $85.5 million in the year ended December 31, 2006, compared to non-ferrous sales of $53.0 million in the year ended December 31, 2005. The increase was due to higher average selling prices and higher sales volumes. The average selling price for non-ferrous products was approximately $1.15 per pound for the year ended December 31, 2006, compared to $0.76 per pound for the year ended December 31, 2005, an increase of approximately 51.3%, accounting for approximately $28.9 million of the total increase in non-ferrous sales. An increase in sales volume of approximately 5.0 million pounds sold contributed $3.6 million to the total increase in sales of non-ferrous products.

Lead Fabrication

Sales

Lead fabrication sales increased by $11.4 million, or 17.0%, to $78.6 million in the year ended December 31, 2005 compared to lead fabrication sales of $67.2 million in the year ended December 31, 2005. The increase was due to higher average selling prices and higher sales volumes. The average selling price for lead fabricated products was approximately $0.99 per pound for the year ended December 31, 2006, compared to $0.89 per pound for the year ended December 31, 2005, an increase of approximately 11.2%, accounting for approximately $8.2 million of the total increase in lead fabricated product sales. An increase in sales volume of approximately 3.6 million pounds sold contributed $3.2 million to the total increase in sales of lead fabricated products.

Operating Expenses

Operating expenses increased by $43.9 million, or 34.8%, to $170.1 million for the year ended December 31, 2006 compared to operating expenses of $126.2 million for the year ended December 31, 2005. The increase in dollars was primarily due to a $40.3 million increase in the cost of purchased metals and a $3.6 million increase in other operating expenses due primarily to an increase in wages and benefits of $1.6 million and freight charges of $1.3 million.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.3 million, or 20.0%, to $13.8 million for the year ended December 31, 2006, compared to $11.5 million for the year ended December 31, 2005. The increase in selling, general and administrative expenses was primarily due to an increase in wages and benefits of $1.4 million and for $326,000 in costs associated with the withdrawn acquisition in August of 2006.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.1 million to $4.0 million, or 1.9% of sales, for the year ended December 31, 2006, compared to $3.9 million, or 2.5% of sales, for the year ended December 31, 2005. The decrease as a percentage of sales is due to higher sales in the current year as compared to the year ended December 31, 2005.

Operating Income

Operating income for the year ended December 31, 2006 increased $6.1 million, or 44.5%, to $19.8 million compared to $13.7 million for the year ended December 31, 2005 and is a result of the factors discussed above.

Financial and Other Income/(Expense)

Interest expense was $2.2 million, or 1.1% of sales, during the year ended December 31, 2006, compared to $2.5 million, or 1.6% of sales, during the year ended December 31, 2005. The decrease in interest expense during 2006 resulted primarily from lower average outstanding variable rate debt balances offset by higher interest rates. In 2006, the average interest rate on our variable rate debt was 9.0% on a daily average outstanding balance of $14.5 million compared to 7.0% on a daily average outstanding balance of $17.1 million in 2005.

Income Taxes

For the year ended December 31, 2006, we recognized income tax expense of $6.3 million, resulting in an effective income tax rate of approximately 35%. For the year ended December 31, 2005, we recognized income tax expense of $4.6 million, resulting in an effective income tax rate of approximately 40%. The reduction in effective income tax rates is the result of state investment tax credits earned for operating and investing in approved enterprise zones and the domestic production activities deduction. We expect that the future effective combined federal and state tax rates will range between 35% and 40%.

Minority Interest in Losses of Consolidated Subsidiaries

The minority interest in losses of consolidated subsidiaries for the year end December 31, 2006, includes 53.2% of the net loss of AgriFuel Co. which commenced operations in September 2006. No amount was reportable for the previous year.

Discontinued Operations

For the year ended December 31, 2006, we recorded a discontinued operations loss of $1.3 million, compared to a discontinued operations loss for the year ended December 31, 2005 also of $1.3 million.

On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary (“Gulf Coast”), until then a secondary lead smelting operation based in Tampa, Florida. During the years ended December 31, 2006 and 2005, the Company has reclassified the operating losses of Gulf Coast to discontinued operations totaling $474,000, net of income taxes and $515,000, net of income taxes respectively. During the year ended December 31, 2006, the Company recorded a $560,000 gain, net of income taxes, on the sale of substantially all of the assets of Gulf Coast. The year ended December 31, 2006 also includes a charge of $881,000 net of income taxes for the environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida. The Company will continue to incur environmental maintenance and response costs for certain other offsite remediation in the vicinity of Gulf Coast’s former smelting facility. Discontinued operations for the year ending December 31, 2005 include a $200,000 charge, net of income taxes, for the settlement of a claim for the EPA’s response costs relating to certain cleanup activities in College Grove, Tennessee.

The Company continues to incur environmental monitoring costs related to a former secondary lead smelting and refining plant in College Grove, Tennessee plant. These costs have been accrued for. Except for certain equipment de-commissioning costs the plant remains idle. In addition to these environmental monitoring costs (and reclassification of the Gulf Coast subsidiary discussed above), during the year ended December 31, 2006, certain assets held for sale and located on the site in College Grove have been removed from the plant and have been decommissioned and scrapped. The year ended December 31, 2006 includes a charge of $516,000, net of taxes, for these assets previously held for sale which have been scrapped.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated net sales increased by $50.4 million, or 48.1%, to $155.2 million in the year ended December 31, 2005, compared to consolidated net sales of $104.8 million in the year ended December 31, 2004. The purchase of the remaining 50% joint venture interest in Mayco Industries, L.L.C. (“Mayco Industries” or Mayco”) on September 30, 2004 (subsequently converted to Mayco Industries, Inc.) added an additional $52.3 million and $12.0 million in sales to the years ended December 31, 2005 and 2004, respectively, or a net increase of $40.3 million. Excluding the sales effect of the Mayco purchase, consolidated net sales increased by $10.1 million. This increase in sales is due to higher sales volume of $11.4 million offset by lower average selling prices of $1.3 million.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales decreased by $1.4 million, or 3.8%, to $35.0 million in the year ended December 31, 2005, compared to ferrous sales of $36.4 million in the year ended December 31, 2004. The decrease was attributable to a 17.9% decrease in average selling prices accounting for $7.7 million of the decrease in sales of ferrous products offset by a 17.2% increase in sales volumes, or an additional 25.1 thousand tons representing sales of $6.3 million. The average selling price for ferrous products was approximately $205 per ton for the year ended December 31, 2005, compared to $250 per ton for the year ended December 31, 2004. Pricing was impacted by domestic and foreign buyers. The increase in ferrous volumes can largely be attributed to our November 2004 acquisition of a competitor in Rochester, New York.

Non-Ferrous Sales

Non-ferrous sales increased by $11.7 million, or 28.3%, to $53.0 million in the year ended December 31, 2005, compared to non-ferrous sales of $41.3 million in the year ended December 31, 2004. The increase was due to higher average selling prices and higher sales volumes. The average selling price for non-ferrous products was approximately $0.76 per pound for the year ended December 31, 2005, compared to $0.69 per pound for the year ended December 31, 2004, an increase of approximately 10.1%, accounting for approximately $6.7 million of the total increase in non-ferrous sales. An increase in sales volume of approximately 9.4 million pounds sold contributed $5.0 million to the total increase in sales of non-ferrous products. The increase in non-ferrous volumes can largely be attributed to our November 2004 acquisition of a competitor in Rochester, New York.

Lead Fabrication

Sales

Lead fabrication sales increased by $40.2 million, or 148.9%, to $67.2 million in the year ended December 31, 2005 compared to lead fabrication sales of $27.0 million in the year ended December 31, 2004. The increase to sales as a result of the Mayco purchase amounted to $52.3 million and $12.0 million for the years ended December 31, 2005 and 2004, respectively, producing a net incremental increase of $40.3 million for the year ended December 31, 2005.

Operating Expenses

Operating expenses increased by $43.2 million, or 52.0%, to $126.2 million for the year ended December 31, 2005 compared to operating expenses of $83.0 million for the year ended December 31, 2004. The increase in dollars was primarily due to the Mayco joint venture interest acquisition, which accounted for approximately $33.2 million of the increase, combined with a $6.5 million increase in the cost of purchased metals and a $3.5 million increase in other operating expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $3.0 million, or 35.3%, to $11.5 million for the year ended December 31, 2005, compared to $8.5 million for the year ended December 31, 2004. The increase in costs is primarily due to the Mayco joint venture interest acquisition on September 30, 2004. The 2005 fiscal year reflects a full year of additional expenses due to Mayco compared to only the last quarter of 2004, the net effect adding an additional $2.1 million. Excluding the Mayco effect, selling, general and administrative expenses increased by $830,000 primarily due to legal and accounting fees which increased by $543,000 for one-time costs associated with the registration of our common stock with Securities and Exchange Commission in 2005 and related corporate activities.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1.5 million to $3.9 million, or 2.5% of sales, for the year ended December 31, 2005, compared to $2.4 million, or 2.2% of sales, for the year ended December 31, 2004. The increase is due to the net effect of the Mayco acquisition which added an additional $783,000 in depreciation and amortization as well as the depreciation of a greater balance of depreciable assets in 2005 as compared to 2004, of which $6.3 million in depreciable additions were recorded during 2005.

Operating Income

Operating income for the year ended December 31, 2005 increased $2.8 million, or 25.7%, to $13.7 million compared to $10.9 million for the year ended December 31, 2004 and is a result of the factors discussed above.

Financial and Other Income/(Expense)

Interest expense was $2.5 million, or 1.6% of sales, during the year ended December 31, 2005, compared to $1.8 million, or 1.7% of sales, during the year ended December 31, 2004. The increase in interest expense during 2005 resulted primarily from higher interest rates incurred on higher average outstanding variable rate debt balances. In 2005, the average interest rate on our variable rate debt was 7.0% on a daily average outstanding balance of $17.1 million compared to 5.5% on a daily average outstanding balance of $11.3 million in 2004.

Income from Joint Venture

Equity in net income of Mayco Industries, L.L.C. (Mayco Industries, Inc. since September 30, 2004) was $1.1 million for the nine months ended September 30, 2004. On September 30, 2004, we purchased the 50% interest in Mayco Industries, L.L.C. that we did not previously own, and for the fourth quarter of 2004 and all of 2005, the results of Mayco are reported in the consolidated totals.

Income Taxes

For the year ended December 31, 2005, we recognized income tax expense of $4.6 million, resulting in an effective income tax rate of approximately 40%. For the year ended December 31, 2004, we recognized income tax expense of $3.3 million, resulting in an effective income tax rate of approximately 32%. The increase in effective income tax rates is the result of changes in business allocation percentages in certain states in which we operate which have impacted available net operating loss carryforwards. We expect that the future effective combined federal and state tax rates will range between 36% and 40%.

Discontinued Operations

For the year ended December 31, 2005, we recorded a discontinued operations loss of $1.3 million, compared to a discontinued operations loss for the year ended December 31, 2004 of $322,000.

Discontinued operations for the years ending December 31, 2005 and 2004 include the operating activity of the Company’s secondary lead smelting operation, Gulf Coast Recycling, Inc., based in Tampa, Florida. The Company has reclassified the operating losses of Gulf Coast Recycling totaling $621,000, net of income taxes, for the year ending December 31, 2005 and an operating profit of $107,000, net of income taxes, for the year ending December 31, 2004 to discontinued operations.

Also, in June 2005, we recorded a $300,000 charge ($200,000 net of income taxes) for the settlement of a claim for the EPA’s response costs relating to certain cleanup activities in College Grove, Tennessee in exchange for full and complete release of liability for all past and future response costs related to the site and in satisfaction of the EPA’s claim. Additionally, we incurred a total of $400,000 in costs associated with the demolition of several structures on the College Grove, Tennessee site of which approximately $300,000 occurred in the fourth quarter of 2005. These items were expensed to discontinued operations as incurred.

Except for relatively small incidental expenses related to the demolition, all costs associated with the demolition of these structures have been recognized. We also recorded accrued liabilities for future and anticipated environmental monitoring costs and post closure maintenance costs for the College Grove, Tennessee facility.

QUARTERLY FINANCIAL INFORMATION

	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	3/31/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006
	(Unaudited)
	(In thousands, except share and per share data)

Selected Income Statement Data:
Revenue	$39,207	$38,468	$39,390	$38,172	$47,231	$57,308	$55,359	$47,757

Costs and expenses Operating expenses	32,110	31,823	31,406	30,811	38,337	46,126	45,378	40,249
Selling, general and administrative expenses	2,969	2,738	2,885	2,900	3,033	3,511	3,451	3,777
Depreciation and amortization	970	987	954	966	951	988	1,018	1,053

	36,049	35,548	35,245	34,677	42,321	50,625	49,847	45,079

Operating Income	$3,158	$2,920	$4,145	$3,495	$4,910	$6,683	$5,512	$2,678

Income from continuing operations	$1,548	$1,681	$2,207	$1,497	$2,776	$3,617	3,175	$2,051
Discontinued operations(a)	55	(475)	(382)	(542)	46	(495)	(895)	53

Net Income	$1,603	$1,206	$1,825	$955	$2,822	$3,122	$2,280	$2,104

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.07	$0.07	$0.09	$0.06	$0.12	$0.15	$0.13	$0.08
Discontinued operations, net	—	(0.02)	(0.02)	(0.02)	—	(0.02)	(0.04)	—

Net income	$0.07	$0.05	$0.07	$0.04	$0.12	$0.13	$0.09	$0.08

Diluted:
Income from continuing operations	$0.07	$0.07	$0.09	$0.06	$0.11	$0.14	$0.12	$0.08
Discontinued operations, net	—	(0.02)	(0.02)	(0.02)	—	(0.02)	(0.03)	—

Net income	$0.07	$0.05	$0.07	$0.04	$0.11	$0.12	$0.09	$0.08

Weighted Average Common Shares
Outstanding:
Basic	23,105,311	24,454,282	24,473,051	24,482,119	24,483,383	24,700,103	24,971,797	25,524,506

Diluted	26,084,039	26,105,108	26,043,791	26,035,926	25,979,795	26,032,726	26,042,476	26,235,222

(a)	Discontinued operations — During the fourth quarter of 2003, we idled the operations of our secondary lead smelting and refining plant in College Grove, Tennessee. During the second quarter of 2006, we sold substantially all of the assets of our secondary lead smelting and refining plant based in Tampa, Florida. The results of operations attributable to these facilities have been reclassified for all periods presented as discontinued operations, net.

LIQUIDITY AND CAPITAL RESOURCES

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of December 31, 2006 ($ in thousands):

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Debt Obligations(1)	$14,539	$4,054	$10,260	$36	$189
Capital Lease Obligations	3,963	1,338	2,093	532	—
Operating Lease Obligations	1,469	646	659	149	15
Letters of Credit	10	10	—	—	—
Environmental Obligations	2,482	1,500	181	83	718

Total	$22,463	$7,548	$13,193	$800	$922

(1)	Approximately 63% of debt obligations as of December 31, 2006 required accrued interest at a variable rate (the lender’s base rate plus a margin). The remaining 37% of debt obligations as of December 31, 2006 required accrued interest at fixed rates (9% or less). Interest expense for 2007 is estimated to approximate $1.5 million calculated by multiplying the outstanding note balance at December 31, 2006 by the note’s applicable interest rate. Interest expense for 2007 and thereafter will increase or decrease based on the amount of outstanding borrowings and fluctuations in market based interest rates.

Cash Flows

During the year ended December 31, 2006, our operating activities generated net cash of $11.7 million compared to net cash generated of $7.2 million for the year ended December 31, 2005. During the year ended December 31, 2006 net income of $10.3 million, noncash items primarily consisting of depreciation and amortization of $4.4 million, stock based compensation of $370,000, an impairment loss of $823,000 on property previously held for sale and other non-cash items totaling $81,000 were partially offset by $1.0 million in gains on the sale of discontinued operations and property and equipment, deferred income taxes of $1.3 million and an increase of $2.0 million due to changes in components of working capital comprised of an increase in inventories of $6.4 million due to increased commodity prices and prepaid items of $1.0 million. These working capital increases were offset by a $5.4 million increase in payable and accrued expenses. During the year ended December 31, 2005, net income of $5.6 million, noncash items primarily consisting of depreciation and amortization of $4.9 million and deferred income taxes of $2.1 million were partially offset by an increase in accounts receivable of $2.2 million (used in operating activities) due to increased sales, a $2.4 million increase in inventories, other changes in working capital items totaling $703,000 and a $288,000 net gain on the sale and disposal of property and equipment. During the year ended December 31, 2004 net income of $6.7 million, noncash items primarily consisting of depreciation and amortization of $3.4 million and deferred income taxes of $3.0 million were partially offset by an increase in accounts receivable of $4.4 million (used in operating activities) due to increased sales.

We used $13.4 million in net cash for investing activities during the year ended December 31, 2006 compared to using net cash of $6.1 million during the year ended December 31, 2005. During the year ended December 31, 2006 we purchased property and equipment totaling $9.9 million and other assets of $1.2 million. $9.0 million was restricted for investments in biofuels which is derived from our investment of $2.5 million for a 46.8% interest in AgriFuel Co. and $6.5 million from the proceeds of the sale of stock in AgriFuel to minority interests. These investments were offset by $6.0 million in proceeds from the sale of our Gulf Coast Recycling subsidiary and $725,000 in proceeds from the sale of other property and equipment. During the year ended December 31, 2005 we purchased a scrap yard located in Niagara Falls, New York which used cash of $1.2 million and the manufacturing and warehouse facility used by Mayco in Birmingham, Alabama for $3.2 million. We also used $3.6 million for the purchase of other property and equipment and $195,000 for other assets. These uses of cash were offset by the proceeds from the sale of real property in Atlanta, Georgia of $2.0 million and other equipment sale proceeds of $126,000. During the year ended December 31, 2004 we purchased a scrap handling company located in Lackawanna, New York which used cash of $1.6 million, the outstanding membership interests of Mayco

Industries, LLC for $7.6 million and an additional scrap yard in Rochester, New York for $4.9 million. We also used $4.6 million for the purchase of other property and equipment in 2004.

During the year ended December 31, 2006 we generated $1.4 million from financing activities comprised of $6.5 million in proceeds from the sale of AgriFuel common stock, $4.3 million in proceeds from new borrowings and $1.3 million in proceeds from the sale of Metalico common stock. These amounts were offset by $10.7 million in net loan repayments. During the year ended December 31, 2005 we generated $68,000 of net cash from financing activities compared to $12.4 million of net cash generated during the year ended December 31, 2004. During the year ended December 31, 2005 total net borrowings amounted to $5.0 million offset by repayments totaling $4.8 million. We also paid $100,000 in satisfaction of redeemable common stock obligations. During the year ended December 31, 2004 total borrowings amounted to $15.8 million, used primarily to finance the acquisition of a scrap handling company in February 2004, an additional scrap yard in November 2004, and the outstanding membership interests of Mayco Industries, LLC, as well as for equipment purchases and other working capital needs. Total debt repayments in 2004 totaled $3.5 million.

The loan agreement with our primary lender provides at this time maximum credit of up to $35 million and is comprised of term, equipment, real estate and revolving loans, collateralized by substantially all assets of the Company. Borrowings under the revolving credit facility are generally limited to percentages of eligible accounts receivable and inventory and recent collections on accounts receivable, to a maximum of $35 million. Interest on revolving advances is payable monthly at the lender’s base rate plus a margin (an effective rate of 8.75% at December 31, 2006 and 7.75% at December 31 2005) or, if a LIBOR option loan, at the LIBOR rate plus a margin (an effective rate of 7.42% at December 31, 2005).

Under the terms of our loan agreement, the Company is required to maintain certain depository accounts with our lender and comply with certain financial covenants, including minimum EBITDA and not to exceed maximum capital expenditures, as defined. The Company also is generally restricted from entering into financing, equity and certain other transactions, as defined in the agreement, without the written consent of the lender. In addition, the Company is responsible to the lender for a monthly servicing fee, a contingent anniversary fee each May if its EBITDA for the fiscal year immediately prior to such anniversary date is less than its projected EBITDA for such fiscal year, unused line-of-credit and letter-of-credit fees equal to a percentage of the average daily unused portion of the revolving facility, and certain other fees. Lender fees (excluding those capitalized as debt issue costs in year of issuance) are included as a component of interest expense in the period assessed.

As of December 31, 2006, the Company was in technical violation of a covenant in its loan agreement as a result of its failure to deliver projections for fiscal 2007 and thereafter by the required date. Projections were subsequently delivered and the lender waived the covenant violation on February 28, 2007 retroactive to December 31, 2006.

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

Except as described above, as of December 31, 2006, the Company was in compliance with all other covenants. As of December 31, 2006, we had outstanding borrowings of approximately $11.7 million and $13.1 million of borrowing availability under our facility.

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

Conversion of Debt to Equity and Changes in Preferred Stock

Effective May 24, 2004, we entered into an Exchange Agreement with the holders of our preferred stock whereby the then-existing outstanding shares of Class A and B preferred stock, including all rights associated with such stock, were exchanged for 16,510,658 newly issued shares of preferred stock. We had no outstanding shares of Class B2 preferred stock at the time. We amended and restated our Certificate of Incorporation (the “Amended Certificate”) to, among other things, terminate the Class A, B, and B2 existing series of preferred stock, provide for revised terms for the new preferred stock, and restate and integrate into a single instrument all of the provisions of our Certificate of Incorporation as so amended. Also included in the Amended Certificate were provisions that eliminated the redeemable features of the prior preferred stock and its dividend participation requirements. The holders of preferred stock are entitled to receive dividends as the Board of Directors may determine at its sole discretion, and will share with common stockholders on an as-converted basis in all dividends declared on common stock. The preferred stock ranks senior to the common stock as to the payment of dividends and the distribution of assets upon liquidation and converts to common stock at a rate of one to one.

As of March 1, 2007, holders of 2,645,684 shares of preferred stock had converted such holdings to the same number of shares of common stock.

On September 30, 2004, we closed a limited private offering of convertible debt evidenced by promissory notes (the “September Convertible Notes”) in the aggregate face amount of $3,850,000. Individual noteholders, at their respective options, were entitled to convert the outstanding principal balances of their respective notes into shares of our common stock at a conversion price of $2.75 per share on or before a date later determined to be March 29, 2005. All debt evidenced by September Convertible Notes was converted to shares of our common stock, resulting in the issuance of 1,400,000 shares. Between November 18, 2004 and December 9, 2004, we closed a second limited private offering of convertible debt evidenced by promissory notes (the “November Convertible Notes”) in the aggregate face amount of $4,422,375. Each note holder had the option of converting the principal amount of his or her note to shares of our common stock at a rate of $3.25 per share. By December 9, 2006, all debt evidenced by November Convertible Notes had been converted to shares of our common stock, resulting in the issuance of another 1,360,737 shares.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Upon formation, Mayco Industries, L.L.C. entered into a three-year loan agreement with Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.). The agreement was structured to follow the existing Metalico, Inc. loan agreement as a template. In order to secure the financing for its 50% owned subsidiary, Metalico agreed to guarantee Mayco’s borrowings under the agreement. On September 30, 2004, the Company completed the acquisition of the outstanding membership interests of Mayco Industries, L.L.C., and the conversion of Mayco to a corporation renamed Mayco Industries, Inc. Simultaneous with closing, the Company retired all of the outstanding Mayco debt, including the Foothill debt, thereby canceling the guarantee.

Mayco Industries; Real Estate Acquisition

On March 18, 2002, Mayco Industries, L.L.C. (“Mayco”) was formed as a joint venture among Mayfield Manufacturing Company, Inc. (50%), an unaffiliated third party, and our Metalico-Evans, Inc. (25%), and Metalico-Granite City, Inc. (25%) subsidiaries (the L.L.C. members). Mayco entered into asset contribution agreements with such members whereby substantially all of the assets and operations, except for real property, of Mayfield Manufacturing Company, Inc. and Metalico-Evans, Inc., and the lead fabricating division of Metalico-Granite City, Inc. were contributed to Mayco in return for the issuance of its L.L.C. interests to the members and the assumption by Mayco of substantially all the liabilities of the members, except those applicable to assets and operations not transferred. The net assets contributed by Metalico-Evans, Inc. and Metalico-Granite City, Inc., at the date of transfer, were reclassified to the investment in joint venture account at carrying amounts as reported by the subsidiaries, and such investment was reported in accordance with the equity method of accounting. Our participation in the joint venture was considered a strategic expansion of our lead fabrication segment. The purchase price of the remaining 50% membership interest acquired in 2004 was determined as a result of a contractual bid process that was initiated by the Mayfield Manufacturing member. The bidding was based upon a trailing twelve-month EBITDA with each member having the opportunity to counter bid until a receiving member deemed a bid acceptable. The acquisition of the membership interests held by our co-venturer strategically enhanced our position in the lead fabrication industry and allows us to exploit synergies with our other fabricating units.

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

The contractual bidding process for the Mayco membership interest further obligated us to buy the underlying real estate for Mayco’s Birmingham, Alabama lead fabrication plant from an affiliate of Mayfield Manufacturing in a separate transaction. We closed the real estate acquisition on January 7, 2005 for a purchase price of approximately $3.2 million. Approximately $2.2 million of the purchase price was financed with the proceeds of a term loan provided under an amendment to our loan agreement, with the remainder funded by revolving borrowings under the same agreement. Interest on the term loan accrued at a floating rate equal to the base rate under our credit agreement plus 1%. The term loan was payable in monthly principal installments plus interest based on a five-year amortization with a one-year balloon maturity. The term loan was timely paid. Including the real estate transaction, the total debt assumed and incurred in the Mayco transaction was approximately $16.6 million, financed as follows (in thousands):

Source	Amount	Terms

Convertible debt	$3,850	See above (subsequently converted to common stock)
Credit facility	10,380	Please refer to Liquidity and Capital Resources
Equipment financing	200	Please refer to Liquidity and Capital Resources
Term Loan	2,170	See above

TOTAL:	$16,600

AgriFuel Investment

On December 8, 2006, we completed the first phase of our acquisition of a controlling interest in AgriFuel Co. (“AgriFuel”), a privately held corporation organized to produce and market biofuels. The remaining shares of AgriFuel stock are owned by several independent investors. By agreement with AgriFuel and its other charter stockholders, we retained the right to buy additional shares as necessary to assume a majority stake in AgriFuel’s equity.

AgriFuel focuses on biodiesel within the market for biofuels, which are alternatives to petroleum-based energy sources made from natural and renewable resources like soybeans and other oil-producing plant materials as well as spent vegetable oils and animal fats from restaurants. Biofuels are clean-burning alternative fuels containing no petroleum that can be used in blends with petroleum distillates or independently in diesel engines and in certain heating systems. The Company has used blends ranging from 20% to 80% biodiesel to fuel much of the on-road and off-road equipment used in its New York State operations since June of 2005. Use of biofuels is expected to reduce dependence on petroleum-based fuels.

AgriFuel Co., Repurchase Obligation

Under the terms of the AgriFuel amended and restated subscription agreement and stockholder agreement dated November 30, 2006, unless a public trading event has occurred on or before November 30, 2007, certain purchasers of AgriFuel common stock shall have the right to require Metalico to purchase all or a portion of the securities of such purchaser. A public trading event means the filing of an appropriate application and required supporting materials with any national securities exchange or listing service providing a platform for public trading in AgriFuel’s common stock, expressly including without limitation the American Stock Exchange, the NASDAQ market, the OTC Bulletin Board, the Pink Sheets trading system, or any similar trading provider.

Each qualified purchaser of AgriFuel stock shall have the right as of December 1, 2007, upon thirty (30) days written notice, to require the Company to repurchase such investor’s investment for consideration equal to, at the option of such purchaser, either (a) cash in an amount equal to twice the portion of such purchaser’s capital contribution allocable to the securities, or (b) common stock of Metalico, at a per-share price equal to the closing price for Metalico common stock on the American Stock Exchange on the date such purchaser’s capital contribution was made. A qualified purchaser may in its discretion allocate any such sale of all or a portion of its securities between the two options. The right to give such notice requiring a repurchase expires on December 31, 2007.

Capital Expenditure Commitment

In August 2006, Mayco Industries, Inc., our lead fabricating subsidiary in Birmingham, Alabama, contracted to construct a rolling mill for use in its Birmingham production facility. Total anticipated cost to complete is $6.5 million. The mill is expected to be complete and operational in 2008. The mill will modernize the Company’s lead rolling process, resulting in increased production capacity and reduced labor costs.

Contingencies

In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“Gulf Coast”) received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. Gulf Coast retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (“PRP’s”) in addition to Gulf Coast. Effective October 3, 2006, EPA, Gulf Coast, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and EPA, Gulf Coast, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. The consulting firm retained by Gulf Coast to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $1,571,000. Gulf Coast’s liability for remediation costs will be reduced by $200,000 as a result of contribution and participation agreements entered into by Gulf Coast and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $250,000. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.

On July 12, 2006, Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (“NIMCO”) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. An amended complaint was filed January 8, 2007. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment.

We are involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability (other than conditions existing at the Syracuse facility prior to its acquisition by the Company) because the Company believes that the cost for such insurance is not economical. However, we continue to monitor products offered by various insurers that may prove to be practical. Accordingly, if the Company were to incur liability for environmental damage in excess of accrued environmental remediation liabilities, its financial position, results of operations, and cash flows could be materially adversely affected.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments.

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2006, variable rate borrowings mainly consisted of outstanding borrowings of $11.7 million under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $117,000 per year, with a corresponding change in cash flows.

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

There were no changes in or disagreements with accountants during 2006.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of December 31, 2006. Management, including our Chief Executive Officer and Chief Financial Officer, is in the process of evaluating the effectiveness of its internal control over financial reporting as defined in Rule 13a — 15(f) under the Securities Exchange Act of 1934 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on preliminary results to date, management has not identified any material weaknesses in internal control over financial reporting as of January 1, 2007. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Information required under this item is incorporated by reference from sections entitled “Proposal 1 — Election of Directors,” “Directors and Executive Officers,” “Board Committees,” “Compensation Committee Interlocks and Insider Participation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement, which will be filed with the SEC before May 1, 2007.

Item 11.	Executive Compensation

Information required under this item is incorporated by reference from sections entitled “Executive Compensation” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Employment Agreements,” “Executive Bonus Plan,” “1997 Long-Term Incentive Plan”, “2006 Long-Term Incentive Plan”, “Compensation Committee Report,” “Director Compensation,” and “Shareholder Performance” in our definitive proxy statement, which will be filed with the SEC before May 1, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required under this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement, which will be filed with the SEC before May 1, 2007.

Item 13.	Certain Relationships and Related Party Transactions

Information required under this item is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” in our definitive proxy statement, which will be filed with the SEC before May 1, 2007.

Item 14.	Principal Accountant Fees and Services

The aggregate fees, including billed and estimated unbilled amounts applicable to the Company and its subsidiaries for the years ended December 31, 2006 and 2005, of the Company’s principal accounting firm. McGladrey & Pullen LLP and its affiliate RSM McGladrey, Inc., were approximately:

	2006	2005

Audit Fees	$420,100	$399,500
Audit Related Fees	146,400	700
Tax Fees	163,900	129,300
All Other	1,300	40,100

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

Audit-Related Fees.  Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees”, primarily related to audits of a potential acquisition.

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

Item 15.	Financial Statements and Exhibits

(a)	FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

(b)	EXHIBITS

The following exhibits are filed as part of this registration statement:

3	.1(1)	Third Amended and Restated Certificate of Incorporation of Metalico, Inc.
3.2		Third Amended and Restated Bylaws of Metalico, Inc. previously filed as Exhibit 3.2 to Form 8-K filed November 3, 2005 and incorporated herein by reference
4	.1(1)	Specimen Common Stock Certificate
4	.2(1)	Specimen Preferred Stock Certificate
4	.8(1)	Form of Warrant Agreement dated as of November 18, 2004 and thereafter issued by Metalico, Inc. to various holders
10	.1(1)	Second Amended and Restated Stockholders’ Agreement dated as of May 24, 2004 between Metalico, Inc. and the Holders of Common Stock and Preferred Stock signatory thereto
10	.2(1)	Second Amended and Restated Registration Rights Agreement dated as of May 24, 2004 between Metalico, Inc. and the Holders of Preferred Stock signatory thereto
10	.3*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Carlos E. Agüero previously filed as Exhibit 10.3 to Form 8-K filed March 21, 2007 and incorporated herein by reference
10	.4*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Michael J. Drury previously filed as Exhibit 10.4 to Form 8-K filed March 21, 2007 and incorporated herein by reference
10	.5*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Arnold S. Graber previously filed as Exhibit 10.5 to Form 8-K filed March 21, 2007 and incorporated herein by reference
10	.6*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Eric W. Finlayson previously filed as Exhibit 10.6 to Form 8-K filed March 21, 2007 and incorporated herein by reference
10	.7(1)*	Metalico, Inc. 1997 Long-Term Incentive Plan
10	.8(1)*	Metalico, Inc. Executive Bonus Plan

10	.9(1)	Loan and Security Agreement, dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation as lender, as amended by First Amendment dated as of March 18, 2002, Second Amendment dated as of May 16, 2003, Third Amendment dated as of May 16, 2003, Fourth Amendment dated as of December 31, 2003, Joinder Agreement dated as of February 9, 2004, Fifth Amendment dated as of June 29, 2004, and Joinder Agreement dated as of September 30, 2004
10	.10(1)	Sixth Amendment dated as of November 18, 2004, and Joinder Agreement dated as of November 18, 2004 to Loan and Security Agreement dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation (nka Wells Fargo Foothill, Inc.) as lender
10	.11(2)	Waiver of Rights of RFE Investment Partners V, L.P. dated as of December 31, 2004
10	.12(2)	Waiver of Rights of Seacoast Capital Partners Limited Partnership dated as of December 31, 2004
10	.13(2)	Seventh Amendment dated as of January 7, 2005 to Loan and Security Agreement dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation (nka Wells Fargo Foothill, Inc.) as lender
10.14		Eighth Amendment and Waiver dated as of February 25, 2005 to Loan and Security Agreement dated as of May 31, 2001 between Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Foothill Capital Corporation (nka Wells Fargo Foothill, Inc.) as lender; previously filed as Exhibit 10.14 to Form 10-K filed March 31, 2005 and incorporated herein by reference.
10	.15*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 1997 Long-Term Incentive Plan, previously filed as Exhibit 99.1 to Form 8-K filed March 17, 2005 and incorporated herein by reference
10	.16*	Employment Agreement dated as of January 1, 2006 between Metalico, Inc. and Warren Jennings previously filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference
10	.18*	Metalico 2006 Long-Term Incentive Plan previously filed as Appendix A to the Proxy Statement on Schedule 14A for the Company’s 2006 Annual Meeting of Stockholders filed April 13, 2006 and incorporated herein by reference
10	.19*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 under the same exhibit number and incorporated herein by reference
14.1		Code of Business Conduct and Ethics, available on the Company’s website (www.metalico.com) and incorporated herein by reference.
21.1		List of Subsidiaries of Metalico, Inc.
31.1		Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1		Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2		Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Previously filed as an exhibit to the Form 10 filed December 20, 2004 under the same exhibit number and incorporated herein by reference.

(2)	Previously filed as an exhibit to Amendment No. 1 to Form 10 filed February 10, 2005 under the same exhibit number and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC.
(Registrant)

By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Aguero Carlos E. Agüero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	March 28, 2007

/s/ Eric W. Finlayson Eric W. Finlayson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2007

/s/ Michael J. Drury Michael J. Drury	Executive Vice President and Director	March 28, 2007

/s/ Earl B. Cornette Earl B. Cornette	Director	March 28, 2007

/s/ Bret R. Maxwell Bret R. Maxwell	Director	March 28, 2007

/s/ Walter H. Barandiaran Walter H. Barandiaran	Director	March 28, 2007

/s/ Paul A. Garrett Paul A. Garrett	Director	March 28, 2007

FINANCIAL SECTION

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Metalico, Inc.

We have audited the accompanying consolidated balance sheets of Metalico, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalico, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Payment, on January 1, 2006.

As described in Note 18 to the consolidated financial statements, the accompanying consolidated financial statements of income of Metalico, Inc. for the years ended December 31, 2005 and 2004, have been restated for discontinued operations.

Peoria, Illinois
March 26, 2007

McGladrey & Pullen LLP is a member firm of RSM International —
an affiliation of separate and independent legal entities.

Metalico, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	($ thousands)

ASSETS
Current Assets
Cash and cash equivalents	$1,462	$1,857
Trade receivables, less allowance for doubtful accounts 2006 $561; 2005 $553	19,530	19,616
Inventories	20,489	16,273
Prepaid expenses and other	1,771	1,108
Deferred income taxes	2,715	358

Total current assets	45,967	39,212
Cash restricted for investment	8,891	—
Property and Equipment, net	29,214	28,178
Goodwill	29,067	29,067
Other Intangibles and Other Assets, net	5,057	4,157
Property Actively Marketed for Sale, net	211	823

	$118,407	$101,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt due related parties	$—	$1,600
Other short-term debt	1,897	2,854
Current maturities of long-term debt due related parties	—	1,013
Current maturities of other long-term debt	3,495	5,559
Accounts payable	11,156	7,847
Accrued expenses	4,117	4,308
Income taxes payable	1,407	—

Total current liabilities	22,072	23,181

Long-Term Liabilities Long-term debt, less current maturities	13,110	18,292
Accrued expenses and other	1,054	1,662
Deferred income taxes	3,732	2,291

Total long-term liabilities	17,896	22,245

Total liabilities	39,968	45,426

Minority interest	4,726	—

Commitments and Contingencies (Notes 16, 17 and 18)
Redeemable Common Stock	—	1,000

Stockholders’ Equity
Capital Stock
Preferred	34,064	39,132
Common	12	8
Additional paid-in capital	28,524	15,371
Retained earnings	11,380	1,052
Accumulated other comprehensive income (loss) — unrecognized pension costs	(267)	(552)

	73,713	55,011

	$118,407	$101,437

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004
($ thousands, except share data)

	2006	2005	2004

Revenue	$207,655	$155,237	$104,754

Costs and expenses
Operating expenses	170,090	126,150	82,959
Selling, general and administrative expenses	13,772	11,492	8,521
Depreciation and amortization	4,010	3,877	2,391

	187,872	141,519	93,871

Operating income	19,783	13,718	10,883

Financial and other income (expense)
Interest expense	(2,197)	(2,527)	(1,781)
Equity in net income of joint venture investee	—	—	1,124
Other	226	345	97

	(1,971)	(2,182)	(560)

Income from continuing operations before income taxes and minority interest	17,812	11,536	10,323
Provision for federal and state income taxes	6,258	4,603	3,337

Income from continuing operations before minority interest	11,554	6,933	6,986
Minority interest in loss of consolidated subsidiaries	65	—	—

Income from continuing operations	11,619	6,933	6,986
Discontinued operations
Loss from operations less applicable credit (expense) for income taxes 2006 $1,115; 2005 $842; 2004 ($7)	(1,851)	(1,344)	(322)
Gain on sale of discontinued operations less applicable income taxes $343	560	—	—

Net income	10,328	5,589	6,664
Preferred stock dividends	—	—	734

Income available to common stockholders	$10,328	$5,589	$5,930

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.46	$0.29	$0.39
Discontinued operations, net	(0.05)	(0.06)	(0.02)

Net income	$0.41	$0.23	$0.37

Diluted:
Income from continuing operations	$0.45	$0.29	$0.31
Discontinued operations, net	(0.05)	(0.06)	(0.02)

Net income	$0.40	$0.23	$0.29

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

						Accumulated
						Other
	Convertible			Additional	Retained	Comprehensive
	Preferred Stock		Common	Paid-In	Earnings	Income	Comprehensive
	New	Class A	Stock	Capital	(Deficit)	(Loss)	Income	Total
	($ thousands, except share data)

Balance, December 31, 2003	$—	$21,359	$6	$9,935	$(10,467)	$(125)	$—	$20,708
Redemption of common stock warrants	—	—	—	(151)	—	—	—	(151)
Conversion of dividends payable and 4,131,730 shares Class A and 3,023,704 shares Class B preferred to 16,510,658 shares ew Preferred	39,132	(21,359)	—	—	—	—	—	17,773
Business acquisition	—	—	—	—	—	(124)	—	(124)
Compensation recorded for warrants and option grants	—	—	—	217	—	—	—	217
Detachable stock warrants issued in conjunction with issuance of convertible notes	—	—	—	76	—	—	—	76
Issuance of 104,133 shares of common stock on exercised stock based compensation awards	—	—	—	121	—	—	—	121
Issuance of 435,000 shares of common stock on debt conversion	—	—	—	870	—	—	—	870
Issuance of 97,090 shares of common stock on sale	—	—	—	260	—	—	—	260
Accrued dividends on convertible preferred stock	—	—	—	—	(734)	—	—	(734)
Net income	—	—	—	—	6,664	—	6,664	6,664
Other comprehensive income (loss) net of tax:
Minimum pension liability adjustment	—	—	—	—	—	(180)	(180)	(180)

Comprehensive income							$6,484

Balance, December 31, 2004	$39,132	$—	$6	$11,328	$(4,537)	$(429)	$—	$45,500
Compensation recorded for options grants	—	—	—	83	—	—	—	83
Expiration of redemption option on 31,250 shares of redeemable common stock	—	—	—	100	—	—	—	100
Issuance of 1,400,000 shares of common stock on debt conversion	—	—	2	3,848	—	—	—	3,850
Issuance of 38,462 shares of common stock on exercised stock based compensation awards	—	—	—	12	—	—	—	12
Issuance of 1,971 shares of common stock in exchange for warrants exercised	—	—	—	—	—	—	—	—

						Accumulated
						Other
	Convertible			Additional	Retained	Comprehensive
	Preferred Stock		Common	Paid-In	Earnings	Income	Comprehensive
	New	Class A	Stock	Capital	(Deficit)	(Loss)	Income	Total
	($ thousands, except share data)

Net income	—	—	—	—	5,589	—	5,589	5,589
Other comprehensive income (loss) net of tax:
Minimum pension liability adjustment	—	—	—	—	—	(123)	(123)	(123)

Comprehensive income							$5,466

Balance, December 31, 2005	39,132	—	8	15,371	1,052	(552)		55,011
Compensation recorded for options grants	—	—	—	370	—	—	—	370
Sale of 274,726 shares of common stock	—	—	1	1,249	—	—	—	1,250
Gain on sale of subsidiary stock	—	—	—	1,115	—	—	—	1,115
Termination of redemption option on 200,000 shares of redeemable common stock	—	—	—	932	—	—	—	932
Issuance of 2,138,471 shares of common stock on Preferred stock conversion	(5,068)	—	2	5,066	—	—	—	—
Issuance of 1,360,737 shares of common stock on debt conversion	—	—	1	4,421	—	—	—	4,422
Issuance of 8,029 shares of common stock in exchange for warrants exercised	—	—	—	—	—	—	—	—
Net income	—	—	—	—	10,328	—	10,328	10,328
Other comprehensive income (loss) net of tax:
Minimum pension liability adjustment	—	—	—	—	—	285	285	285

Comprehensive income							$10,613

Balance, December 31, 2006	$34,064	$—	$12	$28,524	$11,380	$(267)		$73,713

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	($ thousands)

Cash Flows from Operating Activities
Net income	$10,328	$5,589	$6,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,886	4,027	2,634
Amortization	448	611	482
Amortization of note payable discounts	46	288	242
Impairment loss	823	—	—
Provision for doubtful accounts receivable	146	45	175
Deferred income taxes	(1,316)	2,053	3,010
Net gain on sale and disposal of property and equipment	(120)	(288)	(7)
Net gain on sale of discontinued operations	(903)	—	—
Equity in net income of joint venture investee, in excess of distributions	—	—	(569)
Minority interest in loss of consolidated subsidiary	(65)	—	—
Compensation expense on stock options and warrants issued	370	83	217
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(60)	(2,180)	(4,370)
Inventories	(6,406)	(2,370)	(1,196)
Prepaid expenses and other	(908)	(476)	(17)
Increase (decrease) in:
Accounts payable, accrued expenses and income taxes payable	5,390	(227)	(854)

Net cash provided by operating activities	11,659	7,155	6,411

Cash Flows from Investing Activities
Proceeds from sale of discontinued operations	5,968	—	—
Proceeds from sale of property and equipment	725	2,126	117
Purchase of property and equipment	(9,891)	(3,628)	(4,612)
(Increase) decrease in other assets	(1,235)	(195)	(142)
(Increase) decrease in note receivable, affiliate	—	—	50
Cash restricted for investment	(9,006)	—	—
Cash paid for business acquisitions, less cash acquired	—	(4,403)	(14,106)

Net cash used in investing activities	(13,439)	(6,100)	(18,693)

Cash Flows from Financing Activities
Net (payments) borrowings under revolving lines-of-credit	(4,784)	1,596	2,559
Proceeds from other borrowings	4,341	3,429	13,213
Principal payments on other borrowings	(5,928)	(4,849)	(3,489)
Proceeds from issuance of common stock on exercised warrants and options	—	12	121
Proceeds from other issuance of common stock	1,250	—	188
Proceeds from issuance of subsidiary stock	6,506	—	—
Redemption of redeemable common stock and warrants	—	(100)	(151)
Debt-issue costs	—	(20)	(56)

Net cash provided by financing activities	1,385	68	12,385

Net increase (decrease) in cash and cash equivalents	(395)	1,123	103
Cash and cash equivalents:
Beginning	1,857	734	631

Ending	$1,462	$1,857	$734

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:  Metalico, Inc. and subsidiaries (the Company) operates primarily in two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) lead product fabricating. The Company’s operating facilities as of December 31, 2006, included six scrap metal recycling facilities located in Western New York, five lead product fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois. The Company markets its products on a national basis.

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

Principles of consolidation:  The accompanying financial statements include the accounts of Metalico, Inc. and it’s consolidated subsidiaries, which are comprised of those entities in which it has an investment of 50% or more, or a controlling financial interest. A controlling financial interest is presumed to exist when the Company holds an interest of 50% or less in an entity, but possesses (i) control over more than 50% of the voting rights by virtue of indirect ownership by certain officers and shareholders of the Company , (ii) the power to govern the entity’s financial and operating policies by agreement or statute or ability to appoint management, (iii) the right to appoint or remove the majority of the board of directors, or (iv) the power to assemble the majority of voting rights at meetings of the board of directors or other governing body. All significant intercompany accounts and transactions have been eliminated.

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

Inventories:  Inventories are valued at the lower of cost or market determined on a first-in, first-out basis. Subsidiaries with manufacturing activities include in inventory a portion of operating labor and overhead costs.

Investment in joint venture:  The investment in a 50% owned company formed as a joint venture was accounted for by the equity method of accounting under which the Company’s share of the net income of the investee was recognized as income in the Company’s statement of income and added to the investment account, and distributions received from the investee were treated as a reduction of the investment account. The fiscal year of the investee was the same as that of the Company. As described in Note 2, Metalico, Inc. acquired a controlling membership interest in the joint venture investee on September 30, 2004, and on such date the investee was included in the Company’s consolidated financial statements and equity method accounting was no longer applicable. The

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

equity in net income of joint venture investee as reported in the accompanying statements of income is for the nine months ended September 30, 2004.

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

Goodwill:  The Company records as goodwill the excess of the purchase price over the fair value of identifiable net assets acquired. Statement of Financial Accounting Standards (SFAS ) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis as of December 31 of each fiscal year. No indicators of impairment were identified for the years ended December 31, 2006, 2005 and 2004.

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

Sale of Stock by a Subsidiary:  The Company accounts for the sale of stock by a subsidiary of the Company in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), which requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to record gains or losses resulting from the sale of a subsidiary’s stock as equity transactions, net of deferred taxes.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock-based compensation:  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified prospective application transition method. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the modified prospective method, the Company has recorded compensation cost for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption (using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes). Since it has chosen the modified prospective application transition method, the financial statements for the periods prior to adoption have not been restated.

SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of compensation expense reflected in its financial statements as a cash inflow from financing activities in its statement of cash flows rather than as an operating cash flow as in prior periods.

The change from applying the original provisions of SFAS No. 123 to applying SFAS No. 123R resulted in additional compensation expense for the year ended December 31, 2006 of $254, a reduction in tax expense of $96 resulting in a reduction in net income of $158, and no change to the Company’s cash flows. There was no change in basic and diluted earnings per share due to this change.

Prior to January 1, 2006 as permitted under generally accepted accounting principles, grants under those plans were accounted for following APB Opinion No. 25 (“APB No. 25”) and related interpretations. Accordingly, no compensation cost was recognized for grants that are fixed plan awards except for options and warrants issued at exercise prices below fair value. Had compensation cost for all of the stock-based compensation awards been determined based on the grant date fair values of awards (the method described in SFAS No. 123), reported net income would have been reduced to the pro forma amounts shown below:

	2005	2004

Net income:
As reported	$5,589	$6,664
Pro forma	$5,504	$6,659
Earnings per share on income from continuing operations available to common stockholders:
As reported Basic	0.29	0.39
Diluted	0.29	0.31
Proforma Basic	0.28	0.39
Diluted	0.28	0.31

For purpose of the proforma anounts above the fair value of each award was estimated at the grant date using the Black-Scholes method in 2005 and 2004, with the following assumptions for grants: dividend rate of 0%; risk-free interest rates of between 3 and 7%; expected lives of 5 years and a volatility rate of 45% and 35% using a comparable company in 2005 and 2004, respectively.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Determining (a) the extent of remedial actions that are or may be required, (b) the type of remedial actions to be used, (c) the allocation of costs among potentially responsible parties (PRPs) and (d) the costs of making such determinations, on a site-by-site basis, require a number of judgments and assumptions and are inherently difficult to estimate. The Company utilizes certain experienced consultants responsible for site monitoring, third party environmental specialists, and correspondence and progress reports obtained from the various regulatory agencies responsible for site monitoring to estimate its accrued environmental remediation costs. The Company generally contracts with third parties to fulfill most of its obligations for remedial actions. The time period necessary to remediate a particular site may extend several years, and the laws governing the remediation process and the technology available to complete the remedial action may change before the remedial action is complete. Additionally, the impact of inflation and productivity improvements can change the estimates of costs to be incurred. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the nonexistence or inability of other PRPs to contribute to the settlements of such liabilities or other factors could necessitate the recording of additional liabilities which could be material. The majority of the Company’s environmental remediation accrued liabilities are applicable to its secondary lead smelting operations classified as discontinued operations.

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

Business acquisition (scrap metal recycling segment):  On November 1, 2005, the Company acquired the net assets and business operations of a ferrous and non-ferrous scrap metal recycler in Western New York. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price was approximately $2,220, including cash of $1,220. The cash portion of the acquisition was financed by debt, including borrowings under Metalico, Inc.’s loan agreement with its primary lender and the issuance of an installment note to the seller for $1,000.

The allocation of the purchase price is subject to adjustment but is not expected to materially change. Such allocation is as follows:

Assets:
Inventories	$220
Property and equipment	559
Goodwill	1,528
Liabilities assumed:
Debt	(68)
Other liabilities	(19)

Net assets acquired	$2,220

The $1,528 of goodwill is deductible for income tax purposes.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Unaudited pro forma consolidated results of operations for the years ended December 31, 2005 and 2004, as though the acquisition had been made as of January 1, 2004, follow:

	2005	2004

Revenue	$157,162	$106,558
Income from continuing operations	7,293	7,090
Earnings per share:
Basic	0.30	0.40
Diluted	0.30	0.31

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

The cash portion of the acquisition was financed by debt, including borrowings under Metalico, Inc.’s loan agreement with its primary lender and the issuance of convertible notes of approximately $4,422 to certain related and unrelated parties. The convertible notes holders were also issued detachable warrants to purchase 0.20 shares of common stock for every one share of common stock into which the principal amount of such holder’s respective convertible note may be converted, exercisable for a period of three years from the date of the convertible note with an exercise price of $4.00 per share. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Unaudited pro forma consolidated results of operations for the year ended December 31, 2004, as though the acquisition had been made as of January 1, 2004, follow:

2004

Revenue	$117,163
Income from continuing operations	6,868
Earnings per share:
Basic	0.38
Diluted	0.30

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

On September 30, 2004, (Closing Date) Metalico, Inc. acquired the 50% membership interests of Mayco owned by Mayfield and converted Mayco into a wholly owned subsidiary renamed Mayco Industries, Inc. As a result of the acquisition and conversion, the Company owns 100% of the stock of Mayco. The aggregate purchase price for the 50% membership interests acquired was approximately $8,115 and was paid in cash and financed by debt, including borrowings under Metalico, Inc.’s loan agreement with its primary lender and convertible debt of $3,850 issued to certain related and unrelated parties at a 10% discount. In conjunction with the acquisition, the Company also refinanced substantially all of Mayco’s outstanding debt as of the Closing Date.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Unaudited pro forma consolidated results of operations for the year ended December 31, 2004, as though the acquisition of the controlling interest in Mayco had been made as of January 1, 2004, follow:

2004

Revenue	$136,468
Income from continuing operations	7,504
Earnings per share:
Basic	0.42
Diluted	0.33

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Unaudited pro forma consolidated results of operations for the year ended December 31, 2004, as though the acquisition had been made as of January 1, 2004, follow:

2004

Revenue	$104,861
Income from continuing operations	6,983
Earnings per share:
Basic	0.39
Diluted	0.31

Note 3.	Inventories

Inventories as of December 31, 2006 and 2005, were as follows:

	2006	2005

Raw materials	$8,495	$5,713
Finished goods and work-in-process	5,096	3,655
Ferrous scrap metal	1,722	2,498
Non-ferrous scrap metal	5,176	4,407

	$20,489	$16,273

Note 4.	Investment in Joint Venture and Related Party Transactions

Reference should be made to Note 2 regarding the Company’s joint venture formation of Mayco Industries, L.L.C. (Mayco) effective March 18, 2002, and acquisition of a controlling interest in Mayco effective September 30, 2004.

Condensed financial information of Mayco for the nine months ended September 30, 2004, was as follows:

2004

Net sales	$34,409
Costs and expenses:
Cost of sales	27,088
Selling, general and administrative expenses	3,903
Depreciation	894
Interest expense	264
Other expense, net	12
Net income	2,248

Sales to and purchases from Mayco during the nine months ended September 30, 2004, were as follows:

2004

Sales	$1,880
Purchases	865

Effective March 18, 2002, the Company entered into an agreement with Mayco for certain administrative, financial and management services to be provided by Metalico, Inc. to Mayco. As consideration for such services, Mayco was required to pay the Company a fee of $10 per month. The agreement was terminated effective September 30, 2004, with the Company’s acquisition of the controlling interest in Mayco as described in Note 2. Management fees for the nine months ended September 30, 2004, were $90.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 5.	Investment in AgriFuel and Minority Interest

In December 2006, the Company, as a founding investor, invested $2,500 for 200,000 shares, or $12.50 per share, of common stock in AgriFuel Co., (“AgriFuel”) a start-up company organized to produce and market biofuels refined from waste vegetable oil, fats, and agricultural feedstocks. The Company holds 46.8% of the total voting percentage of AgriFuel as of December 31, 2006. AgriFuel has been consolidated with the results of the Company due to the Company having a controlling financial interest when its direct ownership is combined with the Company’s executive officers’ holdings in AgriFuel. Also receiving the founders’ share price of $12.50 per share was the President of AgriFuel (who is not otherwise affiliated with the Company), who purchased 8,000 shares for $100, and the President and Chief Executive Officer of the Company, who purchased 24,000 shares for $300 for a 5.6% interest.

In addition to the founders’ investment described above, $6,106 was received from other investors for 195,400 shares of common stock of AgriFuel at a per share price of $31.25. Following is a summary of the minority interests in AgriFuel as of December 31, 2006.

The following table presents changes in minority interest balances for the year ended December 31, 2006:

2006

Initial Investments	$6,506
Share of operating loss for period ended December 31, 2006	(65)
Dilution from stock issuance	(1,715)

Balance, end of year	$4,726

As of December 31, 2006, AgriFuel has $8,891 in cash and investments that are restricted for the use of AgriFuel investments and are classified as noncurrent assets.

Note 6.	Property and Equipment

Property and equipment as of December 31, 2006 and 2005, consisted of the following:

	2006	2005

Land	$4,256	$2,921
Buildings and improvements	14,709	14,205
Office furniture, fixtures and equipment	678	516
Vehicles and machinery and equipment	23,431	24,332

	43,074	41,974
Less accumulated depreciation	13,860	13,796

	$29,214	$28,178

Note 7.	Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, were as follows:

	2006	2005

Balance, beginning	$29,067	$27,530
Acquired during the year	—	1,537

Balance, ending	$29,067	$29,067

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 8.	Other Intangible and Other Assets

Other intangible and other assets as of December 31, 2006 and 2005, consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

2006
Covenants not-to-compete	$2,243	$1,261	$982
Trademarks	969	—	969
Customer lists	1,055	422	633
Know how	397	—	397
Debt-issue costs	918	880	38
Lease and other deposits	2,038	—	2,038

	$7,620	$2,563	$5,057

2005
Covenants not-to-compete	$2,243	$1,112	$1,131
Trademarks	969	—	969
Customer lists	1,055	211	844
Know how	397	—	397
Debt-issue costs	918	792	126
Lease and other deposits	690	—	690

	$6,272	$2,115	$4,157

The changes in the net carrying amount of amortized intangible and other assets by classifications for the years ended December 31, 2006 and 2005, were as follows:

	Covenants		Debt-
	Not-to-	Customer	Issue
	Compete	Lists	Costs

2006
Balance, beginning	$1,131	$844	$126
Acquisitions/additions	—	—	—
Amortization	(149)	(211)	(88)

Balance, ending	$982	$633	$38

2005
Balance, beginning	$1,407	$1,055	$280
Acquisitions/additions (reductions)	(50)	—	20
Amortization	(226)	(211)	(174)

Balance, ending	$1,131	$844	$126

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Amortization expense recognized on all amortized intangible assets totaled $448, $611 and $482 for the years ended December 31, 2006, 2005 and 2004. Estimated aggregate amortization expense on amortized intangible and other assets for each of the next 5 years and thereafter is as follows:

Years Ending December 31:	Amount

2007	$270
2008	250
2009	252
2010	195
2011	175
Thereafter	511

$1,653

Note 9.	Property Actively Marketed for Sale

Property actively marketed for sale as of December 31, 2006 and 2005, consisted of the following:

	2006	2005

Real property and equipment	$211	$1,358
Less accumulated depreciation	—	535

	$211	$823

As described in Note 18, the Company discontinued operations at its secondary lead smelting and refining plant in College Grove, Tennessee (Metalico-College Grove, Inc.) in 2003, and is actively marketing the plant for sale. The cost and accumulated depreciation of the equipment at such plant that the Company was carrying on its books as of December 31, 2006 and 2005, is reported as property actively marketed for sale and included in the table above. Reference should be made to Note 18 related to impairment of assets during 2006.

As described in Note 2, all of the operations of Metalico, Inc.’s subsidiary in Atlanta, Georgia were contributed to a joint venture investee in 2002 and, subsequent thereto, the Company actively marketed for sale the real property owned by that subsidiary. The Company sold the property in 2005 and recognized a gain on sale of approximately $405.

Note 10.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2006 and 2005, consisted of the following:

	2006			2005
	Current	Long-Term	Total	Current	Long-Term	Total

Environmental remediation costs	$1,500	$982	$2,482	$1,217	$1,662	$2,879
Payroll and employee benefits	1,816	—	1,816	1,580	—	1,580
Interest and bank fees	113	—	113	171	—	171
Workers’ compensation insurance	45	—	45	162	—	162
Other	643	72	715	1,178	—	1,178

	$4,117	$1,054	$5,171	$4,308	$1,662	$5,970

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 11.	Pledged Assets and Short and Long-Term Debt

Short-term debt as of December 31, 2006 and 2005, consisted of the following:

	2006	2005

Revolving line-of-credit notes payable under secured credit facility to primary lender, terms as described below	$1,897	$2,854
Notes payable to related parties (officer-stockholders), due on demand, interest payable monthly at 5% through February 2005, and 7% thereafter, unsecured, retired in 2006	—	1,600

	$1,897	$4,454

Long-term debt as of December 31, 2006 and 2005, consisted of the following:
Senior debt:
Revolving line-of-credit notes payable under secured credit facility with primary lender, terms as described below	$7,588	$11,415
Term notes payable under secured credit facility with primary lender, due in monthly principal installments from $12 to $62 plus interest at the lenders base rate plus a margin (an effective rate of 9.25% at December 31, 2006), remainder due May 2009, collateralized by substantially all assets of the Company	2,217	3,539
Note payable to bank, due in monthly installments of $3, including interest at 7.2%, remainder due April 2019, collateralized by a mortgage on real property	279	293
Other, primarily equipment notes payable and capitalized leases for related equipment, interest from 1.9% to 9.8%, collateralized by certain equipment with due dates ranging from 2007 to 2011	3,963	1,947
Subordinated debt (subordinate to debt with primary lender):
Note payable to corporation for stock repurchase, due in quarterly installments of $5, remainder due April 2008, without interest, collateralized by common shares held by escrow agent	265	285
Note payable to corporation in connection with business acquisition, due in principal installments of approximately $11 every other month plus interest at 5%, unsecured	179	242
Non-compete obligations payable to individuals in connection with business acquisitions, due in installments from $11 to $15 from monthly to every other month, unsecured	689	927
Note payable to corporation in connection with business acquisition, due in monthly installments of approximately $15 including interest at 5%, remainder due November 2007, collateralized by equipment	275	440
Note payable to corporation in connection with business acquisition, due November 2007, interest payable monthly at 5%, collateralized by land and buildings acquired under the terms of the purchase agreement	400	400
Note payable to corporation in connection with business acquisition, due in quarterly principal installments of approximately $63 plus interest at 7%, due November 2009, unsecured	750	1,000

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2006	2005

Convertible notes payable in connection with business acquisition, due from November to December 2006, interest payable monthly at 7%, unsecured, conversion terms at a rate of $3.25 per share (includes related party notes of $1,013), $4,422 converted to 1,360,737 shares of common stock during 2006	—	4,422

	16,605	24,910
Less current maturities	3,495	6,572
Less unamortized discount	—	46

Long-term portion	$13,110	$18,292

On May 31, 2001, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, now known as Wells Fargo Foothill, Inc. (primary lender) to refinance a credit facility with another bank, and for general corporate purposes, including financing working capital, capital expenditures and other expenses. The financing arrangement, inclusive of amendments, provides a maximum credit facility up to $35,000 through May 31, 2009, comprised of term and revolving loans, collateralized by substantially all assets of the Company. Borrowings under the Revolver are generally limited to eligible accounts receivable and inventory levels and recent collections on accounts receivable as defined, to a maximum of $28,500. Interest on Revolver advances is payable monthly at the lender’s base rate plus a margin (an effective rate of 8.75% and 7.75% at December 31, 2006 and 2005, respectively) or, if a LIBOR option loan, payable quarterly at the LIBOR rate plus a margin (an effective rate of 7.42% at December 31, 2005). None of the Company’s debt balances were subject to a LIBOR option at December 31, 2006.

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

As of December 31, 2006, the Company was in technical violation of a certain covenant in its loan agreement. Projections for fiscal 2007 and thereafter were not delivered by the required date. Projections were subsequently delivered and the lender waived the covenant violation on February 28, 2007.

Aggregate annual maturities required on long-term debt at December 31, 2006, are as follows:

Years Ending December 31:	Amount

2007	$3,495
2008	3,019
2009	9,334
2010	416
2011	152
Thereafter	189

$16,605

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Capital and Redeemable Stock

Capital stock voting rights, par value, dividend features and authorized, issued and outstanding shares are summarized as follows as of December 31, 2006 and 2005:

	2006		2005
		Issued and		Issued and
	Authorized	Outstanding	Authorized	Outstanding

New Convertible preferred stock, voting, $.001 par value:	16,650,000	14,372,187	16,650,000	16,510,658
Common stock, voting, $.001 par value	40,000,000	11,754,688	40,000,000	7,972,725	(a)

(a)	200,000 of these shares were redeemable as of December 31, 2005.

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

Preferred stock rights and privileges include the following:

Preference and ranking:  Holders of preferred stock have preferential rights over the common stockholders with regard to dividends and distribution of assets upon liquidation. Holders of preferred stock also have certain rights to designate and elect directors to the Board of Directors. Prior to the Third Amendment effective date of May 24, 2004, the Class B preferred ranked senior to the Class A preferred as to the payment of dividends and the distribution of assets upon voluntary or involuntary liquidation, dissolution or winding up of the Company.

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

Conversion features:  The preferred stock can be converted, in part or in full, at any time, at the holder’s option, into that number of common shares computed by multiplying the number of shares to be converted by the relevant original issue price of $3.00 and dividing the result by the conversion price then in effect, with such conversion price being $3.00 per share as of December 31, 2006.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Common stock features include the following:

Redeemable features:  Certain holders of common shares had put rights, the exercise of which was outside the Company’s control. The aggregate value of the remaining redemption rights totaled $1,000 at December 31, 2005, which was reported as redeemable common stock outside of the stockholders’ equity section of the Company’s balance sheet. The put rights as of December 31, 2005, consisted of 200,000 shares where the holder had the right to put such shares to the Company at a minimum price of $5.00 after November 18, 2005. On February 10, 2006, the Company entered into an agreement with the holder of the shares of its redeemable common stock. In lieu of receiving the $5.00 per share redemption price from the Company, the holder agreed to liquidate his shares in the public trading market. In consideration of the holder’s forbearance from exercising the put rights, the Company agreed to pay the holder the shortfall, if any, between the proceeds received by the holder from market sales of the stock and $5.00 per share. Additionally, the Company was required to pay interest monthly at 7% per annum on the unliquidated balance determined by multiplying the number of shares yet unsold by $5.00. All shares were liquidated during 2006 by the holder and the Company paid $68 as a result of the shortfall incurred.

Of the common shares, approximately 14,372,187 shares were reserved as of December 31, 2006, for issuance upon the conversion of the preferred stock as described above.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Changes in redeemable preferred and common stock for the years ended December 31, 2006, 2005 and 2004, were as follows:

	2006	2005	2004

Balance, beginning	$1,000	$1,200	$9,023
Conversion of 3,023,704 shares of Class B preferred to New preferred	—	—	(8,823)
Issuance of 200,000 shares of common stock	—	—	1,000
Redemption of 31,250 shares of redeemable common stock	—	(100)	—
Expiration of redemption option on 31,250 shares of redeemable common stock	—	(100)	—
Redemption of 200,000 shares of redeemable common stock	(1,000)	—	—

Balance, ending	$—	$1,000	$1,200

Stock purchase warrants:  The Company issued common stock purchase warrants to a financial underwriter in December 2000, representing 30,000 shares of common stock. The stock purchase warrants had an exercise price of approximately $2.92 per share and were exercisable at any time through November 2005. During 2005, 15,000 warrants were exercised in a cashless exchange resulting in the issuance of 1,971 common shares. The remaining 15,000 warrants were extended for one year and exercised in a cashless exchange in November 2006, resulting in the issuance of 5,841 common shares.

The Company issued common stock purchase warrants to subordinated bank lenders in May 2001, representing 3,624,185 shares of common stock with an exercise price of $0.01 per share. In conjunction with the payoff of the remaining subordinated debt owed to various banks in January 2004, 2,174,511 of the warrants were redeemed for approximately $251. Of the warrants redeemed, $100 was recorded in 2003 since the payoff agreement was effective December 31, 2003. In conjunction with agreements with the banks, the remaining 1,449,674 of the warrants were endorsed by the banks to the Company without recourse in 2003 and 2002.

In conjunction with the issuance of convertible notes to finance a business acquisition (see Note 2), the convertible notes holders were also issued 272,146 of detachable common stock purchase warrants that are exercisable for a period of three years from the date of the convertible note with an exercise price of $4.00 per share. In December 2006, warrants to purchase 10,000 common shares were exercised in a cashless transaction resulting in the issuance of 2,188 common shares. At December 31, 2006, a total of 262,146 detachable common stock purchase warrants remained outstanding.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Income Tax Matters

Net deferred tax assets (liabilities), resulting from the differences in the timing of the recognition of certain income and expense items for financial and tax accounting purposes, consisted of the following components as of December 31, 2006 and 2005:

	2006	2005

Deferred tax assets:
Inventories	$1,795	$264
Accrued liabilities	1,488	1,502
Loss carryforwards	2,477	1,271
Other	613	—

	6,373	3,037
Less valuation allowance	2,441	1,201

	3,932	1,836

Deferred tax liabilities:
Property and equipment	2,052	2,048
Intangible and other	2,297	1,721
Basis in subsidiary stock	600	—

	4,949	3,769

	$(1,017)	$(1,933)

Included in deferred tax liabilities at December 31, 2006 is $600 related to the gain on sale of subsidiary stock recorded as a capital transaction in the consolidated statement of stockholders’ equity.

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2006 and 2005, as follows:

	2006	2005

Current assets	$2,715	$358
Long-term assets (liabilities)	(3,732)	(2,291)

	$(1,017)	$(1,933)

Management has recorded a valuation allowance on the net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The increase in the valuation allowance during 2006 is attributable to loss carryforwards for state purposes related to non-operating subsidiaries unlikely to produce future taxable income in order to utilize these loss carryforwards before they expire. Certain of these valuation reserves were established upon business acquisitions and, if reversed in the future, will result in a decrease to goodwill.

Loss carryforwards for state tax purposes as of December 31, 2006, total approximately $47,927 applicable to the various states in which the Company files its tax returns. A valuation allowance has been recorded for approximately 99% of these loss carryforwards applicable to non-operating subsidiaries filing as single entities under applicable state tax laws. The ability of such non-operating subsidiaries to produce future taxable income in order to utilize the loss carryforwards before they expire is unlikely.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The provision (credit) for income taxes for the years ended December 31, 2006, 2005 and 2004, consisted of the following:

	2006	2005	2004

Continuing operations:
Current	$7,942	$2,295	$689
Deferred	(1,684)	2,308	2,648

	$6,258	$4,603	$3,337

Discontinued operations:
Current	$(1,140)	$(589)	$(355)
Deferred	368	(253)	362

	$(772)	$(842)	$7

The income tax provision (credit) attributable to income from continuing operations differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2006, 2005 and 2004, due to the following:

	2006	2005	2004

Computed “expected” tax expense (credit)	$6,047	$4,038	$3,613
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	676	299	268
Change in valuation allowance	(45)	81	(118)
Other, net	(420)	185	(426)

	$6,258	$4,603	$3,337

The total income tax provision (credit) for the years ended December 31, 2006, 2005 and 2004, was $5,486, $3,761 and $3,344, respectively. Those amounts have been allocated to the following financial statement items:

	2006	2005	2004

Income from continuing operations	$6,258	$4,603	$3,337
Discontinued operations	(772)	(842)	7

	$5,486	$3,761	$3,344

Note 14.	Stock Based Compensation Plans

The Company established the 1997 Long-Term Incentive Plan (the 1997 Plan) which allows for a number of shares of the Company’s common stock equal to up to 10% of the total authorized amount of common shares to be issued upon the exercise of stock based awards granted to officers, consultants and certain other employees from time to time. The primary purpose of the 1997 Plan is to provide additional performance and retention incentives to officers and other key employees by facilitating their purchase of an ownership interest in the Company. The 1997 Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the 1997 Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Exercise or purchase price per share amounts are generally approved at or above the grant date fair value of the Company’s common

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

stock; however, certain awards issued in 2005 and 2004 included terms with exercise prices below the grant date fair value of the Company’s common stock. Awards issued under the 1997 Plan generally vest ratably over two or three years and are exercisable for up to five years from the date of grant. The Company receives no monetary consideration for the granting of stock based awards pursuant to the 1997 Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options. With the approval of the 2006 Plan described in the next paragraph, no further awards will be made under the 1997 Plan and all future awards will be made under the 2006 Plan.

The Company established the 2006 Long-Term Incentive Plan (the 2006 Plan) which allows for up to 2,612,687 shares of the Company’s common stock to be issued upon the exercise of stock based awards granted to officers, consultants, board members and certain other employees from time to time. The purpose of the 2006 Plan is to attract and retain qualified individuals and to align their interests with those of the stockholders by providing certain employees of the Company and its affiliates and members of the Board with the opportunity to receive stock-based and other long-term incentive grants. The 2006 Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Awards issued under the 2006 Plan vest ratably over three years and are exercisable for up to five years from the date of grant. The Company receives no monetary consideration for the granting of stock based awards pursuant to the 2006 Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options.

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

As described in Note 1, we adopted SFAS No. 123R on January 1, 2006. Previous to this, we had accounted for our stock based compensation plans under APB No. 25 as permitted by SFAS No. 123. Awards issued by the Company through December 31, 2005, consist of options, warrants and stock purchase rights and are fixed plan awards under APB No. 25, since the exercise price that a grantee is required to pay upon exercise, and number of shares that a grantee is entitled to receive, are known at the grant date. Through December 31, 2005, no compensation cost had been recognized for grants that are fixed plan awards except for 119,917 options issued in 2005 at exercise prices below fair value (from $2.50 to $3.50 per share) and 55,000 options and 100,000 warrants issued in 2004 at exercise prices below fair value (from $.01 to $1.00 per share) that resulted in compensation expense of approximately $83 and $217 for the years ended December 31, 2005 and 2004, respectively.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the fixed awards at December 31, 2006, 2005 and 2004, and changes during the years ended on those dates is as follows:

	2006			2005		2004
			Weighted-		Weighted-		Weighted-
			Average		Average		Average
			Exercise		Exercise		Exercise
	Shares		Price	Shares	Price	Shares	Price

Outstanding at beginning of year	872,275		$2.87	375,937	$1.31	352,276	$1.76
Granted	206,306		5.39	546,200	3.76	185,000	0.66
Exercised	—		—	(38,462)	0.30	(104,133)	0.64
Expired	(82,676)		2.82	(11,400)	2.65	(57,206)	2.09

Outstanding at end of year	995,905		3.40	872,275	2.87	375,937	1.31

Exercisable at end of year	594,868	(a)		365,808		260,067
Weighted-average fair value per award of awards granted during the year	$2.48			$1.13		$1.05

(a)	As of December 31, 2006, there was $773 of total unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 1.39 years.

For the year ended December 31, 2006, 2005, and 2004, the fair value of each award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants: dividend rate of 0%; risk-free interest rates of between 3 and 4.5% based on the U.S. Treasury yield curve in effect at the time of the grant; expected lives of 5 years and a volatility rate of 47%, 45% and 35% using a comparable company in 2006, 2005 and 2004, respectively.

Year Ended December 31, 2006
Aggregate Intrinsic Value

Options outstanding as of December 31, 2006	$1,724
Options exercisable as of December 31, 2006	$1,386
Options exercised during 2006	$—

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A further summary about awards outstanding at December 31, 2006, was as follows:

	Options and Warrants		Options and Warrants
	Outstanding		Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Remaining
	Number	Contractual	Number	Contractual
Exercise Prices	Outstanding	Life	Exercisable	Life

0.01	115,000	2.4	111,806	2.4
1.00	30,000	2.3	26,111	2.3
2.00	77,944	2.0	77,944	2.0
2.50	63,950	1.0	63,950	1.0
3.00	40,000	2.5	32,639	2.4
3.03	152,511	4.0	52,244	4.0
3.50	90,194	3.0	64,666	3.0
3.53	10,000	4.0	3,333	4.0
4.00	15,000	3.0	9,583	3.0
4.03	25,000	4.0	8,333	4.0
4.36	10,000	4.3	2,222	4.3
4.70	5,000	4.5	833	4.5
4.86	10,000	4.3	2,222	4.3
4.90	170,000	3.0	113,333	3.0
5.36	5,000	4.3	1,111	4.3
5.50	176,306	4.6	24,538	4.6

Total	995,905	3.2	594,868	2.6

Note 15.	Pension Plans

The Company had four defined-contribution 401(k) pension plans, two for employees not covered by a collective bargaining agreement (Non-union), and the other two for employees at its Granite City, Illinois plant covered by a collective bargaining agreement (Union). The plans offer substantially all employees a choice to elect to make contributions pursuant to salary reduction agreements upon attaining certain age and length-of-service requirements. Under the Non-union plans, the Company may make matching contributions on behalf of the participants of the plan, not to exceed 100% of the amount of each participant’s elective salary deferral, up to a maximum percentage of a participant’s compensation as defined by the plan. Under the Union plans, and in accordance with its labor contract that covers the Company’s union employees at the Granite City, Illinois plant, Company contributions are required based on a specified rate per month. The Company matched participant contributions during 2006, 2005 and 2004, under the Non-union plan at 100% of a participant’s elective salary deferrals, up to a maximum of 4% of a participant’s compensation. The plans also provide a profit sharing component where the Company can make a discretionary contribution to the plans, which is allocated based on the compensation of eligible employees. No profit sharing contributions were made for 2006, 2005 and 2004. Company matching and profit sharing contributions are subject to vesting schedules, and forfeitures are applied to reduce Company contributions. Participants are immediately vested in their elective contributions. 401(k) pension expense for the years ended December 31, 2006, 2005 and 2004, was approximately $421, $423 and $272, respectively. As of July 1, 2006, the Company’s two Non-union plans merged and the two Union plans merged.

In connection with the Company’s acquisition of a controlling membership interest in Mayco effective September 30, 2004, as described in Note 2, the Company reassumed plan sponsorship of a frozen defined benefit

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

pension plan at the Granite City, Illinois plant covering substantially all hourly employees at such location. Mayco previously assumed plan sponsorship effective with the joint venture formation on March 18, 2002, also described in Note 2.

Effective December 31, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). The statement requires employers to recognize the overfunded and underfunded portion of a defined benefit plan as an asset or liability, respectively, and any unrecognized gains and losses or prior service costs as a component of accumulated other comprehensive income. It also requires a plan’s funded status to be measured at the employer’s fiscal year-end. The adoption of SFAS 158 had no effect on our consolidated financial statements.

Information relative to this defined benefit pension plan, as of and for the years ended December 31, 2006 and 2005, is presented as follows:

The Company uses a December 31 measurement date for the defined benefit pension plan.

Obligations and Funded Status

	2006	2005

Changes in benefit obligations:
Obligations at beginning of year	$1,016	$908
Service cost	—	—
Interest cost	54	56
Participant contributions	—	—
Amendments	—	—
Actuarial losses	(39)	126
Benefits paid	(73)	(74)

Obligations at end of year	$958	$1,016

Changes in plan assets:
Fair value of assets at beginning of year	$628	$674
Actual return on assets	54	19
Company contributions	51	9
Participant contributions	—	—
Benefits paid	(73)	(74)

Fair value of assets at end of year	$660	$628

Funded status (plan assets less than benefit obligations) at end of year	$(298)	$(388)
Amounts not recognized:
Unrecognized net (gain) loss	467	552
Unrecognized prior service cost (benefit)	—	—

Net amount recognized on balance sheet	$169	$164

Amounts recognized on balance sheet as:
Prepaid benefit cost	$—	$—
Accrued benefit cost	(298)	(388)
Intangible assets	—	—
Accumulated other comprehensive income	467	552

Net amount recognized on balance sheet	$169	$164

Aggregate accumulated benefit obligation for the defined benefit pension plan	$958	$1,016

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2006	2005

Aggregate amounts were:
Projected benefit obligations	$958	$1,016
Accumulated benefit obligations	958	1,016
Fair value of plan assets	660	628
Components of Net Periodic Benefit Cost and Additional Information Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	54	56
Expected return on plan assets	(45)	(48)
Amortization of prior service cost	—	—
Recognized actuarial (gain) loss	37	32

Net periodic benefit cost	$46	$40

Additional information:
Increase (decerease) in minimum liability included in other comprehensive income, net of tax	$(85)	$123
Assumptions
Weighted-average assumptions used in computing ending obligations:
Discount rate	6.00%	5.50%
Rate of compensation increase	N/A	N/A
Weighted-average assumptions used in computing net cost:
Discount rate	5.50%	5.75%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	8.00%	8.00%

The expected long-term rate of return on plan assets for determining net periodic pension cost for each fiscal year is chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various asset categories to the target asset allocation of the defined benefit pension plan, as well as taking into account historical returns.

Using the asset allocation policy as currently in place for the defined benefit pension plan (60% in total equity securities — 45% large/mid cap stocks and 15% small cap stocks; 40% in fixed income securities), the Company determined the expected rate of return at a 50% probability of achievement level based on (a) forward-looking rate of return expectations for passively-managed asset categories over a 20-year time horizon and (b) historical rates of return from 1926 through 2004 for passively-managed asset categories with available data. Applying an approximately 75%/25% weighting (for conservatism) to the rates determined in (a) and (b), respectively, produced an expected rate of return of 7.65% which was rounded to 8%.

Plan Assets

	Percentage of
	Plan Assets
	at
	December 31,
Asset Category	2006	2005

Equity securities	59%	58%
Debt securities	40%	39%
Other	1%	3%

Total	100%	100%

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Cash Flows

The Company expects to contribute approximately $50 to its defined benefit pension plan in the year ending December 31, 2007.

The following benefit payments are expected to be paid:

Years Ending December 31:	Amount

2007	$70
2008	69
2009	68
2010	66
2011	64
Years 2012-2016	317

Note 16.	Lease Commitments

The Company leases administrative and operations space under noncancelable agreements that expire between 2007 and 2010, and require various minimum annual rentals. In addition, certain leases also require the payment of property taxes, normal maintenance, and insurance on the properties. The Company also leases certain vehicles and equipment under noncancelable lease agreements that expire between 2007 and 2012.

The approximate minimum rental commitment as of December 31, 2006, excluding executory costs, is due as follows:

Years Ending December 31:	Amount

2007	$646
2008	395
2009	264
2010	92
2011 and thereafter	72

$1,469

Total rental expense for the years ended December 31, 2006, 2005 and 2004, was approximately $1,181, $1,280 and $1,054, respectively.

Note 17.	Other Commitments and Contingencies

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

In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (TDEC) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of December 31, 2006 and December 31, 2005, estimated remaining

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

environmental remediation costs reported as a component of accrued expenses were approximately $610 and $1,017, respectively. Of the $610 accrued as of December 31, 2006, approximately $71 is reported as a current liability and the remaining $539 is estimated to be incurred and paid as follows: $86 from 2008 through 2009 and $453 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company maintains an escrow fund to accumulate money necessary to pay for estimated future post-closure maintenance costs for the two closed landfills at its former plant at College Grove, Tennessee. These funds of approximately $203 and $296 as of December 31, 2006 and December 31, 2005, respectively, are included as a component of other long-term assets in the accompanying balance sheets. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.

In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (GCR) received an information request and notice of potential liability from the EPA (the Request and Notice) regarding contamination at a site in Seffner, Florida (the Jernigan Site) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the Northern Settlement Agreement) and EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the Southern Settlement Agreement) providing in each case for the remediation of the affected property. The consulting firm retained by GCR to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $1,571. GCR’s liability for remediation costs will be reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $250. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.

GCR is a party to four other consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.

Pursuant to the sale of substantially all of the assets of GCR in May of 2006 (See Note 18), the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying December 31, 2006 and December 31, 2005, balance sheets include approximately $1,686 and $1,680, respectively, applicable to GCR’s various outstanding remediation issues. Of the $1,686 accrued as of December 31, 2006, $1,429 is reported as a current liability and consists primarily of the estimated clean-up of the Jernigan Site discussed above and accrued in the current period. The remaining $260 is reported in long term liabilities and represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.

The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability (other than a policy covering conditions existing at the Syracuse facility prior to its acquisition by the Company) because the Company believes that the cost for such insurance is not economical. Accordingly, if the Company were to incur liability for environmental damage in excess of accrued environmental

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

remediation liabilities, its financial position, results of operations, and cash flows could be materially adversely affected.

AgriFuel Co., Repurchase Obligation

Under the terms of the AgriFuel Co. (“AgriFuel”) amended and restated subscription agreement and stockholder agreement dated November 30, 2006, unless a public trading event has occurred on or before November 30, 2007, certain purchasers of AgriFuel common stock shall have the right to require Metalico to purchase all or a portion of the securities of such purchaser. A public trading event means the filing of an appropriate application and required supporting materials with any national securities exchange or listing service providing a platform for public trading in the Company’s common stock, expressly including without limitation the American Stock Exchange, the NASDAQ market, the OTC Bulletin Board, the Pink Sheets trading system, or any similar trading provider.

Each qualified purchaser of AgriFuel shall have the right as of December 1, 2007, upon thirty (30) days written notice require the Company to repurchase their investment for consideration equal to, at the option of such purchaser, either (a) cash in an amount equal to twice the portion of such purchaser’s capital contribution allocable to the securities, or (b) common stock of Metalico, at a per-share price equal to the closing price for Metalico common stock on the American Stock Exchange on the date such purchaser’s capital contribution was made. A qualified purchaser may in its discretion allocate any such sale of all or a portion of its Securities between the two options. As of December 31, 2006, the total investment in AgriFuel by qualified purchasers subject to the repurchase obligation was $6,106.

At December 31, 2006, the Company has not recorded any derivative liability with respect to this repurchase obligation due to the broad description and low burden necessary to comply with the public trading requirement described in the subscription agreement.

Capital Expenditures Commitment — Mayco Industries, Inc. — Rolling Mill Project

Mayco Industries, Inc., the Company’s lead fabricating subsidiary in Birmingham Alabama, has contracted to construct a rolling mill for use in its Birmingham production facility. Total anticipated cost to complete is $6.5 million. Through December 31, 2006, the Company has expended $806 on the project which is included with non-current other assets. The mill is expected to be complete and operational in 2008. The mill will modernize the Company’s lead rolling process resulting in increased production capacity and reduced labor costs.

Pending Litigation

On July 12, 2006, Metalico Niles, Inc. (Metalico Niles), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (NIMCO) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the Asset Purchase Agreement). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. An amended complaint was filed January 8, 2007. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment. At December 31, 2006, the Company has included $500 in other non-current assets for deposits given to the seller which it anticipates to recover. No amounts have been recorded for any potential losses resulting from this litigation.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 18.	Discontinued Operations and Restatement of Previously Issued Financial Statements

On May 31, 2006, the Company sold substantially all of the lead smelting assets of its Gulf Coast Recycling, Inc, (GCR) subsidiary, in Tampa, Florida for $6.0 million and will no longer conduct lead smelting and refining operations. The Company determined that operation of a secondary lead smelter was not a core function of its lead fabrication segment but intends to maintain its position as a lead fabricator. The purchase price included an assumption of GCR liabilities identified in the asset purchase agreement but GCR has retained liability for certain specified preexisting environmental conditions. The Company recorded a $560 gain ($903 less $343 in income taxes) on the sale of GCR. As a condition of the transaction, a subsidiary of the Company, Mayco Industries, Inc., has entered into a long-term lead purchasing agreement with an affiliate of the buyer. For the years ended December 31, 2005 and 2004, the results of Metalico have been restated for the GCR divestiture as results of operations have been reclassified as discontinued operations.

The income (loss) from the GCR discontinued subsidiary for the years ended December 31, 2006, 2005 and 2004, consisted of the following:

	2006	2005	2004

Revenue	$5,837	$9,055	$10,609
Costs and expenses	7,903	10,035	10,427

Operating	(2,066)	(980)	182
Other (expense)	(4)	(6)	(12)

	$(2,070)	$(986)	$170

The assets and liabilities of the discontinued operations consisted of the following:

December 31,
2005

Accounts receivable	$2,351
Inventory	2,804
Prepaid expenses and other current assets	43
Property and equipment, net	4,401
Other assets	8

Total assets of discontinued operations	$9,607

Accounts payable	$598
Accrued payroll and related expenses	197
Current portion of long-term debt	18
Current environmental remediation costs	768
Long-term debt	33
Long-term environmental remediation costs	890

Total liabilities of discontinued operations	$2,504

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During 2003, the Company’s Board of Directors approved a plan for the shutdown of operations and closure of its secondary lead smelting and refining plant in College Grove, Tennessee (Metalico-College Grove, Inc.). The plant was substantially idle during the fourth quarter of 2003 except for certain clean-up activities in connection with its closure and attempts to ready the plant for sale, and the Company was actively marketing the plant for sale. Management recorded depreciation on property and equipment of the plant in 2003 through May 2003 when the decision was made to formally close the plant and recorded an impairment loss on property and equipment of approximately $2,316 in connection with management’s estimate of net realizable value of the remaining property and equipment of the plant. The Company had previously recorded impairment losses on Metalico-College Grove, Inc. goodwill and property and equipment in 1999 and 2000 of significant amounts based on production issues, net losses incurred, and other negative recurring factors applicable to such plant. Reference should be made to Note 9 for the equipment owned by Metalico-College Grove, Inc. reported as property actively marketed for sale in the accompanying December 31, 2006 and 2005 consolidated balance sheets.

The income (loss) from the Metalico-College Grove, Inc. discontinued subsidiary for the years ended December 31, 2006, 2005 and 2004, consisted of the following:

	2006	2005	2004

Revenue	$—	$—	$—
Costs and expenses	896	1,200	488

Operating	(896)	(1,200)	(488)
Other income	—	—	3

	$(896)	$(1,200)	$(485)

The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future, the plant remains idle. In addition to these environmental monitoring costs, (and reclassification of the GCR subsidiary discussed above), during the year ended December 31, 2006, certain assets held for sale and located on the site in College Grove have been removed from the plant and have been scrapped. The year ended December 31, 2006, also includes a charge of $516 ($823 net of income tax credit of $317), for these assets previously held for sale which have been scrapped. The Company had recorded a full impairment of the plant during 2000. The Company has capitalized $211 of costs during the year ended December 31, 2006, , relating to preparing the plant for sale. Although no specific buyer has been secured, the Company expects to sell the plant for in excess of the carrying value.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 19.	Segment Reporting

The Company had two operating segments for the years ended December 31, 2006, 2005 and 2004. Reference should be made to Note 18 regarding discontinued operations. The segments are distinguishable by the nature of their operations and the types of products sold. The accounting policies of the operating segments are generally the same as described in Note 1. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Listed below is financial data as of or for the years ended December 31, 2006, 2005 and 2004, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated

2006
Revenues from external customers	$129,038	$78,617	$—	$207,655
Operating profit (loss)	15,488	9,598	(5,303)	19,783
Depreciation and amortization expense	2,725	1,205	80	4,010
Interest expense	319	11	1,867	2,197
Total assets	63,030	41,631	13,746	118,407
Capital expenditures on other property and equipment	8,759	662	470	9,891
2005
Revenues from external customers	$87,995	$67,242	$—	$155,237
Operating profit (loss)	9,221	8,546	(4,049)	13,718
Depreciation and amortization expense	2,268	1,449	160	3,877
Interest expense	236	2	2,289	2,527
Total assets	52,790	45,945	2,702	101,437
Capital expenditures on property and equipment acquired in business acquisitions	559	3,183	—	3,742
Capital expenditures on other property and equipment	2,550	1,071	7	3,628
Capital expenditures on goodwill	1,467	70	—	1,537
2004
Revenues from external customers	$77,733	$27,021	$—	$104,754
Operating profit (loss)	11,975	2,501	(3,593)	10,883
Depreciation and amortization expense	1,528	714	149	2,391
Interest expense	153	—	1,628	1,781
Equity in net income of joint venture investee	—	1,124	—	1,124
Total assets	49,895	41,430	1,638	92,963
Capital expenditures on property and equipment acquired in business acquisitions	2,664	3,734	—	6,398
Capital expenditures on other property and equipment	3,155	1,349	108	4,612
Capital expenditures on goodwill	5,824	5,205	—	11,029
Capital expenditures on other intangibles	2,146	1,577	56	3,779

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s revenue by product line or service for the years ended December 31, 2006, 2005 and 2004, consisted of the following:

	2006	2005	2004

Scrap Metal Recycling
Ferrous metals	$43,506	$35,027	$36,404
Non-ferrous metals	85,532	52,968	41,329

	129,038	87,995	77,733

Lead Fabrication	78,617	67,242	27,021

	$207,655	$155,237	$104,754

Note 20.	Statements of Cash Flows Information

The Company made (received) net cash payments for income and franchise taxes of approximately $5,332, $2,195 and $163 (net of refunds $529, $42 and $146) and for interest of approximately $2,255, $2,463 and $2,004 during the years ended December 31, 2006, 2005 and 2004, respectively.

The following describes the Company’s noncash investing and financing activities:

	2006	2005	2004

Net assets acquired in business acquisitions (see Note 2)	$—	$2,220	$20,484
Issuance of short and long-term debt for business acquisition	—	1,000	1,935
Issuance of redeemable common stock for business acquisition	—	—	1,000
Issuance of common stock on debt conversion	4,422	3,850	870
Issuance of common stock in exchange for warrants exercised	84	44	—
Debt payoff in exchange for proceeds from sale of equipment	—	199	—
Issuance of common stock on accounts payable conversion	—	—	62
Issuance of common stock for note receivable	—	—	10
Discount on debt issued	—	—	500
Termination of redemption option on redeemable common stock	932	—	—
Increase (decrease) in minimum pension liability adjustment	(285)	123	304

Note 21.	Fair Value of Financial Instruments

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Note 22.	Earnings Per Share

Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income from continuing operations available to common stockholders	$11,619	24,922,942	$0.46

Effect of Dilutive Securities
Common stock warrants	—	96,236
Options and rights	—	88,170
Convertible notes	164	909,214

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$11,783	26,016,562	$0.45

	Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income from continuing operations available to common stockholders	$6,933	24,133,406	$0.29

Effect of Dilutive Securities
Common stock warrants	—	89,675
Options and rights	—	94,007

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$6,933	24,317,088	$0.29

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$6,986
Less preferred stock dividends	(734)

Basic EPS
Income from continuing operations available to common stockholders	6,252	16,021,575	$0.39

Effect of Dilutive Securities
Common stock warrants	—	126,431
Options and rights	—	114,566
Convertible notes	—	505,012
Dividends payable	—	1,141,249
Convertible preferred stock	734	4,947,546

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$6,986	22,856,379	$0.31

Note 23.	Pending Adoption of Accounting Standards

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

In July 2006, the FASB issued FIN 48 “Accounting For Uncertainty In Income Taxes — an Interpretation of FASB Statement 109.” FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, we will adopt this new accounting standard effective January 1, 2007. We are currently reviewing the impact of FIN 48 on our financial statements but do not expect that the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” Statement No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective January 1, 2008. We are currently reviewing the impact of SFAS 158 on our financial statements and have not yet completed its evaluation of the impact, if any, of the provisions of Statement No. 159 on its financial statements.