Form 10-Q
period 2007-03-31
METALICO INC
filed 2007-04-24
CIK 1048685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Metalico, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-32453	52-2169780
(State or other jurisdiction of	(Commission file number)	(I.R.S. Employer Identification No.)
incorporation or organization)

186 North Avenue East
Cranford, NJ	07016	(908) 497-9610
(Address of Principal Executive Offices)	(Zip Code)	(Registrant’s Telephone Number)
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
Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Number of shares of Common stock, par value $.001, outstanding as of April 24, 2007: 15,238,899 (26,148,910 assuming the conversion of all of the Company’s outstanding preferred stock into common)

METALICO, INC.
Form 10-Q Quarterly Report
Table of Contents

PART I
Item 1.	Unaudited Condensed Consolidated Financial Statements	Page 2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Page 10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 15
Item 4.	Controls and Procedures	Page 16

PART II
Item 1.	Legal Proceedings	Page 16
Item 1A.	Risk Factors	Page 16
Item 6.	Exhibits	Page 16

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$813	$1,462
Trade receivables, net	21,594	19,530
Inventories	20,915	20,489
Prepaid expenses and other	2,264	1,771
Deferred income taxes	3,218	2,715

Total Current Assets	48,804	45,967

Cash restricted for investment	8,845	8,891

Property and Equipment, net	30,290	29,214

Goodwill	29,067	29,067

Other Intangibles and Other Assets, net	6,043	5,268

Total Assets	$123,049	$118,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$2,358	$1,897
Current maturities of other long-term debt	3,574	3,495
Accounts payable	9,719	11,156
Accrued expenses	4,284	4,117
Income taxes payable	3,373	1,407

Total Current Liabilities	23,308	22,072

Long-Term Liabilities
Long-term debt, less current maturities	14,515	13,110
Accrued and other	1,030	1,054
Deferred income taxes	2,405	3,732

Total Long-Term Liabilities	17,950	17,896

Total Liabilities	41,258	39,968

Minority interest	4,713	4,726

Stockholders’ Equity
Capital Stock
Preferred	32,861	34,064
Common	12	12
Additional paid-in capital	29,984	28,524
Retained earnings	14,488	11,380
Accumulated other comprehensive income (loss) — unrecognized pension costs	(267)	(267)

	77,078	73,713

Total Liabilities and Stockholders’ Equity	$123,049	$118,407

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)
	($ thousands, except share data)
Revenue	$51,752	$47,231

Costs and expenses
Operating expenses	41,762	38,337
Selling, general, and administrative expenses	3,699	3,033
Depreciation and amortization	1,097	951

	46,558	42,321

Operating income	5,194	4,910

Financial and other income (expense)
Interest expense	(404)	(596)
Other	108	18

	(296)	(578)

Income from continuing operations before income taxes and minority interest	4,898	4,332
Provision for federal and state income taxes	1,766	1,556

Income from continuing operations before minority interest	3,132	2,776
Minority interest	36	—

Income from continuing operations	3,168	2,776
Discontinued operations, net	(60)	46

Net income	$3,108	$2,822

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.12	$0.12
Discontinued operations, net	—	—

Net income	$0.12	$0.12

Diluted:
Income from continuing operations	$0.12	$0.11
Discontinued operations, net	—	—

Net income	$0.12	$0.11

Weighted Average Common Shares Outstanding:
Basic	26,131,752	24,483,383

Diluted	26,438,340	25,979,795

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$3,108	$2,822
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,101	1,111
Amortization of notes payable discounts	—	21
Deferred income taxes	(1,900)	(30)
Provision for doubtful accounts receivable	10	133
Net gain on sale and disposal of property and equipment	—	4
Minority interest in loss of consolidated subsidiary	(36)	—
Compensation expense on stock options and warrants issued	109	86
Change in assets and liabilities:
(Increase) decrease in:
Receivables	(2,074)	(2,172)
Inventories	(426)	(2,685)
Prepaid expenses and other	(565)	209
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	671	2,103

Net cash (used in) provided by operating activities	(2)	1,602

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	—	17
Purchase of property and equipment	(2,105)	(1,519)
(Increase) decrease in other assets	(4)	195
Cash restricted for investment	(725)	—

Net cash used in investing activities	(2,834)	(1,307)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	2,307	(899)
Proceeds from other borrowings	392	803
Principal payments on other borrowings	(754)	(1,410)
Proceeds from issuance of subsidiary stock	225	—
Proceeds from issuance of common stock on exercised warrants and options	17	—

Net cash (used in) provided by financing activities	2,187	(1,506)

Net (decrease) increase in cash and cash equivalents	(649)	(1,211)
Cash and cash equivalents:
Beginning	1,462	1,857

Ending	$813	$646

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
Business
     Metalico, Inc. and subsidiaries (the Company) operates in primarily two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals. The Company’s operating facilities as of March 31, 2007, included six scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, and an aluminum de-ox plant located in Syracuse, New York and five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois. The Company markets its products on a national basis.
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
     Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K as filed with the SEC.
Significant Accounting Policies
     Incomes Taxes: When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
     Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.
Note 2 — Inventories
          Inventories as of March 31, 2007 and December 31, 2006, were as follows:

	March 31,	December 31,
	2007	2006
Raw materials	$8,776	$8,495
Finished goods and work in progress	5,898	5,096
Ferrous scrap metal	1,613	1,722
Non-ferrous scrap metal	4,628	5,176

	$20,915	$20,489

Note 3 — Stock Options and Stock Based Compensation
The total stock-based compensation expense was $109 and $86 for the three months ended March 31, 2007 and 2006 respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. During the quarter ended March 31, 2007, there were no grants or modifications of equity based awards. During the quarter ended March 31, 2007, 6,738 options with a weighted average exercise price of $2.60 were exercised.
Note 4 — Capital Stock
     During the three months ended March 31, 2007, two holders of our preferred stock converted 507,213 preferred shares into 507,213 shares of our common stock.
Note 5 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations, by the weighted average common and preferred shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible notes. The following is a reconciliation of the numerators and denominators used in computing EPS:

	Three Months Ended March 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations	$3,168	26,131,752	$0.12

Effect of Dilutive Securities
Common stock warrants	—	137,088
Options and rights	—	169,500

Diluted EPS
Income from continuing operations plus assumed conversions	$3,168	26,438,340	$0.12

	Three Months Ended March 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations	$2,776	24,483,383	$0.12

Effect of Dilutive Securities
Common stock warrants	—	93,568
Options and rights	—	42,113
Convertible notes	61	1,360,731

Diluted EPS
Income from continuing operations plus assumed conversions	$2,837	25,979,795	$0.11

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
     In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (TDEC) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of March 31, 2007 and December 31, 2006, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $591 and $610, respectively. Of the $591 accrued as of March 31, 2007, approximately $52 is reported as a current liability and the remaining $539 is estimated to be incurred and paid as follows: $43 from 2008 through 2009 and $496 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company maintains an escrow fund to accumulate money necessary to pay for estimated future post-closure maintenance costs for the two closed landfills at its former plant at College Grove, Tennessee. These funds of approximately $183 and $203 as of March 31, 2007 and December 31, 2006, respectively, are included as a component of other long-term assets in the accompanying balance sheets. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.
     In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (GCR) received an information request and notice of potential liability from the EPA (the Request and Notice) regarding contamination at a site in Seffner, Florida (the Jernigan Site) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the Northern Settlement Agreement) and EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the Southern Settlement Agreement) providing in each case for the remediation of the affected property. The consulting firm retained by GCR to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $1,664. GCR’s liability for remediation costs will be reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $250. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.
     GCR is a party to four other consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.
     Pursuant to the sale of substantially all of the assets of GCR in May of 2006, the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying March 31, 2007 and December 31, 2006, balance sheets include approximately $1,770 and $1,686, respectively, applicable to GCR’s various outstanding remediation issues. Of the $1,770 accrued as of March 31, 2007, $1,511 is reported as a current liability and consists primarily of the estimated clean-up of the Jernigan Site discussed above. The remaining $260 is reported in long term liabilities and represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.
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
Other Matters
     On July 12, 2006, Metalico Niles, Inc. (Metalico Niles), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (NIMCO) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the Asset Purchase Agreement). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. In September 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking monetary damages for the unconsummated transaction and specific performance (i.e., the closing of the transaction). An amended complaint was filed January 8, 2007. A second amended complaint, specifying the damages requested in the original complaint in the amount of the previously disclosed purchase price ($43,500), was filed in April 2007. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment. At March 31, 2007, the Company included $500 in other non-current assets for deposits given to the seller which it anticipates to recover. No amounts have been recorded for any potential losses resulting from this litigation.
     The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.
Note 7 — Segment Reporting
     The Company had two operating segments for the three months ended March 31, 2007 and 2006. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and AgriFuel, Co. Listed below is financial data as of or for the three months ended March 31, 2007 and 2006, for these segments:

	Scrap Metal	Lead	Corporate
	Recycling	Fabrication	and Other	Consolidated
	March 31, 2007
Revenues from external customers	$33,137	$18,615	$—	$51,752
Operating income (loss)	4,015	2,646	(1,467)	5,194
Total assets	63,260	44,780	15,009	123,049

	March 31, 2006
Revenues from external customers	$27,488	$19,743	$—	$47,231
Operating income (loss)	3,918	1,995	(1,003)	4,910
Total assets	55,131	39,017	10,860	105,008
Note 8 — Income Taxes
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003.

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity.
Note 9 — Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the lead smelting assets of its GCR subsidiary, in Tampa, Florida for $6.0 million and will no longer conduct lead smelting and refining operations. For the three months ended March 31, 2006, the results of Metalico have been adjusted for the Gulf Coast Recycling divestiture where their results of operations have been reclassified in discontinued operations. The Company has reclassified the operating income of Gulf Coast of $79 ($128 net of $49 in income taxes).
     Revenues from discontinued operations are as follows:

	Three months ended
	March 31,
	2007	2006
Revenues	—	3,477
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future, the plant remains idle.
Note 10 — Subsequent Events
     In April 2007, two holders of our preferred stock converted 2,954,963 preferred shares into 2,954,963 shares of our common stock.

     This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metalico, Inc. (herein, “Metalico,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2006, as the same may be amended from time to time.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”).
General
     We operate primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”) and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals (“Lead Fabrication and Recycling”). The Scrap Metal Recycling segment includes six scrap metal recycling yards located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, and an aluminum de-ox plant located in Syracuse, New York.
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
Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $569,000 and $561,000 at March 31, 2007 and December 31, 2006, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication and Recycling segment:

	Revenues
	March 31, 2007			March 31, 2006
	($, pounds and tons in thousands)
		Net			Net
	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	46.3	$11,657	22.5	48.3	$11,420	24.2
Non-ferrous metals (lbs.)	16,148	21,480	41.5	17,826	16,068	34.0

Total Scrap Metal Recycling		33,137	64.0		27,488	58.2

Lead Fabrication (lbs.)	15,123	18,615	36.0	20,884	19,743	41.8

Total Revenue		$51,752	100.0		$47,231	100.0

     The following table sets forth information regarding average Metalico selling prices for the past five quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average
	Ferrous	Non-Ferrous	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb.
March 31, 2007	$252	$1.33	$1.23
December 31, 2006	$190	$1.25	$1.15
September 30, 2006	$209	$1.26	$0.92
June 30, 2006	$240	$1.17	$0.96
March 31, 2006	$236	$0.90	$0.95
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Consolidated net sales increased by $4.6 million, or 9.7%, to $51.8 million for the three months ended March 31, 2007 compared to consolidated net sales of $47.2 million for the three months ended March 31, 2006. The Company reported increases in average metal selling prices in all segments of the business representing $12.0 million. The higher average selling prices were offset by a $7.4 million decrease attributable to lower selling volume.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $237,000, or 2.1%, to $11.7 million for the three months ended March 31, 2007, compared to $11.4 million for the three months ended March 31, 2006. The increase was primarily attributable to higher average selling prices amounting to $727,000. This was offset by a 2,000 ton decrease in volume sold or 4.1%, totaling $490,000. The average selling price for ferrous products was approximately $252 per ton for the three months ended March 31, 2007 compared to $236 per ton for the three months ended March 31, 2006.
Non-Ferrous Sales
     Non-ferrous sales increased by $5.4 million, or 33.5%, to $21.5 million for the three months ended March 31, 2007, compared to $16.1 million for the three months ended March 31, 2006. The increase was due to higher average selling prices offset by lower sales volumes. The average selling price for non-ferrous products was approximately $1.33 per pound for the three months ended March 31, 2007 compared to $0.90 per pound for the three months ended March 31, 2006, an increase of approximately 47.8%. The increase in selling prices accounted for $6.9 million of the total increase in non-ferrous sales. Sales volume decreased approximately 1.7 million pounds, or 9.6%, totaling $1.5 million in sales of non-ferrous products.
Lead Fabrication
     Lead Fabrication sales decreased by $1.1 million, or 5.6%, to $18.6 million for the three months ended March 31, 2007 compared to $19.7 million for the three months ended March 31, 2006. The decrease in sales was primarily due to lower volume sold totaling 5.8 million pounds or 27.8% and amounting to $5.4 million. Lower sales volume was offset by a $4.3 million increase in selling prices. The average selling price of our lead fabricated products was approximately $1.23 per pound for the three months ended March 31, 2007, compared to $0.95 per pound for the three months ended March 31, 2006, an increase of approximately 29.5%
Operating Expenses
     Operating expenses increased by $3.5 million, or 9.1%, to $41.8 million for the three months ended March 31, 2007 compared to $38.3 million for the three months ended March 31, 2006. The increase in dollars was due a $4.5 million increase in the cost of purchased metals partially offset by a $1.0 million decrease in other operating expenses which include decreases in the following costs: wages and benefits of $256,000, freight charges of $178,000, energy costs of $137,000 and vehicle maintenance of $138,000.

Selling, General, and Administrative
     Selling, general, and administrative expenses increased $666,000 to $3.7 million, or 7.1% of sales, for three months ended March 31, 2007, compared to $3.0 million, or 6.4% of sales, for three months ended March 31, 2006. The increases include $344,000 for wages and benefits and the addition of AgriFuel Co. in consolidation which has added $139,000 to selling, general, and administrative expenses.
Depreciation and Amortization
     Depreciation and amortization expenses increased to $1.1 million, or 2.1% of sales, for the three months ended March 31, 2007 compared to $1.0 million or 2.1% of sales for the three months ended March 31, 2006. The increase in depreciation expense is primarily attributable to $9.9 in additions to depreciable assets purchased in 2006.
Operating Income
     Operating income for three months ended March 31, 2007 increased by $284,000 or 5.4% to $5.2 million for three months ended March 31, 2007 from to $4.9 million for the three months ended March 31, 2006 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $404,000 or 0.8% of sales for the three months ended March 31, 2007 compared to $596,000 or 1.3% of sales for the three months ended March 31, 2006. The reduction in interest expense was due to lower outstanding debt balances in the current period.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 9.52% on an average outstanding daily balance of $12.0 million for the three month period ending March 31, 2007 as compared to 8.15% on an average outstanding daily debt balance of $17.2 for the three month period ending March 31, 2006.
Income Taxes
     For the three months ended March 31, 2007, the Company recognized income tax expense of $1.8 million, resulting in an effective income tax rate of approximately 36%. For the three months ended March 31, 2006, the Company recognized income tax expense of $1.6 million resulting in an effective income tax rate of approximately 36%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of Gulf Coast Recycling, Inc., a secondary lead smelting operation based in Tampa, Florida. For the period ending March 31, 2006, the operating income of Gulf Coast Recycling have been reclassified to discontinued operations. The three months ended March 31, 2007 include environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the three months ended March 31, 2007, our operating activities were essentially cash neutral compared to net cash generated of $1.6 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, operating cash was produced by net income of $3.1 million, non-cash items of depreciation and amortization of $1.1 million and other non-cash items of $83,000 offset by a change in deferred tax assets of $1.9 million and a $2.4 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $2.1 million due to higher sales; an increase in prepaid items of $565,000; a $426,000 increase in inventory balances offset by a decrease in accounts payable, accrued expenses and income taxes payable of $671,000. For the three months ended March 31, 2006, operating cash was produced by net income of $2.8 million, non-cash items of depreciation and amortization of $1.1 million and other non-cash items of $214,000 partially offset by a $2.5 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $2.2 million due to higher sales and an increase in inventory balances of $2.7 million. These items were partially offset by an increase in accounts payable, accrued expenses and income taxes payable of $2.1 million and prepaid items of $209,000.
     We used $2.8 million in net cash for investing activities for the three months ended March 31, 2007 compared to using net cash of $1.3 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we purchased $2.1 million in equipment and capital improvements and restricted an additional $725,000 for investments in biofuels through our majority owned AgriFuel Co. subsidiary. During the three months ended March 31, 2006, we purchased $1.5 million in equipment and capital improvements offset by changes in other assets of $195,000 and proceeds from the sale of property and equipment of $17,000.
     During the three months ended March 31, 2007, we generated $2.2 million of net cash from financing activities compared to $1.5 million of net cash used during the three months ended March 31, 2006. For the three months ended March 31, 2007 total borrowings amounted to $2.7 million and were offset by debt repayments of $754,000. We also received $225,000 from the sale of stock of our majority owned subsidiary, AgriFuel Co. For the three months ended March 31, 2006 total debt repayments totaled $2.3 million offset by new borrowings of $803,000 primarily for the purchase of equipment and capital improvements.
Future Capital Requirements
     We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by borrowings available under the loan agreement with our primary lender and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. However, we may need additional funds to meet our long-term strategic objectives, including completing potential acquisitions. The options available to fund potential acquisitions include seller notes, notes convertible to equity and both private and public equity financings. We have no commitments for any future funding and there can be no assurance that we will be able to obtain additional funding in the future through debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing, if available, may be dilutive to stockholders, and debt financing may involve significant restrictive covenants.
AgriFuel Investment
     On December 8, 2006, we completed the first phase of our acquisition of a controlling interest in AgriFuel Co. (“AgriFuel”), a privately held corporation organized to produce and market biofuels. By agreement with AgriFuel and its other charter stockholders, we retained the right to buy additional shares as necessary to assume a majority stake in AgriFuel’s equity and on March 30, 2007, we exercised that right by purchasing an additional 40,000 shares for $500,000. At March 31, 2007, we owned 50.6% of the outstanding stock of AgriFuel. The remaining shares of AgriFuel stock are owned by several independent investors.
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
AgriFuel Co., Repurchase Obligation
     Under the terms of the AgriFuel amended and restated subscription agreement and stockholder agreement dated November 30, 2006, unless a public trading event has occurred on or before November 30, 2007, certain purchasers of AgriFuel common stock shall have the right to require Metalico to purchase all or a portion of the securities of such purchaser. A public trading event means the filing of an appropriate application and required supporting materials with any national securities exchange or listing service providing a platform for public trading in AgriFuel’s common stock, expressly including without limitation the American Stock Exchange, the NASDAQ market, the OTC Bulletin Board, the Pink Sheets trading system, or any similar trading provider. Each qualified purchaser of AgriFuel stock shall have the right as of December 1, 2007, upon thirty (30) days written notice, to require the Company to repurchase such investor’s investment for consideration equal to, at the option of such purchaser, either (a) cash in an amount equal to twice the portion of such purchaser’s capital contribution allocable to the securities, or (b) common stock of Metalico, at a per-share price equal to the closing price for Metalico common stock on the American Stock Exchange on the date such purchaser’s capital contribution was made. A qualified purchaser may in its discretion allocate any such sale of all or a portion of its securities between the two options. The right to give such notice requiring a repurchase expires on December 31, 2007. As of March 31, 2007, the total investment in AgriFuel by qualified purchasers subject to the repurchase obligation was $6,331.
     At March 31, 2007, the Company has not recorded any derivative liability with respect to this obligation due to the broad description and low burden necessary to comply with the public trading requirement described in the subscription agreement.
Capital Expenditure Commitment
     In August 2006, Mayco Industries, Inc., our lead fabricating subsidiary in Birmingham, Alabama, contracted for the construction of a rolling mill for use in its Birmingham production facility. Total anticipated cost to complete is $6.5 million. The mill is expected to be complete and operational in 2008. The Company has incurred approximately $1.0 million to date. The mill will modernize the Company’s lead rolling process, resulting in increased production capacity and reduced labor costs.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments.
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2007, variable rate borrowings mainly consisted of outstanding borrowings of $13.8 million under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Assuming our average variable borrowings during a fiscal year were to equal the outstanding borrowings under our senior secured credit facility as of March 31, 2007, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $138,000 per year, with a corresponding change in cash flows.
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
Foreign currency risk
     International sales account for an immaterial amount of our consolidated net sales and all of our international sales are denominated in U.S. dollars. We also purchase a small percentage of our raw materials from international vendors and these purchases are also denominated in U.S. dollars. Consequently, we do not enter into any foreign currency swaps to mitigate our exposure to fluctuations in the currency rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of March 31, 2007 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(b) Changes in internal controls over financial reporting.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ending March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our results of operations or financial condition. A description of matters in which we are currently involved is set forth at Item 3 of our Annual Report on Form 10-K for 2006.
     On July 12, 2006, Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (“NIMCO”) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. In September 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking monetary damages for the unconsummated transaction and specific performance (i.e., the closing of the transaction). An amended complaint was filed January 8, 2007. A second amended complaint, specifying the damages requested in the original complaint in the amount of the previously disclosed purchase price ($43,500,000), was filed in April 2007. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment.
Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
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

METALICO, INC.
(Registrant)

Date: April 24, 2007	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: April 24, 2007	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief
Financial Officer (Principal Financial Officer and Principal Accounting Officer)