Form 10-Q
period 2007-06-30
METALICO INC
filed 2007-08-06
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Metalico, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-32453	52-2169780
( State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

186 North Avenue East Cranford, NJ	07016	(908) 497-9610
(Address of Principal Executive Offices)	(Zip Code)	(Registrant’s Telephone Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐   NO ☑
Number of shares of Common stock, par value $.001, outstanding as of August 3, 2007: 31,622,122

METALICO, INC.
Form 10-Q Quarterly Report
Table of Contents

PART I
Item 1.	Unaudited Condensed Consolidated Financial Statements	Page 2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Page 14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 21
Item 4.	Controls and Procedures	Page 21

PART II
Item 1.	Legal Proceedings	Page 22
Item 1A.	Risk Factors	Page 22
Item 4	Submission of Matters to a Vote of Security Holders	Page 22
Item 6.	Exhibits	Page 23
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$8,887	$1,462
Trade receivables, net	32,511	19,530
Inventories	27,040	20,489
Prepaid expenses and other	2,902	1,771
Deferred income taxes	3,218	2,715

Total Current Assets	74,558	45,967

Cash restricted for investment	4,905	8,891

Property and Equipment, net	33,969	29,214

Goodwill	36,551	29,067

Other Intangibles and Other Assets, net	10,342	5,268

Total Assets	$160,325	$118,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$198	$1,897
Current maturities of long-term debt	5,182	3,495
Accounts payable	12,695	11,156
Accrued expenses	5,270	4,117
Income taxes payable	699	1,407

Total Current Liabilities	24,044	22,072

Long-Term Liabilities
Long-term debt, less current maturities	11,491	13,110
Accrued and other	1,017	1,054
Deferred income taxes	3,500	3,732

Total Long-Term Liabilities	16,008	17,896

Total Liabilities	40,052	39,968

Minority interest	4,617	4,726

Stockholders’ Equity
Capital Stock
Preferred	—	34,064
Common	31	12
Additional paid-in capital	97,658	28,524
Retained earnings	18,234	11,380
Accumulated other comprehensive income (loss) — unrecognized pension costs	(267)	(267)

	115,656	73,713

Total Liabilities and Stockholders’ Equity	$160,325	$118,407

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2007 and 2006

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)
	($ thousands, except per share data)
Revenue	$66,765	$57,308	$118,517	$104,539

Costs and expenses
Operating expenses	54,957	46,126	96,719	84,463
Selling, general, and administrative expenses	4,202	3,511	7,901	6,544
Depreciation and amortization	1,179	988	2,276	1,939

	60,338	50,625	106,896	92,946

Operating income	6,427	6,683	11,621	11,593

Financial and other income (expense)
Interest expense	(685)	(660)	(1,089)	(1,256)
Gain (loss) on sale of property and equipment	(206)	(2)	(206)	(6)
Other	187	(60)	295	(38)

	(704)	(722)	(1,000)	(1,300)

Income from continuing operations before income taxes and minority interest	5,723	5,961	10,621	10,293
Provision for federal and state income taxes	2,135	2,344	3,901	3,900

Income from continuing operations before minority interest	3,588	3,617	6,720	6,393
Minority interest	96	—	132	—

Income from continuing operations	3,684	3,617	6,852	6,393

Discontinued operations, net of income taxes
Income (loss) from discontinued operations	62	(1,055)	2	(1,009)
Gain on sale of discontinued operations	—	560	—	560

	62	(495)	2	(449)

Net income	$3,746	$3,122	$6,854	$5,944

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.14	$0.15	$0.26	$0.26
Discontinued operations, net	—	(0.02)	—	(0.02)

Net income	$0.14	$0.13	$0.26	$0.24

Diluted:
Income from continuing operations	$0.14	$0.14	$0.26	$0.25
Discontinued operations, net	—	(0.02)	—	(0.02)

Net income	$0.14	$0.12	$0.26	$0.23

Weighted Average Common Shares Outstanding:
Basic	26,491,063	24,700,103	26,312,400	24,592,342

Diluted	26,896,334	26,032,726	26,764,339	26,002,752

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006

	2007	2006
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$6,854	$5,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,284	2,219
Amortization of notes payable discounts	—	34
Deferred income taxes	(806)	1,527
Provision for doubtful accounts receivable	18	140
(Gain) loss on sale of property and equipment	206	6
Minority interest in loss of consolidated subsidiary	(132)	—
(Gain) on sale of discontinued operations	—	(903)
Compensation expense on stock options issued	217	174
Impairment loss	—	823
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(9,181)	(5,580)
Inventories	(1,705)	(4,837)
Prepaid expenses and other	(1,189)	(544)
Increase (decrease) in:

Accounts payable, accrued expenses, and income taxes payable	(1,594)	2,672

Net cash (used in) provided by operating activities	(5,028)	1,675

Cash Flows from Investing Activities
Proceeds from sale of discontinued operations	—	5,968
Proceeds from sale of property and equipment	19	19
Purchase of property and equipment	(5,711)	(4,973)
Change in cash restricted for investment	3,986	—
Investment in unconsolidated subsidiary	(3,600)	—
Increase in other assets	(1,180)	(241)
Cash paid for business acquisitions, less cash acquired	(10,616)	—

Net cash provided by (used in) in investing activities	(17,102)	773

Cash Flows from Financing Activities
Sale of common stock	34,214	—
Proceeds from issuance of subsidiary stock	225	—
Net borrowings (payments) under revolving lines-of-credit	(8,492)	(1,705)
Proceeds from other borrowings	5,856	2,893
Principal payments on other borrowings	(2,774)	(3,750)
Excess tax benefit from stock-based compensation	57	—

Proceeds from issuance of common stock on exercised warrants and options	469	—

Net cash provided by (used in) financing activities	29,555	(2,562)

Net (decrease) increase in cash and cash equivalents	7,425	(114)
Cash and cash equivalents:
Beginning	1,462	1,857

Ending	$8,887	$1,743

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
   Business
     Metalico, Inc. and subsidiaries (the “Company”) operates in primarily two distinct business segments: (i) ferrous and non-ferrous scrap metal recycling and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals. The Company’s operating facilities as of June 30, 2007, included eight scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, and Quarryville, Pennsylvania and an aluminum de-ox plant located in Syracuse, New York, and five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois. The Company markets its products on a national basis.
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
   Significant Accounting Policies
     Incomes Taxes When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
     Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.
Note 2 — Business Acquisitions
     On May 31, 2007, we acquired 100% of the outstanding capital stock of Tranzact, Inc. (“Tranzact”), a recycler of molybdenum, tantalum and tungsten scrap metals located in Quarryville, Pennsylvania. This acquisition represents a strategic expansion into these specialized metals markets. The results of operations acquired have been included in the accompanying condensed consolidated financial statements since that date. The aggregate purchase price was approximately $10,162 including cash in the amount of $9,538 and a note payable to the seller of $624. The cash portion of the acquisition was financed by debt from borrowings under the Company’s loan agreement with its primary lender. The Company has recorded a preliminary purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The allocation of the purchase price is subject to adjustment based upon the completion of a third party appraisal. Such allocation is as follows:

Assets
Cash	$362
Accounts receivable	3,818
Inventory	4,846
Property and equipment	70
Other assets	7
Covenant not-to-compete	250
Goodwill	6,229
Liabilities Assumed
Debt	(2,079)
Accounts payable and accrued expenses	(3,341)

Net assets acquired	$10,162

     The $6,229 of goodwill, not deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired.
     The pro forma financial information presented below gives effect to the acquisition of Tranzact as if it occurred as of the beginning of fiscal 2006. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Tranzact had taken place at the beginning of each of the periods presented.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30 2006	June 30 2007	June 30, 2006
Revenues	$71,871	$63,647	$130,928	$117,450
Net Income	$4,087	$3,889	$7,636	$7,506
Earnings Per Share
Basic	$0.15	$0.16	$0.29	$0.31
Diluted	$0.15	$0.15	$0.29	$0.29
     On April 30, 2007, through our wholly owned subsidiary Metalico Transfer, Inc., we acquired substantially all of the assets of Compass Environmental Haulers, Inc. (“Compass”), a construction and demolition debris transfer station in Rochester, New York. The acquisition expanded our scrap recycling hauling operations and entered the Company into the construction and demolition transfer business. Another wholly owned subsidiary, Metalico Transfer Realty, Inc., acquired the real property used in Compass’ operations from an affiliate of Compass. The results of operations acquired have been included in the accompanying condensed consolidated financial statements since that date. The aggregate purchase price (including the cost of the real property) was approximately $2,715 including cash in the amount of $1,640, notes payable of $955 and a non-compete agreement of $120. The cash portion of the acquisition was financed by debt from borrowings under the Company’s loan agreement with its primary lender. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

Assets
Property and equipment	1,335
Other assets	5
Covenant not-to-compete	120
Goodwill	1,255

Net assets acquired	$2,715

     The $1,255 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired.
     Pro forma results are not presented as they are not material to the Company’s overall unaudited condensed consolidated financial statements.

Note 3 — Inventories
     Inventories as of June 30, 2007 and December 31, 2006, were as follows:

	June 30,	December 31,
	2007	2006
Raw materials	$5,027	$4,793
Finished goods	6,156	5,005
Work in progress	5,755	3,793
Ferrous scrap metal	3,321	1,722
Non-ferrous scrap metal	6,781	5,176

	$27,040	$20,489

Note 4 — Stock Options and Stock Based Compensation
     The total stock-based compensation expense was $108 and $88 for the three months ended June 30, 2007 and 2006 respectively and $217 and $174 for the six months ended June 30, 2007 and 2006 respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. During the three and six months ended June 30, 2007, the Company granted to a director 15,000 options to purchase the Company’s common stock at $6.53 per share. The options granted had a fair value of $3.43 per option. During the six months ended June 30, 2007, a total of 99,868 options with a weighted average exercise price of $2.37 were exercised with a total intrinsic value of $413.
Note 5 — Short and Long-Term Debt
     On May 31, 2007, we amended our loan agreement with our primary lender, Wells Fargo Foothill (“Foothill”) to provide for an increase in the maximum amount available under the agreement to $40,000, including $32,000 under the revolving credit facility. The amendment also increased the advance rate for inventory under the loan agreement’s borrowing base formula to (a) 70% from May 31, 2007 through and including August 29, 2007; (b) 65% from August 30, 2007 through and including November 27, 2007; and (c) 60% at all times thereafter. The amendment also provides for additional draws of previously repaid amounts under the loan agreement’s term loan facilities and consented to our acquisition of Tranzact Corporation. Reference should be made to Note 13 describing modification to the loan agreement with Foothill and additional financing agreement with another lender entered into subsequent to June 30, 2007.
Note 6 — Capital Stock
     During the period from January 1 through May 13, 2007, five holders of our preferred stock converted 5,358,691 preferred shares into 5,358,691 shares of our common stock. On May 14, 2007, all remaining preferred stock, a total of 9,013,496 shares, was converted to common stock at a ratio of one to one. As of June 30, 2007, no preferred stock was outstanding.
     On June 27 2007, the Company issued 5,245,999 common shares at $7.00 per share to institutional investors in a private placement. Total gross proceeds from the offering amounted to $36,722. Stock issuance costs of $2,508 were incurred in connection with the offering. As of June 30, 2007, the shares of common stock issued in the private placement have not been registered for resale with the United States Securities and Exchange Commission (“SEC”).
     In connection with the private placement, we entered into a Registration Rights Agreement, under which we agreed to file a Registration Statement with the SEC for the resale of the shares of common stock sold in the private placement on or prior to the 30th calendar day following the closing date, which has occurred. Pursuant to the Registration Rights Agreement, we have agreed to use our commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC as soon as practicable but in no event later than the earlier of (i) the 90th calendar day following the closing date (provided, that, if the SEC reviews and has written comments to the Registration Statement, then the 120th calendar day following the closing date), and (ii) the fifth trading day following the date on which we are notified by the SEC that the Registration Statement will not be reviewed or is no longer subject to further review and comments. We have also agreed to use our commercially reasonable efforts to keep the Registration Statement continuously effective under the Securities Act of 1933, as amended, until the earlier of (i) such time as all of the shares covered by the Registration Statement have been publicly sold, or (ii) the date that all of the shares covered by the Registration Statement may be sold by non-affiliates without volume restrictions pursuant to Rule 144(k) promulgated by the SEC pursuant to the Securities Act. Failure to file the Registration Statement in a timely manner would have resulted in payment by us to the investors who purchased our stock in the private placement of liquidated damages equal to 1.0% of their purchase price per month, prorated for any period of less than one month and subject to a cap of 10.0% of the purchase price paid by each purchaser. Such penalties are also payable in the event that the Registration Statement has not been declared effective within certain time periods or if sales cannot be made pursuant to the Registration Statement following its effectiveness, each as described in the Registration Rights Agreement. As of June 30, 2007, the Company believes it is remote that any liability will result from this agreement and no liability has been recorded.
     During the second quarter of 2007 122,309 warrants converted into 76,366 common shares.
Note 7 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations, by the weighted average common and assumed converted preferred shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible notes. The following is a reconciliation of the numerators and denominators used in computing EPS:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	$3,684	26,491,063	$0.14	$3,617	24,700,103	$0.15

Effect of Dilutive Securities
Common stock warrants	—	166,552		—	96,096
Options and rights	—	238,719		—	92,516
Convertible notes	—	—		48	1,144,011

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$3,684	26,896,334	$0.14	$3,665	26,032,726	$0.14

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	$6,852	26,312,400	$0.26	6,393	24,592,342	$0.26

Effect of Dilutive Securities
Common stock warrants	—	180,286		—	94,203
Options and rights	—	271,653		—	64,435
Convertible notes	—	—		109	1,251,772

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$6,852	26,764,339	$0.26	$6,502	26,002,752	$0.25

Note 8 — Commitments and Contingencies
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
     In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (TDEC) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of June 30, 2007 and December 31, 2006, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $572 and $610, respectively. Of the $572 accrued as of June 30, 2007, approximately $33 is reported as a current liability and the remaining $539 is estimated to be incurred and paid as follows: $43 from 2008 through 2009 and $496 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company maintains an escrow fund to accumulate money necessary to pay for estimated future post-closure maintenance costs for the two closed landfills at its former plant at College Grove, Tennessee. These funds of approximately $183 and $203 as of June 30, 2007 and December 31, 2006, respectively, are included as a component of other long-term assets in the accompanying balance sheets. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort. We are not aware of and do not anticipate any additional losses associated with GSR or MCG.
     In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (GCR) received an information request and notice of potential liability from the EPA (the Request and Notice) regarding contamination at a site in Seffner, Florida (the Jernigan Site) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the Northern Settlement Agreement) and EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the Southern Settlement Agreement) providing in each case for the remediation of the affected property. The consulting firm retained by GCR to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $1,664. GCR’s liability for remediation costs will be reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. Work on the Jernagin Site has commenced and was on schedule as of June 30, 2007. The Company estimates future maintenance and response costs for the Jernigan Site at $250. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.
     GCR is a party to four other consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.
     Pursuant to the sale of substantially all of the assets of GCR in May of 2006, the Company transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying June 30, 2007 and December 31, 2006, balance sheets include approximately $1,770 and $1,686, respectively, applicable to GCR’s various outstanding remediation issues. Of the $1,770 accrued as of June 30, 2007, $1,510 is reported as a current liability and consists primarily of the estimated clean-up of the Jernigan Site discussed above. The remaining $260 is reported in long term liabilities and represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant. We are not aware of and do not anticipate any additional losses associated with GCR.
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
Other Matters
     On December 8, 2006, the Company completed the first phase of its acquisition of a controlling interest in Beacon Energy Corp., a Delaware corporation formerly known as AgriFuel Co. (“Beacon”), pursuant to an Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 (the “Stockholder Agreement”) setting forth the terms and conditions under which the investors named in the Stockholder Agreement (the “Purchasers”) purchased stock in Beacon. The Company currently owns approximately 50.6% of Beacon’s outstanding common stock. Under the terms of the Stockholder Agreement, the Purchasers were granted a right to sell their respective holdings in Beacon to the Company on the following terms:
     Unless a “Public Trading Event” (as hereinafter defined) has occurred on or before November 30, 2007, each Purchaser shall have the right as of December 1, 2007, upon thirty (30) days written notice (a “Sale Notice”) to Metalico, to require Metalico to purchase all or a portion of the securities of such Purchaser acquired pursuant to the Stockholder Agreement for consideration equal to, at the option of such Purchaser, either:
     (a) cash in an amount equal to twice the portion of such Purchaser’s capital contribution allocable to the securities subject to such sale, or
     (b) common stock of Metalico, at a per-share price equal to the closing price for Metalico’s common stock on the American Stock Exchange on the date such Purchaser’s capital contribution was made, for the portion of such Purchaser’s capital contribution allocable to the securities subject to such sale.
A Purchaser may in its discretion allocate any such sale of all or a portion of its securities between the two options described in subparagraphs (a) and (b) above. Each Purchaser’s right to deliver a Sale Notice and to compel a sale terminates as of the close of business on December 31, 2007.
     Under the Stockholder Agreement, a “Public Trading Event” means the filing of an appropriate application and required supporting materials with any national securities exchange or listing service providing a platform for public trading in Beacon’s common stock, expressly including without limitation the American Stock Exchange, the NASDAQ stock market, the OTC Bulletin Board, the Pink Sheets trading system, or any similar trading provider (each a “Trading Platform”), an occurrence which the Company considers highly likely to occur within the stated time frame. The Company’s total potential obligation in respect of a potential Beacon repurchase as of December 31, 2006 was $12,212,500 in cash or 1,293,709 shares of the Company’s common stock and as of March 31, 2007 was $12,662,500 in cash or 1,338,793 shares of the Company’s common stock. The respective amounts were fixed as of the dates that Purchasers made their capital contributions to Beacon and will not vary according to the date or dates of any Sale Notice. The increase as of March 31, 2007 over December 31, 2006 reflects the addition of capital contributions funded in January 2007. The number of shares of the Company’s common stock available for issuance to satisfy the Company’s obligations, if required, has at all times been adequate to settle such obligations. Beacon has agreed to use its best efforts to cause a Public Trading Event to occur on or before November 30, 2007. The Company has agreed to use its best efforts to seek the authorization of its Board of Directors, to the extent necessary, to cause or permit any actions by Beacon necessary or appropriate to achieve a Public Trading Event and the effectiveness of any listing, provided that nothing in the governing provisions of the Stockholder Agreement shall be deemed to obligate the Company to perform any act in violation of applicable law or regulation.
     On July 12, 2006, Metalico Niles, Inc. (Metalico Niles), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (NIMCO) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the Asset Purchase Agreement). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. In September 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and unspecified seeking monetary damages for the unconsummated transaction and specific performance (i.e., the closing of the transaction). An amended complaint was filed January 8, 2007. A second amended complaint, specifying the damages requested in the original complaint in the amount of the previously disclosed purchase price ($43,500), was filed in April 2007. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment. At June 30, 2007, the Company included $500 in other non-current assets for deposits given to the seller which it anticipates to recover. No amounts have been recorded for any potential losses resulting from this litigation as a range of reasonably possible losses cannot be estimated at this time.
     The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.
Note 9 — Segment Reporting
     The Company had two operating segments for the three and six months ended June 30, 2007 and 2006. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Listed below is financial data as of or for the three and six months ended June 30, 2007 and 2006, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated
	Three months ended June 30, 2007
Revenues from external customers	$42,914	$23,851	$—	$66,765
Operating income (loss)	4,688	3,460	(1,721)	6,427

	Three months ended June 30, 2006
Revenues from external customers	$35,653	$21,655	$—	$57,308
Operating income (loss)	5,311	2,884	(1,512)	6,683

	Six months ended June 30, 2007
Revenues from external customers	$76,052	$42,465	$—	$118,517
Operating income (loss)	8,703	6,105	(3,187)	11,621
Total assets	89,309	48,102	22,914	160,325

	Six months ended June 30, 2006
Revenues from external customers	$63,141	$41,398	$—	$104,539
Operating income (loss)	9,230	4,878	(2,515)	11,593
Total assets	63,599	42,363	1,760	107,722
Note 10 — Income Taxes
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity.

Note 11 — Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the lead smelting assets of its GCR subsidiary, in Tampa, Florida for $6.0 million and will no longer conduct lead smelting and refining operations. In doing so, the Company recorded a $560 gain ($903 less $343 in income taxes) on the sale of GCR. For the three and six months ended June 30, 2006, the results of Metalico for all periods have been adjusted for the Gulf Coast Recycling divestiture where their results of operations have been reclassified in discontinued operations. The Company has reclassified the operating losses of Gulf Coast of $533 ($772 less $239 in income tax credit) and $453 ($644 less $191 in income tax credit) respectively.
     Revenues from discontinued operations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$—	$2,361	$—	$5,837
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future, the plant remains idle.
Note 12 — Subsidiary Investments
     In April 2007, the Company, through its majority owned subsidiary Beacon Energy Corp. (formerly known as AgriFuel Co.), completed a $3.6 million investment in Terra Bioenergy LLC (“Terra”), a St. Josephs, Missouri based development stage biodiesel production company. With the completion of such investment, Beacon Energy Corp. owns 40% of Terra, with an option to increase its ownership level to over 50%. Terra is in the initial phases of constructing a 30 million gallon per year biodiesel production plant. It has contracted with Desmet Ballestra to provide the technology process for the plant, and with B&A, Inc. to serve as the project’s construction engineer. Upon completion, the plant will be able to process a 50/50 blend of soy oil and choice white grease.
Note 13 — Subsequent Events
     On July 27, 2007, the Company filed a Registration Statement on Form S-3 for the resale of shares of common stock sold in a private placement on June 27, 2007.
     On July 27, 2007 the Company granted 449,500 options to employees with an exercise price of $7.74.
     On July 10, 2007, we acquired 82.5% of the outstanding capital stock of Totalcat Group, Inc. (“Totalcat”), a recycler and manufacturer of catalytic devices headquartered in Newark, New Jersey. Both Metalico and the selling stockholders of Totalcat have rights to require the sale of the remaining Totalcat stock to Metalico at a future date at a price determined in accordance with a formula set forth in the governing stock purchase agreement. The aggregate purchase price for the current stock acquisition was approximately $31.9 million, including a payment for net working capital in excess of a predetermined amount. The Company also entered into a $1.5 million non-compete agreement with one of the previous owners.
     On July 3, 2007, the Company’s Metalico Akron, Inc. (“Metalico Akron”) and Metalico Akron Realty, Inc. (“Realty”) subsidiaries acquired substantially all of the operating assets of Annaco, Inc. (“Annaco”) and interests in the real property used by Annaco in its business. The aggregate purchase price was approximately $33.5 million, including a payment for inventory in excess of a predetermined amount that is subject to post-closing adjustment and an allocation for the real estate interests. Metalico Akron acquired Annaco’s operating assets while Realty purchased the equity interests of the entities owning the real property from affiliates of Annaco and its stockholders. Metalico Akron will also make an annual payment to Annaco for the fiscal years 2007, 2008, and 2009 (any payment for 2007 to be prorated) if the acquired assets perform over a predetermined income level during such periods.
     On July 3, 2007, we entered into a Financing Agreement with Ableco Finance, LLC (“Ableco”) for two term loans in the respective amounts of up to $32 million and $18 million, both maturing in six years. Our obligations under the agreement are guaranteed by certain of the Company’s subsidiaries. Each loan bears interest at (a) (i) the greater of 7.5% per annum and the

“Reference Rate” (a rate determined by reference to the prime rate) plus (ii) 3.5% or (b) at the Company’s election, the current LIBOR rate plus 6.5%. Pursuant to the Financing Agreement, we will be subject to certain operating covenants and will be restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement form time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of our assets. Liens in favor of Ableco are subordinate to liens in favor of Foothill provided under the loan agreement described in the next paragraph.
     On July 3, 2007, we entered into an Amended and Restated Loan and Security Agreement with Foothill, replacing our prior loan agreement with the same lender. The new six-year facility consists of senior secured credit facilities in the aggregate amount of $85 million, including a $63 million revolving line of credit, an $8 million machinery and equipment Term A loan facility, a $2 million capital expenditure Term B loan facility, and a $12 million equipment finance Term C loan facility. The revolving line bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus .25% or, at our election, the current LIBOR rate plus 2%. Each of the Term loans A and B bears interest at the Base Rate plus .5% or, at our election, the current LIBOR rate plus 2.25%. The Term C loan facility bears interest at the Base Rate plus .25% or, at our election, the current LIBOR rate plus 2.25%. We also have the right to request an increase in the aggregate principal amount of the credit facilities of an additional $15 million, subject to increased commitments from the lenders party to the Loan Agreement from time to time. Pursuant to the Loan Agreement, we will be subject to certain operating covenants and will be restricted from, among other things, paying cash dividends, repurchasing our common stock over certain stated thresholds, and entering into certain transactions without the prior consent of Foothill and other lenders party to the Loan Agreement from time to time. In addition, the Loan Agreement contains certain financial covenants, including minimum EBITDA, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Loan Agreement are secured by substantially all of our assets.

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
   General
     We operate primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”) and (ii) product manufacturing, fabricating, and refining of lead and other metals (“Lead Fabrication and Recycling”). The Scrap Metal Recycling segment includes scrap metal recycling yards located in Buffalo, Rochester, Niagara Falls and Syracuse, New York, Quarryville Pennsylvania, and an aluminum de-ox plant and a scrap handling company each located in Lackawanna, New York.
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
   Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $570,000 and $561,000 at June 30, 2007 and December 31, 2006, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication segment:

	Revenues
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006			June 30, 2007			June 30, 2006
	($, pounds and tons in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	52.0	$12,825	19.2	50.4	$12,076	21.1	98.4	$24,483	20.7	97.6	$23,496	22.5
Non-ferrous metals (lbs.)	20,108	30,089	45.1	20,105	23,577	41.1	36,256	51,569	43.5	37,931	39,645	37.9

Total Scrap Metal Recycling		42,914	64.3		35,653	62.2		76,052	64.2		63,141	60.4

Lead Fabrication (lbs.)	18,412	23,851	35.7	22,556	21,655	37.8	33,535	42,465	35.8	43,297	41,398	39.6

Total Revenue		$66,765	100.0		$57,308	100.0		$118,517	100.0		$104,539	100.0

     The following table sets forth information regarding average Metalico selling prices for the past six quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average
	Ferrous	Non-Ferrous	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb.
June 30, 2007	$233	$1.50	$1.30
March 31, 2007	$252	$1.33	$1.23
December 31, 2006	$190	$1.25	$1.15
September 30, 2006	$209	$1.26	$0.92
June 30, 2006	$240	$1.17	$0.98
March 31, 2006	$236	$0.90	$0.95
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Consolidated net sales increased by $9.5 million, or 16.6%, to $66.8 million for the three months ended June 30, 2007 compared to consolidated net sales of $57.3 million for the three months ended June 30, 2006. Acquisitions during the quarter ending June 30, 2007 added $3.6 million to consolidated net sales. Excluding acquisitions, the Company reported increases in average metal selling prices representing $9.1 million. The higher average selling prices were offset by a $3.2 million decrease attributable to lower selling volume.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $749,000, or 6.2%, to $12.8 million for the three months ended June 30, 2007, compared to $12.1 million for the three months ended June 30, 2006. Acquisitions during the three months ending June 30, 2007 added $711,000 to ferrous sales. Excluding acquisitions, the increase in ferrous sales was attributable to additional volume sold of 1,600 tons, or 3.2%, amounting to $413,000. The increase in volume sold was offset by a decrease in average selling prices totaling $375,000. The average selling price for ferrous products was approximately $233 per ton for the three months ended June 30, 2007 compared to $240 per ton for the three months ended June 30, 2006.
Non-Ferrous Sales
     Non-ferrous sales increased by $6.5 million, or 27.5%, to $30.1 million for the three months ended June 30, 2007, compared to $23.6 million for the three months ended June 30, 2006. Acquisitions during the three months ending June 30, 2007 added $2.9 million to non-ferrous sales. Excluding acquisitions, non-ferrous sales increased $3.6 million due to higher average selling prices while sales volumes were unchanged. The average selling price for non-ferrous products was approximately $1.50 per pound for the three months ended June 30, 2007 compared to $1.17 per pound for the three months ended June 30, 2006, an increase of approximately 28.2%. Sales volumes totaled 20.1 million pounds for the three months ended June 30, 2007, including 139,000 pounds sold by new acquisitions, compared to 20.1 million pounds for the three months ended June 30, 2006.
Lead Fabrication
     Lead fabrication sales increased by $2.2 million, or 10.1%, to $23.9 million for the three months ended June 30, 2007 compared to $21.7 million for the three months ended June 30, 2006. The increase was attributable to an increase in average selling prices of approximately $5.8 million offset by a $3.6 million reduction in volume sold amounting to 4.1 million pounds, or 16.3%. The average selling price for finished lead products was approximately $1.30 per pound for the three months ended June 30, 2007 compared to $0. 98 per pound for the three months ended June 30, 2006.
Operating Expenses
     Operating expenses increased by $8.9 million, or 19.3%, to $55.0 million for the three months ended June 30, 2007 compared to $46.1 million for the three months ended June 30, 2006. Acquisitions in the three months ended June 30, 2007 added $2.9 million to the increase in operating expenses. Excluding acquisitions, the increase in operating expenses was due to a $6.6 million increase in the cost of purchased metals offset by a $615,000 decrease in other operating expenses related to reductions in sales volumes. These operating expense changes include decreases in the following costs: wages and benefits of $214,000, vehicle maintenance of $206,000, freight charges of $217,000, production and fabricating supplies of $51,000 and other operating expenses of $160,000 offset by an increase in energy costs of $233,000.

Selling, General, and Administrative
     Selling, general, and administrative expenses increased $691,000 to $4.2 million, or 6.3% of sales, for the three months ended June 30, 2007, compared to $3.5 million, or 6.1% of sales, for the three months ended June 30, 2006. Acquisitions added $83,000 to selling, general, and administrative expenses. Excluding acquisitions, increases in professional and consulting expenses of $318,000 which includes costs incurred to comply with Sarbanes-Oxley requirements and wages and benefits of $107,000 are the primary increases in selling, general and administrative costs.
Depreciation and Amortization
     Depreciation and amortization expenses increased by $191,000 to $1.2 million, or 1.8% of sales, for the three months ended June 30, 2007 compared to $988,000 or 1.7% of sales for the three months ended June 30, 2006. The increase in depreciation expense is due to additions to property and equipment made in the preceding twelve months.
Operating Income
     Operating income for the three months ended June 30, 2007 decreased by $256,000 or 3.8% to $6.4 million for the three months ended June 30, 2007 compared to $6.7 million for three months ended June 30, 2006. Acquisitions added $629,000 in operating income for the three months ended June 30, 3007. Excluding acquisitions, operating income decreased by $885,000 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $685,000 or 1.0% of sales for the three months ended June 30, 2007 compared to $660,000 or 1.2% of sales for the three months ended June 30, 2006.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 9.73% on an average balance of $22.0 million for the three-month period ending June 30, 2007 as compared to 8.95% on an average balance of $18.6 million for the three-month period ending June 30, 2006.
     During the second quarter of 2007, the Company incurred a $206,000 loss on the sale of equipment.
Income Taxes
     For the three months ended June 30, 2007, the Company recognized income tax expense of $2.1 million, resulting in an effective income tax rate of approximately 37%. For the three months ended June 30, 2006, the Company recognized income tax expense of $2.3 million resulting in an effective income tax rate of approximately 39%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary, until then a secondary lead smelting operation based in Tampa, Florida. For the three months ending June 30, 2006, the Company has reclassified the operating losses of Gulf Coast Recycling to discontinued operations totaling $533,000, net of income taxes. The Company also recorded a $560,000 gain, net of income taxes, on the sale of substantially all of the assets of Gulf Coast Recycling.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle. In addition to these environmental monitoring costs, (and reclassification of the Gulf Coast subsidiary discussed above), during the quarter ended June 30, 2006, certain assets held for sale and located on the site in College Grove were removed from the plant and scrapped. The three months ended June 30, 2006 includes a charge of $516,000, net of taxes, for these assets previously held for sale which have been scrapped.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Consolidated net sales increased by $14.0 million, or 13.4%, to $118.5 million for the six months ended June 30, 2006 compared to consolidated net sales of $104.5 million for the six months ended June 30, 2006. Acquisitions during the six months ended June 30, 2007 added $3.6 million to consolidated net sales. Excluding acquisitions, the Company reported increases in average metal selling prices representing $21.0 million. The higher average selling prices were offset by a $10.6 million decrease attributable to lower selling volume.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $1.0 million, or 4.3%, to $24.5 million for the six months ended June 30, 2007, compared to $23.5 million for the six months ended June 30, 2006. Acquisitions during the six months ending June 30, 2007 added $711,000 to ferrous sales. Excluding acquisitions, the increase in ferrous sales was attributable to higher average selling prices amounting to $364,000 offset by slightly lower selling volumes totaling $89,000. The average selling price for ferrous products was approximately $249 per ton for the six months ended June 30, 2007 compared to $238 per ton for the six months ended June 30, 2006.
Non-Ferrous Sales
     Non-ferrous sales increased by $12.0 million, or 30.3%, to $51.6 million for the six months ended June 30, 2007, compared to $39.6 million for the six months ended June 30, 2006. Acquisitions during the six months ending June 30, 2007 added $2.9 million to non-ferrous sales. Excluding acquisitions, non-ferrous sales increased $9.1 million due to higher average selling prices amounting to $10.8 million but were offset by lower sales volumes totaling $1.7 million. The average selling price for non-ferrous products was approximately $1.42 per pound for the six months ended June 30, 2007 compared to $1.05 per pound for the six months ended June 30, 2006, an increase of approximately 35.2%.
Lead Fabrication
     Lead fabrication sales increased by $1.1 million, or 2.7%, to $42.5 million for the six months ended June 30, 2007 compared to $41.4 million for the six months ended June 30, 2006. The increase was attributable to higher average selling prices amounting to $10.0 million offset by a $8.9 million reduction in volume sold amounting to 9.8 million pounds, or 21.6%. The average selling price for finished lead products was approximately $1.27 per pound for the six months ended June 30, 2007 compared to $0.97 per pound for the six months ended June 30, 2006.
Operating Expenses
     Operating expenses increased by $12.2 million, or 14.4%, to $96.7 million for the six months ended June 30, 2007 compared to $84.5 million for six months ended June 30, 2006. Acquisitions in the six months ended June 30, 2007 added $2.9 million to the increase in operating expenses. Excluding acquisitions, the increase in operating expenses was due to a $11.0 million increase in the cost of purchased metals offset by a $1.7 million decrease in other operating expenses related to reductions in sales volumes. These operating expense changes include decreases in the following costs: wages and benefits of $470,000, vehicle maintenance of $344,000, freight charges of $395,000, production and fabricating supplies of $75,000. These reduced expenses were offset by an increase in energy costs of $96,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $1.4 million to $7.9 million, or 6.7% of sales, for the six months ended June 30, 2007, compared to $6.5 million, or 6.2% of sales, for the six months ended June 30, 2006. Acquisitions added $83,000 to selling, general, and administrative expenses. Excluding acquisitions, increases in professional and consulting expenses of $463,000, which includes costs incurred to comply with Sarbanes-Oxley requirements and wages and benefits of $526,000 are the primary increases in selling, general and administrative costs.
Depreciation and Amortization
     Depreciation and amortization expenses increased by $337,000 to $2.3 million, or 1.9% of sales, for the six months ended June 30, 2007 compared to $1.9 or 1.9% of sales for the six months ended June 30, 2006. The increase in depreciation expense is due to additions to property and equipment made in the preceding twelve months.

Operating Income
     Operating income for six months ended June 30, 2007 increased by $28,000 or 0.0% to $11.6 million for the six months ended June 30, 2006 compared to $11.6 million for six months ended June 30, 2006. Acquisitions added $629,000 in operating income for the three months ended June 30, 3007. Excluding acquisitions, operating income decreased by $601,000 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $1.1 million or 0.9% of sales for the six months ended June 30, 2007 compared to $1.3 million or 1.2% of sales for the six months ended June 30, 2006.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lender’s base rate plus a margin. The average interest rate on this credit facility was 9.67% on an average balance of $17.0 million for the six month period ending June 30, 2007 as compared to 8.56% on an average balance of $17.9 million for the six month period ending June 30, 2006.
     During the first half of 2007, the Company incurred a $206,000 loss on the sale of equipment.
Income Taxes
     For the six months ended June 30, 2007, the Company recognized income tax expense of $3.9 million, resulting in an effective income tax rate of approximately 37%. For the six months ended June 30, 2006, the Company recognized income tax expense of $3.9 million resulting in an effective income tax rate of approximately 38%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary, until then a secondary lead smelting operation based in Tampa, Florida. For the six months ending June 30, 2006, the Company has reclassified the operating losses of Gulf Coast Recycling to discontinued operations totaling $453,000, net of income taxes and. The Company also recorded a $560,000 gain, net of income taxes, on the sale of substantially all of the assets of Gulf Coast Recycling.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle. In addition to these environmental monitoring costs, (and reclassification of the Gulf Coast subsidiary discussed above), during the six months ended June 30, 2006, certain assets held for sale and located on the site in College Grove have been removed from the plant and have been scrapped. The six months ended June 30, 2006 includes a charge of $516,000, net of taxes, for these assets previously held for sale which have been scrapped.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the six months ended June 30, 2007, our operating activities used net cash of $5.0 million compared to net cash generated of $1.7 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, operating cash was produced by net income of $6.9 million, non-cash items of depreciation and amortization of $2.3 million, and other non-cash items of $309,000 which were offset by a $13.7 million change in working capital components and deferred income taxes of $806,000. The changes in working capital components include an increase in accounts receivable of $9.2 million due to higher sales, a $1.7 million increase in inventory balances, an increase in prepaid items of $1.2 million and a decrease in accounts payable, accrued expenses and income taxes payable of $1.6 million. For the six months ended June 30, 2006, operating cash was produced by net income of $5.9 million, non-cash items of depreciation and amortization of $2.2 million, deferred income taxes of $1.5 million and other non-cash items of $240,000 partially offset by a $8.2 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $5.6 million due to higher sales, a $4.8 million increase in inventory balances and prepaid items of $544,000. These items were partially offset by an increase in accounts payable, accrued expenses and income taxes payable of $2.7million.

     We used $17.1 million in net cash for investing activities for the six months ended June 30, 2007 compared to generating net cash of $773,000 for the six months ended June 30, 2006. During the six months ended June 30, 2007, we paid $10.6 million in cash to acquire businesses, $5.7 million for purchases of equipment and capital improvements and restricted an additional $725,000 for investments in biofuel activities through our majority owned Beacon Energy Corp. subsidiary (formerly known as AgriFuel Co.) During the six months ended June 30, 2006, the proceeds from the sale of substantially all the assets of our Gulf Coast Recycling subsidiary generated $6.0 million. This was offset by $5.0 million in purchases of equipment and capital improvements including the Syracuse facility and changes in other assets of $241,000.
     During the six months ended June 30, 2007, we generated $29.6 million in net cash from financing activities compared to using $2.6 million of net cash during the six months ended June 30, 2006. For the six months ended June 30, 2007 we generated $34.4 million from the sale of common stock. Total debt repayments totaled $11.3 million but were offset by new borrowings of $5.9 million primarily for the purchase of equipment and capital improvements. We also received $469 from the exercise of common stock warrants and options. For the six months ended June 30, 2006 total debt repayments totaled $5.5 million offset by new borrowings of $2.9 million primarily for the purchase of property in Syracuse, New York as well as equipment and capital improvements.
Future Capital Requirements
     In July, 2007, we increased our existing credit facilities with Wells Fargo Foothill, Inc. to an aggregate amount of $85 million and entered into a new term loan agreement providing for an additional $50 million of senior debt with Ableco Finance, LLC. We used the proceeds of the Foothill and Ableco financings for, among other purposes, acquiring the operating assets of Annaco, Inc., a major scrap metal recycling concern in Akron, Ohio, and most of the outstanding capital stock of Totalcat Group, Inc., a recycler and manufacturer of catalytic devices headquartered in Newark, New Jersey. Funds unused from these financings will be used for future acquisitions, working capital, and general corporate purposes.
     We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by borrowings available under the Foothill loan agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. However, we may need additional funds to meet our long-term strategic objectives, including to complete potential acquisitions. The options available to fund potential acquisitions include seller notes, notes convertible to equity, private debt placements and both private and public equity financings. We have no commitments for any future funding and there can be no assurance that we will be able to obtain additional funding in the future through debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing, if available, may be dilutive to stockholders, and debt financing may involve significant restrictive covenants.
Other Matters
     Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. As a result of changes in our market capitalization, we will be an accelerated filer on December 31, 2007. Current regulations of the Securities and Exchange Commission, or SEC, will require us to include this assessment and attestation in our Annual Report on Form 10-K commencing with the annual report for our fiscal year ended December 31, 2007.
     We will incur significant increased costs in implementing and responding to the new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may have to invest in additional accounting and software systems. We will be required to hire additional personnel and to use outside legal, accounting and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. We may not be able to favorably assess the effectiveness of our internal controls when required to.

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
   Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2007, variable rate borrowings mainly consisted of outstanding borrowings of $6.8 million under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. As indicated above, we entered into a new term loan agreement which also bears interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Assuming our average variable borrowings during a fiscal year were to equal the outstanding borrowings under our senior secured credit facility as of June 30, 2007, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $68,000 per year, with a corresponding change in cash flows.
   Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our 2006 Annual Report filed with the Securities and Exchange Commission on Form 10-K. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 30, 2007 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
(b) Changes in internal controls over financial reporting.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our six months ending June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our results of operations or financial condition. A description of matters in which we were involved at the date of issuance of our Form 10-K for 2006 is set forth at Item 3 of our Annual Report on Form 10-K for 2006.
Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
(a) The Company held its Annual Meeting of Stockholders on May 22, 2007.
(b) The following matters were voted upon at the Annual Meeting of Stockholders:
          1. Stockholders voted on the election of nominees for the Board of Directors to serve for a term expiring at the 2008 Annual Meeting. Each individual named below was re-elected to the Board. The Inspector of Elections certified the following vote tabulations:

	FOR	WITHHELD	NON-VOTE
Carlos E. Agüero	24,911,707	26,949	0
Michael J. Drury	24,911,807	26,849	0
Earl B. Cornette	24,930,607	8,049	0
Bret R. Maxwell	24,929,607	9,049	0
Walter H. Barandiaran	24,929,507	9,149	0
Paul A. Garrett	24,930,607	8,049	0
          2. A proposal to amend our Third Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 40,000,000 shares to 50,000,000 shares, and to increase an exclusion of the number of shares of common stock issuable upon exercise of stock options and warrants from a provision affecting the recalculation of the conversion price for shares of our preferred stock to 3,379,635 shares, was approved by all stockholders and, separately, holders of our preferred stock as of the record date of April 6, 2007. The Inspector of Elections certified the following vote tabulations, first for all outstanding shares:

FOR	AGAINST	ABSTAIN	NON-VOTE
24,864,796	68,808	5,052	0
and second for all preferred shares:

FOR	AGAINST	ABSTAIN	NON-VOTE
13,864,974	0	0	0

Item 6. Exhibits.
     The following exhibits are filed herewith:

10.1	Form of Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co. (“AgriFuel”), the purchasers of AgriFuel stock signatory thereto, and Metalico, Inc.

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)
Date: August 6, 2007	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: August 6, 2007	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)