Form 10-Q
period 2007-09-30
METALICO INC
filed 2007-10-25
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐     NO ☑
Number of shares of Common stock, par value $.001, outstanding as of October 25, 2007: 31,662,713

METALICO, INC.
Form 10-Q Quarterly Report

PART I
Item 1.	Unaudited Condensed Consolidated Financial Statements	Page 2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Page 15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 22
Item 4.	Controls and Procedures	Page 22

PART II
Item 1.	Legal Proceedings	Page 23
Item 1A.	Risk Factors	Page 23
Item 6.	Exhibits	Page 23
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer
Amendment to Amended and Restated Stock Subscription Agreement and Stockholder Agreement
Form of Series B Stock Subscription Agreement and Stockholder Agreement
Certification
Certification
Certification
Certification

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,383	$1,462
Trade receivables, net	47,335	19,530
Inventories	43,559	20,489
Prepaid expenses and other	3,864	1,771
Deferred income taxes	3,692	2,715

Total Current Assets	99,833	45,967

Cash restricted for investment	9,631	8,891

Property and Equipment, net	42,548	29,214

Goodwill	90,057	29,067

Other Intangibles, net	10,346	2,982

Other Assets, net	9,954	2,286

Total Assets	$262,369	$118,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$5,333	$1,897
Current maturities of long-term debt	5,949	3,495
Accounts payable	17,709	11,156
Accrued expenses	7,043	4,117
Income taxes payable	3,449	1,407

Total Current Liabilities	39,483	22,072

Long-Term Liabilities
Long-term debt, less current maturities	82,193	13,110
Accrued and other	6,830	1,054
Deferred income taxes	4,822	3,732

Total Long-Term Liabilities	93,845	17,896

Total Liabilities	133,328	39,968

Minority interest	7,891	4,726

Stockholders’ Equity
Capital Stock
Preferred	—	34,064
Common	32	12
Additional paid-in capital	97,811	28,524
Retained earnings	23,574	11,380
Accumulated other comprehensive income (loss) — unrecognized pension costs	(267)	(267)

	121,150	73,713

Total Liabilities and Stockholders’ Equity	$262,369	$118,407

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2007 and 2006

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)
	($ thousands, except per share data)

Revenue	$102,127	$55,359	$220,644	$159,898

Costs and expenses
Operating expenses	84,215	45,378	180,934	129,841
Selling, general, and administrative expenses	5,782	3,451	13,683	9,995
Depreciation and amortization	1,667	907	4,149	2,852

	91,664	49,736	198,766	142,688

Operating income	10,463	5,623	21,878	17,210

Financial and other income (expense)
Interest expense	(2,426)	(517)	(3,515)	(1,773)
Other	146	14	441	(24)

	(2,280)	(503)	(3,074)	(1,797)

Income from continuing operations before income taxes and minority interest	8,183	5,120	18,804	15,413
Provision for federal and state income taxes	2,945	1,945	6,846	5,845

Income from continuing operations before minority interest	5,238	3,175	11,958	9,568
Minority interest	107	—	239	—

Income from continuing operations	5,345	3,175	12,197	9,568

Discontinued operations, net of income taxes
Income (loss) from discontinued operations	(5)	(895)	(3)	(1,904)
Gain on sale of discontinued operations	—	—	—	560

	(5)	(895)	(3)	(1,344)

Net income	$5,340	$2,280	$12,194	$8,224

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.17	$0.13	$0.43	$0.39
Discontinued operations, net	—	(0.04)	—	(0.06)

Net income	$0.17	$0.09	$0.43	$0.33

Diluted:
Income from continuing operations	$0.17	$0.12	$0.43	$0.37
Discontinued operations, net	—	(0.03)	—	(0.05)

Net income	$0.17	$0.09	$0.43	$0.32

Weighted Average Common Shares Outstanding:
Basic	31,613,959	24,971,797	28,099,006	24,720,217

Diluted	31,890,886	26,042,476	28,570,460	25,980,728

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006

	2007	2006
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$12,194	$8,224
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,192	3,258
Amortization of notes payable discounts	—	43
Deferred income taxes	(806)	1,527
Provision for doubtful accounts receivable	77	143
(Gain) loss on sale of property and equipment	208	(105)
Minority interest in loss of consolidated subsidiary	(239)	—
Gain on sale of discontinued operations	—	(903)
Compensation expense on stock options issued	421	298
Impairment loss	—	823
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(20,658)	(6,894)
Inventories	(11,054)	(2,256)
Prepaid expenses and other	(1,779)	(1,516)
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	4,177	4,240

Net cash (used in) provided by operating activities	(13,267)	6,882

Cash Flows from Investing Activities
Proceeds from sale of discontinued operations	—	5,968
Proceeds from sale of property and equipment	23	319
Purchase of property and equipment	(7,901)	(7,032)
Cash restricted for investment	(6,112)	—
Investment in unconsolidated subsidiary	(3,600)	—
Decrease (increase) in other assets	1,258	(983)
Cash paid for business acquisitions, less cash acquired	(76,289)	—

Net cash provided by (used in) in investing activities	(92,621)	(1,728)

Cash Flows from Financing Activities
Sale of common stock	34,214	—
Proceeds from issuance of subsidiary stock	3,613	—
Net borrowings (payments) under revolving lines-of-credit	17,181	(4,223)
Proceeds from other borrowings	57,034	3,758
Principal payments on other borrowings	(6,944)	(5,195)
Excess tax benefit from stock-based compensation	57	—
Proceeds from issuance of common stock on exercised warrants and options	654	—

Net cash provided by (used in) financing activities	105,809	(5,660)

Net (decrease) increase in cash and cash equivalents	(79)	(506)
Cash and cash equivalents:
Beginning	1,462	1,857

Ending	$1,383	$1,351

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
Business
     Metalico, Inc. and subsidiaries (the “Company”) operates in primarily two distinct business segments: (i) ferrous and non-ferrous scrap metal recycling and (ii) product manufacturing, fabricating, smelting and refining of lead and other metals. The Company’s operating facilities as of September 30, 2007, included eleven scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey and Quarryville, Pennsylvania and an aluminum de-ox plant located in Syracuse, New York, and five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois. The Company markets its products on a national basis.
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
Note 2 — Business Acquisitions
     On July 10, 2007, we acquired 82.5% of the outstanding capital stock of Totalcat Group, Inc. (“TotalCat”), a recycler and manufacturer of catalytic devices headquartered in Newark, New Jersey. Both Metalico and the selling stockholders of TotalCat have rights to require the sale of the remaining TotalCat stock to Metalico at a future date at a price determined in accordance with a formula set forth in the governing stock purchase agreement. The results of operations acquired have been included in the accompanying condensed consolidated financial statements since that date. The aggregate purchase price for the capital stock acquisition was approximately $30,000, plus a $1,488 payment for net working capital in excess of a predetermined amount. The Company also entered into a $1,500 non-compete agreement with one of the previous owners. The acquisition was financed with an $18,000 term loan maturing in six years with the $13,488 balance of the purchase price paid with borrowings from our existing credit facility. The Company has recorded a preliminary purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The allocation of the purchase price is subject to adjustment based upon the completion of a third party appraisal. Such allocation is as follows:

Assets
Cash	$281
Accounts receivable	3,405
Inventory	3,810
Other current assets	1,018
Property and equipment	859
Other assets	10
Other intangibles	2,916
Goodwill	32,577
Liabilities Assumed
Accounts payable and accrued expenses	(1,849)
Short term debt and notes payable	(2,968)
Present value of put option for remaining 17.5%	(5,734)
Deferred tax liabilities	(1,087)
Other liabilities	(1,750)

Net assets acquired	$31,488

     The $32,577 of goodwill, not deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired.
     The pro forma financial information presented below gives effect to the acquisition of TotalCat as if it occurred as of the beginning of fiscal 2006. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of TotalCat had taken place at the beginning of each of the periods presented.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues	$102,127	$61,610	$241,188	$179,751
Net Income	$5,340	$1,713	$10,548	$7,539
Earnings Per Share
Basic	$0.17	$0.07	$0.38	$0.30
Diluted	$0.17	$0.07	$0.37	$0.29
     On July 3, 2007, the Company’s Metalico Akron, Inc. (“Metalico Akron”) and Metalico Akron Realty, Inc. (“Realty”) subsidiaries acquired substantially all of the operating assets of Annaco, Inc. (“Annaco”) and interests in the real property used by Annaco in its business. The results of operations acquired have been included in the consolidated financial statements since that date. Annaco, a major scrap metal recycling concern in Akron, Ohio, is one of the largest motor block processors in the country and is a major regional provider of ferrous and non-ferrous scrap. The aggregate purchase price was approximately $33,510, including a payment for inventory in excess of a predetermined amount that was subject to post-closing adjustment and an allocation for the real estate interests. The Company will also make an annual payment to Annaco for the fiscal years 2007, 2008, and 2009 (any payment for 2007 to be prorated) if the acquired assets perform over a predetermined income level during such periods. If such payments are made, it will increase the total purchase price and be recorded as an increase to goodwill. The acquisition was financed with a $32,000 term loan maturing in six years with the balance of the purchase price paid with our existing credit facility. The Company has recorded a preliminary purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The allocation of the purchase price is subject to adjustment based upon the completion of a third party appraisal. Such allocation is as follows:

Assets
Inventory	3,360
Other current assets	109
Property and equipment	6,996
Other intangibles	2,317
Covenant not-to-compete	25
Goodwill	20,824
Liabilities Assumed
Accounts payable and accrued expenses	(121)

Net assets acquired	$33,510

     The $20,824 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired.
     The pro forma financial information presented below gives effect to the acquisition of Annaco as if it occurred as of the beginning of fiscal 2006. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Annaco had taken place at the beginning of each of the periods presented.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues	$102,127	$73,041	$251,619	$210,462
Net Income	$5,340	$3,378	$12,849	$11,087
Earnings Per Share
Basic	$0.17	$0.14	$0.46	$0.45
Diluted	$0.17	$0.13	$0.45	$0.43
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

Assets
Cash	$362
Accounts receivable	3,818
Inventory	4,846
Property and equipment	70
Other assets	7
Covenant not-to-compete	250
Other intangibles	630
Goodwill	5,834
Liabilities Assumed
Debt	(2,079)
Accounts payable and accrued expenses	(3,341)
Deferred tax liabilities	(235)

Net assets acquired	$10,162

     The $5,834 of goodwill, not deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired.
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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues	$102,127	$59,846	$230,959	$177,296
Net Income	$5,340	$4,023	$12,986	$12,005
Earnings Per Share
Basic	$0.17	$0.16	$0.46	$0.49
Diluted	$0.17	$0.15	$0.45	$0.46

     On April 30, 2007, through our wholly owned subsidiary Metalico Transfer, Inc., we acquired substantially all of the assets of Compass Environmental Haulers, Inc. (“Compass”), a construction and demolition debris transfer station in Rochester, New York. The acquisition expanded our scrap recycling hauling operations and entered the Company into the construction and demolition transfer business. Another wholly owned subsidiary, Metalico Transfer Realty, Inc., acquired the real property used in Compass’ operations from an affiliate of Compass. The results of operations acquired have been included in the accompanying condensed consolidated financial statements since that date. The aggregate purchase price (including the cost of the real property) was approximately $2,715 including cash in the amount of $1,640, notes payable of $955 and a non-compete agreement of $120. The cash portion of the acquisition was financed by debt from borrowings under the Company’s loan agreement with its primary lender. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. However, allocations are preliminary and subject to change:

Assets
Property and equipment	1,335
Other assets	5
Covenant not-to-compete	120
Goodwill	1,255

Net assets acquired	$2,715

     The $1,255 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired.
     Pro forma results are not presented as they are not material to the Company’s overall unaudited condensed consolidated financial statements.
Note 3 — Inventories
     Inventories as of September 30, 2007 and December 31, 2006, were as follows:

	September 30,	December 31,
	2007	2006
Raw materials	$13,411	$4,793
Finished goods	11,220	5,005
Work in progress	4,375	3,793
Ferrous scrap metal	5,078	1,722
Non-ferrous scrap metal	9,475	5,176

	$43,559	$20,489

Note 4 — Stock Options and Stock Based Compensation
     The total stock-based compensation expense was $202 and $124 for the three months ended September 30, 2007 and 2006 respectively and $421 and $298 for the nine months ended September 30, 2007 and 2006 respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. During the three and nine months ended September 30, 2007, the Company granted to employees, 462,000 options to purchase the Company’s common stock with an average exercise price of $7.76 having an average fair value of $4.07 per option. During the nine months ended September 30, 2007, the Company also granted to a director, 15,000 options at $6.29 per share having a fair value of $3.24 per option. During the nine months ended September 30, 2007, a total of 156,001 options with a weighted average exercise price of $2.69 were exercised with a total intrinsic value of $1,817.

Note 5 — Short and Long-Term Debt
     On July 3, 2007, we entered into a Financing Agreement with Ableco Finance, LLC (“Ableco”) for two term loans in the respective amounts of up to $32 million and $18 million, both maturing in six years. Our obligations under the agreement are guaranteed by certain of the Company’s subsidiaries. Each loan bears interest at (a) (i) the greater of 7.5% per annum or the “Reference Rate” (a rate determined by reference to the prime rate) plus (ii) 3.5% or (b) at the Company’s election, the current LIBOR rate plus 6.5% effectively 11.86% at September 30, 2007. Pursuant to the Financing Agreement, we will be subject to certain operating covenants and will be restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of our assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc. (“Foothill”) provided under the loan agreement described in the next paragraph.
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
Note 6 — Capital Stock
     During the period from January 1 through May 13, 2007, five holders of our preferred stock converted 5,358,691 preferred shares into 5,358,691 shares of our common stock. On May 14, 2007, all remaining preferred stock, a total of 9,013,496 shares, was converted to common stock at a ratio of one to one. As of September 30, 2007, no preferred stock was outstanding.
     On June 27, 2007, the Company issued 5,245,999 common shares at $7.00 per share to institutional investors in a private placement. Total gross proceeds from the offering amounted to $36,722. Stock issuance costs of $2,508 were incurred in connection with the offering. Proceeds of the offering were used to pay outstanding debt. The shares of common stock issued in the private placement were registered for resale with the United States Securities and Exchange Commission (“SEC”) effective October 22, 2007.

     During the three and nine months ended September 30, 2007, 58,308 and 355,948 warrants were converted into 31,694 and 108,060 common shares respectively.
Note 7 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations, by the weighted average common and assumed converted preferred shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible notes. The following is a reconciliation of the numerators and denominators used in computing EPS:

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	$5,345	31,613,959	$0.17	$3,175	24,971,797	$0.13

Effect of Dilutive Securities
Common stock warrants	—	143,423		—	122,476
Options and rights	—	133,504		—	75,887
Convertible notes	—	—		36	872,316

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$5,345	31,890,886	$0.17	$3,211	26,042,476	$0.12

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	$12,197	28,099,006	$0.43	9,568	24,720,217	$0.39

Effect of Dilutive Securities
Common stock warrants	—	172,460		—	91,617
Options and rights	—	298,994		—	44,997
Convertible notes	—	—		145	1,123,897

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$12,197	28,570,460	$0.43	$9,713	25,980,728	$0.37

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
     In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (TDEC) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of September 30, 2007 and December 31, 2006, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $552 and $610, respectively. Of the $552 accrued as of September 30, 2007, approximately $33 is reported as a current liability and the remaining $519 is estimated to be incurred and paid as follows: $43 from 2008 through 2009 and $476 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company maintains an escrow fund to accumulate money necessary to pay for estimated future post-closure maintenance costs for the two closed landfills at its former plant at College Grove, Tennessee. These funds of approximately $183 and $203 as of September 30, 2007 and December 31, 2006, respectively, are included as a component of other long-term assets in the accompanying balance sheets. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort. We are not aware of and do not anticipate any additional losses associated with GSR or MCG.
     In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (GCR) received an information request and notice of potential liability from the EPA (the Request and Notice) regarding contamination at a site in Seffner, Florida (the Jernigan Site) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the Northern Settlement Agreement) and EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the Southern Settlement Agreement) providing in each case for the remediation of the affected property. The consulting firm retained by GCR to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $1,664. GCR’s liability for remediation costs will be reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. Work on the Jernigan Site has commenced and was on schedule as of September 30, 2007. The Company estimates future maintenance and response costs for the Jernigan Site at $250. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.
     GCR is a party to four other consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.
     Pursuant to the sale of substantially all of the assets of GCR in May of 2006, the Company transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying September 30, 2007 and December 31, 2006, balance sheets include approximately $1,647 and $1,689, respectively, applicable to GCR’s various outstanding remediation issues. Of the $1,647 accrued as of September 30, 2007, $1,397 is reported as a current liability and consists primarily of the estimated clean-up of the Jernigan Site discussed above. The remaining $250 is reported in long term liabilities and represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant. We are not aware of and do not anticipate any additional losses associated with GCR.
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
Other Matters
     On December 8, 2006, the Company completed the first phase of its acquisition of a controlling interest in Beacon Energy Corp., a Delaware corporation formerly known as AgriFuel Co. (“Beacon”), pursuant to an Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 (the “Series A Stockholder Agreement”) setting forth the terms and conditions under which the investors named in the Stockholder Agreement (the “Purchasers”) purchased stock in Beacon. The Company and the Purchasers subsequently entered into an amendment to the Stockholder Agreement (the “Amendment”) dated as of August 22, 2007 and, in connection with additional cash investments by the Company and several of the Purchasers, a Series B Stock Subscription Agreement and Stockholder Agreement dated as of August 22, 2007 (the “Series B Stockholder Agreement” and, along with the Series A Stockholder Agreement, each a “Stockholder Agreement”). To date, the Company has invested $5.0 million in Beacon and owns 47% of Beacon’s common stock. For accounting purposes, the holdings of certain of the Company’s executive officers are combined with the Company’s own interests and the Company is deemed to have a controlling interest in Beacon.
     Under the terms of both the Series A Stockholder Agreement (as amended pursuant to the Amendment) and the Series B Stockholder Agreement, the Purchasers were granted a right to sell their respective holdings in Beacon to the Company on the following terms:
     Unless a Public Trading Event (as hereinafter defined) has occurred, each Purchaser shall have the right as of August 1, 2008 or December 1, 2008, as determined by reference the governing term of each Stockholder Agreement, upon thirty (30) days written notice (a “Sale Notice”) to Metalico, to require Metalico to purchase all or a portion of the securities of such Purchaser acquired pursuant to the applicable Stockholder Agreement for consideration equal to, at the option of such Purchaser, either:
     (a) cash in an amount equal to twice the portion of such Purchaser’s capital contribution allocable to the securities subject to such sale, or,
     (b) common stock of Metalico, at a per-share price equal to the closing price for Metalico common stock on the American Stock Exchange on the date such Purchaser’s applicable capital contribution was made, for the portion of such Purchaser’s applicable capital contribution allocable to the securities subject to such sale.
A Purchaser may in its discretion allocate any such sale of all or a portion of its securities between the two options described in subparagraph (a) and (b) above. Each Purchaser’s right to deliver a Sale Notice and to compel a sale terminates as of the close of business on September 2, 2008 or January 2, 2009, as determined by reference to the governing terms of the Stockholder Agreements.
     Under each Stockholder Agreement, a “Public Trading Event” means the occurrence of one of the following :
     (i) as of April 30, 2008 Beacon shall have completed the filing of an appropriate application and required supporting materials with any of the following national securities exchanges or listing services providing a platform for public trading in Beacon’s common stock: the American Stock Exchange, the New York Stock Exchange, the NASDAQ market, or the OTC Bulletin Board (each a “Traditional Trading Platform”) or ,
     (ii) as of July 31, 2008 Beacon shall have completed an alternative listing arrangement through a reverse merger with a public shell, a listing on the Pink Sheets trading system, acquisition by a special purpose acquisition company (“SPAC”) or any other similar mechanism deemed appropriate by Beacon’s Board of Directors (each a “Non-Traditional Trading Platform” and, collectively together with the Traditional Trading Platform each a “Trading Platform” ).

     “Platform Date” means the earlier to occur of (a) the date as of which a filing contemplated under clause (i) immediately above is declared effective by the SEC and (b) the date as of which an arrangement contemplated under clause (ii) immediately above is completed. If Beacon elects to cause a Public Trading Event to occur by making the filing contemplated in clause (i) above, Beacon shall use its reasonable efforts to have its filed application, as such may be amended, declared effective by the SEC no later than September 30, 2008. If Beacon fails to have such filed application declared effective by September 30, 2008, it shall have until December 1, 2008 to complete a listing through a Non-Traditional Trading Platform. Beacon has agreed to use its best efforts to cause a Public Trading Event to occur within the stated time frames. The Company has agreed to use its best efforts to seek the authorization of its Board of Directors, to the extent necessary, to cause or permit any actions by Beacon necessary or appropriate to achieve a Public Trading Event and the effectiveness of any listing, provided that nothing in the governing provisions of the Stockholder Agreements shall be deemed to obligate the Company to perform any act in violation of applicable law or regulation.
     The Company has reviewed the requirements for causing a Public Trading Event to happen (including, without limitation, the requirements for a filing on the Pink Sheets trading system and the accessibility and feasibility of the public shell and SPAC alternatives) and has determined that a Public Trading Event is highly likely to occur within the stated time frame. The Company’s total potential obligation in respect of potential Beacon repurchases as of September 30, 2007 was approximately $17,637 in cash or 1,653,399 shares of the Company’s common stock. The amounts were fixed as of the dates that Purchasers made their various capital contributions to Beacon under the Stockholder Agreements and will not vary according to the date or dates of any Sale Notice. The number of shares of the Company’s common stock available for issuance to satisfy the Company’s obligations, if required, has at all times been adequate to settle such obligations. Based on an analysis of the fair value of this potential liability, it was determined that no liability was required to be recorded as of September 30, 2007.
     On July 12, 2006, Metalico Niles, Inc. (Metalico Niles), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (NIMCO) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the Asset Purchase Agreement). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. In September 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking unspecified monetary damages for the unconsummated transaction and specific performance (i.e., the closing of the transaction). An amended complaint was filed January 8, 2007. A second amended complaint, specifying the damages requested in the original complaint in the amount of the previously disclosed purchase price ($43,500), was filed in April 2007. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment. At September 30, 2007, the Company included $500 in other non-current assets for deposits given to the seller which it anticipates to recover. No amounts have been recorded for any potential losses resulting from this litigation as a range of reasonably possible losses cannot be estimated at this time.
     The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.
Note 9 — Segment Reporting
     The Company had two operating segments for the three and nine months ended September 30, 2007 and 2006. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the investments in Beacon and the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Listed below is financial data as of or for the three and nine months ended September 30, 2007 and 2006, for these segments:

	Scrap Metal	Lead Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated
	Three months ended September 30, 2007

Revenues from external customers	$75,764	$26,363	$—	$102,127
Operating income (loss)	7,175	5,045	(1,757)	10,463

	Three months ended September 30, 2006

Revenues from external customers	$34,946	$20,413	$—	$55,359
Operating income (loss)	4,442	2,506	(1,325)	5,623

	Nine months ended September 30, 2007

Revenues from external customers	$151,815	$68,829	$—	$220,644
Operating income (loss)	15,662	11,160	(4,944)	21,878
Total assets	185,616	55,342	21,411	262,369

	Nine months ended September 30, 2006

Revenues from external customers	$98,087	$61,811	$—	$159,898
Operating income (loss)	13,669	7,381	(3,840)	17,210
Total assets	65,747	39,568	3,291	108,606
Note 10 — Income Taxes
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2004.
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
     Revenues from discontinued operations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$—	$—	$—	$5,837
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future, the plant remains idle.
Note 12 — Subsidiary Investments
     In April 2007, the Company, through its then-subsidiary Beacon Energy Corp. (formerly known as AgriFuel Co.), completed a $3.6 million investment accounted for on the equity method in Terra Bioenergy LLC (“Terra”), a St. Josephs, Missouri based development stage biodiesel production company. With the completion of such investment, Beacon Energy Corp. owns 40% of Terra, with an option to increase its ownership level to over 50%. Terra is in the initial phases of constructing a 30 million gallon per year biodiesel production plant. It has contracted with Desmet Ballestra to provide the technology process for the plant, and with B&A, Inc. to serve as the project’s construction engineer. Upon completion, the plant will be able to process a 50/50 blend of soy oil and choice white grease.

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
     General
     We operate primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”) and (ii) product manufacturing, fabricating, and refining of lead and other metals (“Lead Fabrication and Recycling”). The Scrap Metal Recycling segment includes scrap metal recycling yards located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey and Quarryville, Pennsylvania and an aluminum de-ox plant located in Syracuse, New York.
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
     Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $639,000 and $561,000 at September 30, 2007 and December 31, 2006, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication segment:

	Revenues
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006			September 30, 2007			September 30, 2006
	($, pounds and tons in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	92.0	$26,502	26.0	49.8	$10,405	18.8	190.4	$50,984	23.1	148.5	$33,901	21.2
Non-ferrous metals (lbs.)	25,217	49,262	48.2	19,550	24,541	44.3	61,473	100,831	45.7	57,415	64,186	40.1

Total Scrap Metal Recycling		75,764	74.2		34,946	63.1		151,815	68.8		98,087	61.3

Lead Fabrication (lbs.)	15,806	26,363	25.8	21,837	20,413	36.9	49,341	68,829	31.2	64,595	61,811	38.7

Total Revenue		$102,127	100.0		$55,359	100.0		$220,644	100.0		$159,898	100.0

     The following table sets forth information regarding average Metalico selling prices for the past seven quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average
	Ferrous Price per	Non-Ferrous Price	Lead
For the quarter ending:	ton	per lb.	Price per lb.
September 30, 2007	$278	$1.95	$1.67
June 30, 2007	$233	$1.50	$1.30
March 31, 2007	$252	$1.33	$1.23
December 31, 2006	$190	$1.25	$1.15
September 30, 2006	$209	$1.26	$0.93
June 30, 2006	$240	$1.17	$0.98
March 31, 2006	$236	$0.90	$0.95
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Consolidated net sales increased by $46.7 million, or 84.3%, to $102.1million for the three months ended September 30, 2007 compared to consolidated net sales of $55.4 million for the three months ended September 30, 2006. Acquisitions during the quarter ending September 30, 2007 added $36.7 million to consolidated net sales. Excluding acquisitions, the Company reported increases in average metal selling prices representing $13.7 million. The higher average selling prices were offset by a $3.7 million decrease attributable to lower selling volume.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $16.1 million, or 155%, to $26.5 million for the three months ended September 30, 2007, compared to $10.4 million for the three months ended September 30, 2006. Acquisitions during the three months ending September 30, 2007 added $11.4 million to ferrous sales. Excluding acquisitions, the increase in ferrous sales was attributable to additional volume sold of 14,400 tons, or 28.9%, amounting to $3.0 million and an increase in average selling prices totaling $1.7 million. The average selling price for ferrous products was approximately $278 per ton for the three months ended September 30, 2007 compared to $209 per ton for the three months ended September 30, 2006.
Non-Ferrous Sales
     Non-ferrous sales increased by $24.8 million, or 101%, to $49.3 million for the three months ended September 30, 2007, compared to $24.5 million for the three months ended September 30, 2006. Acquisitions during the three months ending September 30, 2007 added $25.3 million to non-ferrous sales. Excluding acquisitions, non-ferrous sales decreased by $553,000 due to $1.0 million from lower sales volumes but were offset by an increase in average selling prices totaling $411,000. The average selling price for non-ferrous products was approximately $1.95 per pound for the three months ended September 30, 2007 compared to $1.26 per pound for the three months ended September 30, 2006, an increase of approximately 54.8%. Sales volumes totaled 25.2 million pounds for the three months ended September 30, 2007, including 6.5 million pounds sold by new acquisitions, compared to 19.6 million pounds for the three months ended September 30, 2006.
Lead Fabrication
     Lead fabrication sales increased by $6.0 million, or 29.4%, to $26.4 million for the three months ended September 30, 2007 compared to $20.4 million for the three months ended September 30, 2006. The increase was attributable to an increase in average selling prices of approximately $11.7 million offset by a $5.7 million reduction in volume sold. The average selling price for finished lead products was approximately $1.67 per pound for the three months ended September 30, 2007 compared to $0.93 per pound for the three months ended September 30, 2006.
Operating Expenses
     Operating expenses increased by $38.8 million, or 85.5%, to $84.2 million for the three months ended September 30, 2007 compared to $45.4 million for the three months ended September 30, 2006. Acquisitions in the three months ended September 30, 2007 added $31.2 million to the increase in operating expenses. Excluding acquisitions, the increase in operating expenses was due to a $6.7 million increase in the cost of purchased metals and overhead and a $851,000 net increase in other operating expenses. These operating expense changes include increases in the following costs: energy costs of $259,000, wages and benefits of $101,000, vehicle maintenance of $229,000, freight charges of $269,000, production and fabricating supplies of $191,000 offset by a reduction in other operating expenses of $198,000.

Selling, General, and Administrative
     Selling, general, and administrative expenses increased $2.3 million to $5.8 million, or 5.7% of sales, for the three months ended September 30, 2007, compared to $3.5 million, or 6.2% of sales, for the three months ended September 30, 2006. Acquisitions added $1.5 million to selling, general, and administrative expenses. Excluding acquisitions, increases in professional and consulting expenses of $533,000 which includes costs incurred to comply with Sarbanes-Oxley requirements and wages and benefits of $277,000 are the primary increases in selling, general and administrative costs.
Depreciation and Amortization
     Depreciation and amortization expenses increased by $647,000 to $1.7 million, or 1.6% of sales, for the three months ended September 30, 2007 compared to $907,000 or 1.8% of sales for the three months ended September 30, 2006. Acquisitions added $447,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased by $200,000. The increase in depreciation expense is due to additions to property and equipment made in the preceding twelve months.
Operating Income
     Operating income for the three months ended September 30, 2007 increased by $4.9 million or 87.5% to $10.5 million for the three months ended September 30, 2007 compared to $5.6 million for three months ended September 30, 2006. Acquisitions added $3.5 million in operating income for the three months ended September 30, 3007. Excluding acquisitions, operating income increased by $1.4 million and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $2.4 million or 2.4% of sales for the three months ended September 30, 2007 compared to $517,000 or 0.9% of sales for the three months ended September 30, 2006. On July 3, 2007, we entered into a financing agreement for two term loans totaling $50.0 million used to finance acquisitions amounting to $65.5 million. The effective interest rate for these two term loans was 11.86% at September 30, 2007. The remainder of the acquisition cost was borrowed under the Company’s senior secured credit facility.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 8.42% on an average balance of $24.8 million for the three-month period ending September 30, 2007 as compared to 9.84% on an average balance of $12.1 million for the three-month period ending September 30, 2006.
Income Taxes
     For the three months ended September 30, 2007, the Company recognized income tax expense of $2.9 million, resulting in an effective income tax rate of approximately 36%. For the three months ended September 30, 2006, the Company recognized income tax expense of $1.9 million resulting in an effective income tax rate of approximately 38%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Discontinued Operations
     The Company continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle. In addition to these environmental monitoring costs, (and reclassification of the Gulf Coast subsidiary discussed above), during the quarter ended September 30, 2006, certain assets held for sale and located on the site in College Grove were removed from the plant and scrapped. The three months ended September 30, 2006 includes a charge of $516,000, net of taxes, for these assets previously held for sale which have been scrapped.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Consolidated net sales increased by $60.7 million, or 38.0%, to $220.6 million for the nine months ended September 30, 2007 compared to consolidated net sales of $159.9 million for the nine months ended September 30, 2006. Acquisitions during the nine months ended September 30, 2007 added $40.3 million to consolidated net sales. Excluding acquisitions, the Company reported increases in average metal selling prices representing $34.5 million. The higher average selling prices were offset by a $14.1 million decrease attributable to lower selling volume.

Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $17.1 million, or 50.4%, to $51.0 million for the nine months ended September 30, 2007, compared to $33.9 million for the nine months ended September 30, 2006. Acquisitions during the nine months ending September 30, 2007 added $12.1 million to ferrous sales. Excluding acquisitions, the increase in ferrous sales was attributable to higher average selling prices amounting to $1.8 million and higher selling volumes totaling $3.2 million. The average selling price for ferrous products was approximately $254 per ton for the nine months ended September 30, 2007 compared to $228 per ton for the nine months ended September 30, 2006.
Non-Ferrous Sales
     Non-ferrous sales increased by $36.6 million, or 57.0%, to $100.8 million for the nine months ended September 30, 2007, compared to $64.2 million for the nine months ended September 30, 2006. Acquisitions during the nine months ending September 30, 2007 added $28.2 million to non-ferrous sales. Excluding acquisitions, non-ferrous sales increased $8.4 million due to higher average selling prices amounting to $11.2 million but were offset by lower sales volumes totaling $2.8 million. The average selling price for non-ferrous products was approximately $1.64 per pound for the nine months ended September 30, 2007 compared to $1.12 per pound for the nine months ended September 30, 2006, an increase of approximately 46.4%.
Lead Fabrication
     Lead fabrication sales increased by $7.0 million, or 11.3%, to $68.8 million for the nine months ended September 30, 2007 compared to $61.8 million for the nine months ended September 30, 2006. The increase was attributable to higher average selling prices amounting to $21.5 million offset by a $14.5 million reduction in volume sold. The average selling price for finished lead products was approximately $1.39 per pound for the nine months ended September 30, 2007 compared to $0.96 per pound for the nine months ended September 30, 2006.
Operating Expenses
     Operating expenses increased by $51.1 million, or 39.4%, to $180.9 million for the nine months ended September 30, 2007 compared to $129.8 million for nine months ended September 30, 2006. Acquisitions in the nine months ended September 30, 2007 added $34.1 million to the increase in operating expenses. Excluding acquisitions, the increase in operating expenses was due to an $17.5 million increase in the cost of purchased metals offset by a $537,000 decrease in other operating expenses related to reductions in sales volumes. These operating expense changes include decreases resulting from wages and benefits of $369,000, vehicle maintenance of $116,000, and freight charges of $126,000 and other operating cost reductions of $398,000. These reduced expenses were offset by, an increase in production and fabricating supplies of $116,000 and energy costs of $356,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $3.7 million to $13.7 million, or 6.2% of sales, for the nine months ended September 30, 2007, compared to $10.0 million, or 6.3% of sales, for the nine months ended September 30, 2006. Acquisitions added $1.6 million to selling, general, and administrative expenses. Excluding acquisitions, increases in professional and consulting expenses of $996,000, which includes costs incurred to comply with Sarbanes-Oxley requirements and wages and benefits of $802,000 are the primary increases in selling, general and administrative costs.
Depreciation and Amortization
     Depreciation and amortization expenses increased by $1.2 million to $4.1 million, or 1.8% of sales, for the nine months ended September 30, 2007 compared to $2.9 or 1.8% of sales for the nine months ended September 30, 2006. Acquisitions added $490,000 to depreciation and amortization expense. The increase in depreciation expense is due to additions to property and equipment made in the preceding twelve months.

Operating Income
     Operating income for nine months ended September 30, 2007 increased by $4.7 million or 27.3% to $21.9 million for the nine months ended September 30, 2006 compared to $17.2 million for nine months ended September 30, 2006. Acquisitions added $4.2 million in operating income for the nine months ended September 30, 3007. Excluding acquisitions, operating income decreased by $504,000 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $3.5 million or 1.6% of sales for the nine months ended September 30, 2007 compared to $1.8 million or 1.1% of sales for the nine months ended September 30, 2006. On July 3, 2007, we entered into a financing agreement with for two term loans totaling $50.0 million used to finance acquisitions amounting to $65.5 million. The effective interest rate for these two term loans was 11.86% at September 30, 2007. The remainder of the acquisition cost was borrowed under the Company’s senior secured credit facility.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lender’s base rate plus a margin. The average interest rate on this credit facility was 9.15% on an average balance of $19.6 million for the nine month period ending September 30, 2007 as compared to 8.89% on an average balance of $16.0 million for the nine month period ending September 30, 2006.
Income Taxes
     For the nine months ended September 30, 2007, the Company recognized income tax expense of $6.8 million, resulting in an effective income tax rate of approximately 36%. For the nine months ended September 30, 2006, the Company recognized income tax expense of $5.8 million resulting in an effective income tax rate of approximately 38%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary, until then a secondary lead smelting operation based in Tampa, Florida. For the nine months ending September 30, 2006, the Company has reclassified the operating losses of Gulf Coast Recycling to discontinued operations totaling $474,000, net of income taxes and a charge of $881,000 net of income taxes for the environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.. The Company also recorded a $560,000 gain, net of income taxes, on the sale of substantially all of the assets of Gulf Coast Recycling.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the nine months ended September 30, 2007, our operating activities used net cash of $13.3 million compared to net cash generated of $6.9 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, operating cash was produced by net income of $12.2 million, non-cash items of depreciation and amortization of $4.2 million, and other non-cash items of $467,000 which were offset by a $29.3 million change in working capital components and deferred income taxes of $806,000. The changes in working capital components include an increase in accounts receivable of $20.7 million due to higher sales, an $11.0 million increase in inventory balances, an increase in prepaid items of $1.8 million and a increase in accounts payable, accrued expenses and income taxes payable of $4.2 million. . For the nine months ended September 30, 2006, operating cash was produced by net income of $8.2 million, non-cash items of depreciation and amortization of $3.3 million, deferred income taxes of $1.5 million and other non-cash items of $256,000 partially offset by a $6.4 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $6.9 million due to higher sales, a $2.3 million increase in inventory balances and prepaid items of $1.5 million. These items were partially offset by an increase in accounts payable, accrued expenses and income taxes payable of $4.2 million.

     We used $92.6 million in net cash for investing activities for the nine months ended September 30, 2007 compared to net cash of $1.7 million used for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we paid $76.3 million in cash to acquire businesses, $7.9 million for purchases of equipment and capital improvements and restricted an additional $6.1 million for investments in biofuel activities and purchased a 40% interest in a biofuel processing concern for $3.6 million through our majority owned Beacon Energy Corp. subsidiary (formerly known as AgriFuel Co.). These amounts were offset by changes in other assets totaling $1.3 million. During the nine months ended September 30, 2006, the proceeds from the sale of substantially all the assets of our Gulf Coast Recycling subsidiary generated $6.0 million combined with proceeds from the disposal of other property and equipment of $319,000. This was offset by $7.0 million in purchases of equipment and capital improvements including the Syracuse facility and changes in other assets of $1.0 million.
     During the nine months ended September 30, 2007, we generated $105.8 million in net cash from financing activities compared to using $5.7 million of net cash during the nine months ended September 30, 2006. For the nine months ended September 30, 2007 we generated $34.2 million from the sale of common stock and an additional $3.6 million from the sale of common stock in our Beacon Energy Corp. subsidiary. Total debt repayments totaled $6.9 million but were offset by new borrowings of $74.2 million primarily for acquisitions made during the period. We also received $654 from the exercise of common stock warrants and options. For the nine months ended September 30, 2006 total debt repayments totaled $9.4 million offset by new borrowings of $3.8 million primarily for the purchase of property in Syracuse, New York as well as equipment and capital improvements.
Future Capital Requirements
     In July, 2007, we increased our existing credit facilities with Wells Fargo Foothill, Inc. to an aggregate amount of $85 million and entered into a new term loan agreement providing an additional $50 million of senior debt with Ableco Finance, LLC. We used the proceeds of the Foothill and Ableco financings for, among other purposes, acquiring the operating assets of Annaco, Inc., a major scrap metal recycling concern in Akron, Ohio, and most of the outstanding capital stock of Totalcat Group, Inc., a recycler and manufacturer of catalytic devices headquartered in Newark, New Jersey. Funds unused from these financings will be used for future acquisitions, working capital, and general corporate purposes.
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
     We will incur significant increased costs in implementing and responding to the new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may have to invest in additional accounting and software systems. We will be required to hire additional personnel and to use outside legal, accounting and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. There can be no assurance that a material weakness in our internal controls will not be identified in the course of our ongoing review. We may not be able to favorably assess the effectiveness of our internal controls when required to.

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
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2007, variable rate borrowings mainly consisted of outstanding borrowings of $82.2 million under our senior credit facilities. Borrowings under our senior secured credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Borrowings under our $50 million term loan credit facility with Ableco bears interest at the prime rate plus a margin or at the Company’s election, the current LIBOR rate plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Assuming our average variable borrowings during a fiscal year were to equal the outstanding borrowings under our senior secured credit facility as of September 30, 2007, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $822,000 per year, with a corresponding change in cash flows.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 30, 2007 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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

     We have started to document and analyze the systems of disclosure controls and procedures and internal control over financial reporting of the acquired companies and integrate them within our broader framework of controls. As we integrate the historical internal controls over financial reporting of the acquisitions made into our own internal controls over financial reporting, certain temporary changes may be made to our internal controls over financial reporting until such time as this integration is complete.
     We plan to continue this evaluation and integration in the next fiscal year. Although we have not yet identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of these acquisitions, there can be no assurance that a material weakness will not be identified in the course of this review.
(b) Changes in internal controls over financial reporting.
     Except as discussed above, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our nine months ending September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. Exhibits.
     The following exhibits are filed herewith:
10.1	Form of Amendment No. 1 dated August 22, 2007 to Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co., nka Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.

10.2	Form of Series B Stock Subscription Agreement and Stockholder Agreement dated August 22, 2007 among Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)
Date: October 25, 2007	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: October 25, 2007	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)