Form 10-K
period 2007-12-31
METALICO INC
filed 2008-03-14
CIK 1048685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was $147,172,777.

Number of shares of Common stock, par value $.001, outstanding as of March 7, 2008: 32,329,094

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, and 13 hereof.

METALICO, INC.

FOR THE YEAR ENDED DECEMBER 31, 2007

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

Metalico, Inc. (referred to in this 10-K Report as “the Company,” “Metalico,” “we,” “us,” “our,” and similar terms) operates in two distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabrication”). The Company’s operating facilities as of December 31, 2007, included eleven scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey and West Chester and Quarryville, Pennsylvania and an aluminum de-ox plant located in Syracuse, New York, and five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois. The Company markets its products on a national basis but maintains several international customers.

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

SUMMARY OF BUSINESS

Ferrous and Non-Ferrous Scrap Metal Recycling

The Company has concentrated on acquiring and successfully consolidating scrap operations by initially acquiring companies to serve as platforms into which subsequent acquisitions would be integrated. We believe that through the integration of our acquired businesses, we have enhanced our competitive position and profitability of the operations because of broader distribution channels, elimination of redundant functions, greater utilization of operating assets, and improved managerial and financial resources.

We are one of the largest full-service metals recyclers in upstate and Western New York, with seven recycling facilities located in that regional market. We recently expanded our regional market by acquiring scrap processing facilities in Akron, Ohio, Newark, New Jersey and Quarryville, Pennsylvania. Our operations primarily involve the collection and processing of ferrous and non-ferrous metals. We collect industrial and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our ultimate consumers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters, aluminum recyclers and metal brokers. We acquire unprocessed scrap metals primarily in our local and regional markets and sell to consumers nationally and in Canada as well as to exporters and international brokers. We are also able to supply quantities of scrap aluminum to our aluminum recycling facility and scrap lead to our lead fabricating subsidiaries. We believe that we provide comprehensive product offerings of both ferrous and non-ferrous scrap metals.

Our platform facilities in upstate New York and our recently acquired Akron, Ohio scrap facility have ready access to both highway and rail transportation, a critical factor in our business. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we manufacture de-oxidizing aluminum (“de-ox”), a form of refined aluminum, for the steel industry. In May 2007, we acquired Tranzact Corporation, a recycler of molybdenum, tantalum and tungsten scrap located in Quarryville, Pennsylvania. In July 2007, we acquired a majority interest in Totalcat Group, Inc., a recycler and manufacturer of catalytic devices from which we obtain platinum, palladium and rhodium, headquartered in Newark, New Jersey. These recent acquisitions have demonstrated our strategy of diversifying our metal mix, which we believe mitigates our exposure to volatile commodity prices.

Our metal recycling business has collection and processing facilities in the following locations:

Location	Number of Facilities

Buffalo, New York	1
Niagara Falls, New York	1
Lackawanna, New York (Hamburg)	1
Rochester, New York	3
Syracuse, New York	1
Newark, New Jersey	1
Akron, Ohio	1
Quarryville, Pennsylvania	1
West Chester, Pennsylvania	1

Ferrous Scrap Industry.  Our ferrous (iron-based) products primarily include sheared and bundled scrap metal and other scrap metal, such as turnings and busheling and broken cast iron. We and others in our industry anticipate that the demand for recycled ferrous metals will increase due to the continuing transformation of the world’s steel producers from virgin iron ore-based blast furnaces to newer, technologically advanced electric arc furnace mini-mills. The electric arc furnace process, which primarily uses recycled metal compared with the traditional steel-making process that uses significantly less recycled metal, is more environmentally sound and energy efficient. By recycling steel, scarce natural resources are preserved and the need to disrupt the environment with the mining of virgin iron ore is reduced. Further, when recycled metal is used instead of iron ore for new steel production, air and water pollution generated by the production process decreases and energy demand is reduced. Currently, almost half of domestic steel and much of foreign-based steel is produced using scrap in the electric arc furnace process.

Non-Ferrous Scrap Industry.  We also sort, process and package non-ferrous metals, which include aluminum, copper, stainless steel, brass, nickel-based alloys and high-temperature alloys, using similar techniques and through application of our technologies. Our recent acquisitions have expanded our non-ferrous metal product line to include higher priced metals such as molybdenum, tungsten and tantalum which we obtain primarily from industrial accounts and the platinum group metals such as platinum, palladium and rhodium which are derived from the processing of catalytic converters, The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher unit selling prices of non-ferrous metals, which justify the cost of shipping over greater distances. Non-ferrous scrap is sold under multi-load commitments or on a single-load spot basis, either mill-direct or through brokers, to intermediate or end-users which include smelters, foundries and aluminum sheet and ingot manufacturers. Secondary smelters, utilizing processed non-ferrous scrap as raw material, can produce non-ferrous metals at a lower cost than primary smelters producing such metals from ore. This is due to the significant savings in energy consumption, environmental compliance, and labor costs enjoyed by the secondary smelters. These cost advantages, and the long lead-time necessary to construct new non-ferrous primary smelting facilities, have generally resulted in sustained demand and strong prices for processed non-ferrous scrap during periods of high demand for finished non-ferrous metal products.

Lead Fabrication

Through five physical operations located in four states, we consume approximately 93 million pounds of lead metal per year that are utilized in more than one hundred different base products. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding, electronic solders, ammunition, automotive, Department of Defense contractors, and others.

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

Business Strategies

Our core business strategy is to grow our scrap metal recycling business through acquisitions in existing, contiguous and new markets, and enhance our position as a high quality producer of recycled metal products through investments in state-of-the-art equipment and to improve operational density. Ferrous and non-ferrous scrap metal recycling represents approximately 60% and 62% of our operating income for the years ended December 31, 2007 and 2006 respectively, before corporate expenses, eliminations, impairment and other nonrecurring charges. Our ferrous and non-ferrous scrap metal recycling operations are the leading processors in their local markets. We intend to continue focusing on increasing our position as the premier recycled metals processor in our existing regional markets and vigorously exploring growth opportunities in contiguous and new geographic markets. In 2007, we acquired four businesses that expanded our regional presence and diversified our commodity base.

Historically, our lead fabrication business has generated reliable cash flows. It does not typically require significant capital expenditures. However, we are currently undertaking a mill replacement project that will improve productivity in our Birmingham, Alabama plant. We intend to improve cash flows and expand our market share in this business primarily by continued focus on operating efficiencies. We will attempt to reduce our largest operating expense, which is our raw material cost, by increasing the number of our suppliers of refined and scrap lead and reduce operating costs through further automation where appropriate. We intend to reduce our other operating and administrative costs through continued integration and further automation of the work flow process at our Alabama-based fabricator. In addition, we intend to grow this business through increased sales and marketing efforts and through acquisition of complementary product lines or competitive business operations should the opportunities present themselves.

We invested a total of $5.0 million in Beacon Energy Corp. (formerly AgriFuel Co.), a privately held corporation organized to produce and market biofuels refined from waste vegetable oil, animal fats, and agricultural feedstocks. Beacon focuses on biodiesel within the market for biofuels, which are alternatives to petroleum-based energy sources made from natural and renewable resources like soybeans and other oil-producing plant materials as well as spent vegetable oils and animal fats from restaurants. Biofuels are clean-burning fuels containing no petroleum that can be used in blends with distillate petroleum products or independently in motor vehicles and in certain home heating systems. Biodiesel is an alternative to various oil distillate products, including diesel and certain home heating oils, that can be used in a variety of diesel engines and home heating systems. The Company has been using blends ranging from 20% to 80% biodiesel (identified in the industry as B20 and B80) since June of 2005 to fuel most of the trucks and off-road heavy equipment used in its New York State operations.

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

Capture benefits of integration.  When we have made acquisitions we have historically sought to capture the benefits of business integration whenever possible. For example, our aluminum smelting and recovery facility located in Syracuse, New York will consume many of the grades of aluminum scrap that our other scrap yards process. This relationship allows these subsidiaries to take advantage of transportation efficiencies, avoid some of the processing costs associated with preparing scrap for sale to third parties, internalize pricing mark-ups and expand service to consumers. In addition, we believe we enjoy a competitive advantage over non-vertically integrated lead fabrication companies as a result of our refining capabilities within our lead fabrication operations. Our Granite City, Illinois plant has the ability to process and refine various forms of scrap lead. Typically scrap lead can be purchased, processed and refined for less cost than refined lead can be purchased from existing suppliers. Our Granite City plant has the capacity to supply Mayco with one-third of its refined lead needs on a monthly basis, subject to cost and availability of scrap lead. We also sell batteries to lead smelting operations which in turn supply lead to Mayco through tolling agreements.

Maximize operating efficiencies.  Our goal is to continue improving operating efficiency in both business segments in order to maximize operating margins in our business. We have made significant investments in property, plant and equipment designed to make us a more efficient processor helping us to achieve economies of scale. For example, in our Syracuse operations, we are in the process of bringing a rail spur into the property that will allow us to ship more metal, to reach new consumers and save freight cost. Currently, we are upgrading our Birmingham, Alabama lead mill and plant, which is our primary lead production facility. The purpose of the upgrades is to significantly increase the plant’s overall efficiency, both in terms of manufacturing costs and utility costs. We project that the upgraded mill will be operational in mid-2008. We continue to invest in new equipment and make improvements to enhance productivity and to protect the environment such as installing oil water collectors/separators in our scrap yards.

Mitigate commodity price risk.  We strive to maintain an appropriate sales mix of ferrous and non-ferrous metal products to reduce commodity price risk. We believe that a diversified scrap metal operation minimizes our exposure to fluctuations in any single metal market. Ferrous scrap metal recycling and non-ferrous scrap metal recycling represent approximately 32.7% and 67.3%, respectively, of our scrap metal revenue for the year ended December 31, 2007 as compared to 33.7% and 66.3% respectively for the year ended December 31, 2006. Our non-ferrous sales are spread over six primary metals groups: aluminum, red metals, lead, high temp alloys, platinum group and noble metal group.

Rapidly turn inventory in order to minimize exposure to commodity price risk and avoid speculation.  We consistently turn inventory in order to minimize exposure to commodity price swings and maintain consistent cash flows.

FERROUS AND NON-FERROUS SCRAP METAL RECYCLING

Our recycling operations encompass buying, processing and selling scrap metals. The principal forms in which scrap metals are generated include industrial scrap and obsolete scrap. Industrial scrap results as a by-product generated from residual materials from metal product manufacturing processes. Obsolete scrap consists primarily of residual metals from old or obsolete consumer and industrial products such as doors and window frames, appliances, plumbing fixtures, electrical supply components, automobiles and demolition of structures.

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

•	Sorting. After purchasing ferrous scrap metal, we inspect the material to determine how it can most efficiently be processed to maximize profitability. In some instances, scrap may be sorted and sold without further processing. We separate scrap for further processing according to its size and metallurgical composition by using conveyor systems, crane-mounted electromagnets and/or grapples.

•	Torching, Shearing or Cutting. Pieces of oversized ferrous scrap, such as obsolete steel girders and used drill pipes, which are too large for other processing, are cut with hand-held acetylene torches, crane-mounted alligator shears or stationary guillotine shears. After being reduced to specific lengths or sizes, the scrap is then sold and shipped to those consumers who can accommodate larger materials in their furnaces, such as mini-mills.

•	Block Breaking. Obsolete automotive engine blocks are broken into several reusable metal byproducts with specialized machinery that eliminates a labor-intensive process with capability to efficiently and profitably process large volumes. The machinery also includes two oil/water separation systems that partially recover energy from the process.

•	Baling. We process light-gauge ferrous metals such as clips and sheet iron, and by-products from industrial manufacturing processes, such as stampings, clippings and excess trimmings, by baling these materials into large, dense, uniform blocks. We use cranes, front-end loaders and conveyors to feed the metal into hydraulic presses, which compress the materials into cubes at high pressure to achieve higher density for transportation and handling efficiency.

•	Briquetting. We process borings and turnings made of steel and iron into briquettes using cold briquetting methods, and sell these briquettes to steel mills or foundries. We possess the technology to control the metallurgical content of briquettes to meet customer specifications.

•	Breaking of Furnace Iron. We process cast iron which includes blast cast iron, steel pit scrap, steel skulls and beach iron. Large pieces of iron are broken down by the impact of forged steel balls dropped from cranes. The fragments are then sorted and screened according to size and iron content.

Ferrous Scrap Sales.  We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for large consumers. Most of our consumers purchase processed ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. The price at which we sell our ferrous scrap depends upon market demand and competitive pricing, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of rail or truck transportation to the buyer. Ferrous scrap is shipped via truck and rail transportation. Ferrous scrap transported via truck is sold predominately to mills usually located in Pennsylvania, New York and metropolitan Toronto within eight hours of our recycling facilities. Ferrous scrap transported via rail can be shipped anywhere in the continental United States. Our recycling facilities ship primarily via rail to consumers in Pennsylvania, Ohio, Illinois, and Indiana. Ferrous scrap metal sales accounted for 23.6% and 21.0% of revenue for the years ended December 31,

2007 and 2006, respectively. We believe our profitability may be enhanced by our offering a broad product line to a diversified group of scrap metal consumers. Our ferrous scrap sales are accomplished through a calendar month sales program managed regionally.

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

•	Sorting. Our sorting operations separate non-ferrous scrap manually and are aided by conveyor systems and front-end loaders. In addition, many non-ferrous metals are identified and sorted by using grinders and spectrometers and by torching. Our ability to identify metallurgical composition is critical to maximizing margins and profitability. Due to the high value of many non-ferrous metals, we can afford to utilize more labor-intensive sorting techniques than are employed in our ferrous operations. We sort non-ferrous scrap for further processing and upgrading according to type, grade, size and chemical composition. Throughout the sorting process, we determine whether the material can be cost effectively processed further and upgraded before being sold.

•	Copper and Brass. Copper and brass scrap may be processed in several ways. We sort copper predominantly by hand according to grade, composition and size. We package copper and brass scrap by baling, boxing and other repacking methods to meet consumer specifications.

•	Platinum Group Metals. We recover the platinum group metals or “PGMs” from scrap ceramic substrate automobile catalytic converters, scrap metal substrate automotive catalysts as well as from catalysts used in stationary and other industrial applications. The converter substrate is recovered from catalytic converters and is shipped to a third party processor who extracts the PGMs from the substrate.

•	Aluminum and Stainless Steel. We process aluminum and stainless steel based on type of alloy and, where necessary, size the pieces to consumer specifications. Large pieces of aluminum or stainless steel are cut using crane-mounted alligator shears and stationary guillotine shears and are baled individually along with small stampings to produce large bales of aluminum or stainless steel. Smaller pieces of aluminum and stainless steel are boxed individually and repackaged to meet consumer specifications.

•	Thermal Technology. The aluminum melting and recovery facility used thermal technology in a sweat furnace to separate aluminum from scrap items such as gas meters, transmissions, engine blocks, window and door frames, kegs, and other aluminum scraps bearing iron content. The expanded facility in Syracuse, New York uses a reverberatory furnace providing higher throughput expanded feedstock and greater recovery efficiencies.

•	Other Non-Ferrous Materials. We process other non-ferrous metals using similar cutting, baling and repacking techniques as are used to process copper and brass. Other significant non-ferrous metals we process come from such sources as molybdenum, tantalum, tungsten, titanium, brass and high-temperature nickel-based alloys which are often hand sorted to achieve maximum value.

Non-Ferrous Scrap Sales.  We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of national and international economic activity, with prices generally linked to quotations for primary metal on the London Metal Exchange or COMEX Division of the New York Mercantile Exchange. Suppliers and consumers of non-ferrous metals also use these exchanges to hedge against metal price fluctuations by buying or selling futures contracts. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. Non-ferrous scrap is shipped predominately via third-party truck to consumers generally located east of the Mississippi River. Non-ferrous metal sales accounted for 48.5% and 41.1% of total revenue for the years ended December 31, 2007 and 2006. The Company does not use futures contracts to hedge prices for its products.

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

We occasionally face competition for purchases of unprocessed scrap from producers of steel products, such as integrated steel mills and mini-mills, that have vertically integrated their current operations by entering the scrap metal recycling business. Many of these producers have substantially greater financial, marketing and other resources. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability and cost of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap, which could result in lower prices for such products.

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

Suppliers

We obtain refined lead through multi-month contracts and on occasion on a spot market basis. We have historically bought large quantities of lead when we determined that commodity pricing was favorable, kept very limited amounts of finished product in inventory and scheduled production to fill orders. Principal sources of refined lead are domestic secondary lead smelters, imported primary lead marketed by brokers and, to a lesser extent, domestic primary lead smelters. We also generate refined lead by purchasing an extensive variety of scrap lead and refining it in our processing facilities. Changing lead markets may impact the Company’s ability to secure the volume of raw materials needed at pricing considered sustainable before driving consumers to consider substitute products.

Sales, Markets and Customers Served

We sell our lead fabrications nationally. Products are sold to distributors, wholesalers, and the plumbing and building trades and other consumers. We have stable, long-standing relationships with many of our customers. We sell substantial volumes of lead products used in home construction, such as lead flashings and sheet, in many parts of the nation.

Our sales and marketing department consists of internal salespeople who, in addition to sourcing leads for new business, function in a customer service role, working with existing customers. We also use independent sales representatives and product marketing organizations throughout the country.

Competition

Our lead fabrication facilities compete against two fabricators of similar products based in the Southwest who distributes nationally and several smaller regional producers of similar products. To a lesser extent, we also compete against products imported from South America, Canada, Europe and Asia.

Smelting

On May 31, 2006, our Gulf Coast Recycling, Inc. subsidiary (“Gulf Coast”) sold substantially all of its assets. As a result, we have exited the secondary lead smelting business.

Seasonality and other conditions

Both the Scrap Metal Recycling and Lead Fabrication segments of our business generally experience seasonal slowness in the months of July and winter months, as customers tend to reduce production and inventories and winter weather impacts construction and demolition activity. In addition, periodic maintenance shutdowns or labor disruptions at our larger customers may have an adverse impact on our operations. Our operations can be adversely affected as well by protracted periods of inclement weather or reduced levels of industrial production, which may reduce the volume of material processed at our facilities.

Employees

At March 3, 2008, we had 612 employees. Thirty-nine of these employees, employed in our Granite City, Illinois facility, are covered by a collective bargaining agreement which expires March 15, 2008. Negotiations on a new collective bargaining agreement for the Granite City facility are proceeding and we do not anticipate a work stoppage. In July 2007, through the acquisition of a scrap processing facility in Akron, Ohio, we acquired an additional forty-two union employees that are covered by a collective bargaining agreement expiring on June 25, 2008.

A strike or work stoppage could impact our ability to operate the Granite City facility or the Akron facility. Our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees.

Recent Developments

On February 12, 2008, our Beacon Energy subsidiary entered into an Asset Purchase Agreement with Smithfield Bioenergy for the purchase of all of Smithfield’s biodiesel operation assets for approximately $9.8 million. The agreement contains certain closing date adjustments for inventory (both raw materials and finished product) and customary terms and conditions. The obligations of Smithfield in the transaction have been guaranteed by Smithfield Foods Inc. The transaction is anticipated to close on or about April 15, 2008.

On January 25, 2008, we acquired substantially all of the operating assets of American CatCon Holdings, LLC, which operated a catalytic converter recycling business in Buda and Dallas, Texas, and its affiliate, American Cat Con, LLC, which operated a similar business in Gulfport, Mississippi. These acquisitions further expand our platform and presence in the recycling of Platinum Group Metals contained in catalytic converters. Management believes this industry will experience continued rapid growth from the increasing number of automobiles being de-manufactured every year.

Segment reporting

See Note 19 to the Company’s audited financial statements for the year ended December 31, 2007, located elsewhere in this report.

Available Information

The Company makes available at no cost on its website, www.metalico.com, its reports to the Securities and Exchange Commission (the “SEC”) and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. Interested parties should refer to the Investors link on the home page of the Company’s website. In addition, the Company’s Code of Business Conduct and Ethics and Insider Trading Policy, the charters for the Board of Directors’ Audit Committee and Compensation Committee, and the Board’s Statement of Nominating Principles and Procedures, all of which were adopted by our Board of Directors, can be found on the Company’s website through the Corporate Governance link on the Investors page. The Company will provide these governance documents in print to any stockholder who requests them. Any amendment to, or waiver of, any provision of the Code of Ethics and any waiver of the Code of Business Conduct and Ethics for directors or executive officers will be disclosed on our website under the Corporate Governance link.

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

Although we seek to turn over our inventory of raw or processed scrap metals as rapidly as possible, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond our control, including:

•	general domestic and global economic conditions, including metal market conditions;

•	competition for sourcing metal;

•	the financial condition of our major suppliers and consumers;

•	the availability of imported finished metal products;

•	domestic and international demand for U.S. scrap;

•	the availability and relative pricing of scrap metal substitutes;

•	import duties and tariffs;

•	currency exchange rates; and

•	domestic and international labor costs.

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

The volatile nature of metal commodity prices makes it difficult for us to predict future revenue trends as shifting international and domestic demand can significantly impact the prices of our products and effect anticipated future results. A slowdown or recession in the United States could have a negative impact on metal prices due to reduced demand. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. We do not use futures contracts to hedge prices for our products. This volatility, and the resulting unpredictability of revenues and costs, can adversely and materially affect our operating margins and other results of operations.

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

Our business may be adversely affected by increases in steel imports into the United States which will generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals domestically. Our operating results could also be negatively affected by strengthening or weakening in the U.S. Dollar. US dollar weakness provides some support to prices of commodities that are denominated in US dollars but with large non-US consumption and cost bases. For example, appreciation in the Chinese and Indian currencies have increased marginal costs of aluminium and iron ore production, thereby increasing the underlying cost basis for prices. Export markets, including Asia and in particular China, are important to the scrap metal recycling industry. Weakness in economic conditions in Asia and, in particular slowing growth in China, could negatively affect us.

The high cost of lead may impact our ability to sell product

Additional increases in the cost of lead could reduce the demand for lead products by making nonlead-bearing alternatives more cost attractive. Changing lead markets may impact our ability to secure the volume of raw materials needed at pricing considered sustainable before driving consumers to substitute products. Our lead fabrication facilities may be adversely impacted by increases or decreases in lead pricing. For example, a sudden decrease in lead prices would negatively affect our profit margins upon the sale of inventory with a higher lead average carrying cost. Disruptions in domestic or foreign lead refining capacity could impact our ability to secure enough raw materials to meet production requirements. Additionally, fluctuations in lead pricing could negatively impact the supply of raw material for the fabricators.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

As of December 31, 2007, we had $95.1 million of total debt outstanding, before the application of cash and cash equivalents of $3.3 million available for repayment of such indebtedness. We also had an additional $9.2 million of cash that is restricted for investment by and general working capital needs of Beacon Energy Corp. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments, we will incur additional indebtedness in the future. We anticipate our debt service payment obligations during the next twelve months, to be approximately $19.7 million, comprised of principal coming due within the next twelve months of $11.4 million plus interest of $8.3 million. As of December 31, 2007, approximately $84.7 million of our debt accrued interest at variable rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Based on actual amounts outstanding as of December 31, 2007, if the interest rate on our variable rate debt were to increase by 1%, our annual debt service payment obligations would increase by approximately $847,000. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:

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

Under our senior financing agreements, we are required to satisfy specified financial covenants, including minimum EBITDA covenants, leverage ratios and maximum capital expenditure covenants. Although we are currently in compliance with the covenants and satisfy our financial tests, we have in the past been in technical default under our loan facilities, all of which had been waived. Our ability to comply with these specified financial covenants may be affected by general economic conditions, industry conditions, market fluctuations in metal prices, and other events beyond our control. Our breach of any of the covenants contained in the agreements governing our indebtedness, including our loan agreements, could result in a default under such agreements. In the event of a default, a lender could elect not to make additional loans to us and to declare all amounts borrowed by us, together with accrued interest, to be due and payable. In the event that this occurs, we would likely be unable to repay all such accelerated indebtedness.

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

Our lead fabrication operations compete against two fabricators of similar products in the Southwest who distributes nationally, and several smaller regional producers of similar products. To a lesser extent, we also compete against products imported from South America, Canada, Europe and Asia. To the extent that one or more of our competitors becomes more successful with respect to any key factor, our ability to attract and retain consumers could be materially and adversely affected.

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

Sales to our ten largest consumers represented approximately 28.7% of consolidated net sales for the year ended December 31, 2007 and 29.0% of consolidated net sales for the year ended December 31, 2006. Sales to our largest consumer represented approximately 8.4% of consolidated net sales for the year ended December 31, 2007, and 6.5% of consolidated net sales for the year ended December 31, 2006. In connection with the sale of our products, we generally do not require collateral as security for consumer receivables. We have significant balances owing from some consumers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of those receivables. The loss of a significant consumer or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

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

As of March 3, 2008, approximately 39 of our active employees located at our facility in Granite City, Illinois were represented by the United Steelworkers of America and approximately 42 of our employees located at our scrap processing facility in Akron Ohio were represented by Unite Here. Our agreement with the United Steelworkers of America expires on March 15, 2008 and our agreement with Unite Here expires on June 25, 2008. Negotiations on a new collective bargaining agreement with the United Steelworkers are proceeding and we do not anticipate a work stoppage. Although we are not aware at this time of any current attempts to organize other employees of ours, our employees may organize in the future. If we are unable to successfully renegotiate the terms of the contracts governing our employees currently or in the future or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be materially and adversely affected.

Our operations present significant risk of injury or death. We may be subject to claims that are not covered by or exceed our insurance.

Because of the heavy industrial activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors, notwithstanding the safety precautions we take. Our operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration (“OSHA”), which has from time to time levied fines against us for certain isolated incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee injury or death that may occur in the future. These types of incidents may not be covered by or may exceed our insurance coverage and may have a material adverse effect on our results of operations and financial condition.

Our business is seasonal and affected by weather conditions, which could have an adverse effect on our revenues and operating results.

Both of our business segments generally experience seasonal slowness in the months of July and winter months, as consumers tend to reduce production and inventories. In addition, periodic maintenance shutdowns or labor disruptions at our larger consumers may have an adverse impact on our operations. Our operations can also be adversely affected by periods of inclement weather, particularly during the winter and during the hurricane season in the Southeast region of the United States, which can adversely impact industrial and construction activity as well as transportation and logistics.

We have incurred and will continue to incur significant increased costs in order to assess our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission, or SEC, require us to include this assessment and attestation in this Annual Report on Form 10-K and annual reports for our future fiscal years.

We have incurred and will continue to incur significant increased costs in maintaining compliance with existing subsidiaries, implementing and testing controls at recently acquired subsidiaries and responding to the new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may have to invest in additional accounting and software systems. We will be required to hire additional personnel and to use outside legal, accounting and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

There has been a limited established public trading market for our common stock, and we cannot guarantee that our stock price will not decline after the effective date of this report.

Our common stock began trading on the American Stock Exchange on March 15, 2005 under the symbol “MEA.” We cannot predict the price at which our common stock will trade. The price at which our common stock trades may fluctuate significantly. Prices for our common stock will be determined in the trading markets and may be influenced by many factors, including our financial results, developments generally affecting our industries, the performance of each of our business segments, our capital structure (including the amount of our indebtedness), general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in metal prices, investor perceptions of our business and us, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other Risk Factors discussed in this report.

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

Item 2.	Properties

Our facilities are generally comprised of:

•	indoor and outdoor processing areas;

•	various pieces of production equipment and transportation related equipment;

•	warehouses for the storage of repair parts and of unprocessed and processed ferrous and non-ferrous scrap;

•	storage yards for unprocessed and processed scrap;

•	machine or repair shops for the maintenance and repair of vehicles and equipment;

•	scales for weighing scrap;

•	loading and unloading facilities;

•	administrative offices; and

•	garages for transportation equipment.

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

The following table sets forth information regarding our principal properties:

		Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned

Metalico, Inc. 186 North Ave. East Cranford, NJ	Corporate Headquarters	6,190	N/A	Leased(1)
Mayco Industries, Inc. 18 West Oxmoor Rd. Birmingham, AL 19 West Oxmoor Rd. Birmingham, AL	Office/ Lead Product Fabrication and Manufacturing and Storage Warehouse	96,183 75,000	7.5 1.7	Owned Leased(2)
Metalico Buffalo, Inc. 127 Fillmore Ave. Buffalo, NY	Office/Scrap Processor/ Metal Storage	312,966	24	Owned
Metalico Granite City, Inc. 1200 16th St. Granite City, IL	Office/ Lead Product Fabrication	180,570	12.5	Owned
Metalico Rochester, Inc. 1515 Scottsville Rd. Rochester, NY d/b/a Diversified 50 Portland Ave. Rochester, NY	Office/Scrap Processor/ Metal Storage Office/Scrap Processor/ Metal Storage	74,175 27,500	12.7 3.2	Owned Owned
Metalico Syracuse, Inc. 6443 Thompson Rd. Dewitt, NY	Office/ Scrap Handling/ Aluminum Melting/ De-Ox Production/Storage	108,000	22	Owned
West Coast Shot, Inc. 32 Red Rock Rd. Carson City, NV	Office/ Lead Product Fabrication/ Storage	6,225	1.5	Owned
Buffalo Hauling Corp. 1951 Hamburg Turnpike Lackawanna, NY	Office/Scrap Handling/ Rail Sittings for Transshipping/Storage	28,992	12	Leased(3)
Metalico Aluminum Recovery, Inc. 1951 Hamburg Turnpike Lackawanna, NY	Storage	81,550	2	Leased(4)
Metalico Niagara, Inc. 2133 Maple Ave. Niagara Falls, NY	Office/Scrap Processor/ Metal Storage	4,050	1	Leased(5)
Santa Rosa Lead Products, Inc. 33 So. University St. Healdsburg, CA 33 Healdsburg Ave. Healdsburg, CA 3949 Guasti Rd. Ontario, CA	Office/ Lead Product Fabrication and Storage Warehouse Office/Production/Storage	14,000 2,070 6,160	1.5 N/A N/A	Leased(6) Leased(7) Leased(8)
Metalico Transfer, Inc. 150 Lee Road Rochester, NY	Office/ Waste Transfer Station	35,000	5	Owned

		Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned

Totalcat Group, Inc. 2-20 E. Peddie Street Newark, NJ 901 South Bolmar St. West Chester, PA	Office/Catalytic Converter Processor/ Material Storage Office/ Production/ Material Storage	22,000 8,160	N/A N/A	Leased(9) Leased(10)
Metalico Akron, Inc 888 Hazel Street Akron, OH 943 Hazel Street Akron, OH	Office/Scrap Processor/ Metal Storage Scrap Processor/ Metal Storage	6,660 34,350	10.3 19.7	Owned Owned
Tranzact, Inc. 1185 Lancaster Pike Quarryville, PA	Office/ Scrap Processor/ Metal Storage	12,000	2.7	Leased(11)
American CatCon, Inc. 17401 Interstate Highway 35 Buda, TX	Office/Catalytic Converter Processor/ Material Storage	30,000	10	Leased(12)
American CatCon, Inc. 10123 Southpark Drive Gulfport, MS	Office/Catalytic Converter Processor/ Material Storage	10,000	2.5	Leased(13)

(1)	The lease on our corporate headquarters expires June 30, 2009, subject to an automatic renewal clause for three successive three-year periods that is effective unless we give notice at least 180 days prior to the then-effective termination date. The current annual rent is $136,180.

(2)	The lease currently expires December 31, 2008. The lessor may terminate at any time on sixty days’ written notice. The annual rent is $36,000 for the year ending December 31, 2007.

(3)	Lease terminated on May 31, 2007. As of June 1, 2007 a mobile office trailer was purchased and placed on adjacent property. This is a month to month lease at $3,500 a month that includes access to 750 feet of railroad.

(4)	The lease expired April 30, 2006. Metalico Aluminum Recovery, Inc. proposed that it would continue to utilize the premises and pay rent for two full years regardless of when it vacates the site and will cooperate with the landlord to find a successor tenant to occupy the site when it does vacate. The landlord did not provide a formal response to this proposal, but has provided an updated payment schedule for the next two years. Metalico Aluminum Recovery, Inc. intends to keep paying rent and to terminate the lease prior to the commencement of the next renewal term.

(5)	The lease currently expires October 31, 2010. We have the right to renew for five additional years. The annual rent is $30,000. We also have an option to purchase the underlying premises for a price to be determined. The option expires upon the expiration of the term of the lease, including any renewal term.

(6)	The lease expires September 30, 2009. The current rent is $8,000 per month. As of April 1, 2007, the monthly rent increased to $8,400 and the annual rent is $100,800.

(7)	We occupy a portion of the premises on a month-to-month lease for a monthly rent of $761.

(8)	The lease currently expires July 31, 2010. Monthly rent is $5,132 through July 31, 2008, thereafter $5,337 through July 31, 2009, and thereafter $5,551 through July 31, 2010.

(9)	The lease expires on March 31, 2009. The Company has the right to renew for one additional five-year term with a fixed rent increase of 5% over and above the initial term rental rate. The annual rent is $60,000 plus Tenant’s proportionate share of municipal property taxes.

(10)	The lease commenced on July 14, 2006 and expires on August 14, 2011. The annual rent is $59,160 in year 1; $60,955 in year 2; $62,750 in year 3; 64,627 in year 4; 66,585 in year 5. Tenant has the right, with at least nine months prior written notice to the landlord, to extend the lease for two additional three-year terms.

(11)	The lease expires on May 31, 2012 with an option to renew for one five-year period. The annual rent for the initial term is $84,000. Annual rent for renewal term is $96,600. Renewal is automatic unless tenant sends written notice not less than six months prior to expiration of first term.

(12)	The lease expires on January 31, 2013. The annual rent is $366,323. Tenant has the right, with at least ninety days prior written notice to the landlord, to extend the lease for one additional five-year term. Annual rent for each year in the renewal term would increase in accordance with increases in the Consumer Price Index. Tenant also holds option to purchase the premises.

(13)	The lease expires on June 30, 2008. The monthly rent is $2,500. Tenant has exercised option to purchase the premises, which purchase is expected to close before expiration of lease.

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

In March 2005, Gulf Coast received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. Gulf Coast retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (“PRP’s”) in addition to Gulf Coast. Effective October 3, 2006, EPA, Gulf Coast, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and EPA, Gulf Coast, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. The consulting firm retained by Gulf Coast to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $2,622,000. Gulf Coast’s liability for remediation costs will be reduced by $200,000 as a result of contribution and participation agreements entered into by Gulf Coast and the two PRP’s respectively party to the two Settlement Agreements.

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

	Price Range
	High	Low

Year End December 31, 2007
First Quarter	$5.12	$4.36
Second Quarter	$8.51	$4.56
Third Quarter	$9.34	$6.34
Fourth Quarter	$12.86	$8.57
Year End December 31, 2006
First Quarter	$4.79	$3.09
Second Quarter	$5.84	$3.95
Third Quarter	$6.19	$3.36
Fourth Quarter	$5.24	$3.57

The closing sale price of our common stock as reported by the American Stock Exchange on March 3, 2008 was $11.63.

Holders

As of March 3, 2008, there were 300 holders of record of our common stock, two holders of warrants to purchase our common stock, and 65 holders of stock options exercisable for shares of our common stock.

Dividends

We have never declared or paid dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future. Instead, we anticipate that all our earnings, if any, in the foreseeable future will be used to finance the operation and growth of our business. In addition, our ability to pay dividends to holders of our capital stock is limited by our senior secured credit facility. Any future determination to pay dividends on our common stock is subject to the discretion of our Board of Directors and will depend upon various factors, including, without limitation, our results of operations and financial condition. In addition, at this time our senior secured credit facility prohibits the payment of dividends. We have no preferred stock outstanding.

Shareholder Performance

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the Standard & Poor’s Iron and Steel Industry Index Group from March 15, 2005, the first day of public trading of our common stock on the American Stock Exchange, through December 31, 2007. The graph assumes that $100 was invested in the Company’s Common Stock and each index on March 15, 2005, and that all dividends were reinvested.

Comparison of Cumulative Total Return

	3/15/05	12/31/05	12/31/06	12/31/07
Metalico, Inc.	100.0	58.3	97.1	207.9
Russell 2000 Index	100.0	107.4	125.7	122.2
S&P Steel Index	100.0	104.9	184.4	219.8

Item 6.	Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

The selected historical financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 2007, 2006 and 2005 and the selected balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected income statement data for the years ended December 31, 2004 and 2003 and the selected balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
		($ thousands, except share data)

Selected Income Statement Data:
Revenue	$334,213	$207,655	$155,237	$104,754	$51,541

Costs and expenses
Operating expenses	278,256	170,090	126,150	82,959	42,412
Selling, general and administrative expenses	20,315	13,772	11,492	8,521	4,424
Depreciation and amortization	6,279	3,890	3,589	2,391	1,543

	304,850	187,752	141,231	93,871	48,379

Operating income	$29,363	$19,903	$14,006	$10,883	$3,162

Income from continuing operations	$15,671	$11,619	$6,933	$6,986	$4,610
Discontinued operations	(918)	(1,291)	(1,344)	(322)	(2,629)

Net income	$14,753	$10,328	$5,589	$6,664	$1,981

Earnings per common share:
Basic:
Income from continuing operations	$0.54	$0.46	$0.29	$0.39	$0.49
Discontinued operations, net	(0.03)	(0.05)	(0.06)	(0.02)	(0.46)

Net Income	$0.51	$0.41	$0.23	$0.37	$0.03

Diluted:
Income from continuing operations	$0.53	$0.45	$0.29	$0.31	$0.20
Discontinued operations, net	(0.03)	(0.05)	(0.06)	(0.02)	(0.12)

Net income	$0.50	$0.40	$0.23	$0.29	$0.08

Weighted Average Common Shares Outstanding:
Basic	29,004,254	24,922,942	24,133,406	16,021,575	5,727,243

Diluted	29,338,751	26,016,562	24,317,088	22,856,379	22,805,670

Selected Balance Sheet Data:
Total Assets	$269,570	$118,407	$101,437	$92,963	$58,031
Total Debt (Including Current Maturities)	$95,103	$18,502	$29,318	$31,835	$11,001
Redeemable Preferred and Common Stock	$—	$—	$1,000	$1,200	$9,023
Stockholders’ Equity	$124,017	$73,713	$55,011	$45,500	$20,708

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We operate primarily in two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) lead product fabricating. The Company’s operating facilities as of December 31, 2007, included eleven scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey and West Chester and Quarryville, Pennsylvania and an aluminum de-ox plant located in Syracuse, New York.

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

We believe the critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in Note 1 to the Consolidated Financial Statements.

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

The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication segment ($, pounds and tons in thousands):

	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	December 31, 2007			December 31, 2006			December 31, 2005
		Net			Net			Net
	Weight	Revenues	%	Weight	Revenues	%	Weight	Revenues	%

Scrap Metal Recycling
Ferrous metals (weight in tons)	286.0	$78,699	23.6	199.0	$43,506	21.0	171.0	$35,027	22.6
Non-ferrous metals (weight in lbs.)	89,025	162,195	48.5	74,508	85,532	41.1	69,494	52,968	34.1

Total Scrap Metal Recycling		240,894	72.1		129,038	62.1		87,995	56.7

Lead Fabrication (weight in lbs.)	61,686	93,319	27.9	79,178	78,617	37.9	75,573	67,242	43.3

Total Revenue		$334,213	100.0		$207,655	100.0		$155,237	100.0

The following table sets forth information regarding average Metalico selling prices for the past eight quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average
	Ferrous	Non-Ferrous	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb.

December 31, 2007	$278	$2.23	$1.98
September 30, 2007	$278	$1.95	$1.67
June 30, 2007	$233	$1.50	$1.30
March 31, 2007	$252	$1.33	$1.23
December 31, 2006	$190	$1.25	$1.15
September 30, 2006	$209	$1.26	$0.93
June 30, 2006	$240	$1.17	$0.98
March 31, 2006	$236	$0.90	$0.95

The results of the Scrap Metal Recycling segment operations depend in large part upon demand and prices for recycled metals in world markets and steel products in the Northeastern United States. Until recently, metals prices tracked historical patterns but the continued run-up in metals prices in the last few years has made the cumulative price increase significantly larger than usual. The drivers of the unusually strong run-up in metals prices are well known, Asian (especially Chinese) demand and the prospect of continued short-term supply shortages. In the late 1990s and the early 2000s, there was low investment throughout the metals sector that followed a period of earlier price declines. Some analysts have suggested that the intensity of the price upswing in this recent cycle has been exacerbated by new factors — the increasing weight of rapidly growing emerging markets (especially China and India) in the world economy and activity of financial investors (especially fund managers) in commodity markets.

Ferrous recyclers saw lower average prices in the latter part of 2006. Markets were affected by foreign buyers leaving the market for periods of time allowing domestic consumers to reduce their purchase prices. Since then however, prices have rebounded to record highs. The increased demand can be attributed to continued expansion of foreign economies.

Prices for non-ferrous metals reached record levels in 2007 and continue into 2008 as the demand for metals continued to outpace supplies. The global aluminum industry saw a tightening in supply in both years, thus pushing aluminum prices to 12-year highs in early 2007. From January 1, 2005 through December 31, 2007, the prices of nickel and zinc have increased by 70% and 80% respectively, while copper prices have more than doubled during that same period. In early 2008, the price of platinum reached record levels of over $2,200 per ounce. The scenario was similar in the case of other non-ferrous metals on account of depleting stockpiles and sustained demand.

The Lead Fabrication segment is impacted by the price of lead. The lead fabrication business can be positively affected by lower pricing of raw lead metals. Between December 31, 2004 and December 31, 2007, the spot price of lead on the London Metal Exchange increased 140%. In a business environment of increasing raw material costs like this, lead fabricators rely on their ability to pass on these increased lead raw material prices to maintain their profitability.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Consolidated net sales increased by $126.5 million, or 60.9%, to $334.2 million in the year ended December 31, 2007, compared to consolidated net sales of $207.7 million in the year ended December 31, 2006. Acquisitions during the year ending December 31, 2007 added $84.9 million to consolidated net sales. Excluding acquisitions, the Company reported increases in average metal selling prices representing $51.4 million. The higher average selling prices were offset by a $9.8 million decrease attributable to lower selling volume.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales increased by $35.2 million, or 80.9%, to $78.7 million in the year ended December 31, 2007, compared to ferrous sales of $43.5 million in the year ended December 31, 2006. Acquisitions during the year ending December 31, 2007 added $23.6 million to ferrous sales. Excluding acquisitions, the increase in ferrous sales was attributable to additional volume sold of 31,600 tons, or 15.9%, amounting to $7.0 million and an increase in average selling prices totaling $4.6 million. The average selling price for ferrous products was approximately $262 per ton for the year ended December 31, 2007 compared to $219 per ton for the year ended December 31, 2006.

Non-Ferrous Sales

Non-ferrous sales increased by $76.7 million, or 89.7%, to $162.2 million in the year ended December 31, 2007, compared to non-ferrous sales of $85.5 million in the year ended December 31, 2006. Acquisitions during the year ending December 31, 2007 added $61.4 million to non-ferrous sales. Excluding acquisitions, the increase in non-ferrous sales was attributable to an increase in average selling price amounting to $14.4 million and an increase in volume of $869,000. The average selling price for non-ferrous products was approximately $1.82 per pound for the year ended December 31, 2007 compared to $1.15 per pound for the year ended December 31, 2006.

Lead Fabrication

Sales

Lead fabrication sales increased by $14.7 million, or 18.7%, to $93.3 million in the year ended December 31, 2007 compared to lead fabrication sales of $78.6 million in the year ended December 31, 2006. The increase was due to higher average selling prices offset by lower sales volumes. The average selling price for lead fabricated products was approximately $1.51 per pound for the year ended December 31, 2007, compared to $0.99 per pound for the year ended December 31, 2006, an increase of approximately 52.5%, accounting for $32.3 million of the total increase in lead fabricated product sales. A decrease in sales volume of approximately 17.5 million pounds sold totaling $17.6 million offset the total increase in sales of lead fabricated products.

Operating Expenses

Operating expenses increased by $108.2 million, or 63.6%, to $278.3 million for the year ended December 31, 2007 compared to operating expenses of $170.1 million for the year ended December 31, 2006. Acquisitions in the year ended December, 2007 added $73.3 million to the increase in operating expenses Excluding acquisitions, the increase in operating expenses was due to a $34.1 million increase in the cost of purchased metals and a $751,000 increase in other operating expenses. These operating expense changes include increases in energy costs of $786,000, wages and benefits of $298,000 and freight charges of $226,000. These costs were offset by reductions in insurance costs of $194,000 and other operating cost reductions of $365,000.

Selling, General and Administrative

Selling, general and administrative expenses increased by $6.5 million, or 47.1%, to $20.3 million for the year ended December 31, 2007, compared to $13.8 million for the year ended December 31, 2006. Acquisitions during the year ending December 31, 2007 added $3.3 million to selling, general, and administrative expenses. Excluding acquisitions, increases in selling, general and administrative costs include professional and consulting expenses of $1.3 million, which includes costs incurred to comply with Sarbanes-Oxley requirements, wages and benefits of $1.2 million, and other selling general and administrative costs of $752,000.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2.4 million to $6.3 million, or 1.9% of sales, for the year ended December 31, 2007, compared to $3.9 million, or 1.9% of sales, for the year ended December 31, 2006. Acquisitions during the year ending December 31, 2007 added $1.4 million to depreciation and amortization.

Excluding acquisitions, the remaining $1.0 million increase in depreciation expense is due to additions to property and equipment made in the preceding twelve months.

Operating Income

Operating income for the year ended December 31, 2007 increased by $9.5 million or 47.7% to $29.4 million compared to $19.9 million for the year ended December 31, 2006. Acquisitions added $7.6 million in operating income for the year ended December 31, 2007. Excluding acquisitions, operating income increased by $1.9 million and is a result of the factors discussed above.

Financial and Other Income/(Expense)

Interest expense was $5.9 million, or 1.8% of sales, during the year ended December 31, 2007, compared to $2.2 million, or 1.1% of sales, during the year ended December 31, 2006. The increase in interest expense during 2007 was the result of higher average outstanding debt balances. In 2007, we issued $69.7 million in new debt to acquire businesses.

Income Taxes

For the year ended December 31, 2007, we recognized income tax expense of $8.7 million, resulting in an effective income tax rate of approximately 36%. For the year ended December 31, 2006, we recognized income tax expense of $6.3 million, resulting in an effective income tax rate of approximately 35%. The Company’s lower effective income tax rates are the result of state investment tax credits earned for operating and investing in approved enterprise zones and the domestic production activities deduction. We expect that the future effective combined federal and state tax rates will range between 35% and 40%.

Minority Interest in Losses of Subsidiaries

The minority interest in losses of consolidated subsidiaries includes $366,000 and $65,000 representing 47% and 53.2% of the net loss of Beacon Energy Corp. for the year end December 31, 2007 and 2006 respectively, which commenced operations in September 2006. The year ended December 31, 2007 also includes $9,000 representing 50% of the net income of a joint venture operation acquired with the Totalcat acquisition in July of 2007 and accounted for on the equity method.

Discontinued Operations

For the year ended December 31, 2007, we recorded a discontinued operations loss of $956,000, compared to a discontinued operations loss for the year ended December 31, 2006 of $1.3 million.

On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary (“Gulf Coast”), until then a secondary lead smelting operation based in Tampa, Florida. During the years ended December 31, 2006 and 2005, the Company has reclassified the operating losses of Gulf Coast to discontinued operations totaling $474,000, net of income taxes and $515,000, net of income taxes respectively. During the year ended December 31, 2007, the Company recorded a $907,000 charge, net of income taxes in the fourth quarter of 2007 for increases in estimated remediation and response costs for the Jernigan site in Seffner, Florida. During the year ended December 31, 2006, the Company recorded a $560,000 gain, net of income taxes, on the sale of substantially all of the assets of Gulf Coast. The year ended December 31, 2006 also includes a charge of $881,000, net of income taxes, for the environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida. The Company will continue to incur environmental maintenance and response costs for certain other offsite remediation in the vicinity of Gulf Coast’s former smelting facility and environmental monitoring costs related to a former secondary lead smelting and refining plant in College Grove, Tennessee plant.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.3 million to $3.9 million, or 1.9% of sales, for the year ended December 31, 2006, compared to $3.6 million, or 2.3% of sales, for the year ended December 31, 2005. The decrease as a percentage of sales is due to higher sales in the current year as compared to the year ended December 31, 2005.

Operating Income

Operating income for the year ended December 31, 2006 increased $5.9 million, or 42.1%, to $19.9 million compared to $14.0 million for the year ended December 31, 2005 and is a result of the factors discussed above.

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

Minority Interest in Losses of Consolidated Subsidiaries

The minority interest in losses of consolidated subsidiaries for the year end December 31, 2006, includes 53.2% of the net loss of Beacon Energy Corp. which commenced operations in September 2006. No amount was reportable for the previous year.

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

QUARTERLY FINANCIAL INFORMATION

	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	3/31/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007	6/30/2007	9/30/2007	12/31/2007
	(Unaudited)
	(In thousands, except share and per share data)

Selected Income Statement Data:
Revenue	$47,231	$57,308	$55,359	$47,757	$51,752	$66,765	$102,127	$113,569

Costs and expenses Operating expenses	38,337	46,126	45,378	40,249	41,762	54,957	84,215	97,322
Selling, general and administrative expenses	3,033	3,511	3,451	3,777	3,699	4,202	5,782	6,632
Depreciation and amortization	947	990	907	1,046	1,097	1,385	1,667	2,130

	42,317	50,627	49,736	45,072	46,558	60,544	91,664	106,084

Operating Income	$4,914	$6,681	$5,623	$2,685	$5,194	$6,221	$10,463	$7,485

Income from continuing operations	$2,776	$3,617	3,175	$2,051	$3,168	$3,684	5,345	$3,474
Discontinued operations(a)	46	(495)	(895)	53	(60)	62	(5)	(915)

Net Income	$2,822	$3,122	$2,280	$2,104	$3,108	$3,746	$5,340	$2,559

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.12	$0.15	$0.13	$0.08	$0.12	$0.14	$0.17	$0.11
Discontinued operations, net	—	(0.02)	(0.04)	—	—	—	—	(0.03)

Net income	$0.12	$0.13	$0.09	$0.08	$0.12	$0.14	$0.17	$0.08

Diluted:
Income from continuing operations	$0.11	$0.14	$0.12	$0.08	$0.12	$0.14	$0.17	$0.11
Discontinued operations, net	—	(0.02)	(0.03)	—	—	—	—	(0.03)

Net income	$0.11	$0.12	$0.09	$0.08	$0.12	$0.14	$0.17	$0.08

Weighted Average Common Shares
Outstanding:
Basic	24,483,383	24,700,103	24,971,797	25,524,506	26,131,752	26,491,063	31,613,959	31,690,477

Diluted	25,979,795	26,032,726	26,042,476	26,235,222	26,438,340	26,896,334	31,890,886	32,081,362

(a)	During the second quarter of 2006, we sold substantially all of the assets of our secondary lead smelting and refining plant based in Tampa, Florida. The results of operations attributable to these facilities have been reclassified for all periods presented as discontinued operations, net.

LIQUIDITY AND CAPITAL RESOURCES

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of December 31, 2007 ($ in thousands):

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Debt Obligations(1)	$89,377	$9,347	$4,729	$1,753	$73,548
Capital Lease Obligations(2)	5,726	2,037	2,574	940	175
Operating Lease Obligations	1,983	905	907	171	—
Letters of Credit	210	210	—	—	—
Environmental Obligations	3,647	2,933	86	83	545

Total	$100,943	$15,432	$8,296	$2,947	$74,268

(1)	Approximately 95% of debt obligations as of December 31, 2007 required accrued interest at a variable rate (the lender’s base rate plus a margin). The remaining 5% of debt obligations as of December 31, 2007 required accrued interest at fixed rates (9% or less). Interest expense for 2008 is estimated to approximate $8.3 million calculated by multiplying the outstanding note balance by the note’s applicable interest rate at December 31, 2007. Interest expense for 2008 and thereafter will increase or decrease based on the amount of outstanding borrowings and fluctuations in market based interest rates.

(2)	Includes capital leases and installment notes.

Cash Flows

During the year ended December 31, 2007, we used $8.0 million in our operating activities compared to $11.7 in net cash generated for the year ended December 31, 2006. During the year ended December 31, 2007, net income of $14.8 million and net non-cash items totaling $6.8 million, comprised primarily of depreciation and amortization, were offset by a $29.6 million change in components of working capital. The changes in working capital included an increase in accounts receivable of $15.1 million due to higher sales, an increase in inventories of $17.2 due to higher commodity prices and a $1.9 million increase in prepaid expenses. These items were offset by a $4.6 million increase in accounts payable and accrued expenses. During the year ended December 31, 2006, our operating activities generated net cash of $11.7 million. For the year ended December 31, 2006 net income of $10.3 million, noncash items primarily consisting of depreciation and amortization of $4.4 million, stock based compensation of $370,000, an impairment loss of $823,000 on property previously held for sale and other non-cash items totaling $81,000 were partially offset by $1.0 million in gains on the sale of discontinued operations and property and equipment, deferred income taxes of $1.3 million and an increase of $2.0 million due to changes in components of working capital comprised of an increase in inventories of $6.4 million due to increased commodity prices and prepaid items of $1.0 million. These working capital increases were offset by a $5.4 million increase in payable and accrued expenses. During the year ended December 31, 2005, net income of $5.6 million, noncash items primarily consisting of depreciation and amortization of $4.9 million and deferred income taxes of $2.1 million were partially offset by an increase in accounts receivable of $2.2 million (used in operating activities) due to increased sales, a $2.4 million increase in inventories, other changes in working capital items totaling $703,000 and a $288,000 net gain on the sale and disposal of property and equipment.

We used $94.9 million in net cash for investing activities during the year ended December 31, 2007 compared to using net cash of $13.4 million during the year ended December 31, 2006. During the year ended December 31, 2007 we paid $75.8 million in cash to acquire businesses, $11.6 million for purchases of equipment and capital improvements and restricted an additional $6.1 million for investments in biofuel activities and purchased a 40% interest in a biofuel processing concern for $3.6 million through Beacon Energy Corp. These amounts were offset by changes in other assets totaling $2.2 million. During the year ending December 31, 2006, we used $13.4 million in net cash for investing activities. We purchased property and equipment totaling $9.9 million and other assets of $1.2 million. We also restricted $9.0 million for investments in biofuels derived from our investment of $2.5 million for a 46.8% interest in Beacon Energy Corp. and $6.5 million from the proceeds of the sale of stock in Beacon to minority interests. These investments were offset by $6.0 million in proceeds from the sale of our Gulf Coast

Recycling subsidiary and $725,000 in proceeds from the sale of other property and equipment. During the year ended December 31, 2005 we purchased a scrap yard located in Niagara Falls, New York which used cash of $1.2 million and the manufacturing and warehouse facility used by Mayco in Birmingham, Alabama for $3.2 million. We also used $3.6 million for the purchase of other property and equipment and $195,000 for other assets. These uses of cash were offset by the proceeds from the sale of real property in Atlanta, Georgia of $2.0 million and other equipment sale proceeds of $126,000.

During the year ended December 31, 2007 we generated $104.8 million from financing activities comprised of $77.7 in proceeds from new borrowings, $34.2 million in proceeds for the issuance of Metalico common stock, both used primarily to acquire businesses, an additional $3.6 million in proceeds from the sale of Beacon Energy common stock and $858,000 in proceeds from the exercise of options and warrants to purchase common stock. These amounts were offset by $8.8 million in principal payments on debt and $2.6 million of debt issue costs incurred. During the year ended December 31, 2006 we generated $1.4 million from financing activities comprised of $6.5 million in proceeds from the sale of Beacon Energy common stock, $4.3 million in proceeds from new borrowings and $1.3 million in proceeds from the sale of Metalico common stock. These amounts were offset by $10.7 million in net loan repayments. During the year ended December 31, 2005 we generated $68,000 of net cash from financing activities. During the year ended December 31, 2005 total net borrowings amounted to $5.0 million offset by repayments totaling $4.8 million. We also paid $100,000 in satisfaction of redeemable common stock obligations.

The credit agreement with Wells Fargo Foothill (Foothill), as agent, and other lenders, consists of senior secured credit facilities in the aggregate amount of $85 million, including a $63 million revolving line of credit, an $8 million machinery and equipment Term A loan facility, a $2 million capital expenditure Term B loan facility, and a $12 million equipment finance Term C loan facility. The revolving line bears interest at the Base Rate (a rate determined by reference to the prime rate) plus .25% (effective rate of 7.5% and 8.5% at December 31, 2007 and 2006 respectively) or, at the Company’s election, the current LIBOR rate plus 2%. (an effective rate of 6.9% and 8.5% at December 31, 2007 and 2006, respectively). Each of the Term Loans A and B bears interest at the Base Rate plus .5% (an effective rate of 7.75% and 8.75% at December 31, 2007 and 2006, respectively) or, at the Company’s election, the current LIBOR rate plus 2.25% (an effective rate of 7.42% at December 31, 2007). None of the Company’s debt balances were subject to a LIBOR option at December 31, 2006. The Term C loan facility bears interest at the Base Rate plus .25% or, at the election, the current LIBOR rate plus 2.25%. The Company also has the ability to request an increase in the aggregate principal amount of the credit facilities of an additional $15 million, subject to increased commitments from the lenders party to the Loan Agreement from time to time.

Under the terms of our credit agreement, the Company is required to maintain certain depository accounts with our lenders and comply with certain financial covenants, including minimum EBITDA, not to exceed maximum capital expenditures, and certain leverage ratios as defined in the agreement. The Company also is generally restricted from entering into financing, equity and certain other transactions, as defined in the agreement, without the written consent of the lenders. In addition, the Company is responsible to the lenders for a monthly servicing fee, a contingent anniversary fee each May if its EBITDA for the fiscal year immediately prior to such anniversary date is less than its projected EBITDA for such fiscal year, unused line-of-credit and letter-of-credit fees equal to a percentage of the average daily unused portion of the revolving facility, and certain other fees. Lender fees (excluding those capitalized as debt issue costs in year of issuance) are included as a component of interest expense in the period assessed.

On July 3, 2007, we entered into a Financing Agreement with Ableco Finance, LLC (Ableco) for two term loans in the respective amounts of $32 million and $18 million, both maturing in six years. Obligations under the agreement are guaranteed by certain of the Company’s subsidiaries. Each loan bears interest at (a) (i) the greater of 7.5% per annum or the Reference Rate (a rate determined by reference to the prime rate) plus (ii) 3.5% or (b) at the Company’s election, the greater of 4.5% per annum or the current LIBOR rate plus 6.5% (effectively 11.00% at December 31, 2007). Pursuant to the Financing Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc.

As of December 31, 2007, we had approximately $20.5 million of borrowing availability under our facility.

Future Capital Requirements

We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by borrowings available under the credit agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets to restructure current debt and for possible acquisitions.

Private Placement

On June 27, 2007, the Company issued 5,245,999 common shares at $7.00 per share to institutional investors in a private placement. Total gross proceeds from the offering amounted to $36.7 million. Stock issuance costs of $2.5 million were incurred in connection with the offering. Proceeds of the offering were used to pay outstanding debt. The shares of common stock issued in the private placement were registered for resale with the Securities and Exchange Commission (“SEC”) effective October 22, 2007.

Conversion of Preferred Stock to Common Stock

On May 14, 2007, all remaining outstanding preferred stock, a total of 9,013,496 shares, was converted to common stock at a ratio of one to one. As of December 31, 2007, no preferred stock was outstanding. Under the terms of the Amended Certificate, converted preferred stock is deemed cancelled and may not be reissued.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Beacon Energy Investment

On December 8, 2006, the Company acquired an interest in Beacon Energy Corp., (“Beacon”) a Delaware corporation formerly known as AgriFuel Co., pursuant to an Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 (the “Series A Stockholder Agreement”) setting forth the terms and conditions under which the investors named in the Series A Stockholder Agreement (the “Purchasers”) bought stock in Beacon. The Company and the Purchasers subsequently entered into an amendment to the Stockholder Agreement (the “Amendment”) dated as of August 22, 2007 and, in connection with additional cash investments by the Company and several of the Purchasers, a Series B Stock Subscription Agreement and Stockholder Agreement dated as of August 22, 2007 (the “Series B Stockholder Agreement” and, along with the Series A Stockholder Agreement, each a “Stockholder Agreement”). To date, we have invested $5.0 million in Beacon and own 47% of Beacon’s common stock. For accounting purposes, the holdings of certain of our executive officers are combined with the Company’s own interests and the Company is deemed to have a controlling interest in Beacon.

Beacon focuses on biodiesel within the market for biofuels, which are alternatives to petroleum-based energy sources made from natural and renewable resources like soybeans and other oil-producing plant materials as well as spent vegetable oils and animal fats from restaurants. Biofuels are clean-burning alternative fuels containing no petroleum that can be used in blends with petroleum distillates or independently in diesel engines and in certain heating systems. The Company has used blends ranging from 20% to 80% biodiesel to fuel much of the on-road and off-road equipment used in its New York State operations since June of 2005. Use of biofuels is expected to reduce dependence on petroleum-based fuels.

Beacon Energy Corp. Repurchase Obligation

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

Under each Stockholder Agreement, a “Public Trading Event” means the occurrence of one of the following :

(i) as of April 30, 2008 Beacon shall have completed the filing of an appropriate application and required supporting materials with any of the following national securities exchanges or listing services providing a platform for public trading in Beacon’s common stock: the American Stock Exchange, the New York Stock Exchange, the NASDAQ market, or the OTC Bulletin Board (each a “Traditional Trading Platform”) or,

(ii) as of July 31, 2008 Beacon shall have completed an alternative listing arrangement through a reverse merger with a public shell, a listing on the Pink Sheets trading system, acquisition by a special purpose acquisition company (“SPAC”) or any other similar mechanism deemed appropriate by Beacon’s Board of Directors (each a “Non-Traditional Trading Platform” and, collectively together with the Traditional Trading Platform each a “Trading Platform” ).

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

We have reviewed the requirements for causing a Public Trading Event to happen (including, without limitation, the requirements for a filing on the Pink Sheets trading system and the accessibility and feasibility of the public shell and SPAC alternatives) and have determined that a Public Trading Event is highly likely to occur within the stated time frame. The Company’s total potential obligation in respect of potential Beacon repurchases as of December 31, 2007 was approximately $17,637,000 in cash or 1,653,399 shares of the Company’s common stock. The amounts were fixed as of the dates that Purchasers made their various capital contributions to Beacon under the Stockholder Agreements and will not vary according to the date or dates of any Sale Notice. The number of shares of our common stock available for issuance to satisfy the Company’s obligations, if required, has at all times been adequate to settle such obligations. Based on an analysis of the fair value of this potential liability, it was determined that no liability was required to be recorded as of December 31, 2007.

Capital Expenditure Commitment

In August 2006, Mayco Industries, Inc., our lead fabricating subsidiary in Birmingham, Alabama, contracted to construct a rolling mill for use in its Birmingham production facility. Total anticipated cost to complete is $6.5 million, of which $3.4 million has been advanced and is included in non-current other assets as of December 31, 2007. The mill is expected to be installed and operational in 2008. The mill will modernize the Company’s lead rolling process, resulting in increased production capacity and reduced labor costs.

Acquisitions

On January 25, 2008, our Metalico CatCon, Inc. (“Metalico CatCon”) subsidiary closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”). The aggregate purchase price including a payment for inventory in excess of a predetermined amount was approximately $33,315,000 comprised of cash in the amount of $25,301,000 a note payable to the seller of $3,860,000, 500,000 shares of Metalico common stock valued at $4,000,000 and an assumption of specified debt of $154,000. Metalico CatCon will also make an annual payment to ACC Texas for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over a predetermined income level during such periods. Metalico CatCon was subsequently renamed “American CatCon, Inc.”

Subsidiary Investments

On February 12, 2008, our Beacon Energy subsidiary entered into an Asset Purchase Agreement with Smithfield Bioenergy for the purchase of all of Smithfield’s biodiesel operation assets for approximately $9,825,000. The agreement contains certain closing date adjustments for inventory (both raw materials and finished product) and customary terms and conditions. The obligations of Smithfield have been guaranteed by Smithfield Foods Inc. The transaction is anticipated to close on or about April 15, 2008.

Contingencies

In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“Gulf Coast”) received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. Gulf Coast retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (“PRP’s”) in addition to Gulf Coast. Effective October 3, 2006, EPA, Gulf Coast, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and EPA, Gulf Coast, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. The consulting firm retained by Gulf Coast to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $2,622,000. Gulf Coast’s liability for remediation costs has been reduced by $200,000 as a result of contribution and participation agreements entered into by Gulf Coast and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance costs for the Jernigan Site at $250,000. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2007, $84.7 million of our outstanding debt consisted of variable rate borrowings: $34.7 million under our senior secured credit facility with Wells Fargo Foothill, Inc. and other lenders and $50 million pursuant to a Financing Agreement with Ableco Finance, LLC. Borrowings under these credit facilities bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We have entered into an interest rate swap contract which would mitigate our exposure to fluctuations in the interest rate on $20 million of the Wells Fargo Foothill portion of the indebtedness. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $847,000 per year, with a corresponding change in cash flows.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for ferrous, non-ferrous and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and import and export markets can be volatile.” We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.

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

There were no changes in or disagreements with accountants during 2007.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting.”

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for the acquired businesses listed in the table below. The financial statements of these businesses acquired during 2007, constitute the percentages of total assets, revenues, and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Further discussion of these acquisitions can be found in Note 2 to our consolidated financial statements. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

		% of Total	% of Total	% of Total
Acquired Businesses	Date of Acquisition	Assets	Revenues	Net Income

Totalcat Group, Inc.	July 10, 2007	18%	10%	(6)%
Metalico Akron, Inc.	July 3, 2007	15%	10%	3%
Tranzact, Inc.	May 31, 2007	5%	4%	5%

		38%	24%	2%

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders
Metalico, Inc.

We have audited Metalico, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three businesses acquired in 2007 which are included in the 2007 consolidated financial statements of Metalico, Inc. and constituted 38% of assets as of December 31, 2007 and 24% and 2% of revenue and net income, respectively, for the year then ended. Our audit of the internal control over financial reporting of Metalico, Inc. also did not include an evaluation of the internal control over financial reporting of these three businesses.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion.

Peoria, Illinois
March 13, 2008

Item 9B.	Other Information

None.

Item 10.	Directors and Executive Officers of the Registrant

Information required under this item is incorporated by reference from sections entitled “Proposal 1 — Election of Directors,” “Directors and Executive Officers,” “Board Committees,” “Compensation Committee Interlocks and Insider Participation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement, which will be filed with the SEC before April 29, 2008.

Item 11.	Executive Compensation

Information required under this item is incorporated by reference from sections entitled “Executive Compensation” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Employment Agreements,” “Executive Bonus Plan,” “1997 Long-Term Incentive Plan”, “2006 Long-Term Incentive Plan”, “Compensation Committee Report,” “Director Compensation,” and “Shareholder Performance” in our definitive proxy statement, which will be filed with the SEC before April 29, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required under this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement, which will be filed with the SEC before April 29, 2008.

Item 13.	Certain Relationships and Related Party Transactions

Information required under this item is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” in our definitive proxy statement, which will be filed with the SEC before April 29, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement (Schedule 14A) for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s year end.

Item 15.	Financial Statements and Exhibits

(a)	FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

(b)	EXHIBITS

The following exhibits are filed as part of this registration statement:

3.1		Third Amended and Restated Certificate of Incorporation of Metalico, Inc.; previously filed as an exhibit to the Form 10 filed December 20, 2004 under the same exhibit number and incorporated herein by reference
3.2		Amendment of the Third Amended and Restated Certificate of Incorporation of Metalico, Inc.; previously filed as Appendix A to the Proxy Statement on Schedule 14A for the Company’s 2007 Annual Meeting of Stockholders filed April 12, 2007 and incorporated herein by reference
3.3		Third Amended and Restated Bylaws of Metalico, Inc.; previously filed as Exhibit 3.2 to Form 8-K filed November 3, 2005 and incorporated herein by reference
4.1		Specimen Common Stock Certificate; previously filed as an exhibit to the Form 10 filed December 20, 2004 under the same exhibit number and incorporated herein by reference
4.2		Specimen Preferred Stock Certificate; previously filed as an exhibit to the Form 10 filed December 20, 2004 under the same exhibit number and incorporated herein by reference
10.2		Second Amended and Restated Registration Rights Agreement dated as of May 24, 2004 between Metalico, Inc. and the Holders of then-issued Preferred Stock signatory thereto; previously filed as an exhibit to the Form 10 filed December 20, 2004 under the same exhibit number and incorporated herein by reference
10	.3*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Carlos E. Agüero; previously filed as Exhibit 10.3 to Form 8-K filed March 21, 2007 and incorporated herein by reference
10	.4*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Michael J. Drury; previously filed as Exhibit 10.4 to Form 8-K filed March 21, 2007 and incorporated herein by reference
10	.5*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Arnold S. Graber; previously filed as Exhibit 10.5 to Form 8-K filed March 21, 2007 and incorporated herein by reference
10	.6*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Eric W. Finlayson; previously filed as Exhibit 10.6 to Form 8-K filed March 21, 2007 and incorporated herein by reference
10	.7*	Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as an exhibit to the Form 10 filed December 20, 2004 under the same exhibit number and incorporated herein by reference

10	.8*	Metalico, Inc. Executive Bonus Plan; previously filed as an exhibit to the Form 10 filed December 20, 2004 under the same exhibit number and incorporated herein by reference
10.9		Amended and Restated Loan and Security Agreement, dated as of July 3, 2007, by and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto; previously filed as Exhibit 10.2 to Form 8-K filed July 5, 2007 and incorporated herein by reference
10.10		Financing Agreement dated as of July 3, 2007 by and among Metalico, Inc. as borrower, each of its subsidiaries party thereto as guarantors and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto; previously filed as Exhibit 10.1 to Form 8-K filed July 5, 2007 and incorporated herein by reference
10.11		Amendment No. 2 dated January 25, 2008 to Financing Agreement dated as of July 3, 2007 by and among Metalico, Inc. as borrower, each of its subsidiaries party thereto as guarantors and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto; previously filed as Exhibit 10.3 to Form 8-K filed January 29, 2008 and incorporated herein by reference
10	.15*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as Exhibit 99.1 to Form 8-K filed March 17, 2005 and incorporated herein by reference
10	.18*	Metalico 2006 Long-Term Incentive Plan; previously filed as Appendix A to the Proxy Statement on Schedule 14A for the Company’s 2006 Annual Meeting of Stockholders filed April 13, 2006 and incorporated herein by reference
10	.19*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 under the same exhibit number and incorporated herein by reference
10	.20*	Form of Employee Restricted Stock Grant Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan
10.21		Securities Purchase Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Form 8-K filed June 22, 2007 and incorporated herein by reference
10.22		Registration Rights Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Form 8-K filed June 22, 2007 and incorporated herein by reference
10.23		Form of Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co. (“AgriFuel”), the purchasers of AgriFuel stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference
10.24		Form of Amendment No. 1 dated August 22, 2007 to Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co., nka Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.25		Form of Series B Stock Subscription Agreement and Stockholder Agreement dated August 22, 2007 among Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
14.1		Code of Business Conduct and Ethics, available on the Company’s website (www.metalico.com) and incorporated herein by reference
21.1		List of Subsidiaries of Metalico, Inc.
31.1		Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC.
(Registrant)

By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Aguero Carlos E. Agüero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	March 14, 2008

/s/ Eric W. Finlayson Eric W. Finlayson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008

/s/ Michael J. Drury Michael J. Drury	Executive Vice President and Director	March 14, 2008

/s/ Earl B. Cornette Earl B. Cornette	Director	March 14, 2008

/s/ Bret R. Maxwell Bret R. Maxwell	Director	March 14, 2008

/s/ Walter H. Barandiaran Walter H. Barandiaran	Director	March 14, 2008

/s/ Paul A. Garrett Paul A. Garrett	Director	March 14, 2008

FINANCIAL SECTION

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

To the Board of Directors and Stockholders
Metalico, Inc.

We have audited the consolidated balance sheets of Metalico, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Peoria, Illinois
March 13, 2008

McGladrey & Pullen LLP is a member firm of RSM International —
an affiliation of separate and independent legal entities.

Metalico, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	($ thousands)

ASSETS
Current Assets
Cash and cash equivalents	$3,309	$1,462
Trade receivables, less allowance for doubtful accounts 2007 $706; 2006 $561	41,668	19,530
Inventories	49,548	20,489
Prepaid expenses and other	4,892	1,771
Deferred income taxes	3,874	2,715

Total current assets	103,291	45,967
Cash restricted for investment	9,232	8,891
Property and Equipment, net	44,708	29,214
Goodwill	78,565	29,067
Other Intangibles, net	22,525	2,981
Other Assets, net	11,249	2,287

	$269,570	$118,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$5,887	$1,897
Current maturities of long-term debt	5,497	3,495
Accounts payable	19,197	11,156
Accrued expenses and other liabilities	8,405	4,117
Income taxes payable	2,485	1,407

Total current liabilities	41,471	22,072

Long-Term Liabilities
Long-term debt, less current maturities	83,719	13,110
Accrued expenses and other	6,708	1,054
Deferred income taxes	5,882	3,732

Total long-term liabilities	96,309	17,896

Total liabilities	137,780	39,968

Minority interests	7,773	4,726

Commitments and Contingencies
Stockholders’ Equity
Capital Stock
Preferred	—	34,064
Common	32	12
Additional paid-in capital	98,188	28,524
Retained earnings	26,133	11,380
Accumulated other comprehensive loss	(336)	(267)

	124,017	73,713

	$269,570	$118,407

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005
($ thousands, except share data)

	2007	2006	2005

Revenue	$334,213	$207,655	$155,237

Costs and expenses
Operating expenses	278,256	170,090	126,150
Selling, general and administrative expenses	20,315	13,772	11,492
Depreciation and amortization	6,279	3,890	3,589

	304,850	187,752	141,231

Operating income	29,363	19,903	14,006

Financial and other income (expense)
Interest expense	(5,883)	(2,197)	(2,527)
Other	509	106	57

	(5,374)	(2,091)	(2,470)

Income from continuing operations before income taxes and minority interest	23,989	17,812	11,536
Provision for federal and state income taxes	8,675	6,258	4,603

Income from continuing operations before minority interest	15,314	11,554	6,933
Minority interest in loss of consolidated subsidiaries	357	65	—

Income from continuing operations	15,671	11,619	6,933
Discontinued operations
Loss from operations less applicable credit (expense) for income taxes 2007 $600; 2006 $1,115; 2005 $842;	(918)	(1,851)	(1,344)
Gain on sale of discontinued operations less applicable income taxes 2006 $343	—	560	—

Net income	$14,753	$10,328	$5,589

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.54	$0.46	$0.29
Discontinued operations, net	(0.03)	(0.05)	(0.06)

Net income	$0.51	$0.41	$0.23

Diluted:
Income from continuing operations	$0.53	$0.45	$0.29
Discontinued operations, net	(0.03)	(0.05)	(0.06)

Net income	$0.50	$0.40	$0.23

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

						Accumulated
						Other
	Convertible			Additional	Retained	Comprehensive
	Preferred Stock		Common	Paid-In	Earnings	Income	Comprehensive
	New	Class A	Stock	Capital	(Deficit)	(Loss)	Income	Total
	($ thousands, except share data)

Balance, December 31, 2004	$39,132	$—	$6	$11,328	$(4,537)	$(429)	$—	$45,500
Compensation recorded for options grants	—	—	—	83	—	—	—	83
Expiration of redemption option on 31,250 shares of redeemable common stock	—	—	—	100	—	—	—	100
Issuance of 1,400,000 shares of common stock on debt conversion	—	—	2	3,848	—	—	—	3,850
Issuance of 38,462 shares of common stock on exercised stock based compensation awards	—	—	—	12	—	—	—	12
Issuance of 1,971 shares of common stock in exchange for warrants exercised	—	—	—	—	—	—	—	—
Net income	—	—	—	—	5,589	—	5,589	5,589
Other comprehensive income (loss), net of tax:	—	—	—	—	—	(123)	(123)	(123)

Comprehensive income							$5,466

Balance, December 31, 2005	39,132	—	8	15,371	1,052	(552)		55,011
Compensation recorded for options grants	—	—	—	370	—	—	—	370
Sale of 274,726 shares of common stock	—	—	1	1,249	—	—	—	1,250
Gain on sale of subsidiary stock	—	—	—	1,115	—	—	—	1,115
Termination of redemption option on 200,000 shares of redeemable common stock	—	—	—	932	—	—	—	932
Issuance of 2,138,471 shares of common stock on preferred stock conversion	(5,068)	—	2	5,066	—	—	—	—
Issuance of 1,360,737 shares of common stock on debt conversion	—	—	1	4,421	—	—	—	4,422
Issuance 8,029 of shares of common stock in exchange for warrants exercised	—	—	—	—	—	—	—	—
Net income	—	—	—	—	10,328	—	10,328	10,328
Other comprehensive income (loss), net of tax	—	—	—	—	—	285	285	285

Comprehensive income							$10,613

Balance, December 31, 2006	34,064	—	12	28,524	11,380	(267)		73,713
Compensation recorded for options grants	—	—	—	691	—	—	—	691
Sale of 5,245,999 shares of common stock	—	—	5	33,934	—	—	—	33,939
Gain on sale of subsidiary stock	—	—	—	131	—	—	—	131
Issuance of 14,372,187 shares of common stock on preferred stock conversion	(34,064)	—	14	34,050	—	—	—	—
Issuance of 198,899 shares of common stock in exchange for options exercised	—	—	1	543	—	—	—	544
Issuance of 166,235 shares of common stock in exchange for warrants exercised	—	—	—	315	—	—	—	315
Net income	—	—	—	—	14,753	—	14,753	14,753
Other comprehensive income (loss), net of tax	—	—	—	—	—	(69)	(69)	(69)

Comprehensive income							$14,684

Balance, December 31, 2007	$—	$—	$32	$98,188	$26,133	$(336)		$124,017

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	($ thousands)

Cash Flows from Operating Activities
Net income	$14,753	$10,328	$5,589
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,134	3,886	4,027
Amortization	1,180	448	611
Amortization of put option discounts	239	—	—
Amortization of note payable discounts	—	46	288
Impairment loss	—	823	—
Provision for doubtful accounts receivable	168	146	45
Deferred income taxes	(391)	(1,316)	2,053
Net gain on sale and disposal of property and equipment	210	(120)	(288)
Net gain on sale of discontinued operations	—	(903)	—
Minority interest in loss of consolidated subsidiary	(357)	(65)	—
Compensation expense on stock options and warrants issued	691	370	83
Excess tax benefit from stock-based compensation	(57)	—	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(15,044)	(60)	(2,180)
Inventories	(17,216)	(6,406)	(2,370)
Prepaid expenses and other	(1,940)	(908)	(476)
Increase (decrease) in:
Accounts payable, accrued expenses and income taxes payable	4,608	5,390	(227)

Net cash provided by (used in) operating activities	(8,022)	11,659	7,155

Cash Flows from Investing Activities
Proceeds from sale of discontinued operations	—	5,968	—
Proceeds from sale of property and equipment	27	725	2,126
Purchase of property and equipment	(11,632)	(9,891)	(3,628)
(Increase) decrease in other assets	2,205	(1,235)	(195)
Investment in unconsolidated subsidiary	(3,600)	—	—
Cash restricted for investment	(6,112)	(9,006)	—
Cash paid for business acquisitions, less cash acquired	(75,778)	—	(4,403)

Net cash used in investing activities	(94,890)	(13,439)	(6,100)

Cash Flows from Financing Activities
Net (payments) borrowings under revolving lines-of-credit	19,950	(4,784)	1,596
Proceeds from other borrowings	57,761	4,341	3,429
Principal payments on other borrowings	(8,812)	(5,928)	(4,849)
Proceeds from issuance of common stock on exercised warrants and options	859	—	12
Proceeds from other issuance of common stock	33,939	1,250	—
Excess tax benefit from stock-based compensation	57	—	—
Proceeds from issuance of subsidiary stock	3,613	6,506	—
Redemption of redeemable common stock and warrants	—	—	(100)
Debt-issue costs	(2,608)	—	(20)

Net cash provided by financing activities	104,759	1,385	68

Net increase (decrease) in cash and cash equivalents	1,847	(395)	1,123
Cash and cash equivalents:
Beginning	1,462	1,857	734

Ending	$3,309	$1,462	$1,857

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:  Metalico, Inc. and subsidiaries (the Company) operates primarily in two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) lead product fabricating. The Company’s operating facilities as of December 31, 2007, included eleven scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey and West Chester and Quarryville, Pennsylvania an aluminum de-ox plant located in Syracuse, New York and five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

Reference should be made to Note 20 regarding discontinued operations of the Company.

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

Principles of consolidation:  The accompanying financial statements include the accounts of Metalico, Inc. and its consolidated subsidiaries, which are comprised of those entities in which it has an investment of 50% or more, or a controlling financial interest. A controlling financial interest is presumed to exist when the Company holds an interest of 50% or less in an entity, but possesses (i) control over more than 50% of the voting rights by virtue of indirect ownership by certain officers and shareholders of the Company, (ii) the power to govern the entity’s financial and operating policies by agreement or statute or ability to appoint management, (iii) the right to appoint or remove the majority of the board of directors, or (iv) the power to assemble the majority of voting rights at meetings of the board of directors or other governing body. All significant intercompany accounts and transactions have been eliminated.

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

Inventories:  Inventories are valued at the lower of cost or market determined on a first-in, first-out basis. A portion of operating labor and overhead costs has been allocated to inventory.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Goodwill:  The Company records as goodwill the excess of the purchase price over the fair value of identifiable net assets acquired. Statement of Financial Accounting Standards (SFAS ) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment by comparing the estimated fair value of each reporting unit to its carrying value, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis as of December 31 of each fiscal year. No indicators of impairment were identified for the years ended December 31, 2007, 2006 and 2005.

Other intangible and other assets:  Covenants not to compete are amortized on a straight-line basis over the terms of the agreements, not exceeding 5 years. Debt issue costs are amortized over the average term of the credit agreement using the effective interest method. Supplier lists are amortized on a straight-line basis not to exceed 20 years, customer lists are amortized on a straight-line basis not to exceed 10 years, and trademarks and know-how have an indefinite life.

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

Equity Method of Accounting — The Company accounts for its unconsolidated subsidiaries using the equity method of accounting. Under the equity method, the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition. Equity in the losses of the unconsolidated subsidiary is recognized according to the Company’s percentage ownership in the unconsolidated subsidiary until the Company contributed capital has been fully depleted. Reserves are provided where management determines that the investment or equity in earnings is not realizable. Changes in equity in undistributed earnings or losses since acquisition are reflected in other income in the statement of income.

Income taxes:  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files its income tax return on a consolidated basis with its respective subsidiaries. The members of the consolidated group have elected to allocate income taxes among the members of the group by the separate return method, under which the parent company credits the subsidiary for income tax reductions resulting from the subsidiary’s inclusion in the consolidated return, or the parent company charges the subsidiary for its allocated share of the consolidated income tax liability. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income

Revenue recognition:  Revenues from lead product and scrap metal sales are recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers. Revenue from the sale of scrap catalytic converter ceramic substrate is recognized two days from the date of shipment for domestic sales and 30 days from the date of shipment for international sales. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales.

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

Derivative financial instruments:  All derivatives are recognized on the balance sheet at their value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability “cash flow” hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings.

Stock-based compensation:  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified prospective application transition method. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the modified prospective method, we have recorded compensation cost for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption (using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes). Since we have chosen the modified prospective application transition method, the financial statements for the periods prior to adoption have not been restated.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

2005

Net income:
As reported	$5,589
Pro forma	$5,504
Earnings per share on income from continuing operations available to common stockholders:
As reported
Basic	0.29
Diluted	0.29
Proforma
Basic	0.28
Diluted	0.28

For purpose of the proforma amounts above the fair value of each award were estimated at the grant date using the Black-Scholes method in 2005, with the following assumptions for grants: dividend rate of 0%; risk-free interest rates of between 3 and 7%; expected lives of 5 years and a volatility rate of 45% using a comparable company in 2005.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Business acquisition (scrap metal recycling segment):  On July 10, 2007, the Company acquired 82.5% of the outstanding capital stock of Totalcat Group, Inc. (Totalcat), a recycler and manufacturer of catalytic devices headquartered in Newark, New Jersey. Both Metalico and the selling stockholders of Totalcat have rights to require the sale of the remaining Totalcat stock to Metalico at a future date at a price determined in accordance with a formula set forth in the governing stock purchase agreement. The Company has recorded a liability of $5,734 representing the net present value of the maximum anticipated purchase price of the remaining 17.5%. The present value discount is being amortized from the acquisition date through the future purchase date. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price for the capital stock acquisition was approximately $30,000, plus a $1,488 payment for net working capital in excess of a predetermined amount. The Company also entered into a $1,500 non-compete agreement with one of the previous owners. The acquisition was financed with an $18,000 term loan maturing in six years with the $13,488 balance of the purchase price paid with borrowings from the Company’s existing credit facility. The Company has not completed its valuation of certain intangible assets acquired in the transaction due to the complexity and availability of the information required to value such items and has recorded a preliminary purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. As such, the allocation of the purchase price is subject to adjustment. It is anticipated that the valuation will be completed in the second quarter of 2008. The preliminary purchase price allocation is as follows:

Assets
Cash	$281
Accounts receivable	3,405
Inventory	3,637
Other current assets	1,002
Property and equipment	859
Other assets	10
Other Intangibles	1,160
Goodwill	34,457
Liabilities Assumed
Accounts payable and accrued expenses	(2,435)
Short term debt and notes payable	(2,968)
Present value of put option for remaining 17.5%	(5,734)
Deferred tax liabilities	(443)
Other liabilities	(1,743)

Net assets acquired	$31,488

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The $34,457 of goodwill, not deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other amortizable intangible assets acquired in the transaction include $1,100 for supplier relationships which are being amortized on a straight-line basis over a 10 year period and $60 assigned to the value of a joint venture agreement an is being amortized on a straight-line basis over a 4 year period.

Unaudited pro forma financial information presented below for the years ended December 31, 2007 and 2006 gives effect to the acquisition of Totalcat as if it occurred as of January 1, 2006. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Totalcat had taken place at the beginning of each of the periods presented.

	2007	2006

Revenues	$354,757	$233,923
Net Income	$13,170	$8,436
Earnings Per Share
Basic	$0.45	$0.34
Diluted	$0.45	$0.32

Business acquisition (scrap metal recycling segment):  On July 3, 2007, the Company’s Metalico Akron, Inc. (Metalico Akron) and Metalico Akron Realty, Inc. (Realty) subsidiaries acquired substantially all of the operating assets of Annaco, Inc. (“Annaco”) and interests in the real property used by Annaco in its business. The results of operations acquired have been included in the consolidated financial statements since that date. The aggregate purchase price was approximately $33,510, including a payment for inventory in excess of a predetermined amount that was subject to post-closing adjustment and an allocation for the real estate interests. The Company will also make an annual payment to Annaco for the fiscal years 2007, 2008, and 2009 (any payment for 2007 to be prorated) if the acquired assets perform over a predetermined income level during such periods. If such payments are made, it will increase the total purchase price and be recorded as an increase to goodwill. The acquisition was financed with a $32,000 term loan maturing in six years with the balance of the purchase price paid with borrowings under the Company’s existing credit facility. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation is as follows:

Assets
Inventory	3,360
Other current assets	109
Property and equipment	7,000
Other Intangibles	13,600
Covenants not-to-compete	55
Goodwill	9,961
Liabilities Assumed
Accounts payable and accrued expenses	(575)

Net assets acquired	$33,510

The $9,961 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other amortizable intangible assets acquired in the transaction include $13,600 for supplier relationships and are being amortized on a straight-line basis over a 20 year period.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Unaudited pro forma financial information presented below for the years ended December 31, 2007 and 2006 gives effect to the acquisition of Annaco as if it occurred as of January 1, 2006. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Annaco had taken place at the beginning of each of the periods presented.

	2007	2006

Revenues	$365,188	$273,040
Net Income	$15,262	$11,773
Earnings Per Share
Basic	$0.53	$0.47
Diluted	$0.52	$0.45

Business acquisition (scrap metal recycling segment):  On May 31, 2007, the Company acquired 100% of the outstanding capital stock of Tranzact, Inc. (“Tranzact”), a recycler of molybdenum, tantalum and tungsten scrap metals located in Quarryville, Pennsylvania. This acquisition represents a strategic expansion into these specialized metals markets. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price was approximately $10,162 including cash in the amount of $9,538 and a note payable to the seller of $624. The cash portion of the acquisition was financed by debt from borrowings under the Company’s loan agreement with its primary lender. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation is as follows:

Assets
Cash	$362
Accounts receivable	3,818
Inventory	4,846
Property and equipment	70
Other assets	7
Covenants not-to-compete	375
Other Intangibles	3,600
Goodwill	3,846
Liabilities Assumed
Debt	(2,079)
Accounts payable and accrued expenses	(3,341)
Deferred tax liabilities	(1,342)

Net assets acquired	$10,162

The $3,846 of goodwill, not deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other amortizable intangible assets acquired in the transaction include $3,600 for supplier relationships and are being amortized on a straight-line basis over a 10 year period.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Unaudited pro forma financial information results of operations for the years ended December 31, 2007 and 2006 presented below gives effect to the acquisition of Tranzact as if it occurred as of January 1, 2006. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Tranzact had taken place at the beginning of the periods presented.

	2007	2006

Revenues	$346,624	$230,570
Net Income	$15,357	$14,457
Earnings Per Share
Basic	$0.53	$0.58
Diluted	$0.52	$0.56

Business acquisition (scrap metal recycling segment):  On April 30, 2007, through its Metalico Transfer, Inc., subsidiary, the Company acquired substantially all of the assets of Compass Environmental Haulers, Inc. (“Compass”), a construction and demolition debris transfer station in Rochester, New York. The acquisition expanded the Company’s scrap recycling hauling operations and entered the Company into the construction and demolition transfer business. Another wholly owned subsidiary, Metalico Transfer Realty, Inc., acquired the real property used in Compass’ operations from an affiliate of Compass. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price (including the cost of the real property) was approximately $2,694 including cash in the amount of $1,640, notes payable of $934 and a non-compete agreement of $120. The cash portion of the acquisition was financed by debt from borrowings under the Company’s loan agreement with its primary lender. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. However, allocations are preliminary and subject to change:

Assets
Property and equipment	$1,335
Other assets	5
Covenant not-to-compete	120
Goodwill	1,234

Net assets acquired	$2,694

The $1,234 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired.

Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The allocation of the purchase price is as follows:

Assets:
Inventories	$220
Property and equipment	559
Goodwill	1,528
Liabilities assumed:
Debt	(68)
Other liabilities	(19)

Net assets acquired	$2,220

The $1,528 of goodwill is deductible for income tax purposes.

Unaudited pro forma consolidated results of operations for the year ended December 31, 2005, as though the acquisition had been made as of January 1, 2005, follow:

2005

Revenue	$157,162
Income from continuing operations	7,293
Earnings per share:
Basic	0.30
Diluted	0.30

Note 3.	Inventories

Inventories as of December 31, 2007 and 2006, were as follows:

	2007	2006

Raw materials	$14,761	$4,793
Finished goods	12,727	5,005
Work-in-process	7,662	3,793
Ferrous scrap metal	5,427	1,722
Non-ferrous scrap metal	8,971	5,176

	$49,548	$20,489

Note 4.	Investment in Beacon Energy Corp and Minority Interests

In April 2007 and December 2006, the Company, as a founding investor, invested $500 and $2,500, respectively, for a total of 240,000 shares, or $12.50 per share, of common stock in Beacon Energy Corp., (Beacon), formerly known as AgriFuel Co., a start-up company organized to produce and market biofuels refined from waste vegetable oil, fats, and agricultural feedstocks. In September 2007, the Company invested an additional $2,000 for an additional 64,000 shares, or $31.25 per shares totaling 304,000 shares at December 31, 2007. The Company holds 47.0% and 46.8% of the total voting percentage of Beacon as of December 31, 2007 and 2006 respectively. Beacon has been consolidated with the results of the Company due to the Company having a controlling financial interest when its direct ownership is combined with the Company’s executive officers’ holdings in Beacon. Also receiving the founders’ share price of $12.50 per share for 2006 purchases was the President of Beacon, who purchased 8,000 shares for $100, and the President and Chief Executive Officer of Metalico, who purchased 24,000 shares for $300. A subsequent investment of $900 for 28,800 shares at $31.25 per

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

share in September 2007 by the President and Chief Executive Officer of Metalico resulted in an 8.2% interest held by him as of December 31, 2007.

In addition to the founders’ investments and additional investment by the President and Chief Executive Officer of Metalico described above, $2,712 for 86,787 shares at $31.25 per share was received from other investors in January and September 2007 and $6,106 for 195,400 shares at $31.25 per share was received from other investors of common stock of Beacon in December 2006.

Additionally, in conjunction with the acquisition of Totalcat in July 2007 as described in Note 2, the Company obtained a minority interest in a joint venture with an unrelated company.

The following table presents changes in minority interest balances for the years ended December 31, 2007 and 2006:

	2007	2006

Balance, beginning of year	$4,726	$—
Investments in Beacon	3,612	6,506
Acquired through acquisitions	(7)	—
Share of loss	(357)	(65)
Dilution from stock issuance	(201)	(1,715)

Balance, end of year	$7,773	$4,726

As of December 31, 2007, Beacon has $9,232 in cash and investments that are restricted for the use of Beacon investments and are classified as non-current assets.

Note 5.	Property and Equipment

Property and equipment as of December 31, 2007 and 2006 consisted of the following:

	2007	2006

Land	$5,586	$4,256
Buildings and improvements	18,778	14,709
Office furniture, fixtures and equipment	1,606	678
Vehicles and machinery and equipment	37,116	23,431

	63,086	43,074
Less accumulated depreciation	18,378	13,860

	$44,708	$29,214

Note 6.	Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, were as follows:

	2007	2006

Balance, beginning	$29,067	$29,067
Acquired during the year	49,498	—

Balance, ending	$78,565	$29,067

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Other Intangible Assets

Other intangible assets as of December 31, 2007 and 2006, consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

2007
Covenants not-to-compete	$4,361	$1,359	$3,002
Trademarks	969	—	969
Customer relationships	1,055	633	422
Supplier relationships	18,360	625	17,735
Know how	397	—	397

	$25,142	$2,617	$22,525

2006
Covenants not-to-compete	$2,243	$1,261	$982
Trademarks	969	—	969
Customer relationships	1,055	422	633
Know how	397	—	397

	$4,664	$1,683	$2,981

The changes in the net carrying amount of amortized intangible and other assets by classifications for the years ended December 31, 2007 and 2006, were as follows:

	Covenants
	Not-to-	Customer	Supplier
	Compete	Relationships	Relationships

2007
Balance, beginning	$982	$633	$—
Acquisitions/additions	2,118	—	18,360
Amortization	(98)	(211)	(625)

Balance, ending	$3,002	$422	$17,735

2006
Balance, beginning	$1,131	$844	$—
Acquisitions/additions	—	—	—
Amortization	(149)	(211)	—

Balance, ending	$982	$633	$—

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Amortization expense recognized on all amortized intangible assets totaled $934, $360 and $437 for the years ended December 31, 2007, 2006 and 2005. Estimated aggregate amortization expense on amortized intangible and other assets for each of the next 5 years and thereafter is as follows:

Years Ending December 31:	Amount

2008	$1,734
2009	1,878
2010	1,813
2011	1,794
2012	1,932
Thereafter	12,008

$21,159

Note 8.	Subsidiary Investments

In April 2007, the Company, through its subsidiary Beacon Energy Corp. (formerly known as AgriFuel Co.), completed a $3,600 investment accounted for on the equity method in Terra Bioenergy LLC (“Terra”), a St. Josephs, Missouri based development stage biodiesel production company. With the completion of such investment, Beacon Energy Corp. owns 36% of Terra, with an option to increase its ownership level to over 50%. Terra is in the initial phases of constructing a 30 million gallon per year biodiesel production plant. It has contracted with Desmet Ballestra to provide the technology process for the plant, and with B&A, Inc. to serve as the project’s construction engineer. Upon completion, the plant will be able to process a 50/50 blend of soy oil and choice white grease.

Subsidiary investment as of December 31, 2007 and 2006, consisted of the following:

	2007	2006

Initial investment	$3,600	$—
Equity in earnings of subsidiary investment	54	—

	$3,654	$—

The earnings of the subsidiary investment has been reflected in other income for the year ended December 31, 2007.

Note 9.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2007 and 2006, consisted of the following:

	2007			2006
	Current	Long-Term	Total	Current	Long-Term	Total

Environmental remediation costs	$2,933	$714	$3,647	$1,500	$982	$2,482
Payroll and employee benefits	2,699	—	2,699	1,816	—	1,816
Interest and bank fees	971	—	971	113	—	113
Obligations under put options (see Note 2)	—	5,973	5,973	—	—	—
Other	1,802	21	1,823	688	72	760

	$8,405	$6,708	$15,113	$4,117	$1,054	$5,171

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 10.	Pledged Assets and Short and Long-Term Debt

Short-term debt as of December 31, 2007 and 2006, consisted of the following:

	2007	2006

Revolving line-of-credit notes payable under secured credit facility to primary lender, terms as described below	$5,887	$1,897

Long-term debt as of December 31, 2007 and 2006, consisted of the following:
Senior debt:
Revolving line-of-credit notes payable under secured credit facility with primary lender, terms as described below	$23,548	$7,588
Term notes payable under secured credit facility with primary lender, due in monthly principal installments from $12 to $62 plus interest at the lenders base rate plus a margin (an effective rate of 7.75% at December 31, 2007), remainder due May 2009, collateralized by substantially all assets of the Company	5,260	2,217
Note payable to bank, due in monthly installments of $3, including interest at 7.2%, remainder due April 2019, collateralized by a mortgage on real property	264	279
Other, primarily equipment notes payable and capitalized leases for related equipment, interest from 1.9% to 9.8%, collateralized by certain equipment with due dates ranging from 2008 to 2012	5,461	3,963
Subordinated debt (subordinate to debt with primary lender):
Term notes payable maturing July 2013. Interest payable monthly at the lenders minimum base rate plus a margin of 3.5% (an effective rate of 11.0% at December 31, 2007), The notes are guaranteed by certain of the Company’s subsidiaries and collateralized by substantially all assets of the Company	50,000	—
Note payable to corporation for stock repurchase, due in quarterly installments of $5, remainder due April 2008, without interest, collateralized by common shares held by escrow agent	245	265
Note payable to corporation in connection with business acquisition, due in principal installments of approximately $11 every other month plus interest at 5%, unsecured	116	179
Non-compete obligations payable to individuals in connection with business acquisitions, due in installments from $11 to $15 from monthly to every other month, unsecured	1,531	689
Note payable to corporation in connection with business acquisition, due in monthly installments of approximately $19 including imputed interest at 4.8%, due April 2009, collateralized by equipment	293	—
Note payable to corporation in connection with business acquisition, due in monthly installments of approximately $21 including imputed interest at 4.8%, due April 2009, collateralized by land and buildings acquired under the terms of the purchase agreement	303	—
Note payable to corporation in connection with business acquisition, due in quarterly principal installments of approximately $63 plus interest at 7%, due November 2009, unsecured	500	750
Note payable to selling shareholder in connection with business acquisition, due in monthly installments of approximately $41 plus interest at 8%, due may 2010, unsecured	1,192	—

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2007	2006

Note payable to selling shareholder in connection with business acquisition, due in monthly installments of approximately $17 plus interest at 8%, due may 2010, unsecured	503	—
Note payable to corporation in connection with business acquisition, due in monthly installments of approximately $15 including interest at 5%, remainder due November 2007, collateralized by equipment	—	275
Note payable to corporation in connection with business acquisition, due November 2007, interest payable monthly at 5%, collateralized by land and buildings acquired under the terms of the purchase agreement	—	400

	89,216	16,605
Less current maturities	5,497	3,495

Long-term portion	$83,719	$13,110

On July 3, 2007, the Company entered into a Financing Agreement with Ableco Finance, LLC (Ableco) for two term loans in the respective amounts of $32 million and $18 million, both maturing in six years. Obligations under the agreement are guaranteed by certain of the Company’s subsidiaries. Each loan bears interest at (a) (i) the greater of 7.5% per annum or the Reference Rate (a rate determined by reference to the prime rate) plus (ii) 3.5% or (b) at the Company’s election, the greater of 4.5% per annum or the current LIBOR rate plus 6.5% (effectively 11.00% at December 31, 2007). Pursuant to the Financing Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc. (Foothill) provided under the loan agreement described in the next paragraph.

On July 3, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Foothill, replacing its prior loan agreement with the same lender. The new six-year facility consists of senior secured credit facilities in the aggregate amount of $85 million, including a $63 million revolving line of credit, an $8 million machinery and equipment Term A loan facility, a $2 million capital expenditure Term B loan facility, and a $12 million equipment finance Term C loan facility. The revolving line bears interest at the Base Rate (a rate determined by reference to the prime rate) plus .25% (effective rate of 7.5% and 8.5% at December 31, 2007 and 2006 respectively) or, at the Company’s election, the current LIBOR rate plus 2%. (an effective rate of 6.9% and 8.5% at December 31, 2007 and 2006, respectively). Each of the Term loans A and B bears interest at the Base Rate plus .5% (an effective rate of 7.75% and 8.75% at December 31, 2007 and 2006, respectively) or, at the Company’s election, the current LIBOR rate plus 2.25% (an effective rate of 7.42% at December 31, 2007). None of the Company’s debt balances were subject to a LIBOR option at December 31, 2006. The Term C loan facility bears interest at the Base Rate plus .25% or, at the election, the current LIBOR rate plus 2.25%. The Company also has the right to request an increase in the aggregate principal amount of the credit facilities of an additional $15 million, subject to increased commitments from the lenders party to the Loan Agreement from time to time. Pursuant to the Loan Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of Foothill and other lenders party to the Loan Agreement from time to time. In addition, the Loan Agreement contains certain financial covenants, including minimum EBITDA, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Loan Agreement are secured by substantially all of the Company’s assets.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In December 2007, the Company entered into an interest rate swap agreement related to their borrowings on their revolving line-of-credit with Foothill. This swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized over the life of the agreement in interest expense. The swap agreement expires in January 2011 and has a rate of 4.04% with a notional amount of $20,000. Included in other comprehensive income is a loss of approximately $63 relating to the fair value of the swap agreement as of December 31, 2007. As this instrument ages toward maturity and/or the interest rates increase, the loss will be reclassified from accumulated other comprehensive income into earnings.

Aggregate annual maturities required on long-term debt at December 31, 2007, are as follows:

Years Ending December 31:	Amount

2008	$5,497
2009	4,807
2010	2,496
2011	1,845
2012	848
Thereafter	73,723

$89,216

Note 11.	Accumulated Other Comprehensive Income

Total comprehensive income is reported in the accompanying statements of stockholders’ equity. Information related to the components, net of tax, of other comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 is a s follows.

	2007	2006	2005

Change in funded status of defined benefit pension plan	$(6)	$—	$—
Change in minimum pension liability	—	285	$(123)
Unrealized loss on interest rate swap	(63)	—	—

	$(69)	$285	$(123)

The components of accumulated other comprehensive loss, net of tax, as of December 31, 2007 and 2006 are as follows:

	2007	2006

Funded status of defined benefit pension plan	$(273)	$(267)
Unrealized loss on interest rate swap	(63)	—

	$(336)	$(267)

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Capital and Redeemable Stock

Capital stock voting rights, par value, dividend features and authorized, issued and outstanding shares are summarized as follows as of December 31, 2007 and 2006:

	2007		2006
		Issued and		Issued and
	Authorized	Outstanding	Authorized	Outstanding

New Convertible preferred stock, voting, $.001 par value:	139,342	—	16,650,000	14,372,187
Common stock, voting, $.001 par value	50,000,000	31,738,008	40,000,000	11,754,688

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

Preferred stock rights and privileges included the following:

Preference and ranking:  Holders of preferred stock had preferential rights over the common stockholders with regard to dividends and distribution of assets upon liquidation. Holders of preferred stock also had certain rights to designate and elect directors to the Board of Directors. Prior to the Third Amendment effective date of May 24, 2004, the Class B preferred ranked senior to the Class A preferred as to the payment of dividends and the distribution of assets upon voluntary or involuntary liquidation, dissolution or winding up of the Company.

Dividends:  Effective with the Third Amendment on May 24, 2004, dividends payable of $8,950 were exchanged for 4,107,918 issued shares of new preferred stock and preferred stock dividend participation requirements were eliminated. Thereafter the holders of preferred stock were entitled to receive dividends as the Board of Directors of the Company may determine at its sole discretion, and were entitled to share with common stockholders on an as-converted basis in all dividends declared on common stock.

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

Conversion features:  The preferred stock could be converted, in part or in full, at any time, at the holder’s option, into that number of common shares computed by multiplying the number of shares to be converted by the relevant original issue price of $3.00 and dividing the result by the conversion price then in effect, with such conversion price being $3.00 per share as of December 31, 2006.

Mandatory conversion features:  Provided neither a qualified offering nor a sale of the Company, as defined, had occurred, holders of 67% of the preferred stock could force all of the preferred stock to be converted into common stock. Upon certain events defined as conversion events, including the consummation of any qualified

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

offering with a price per share of common stock of at least $7.50, all of the preferred stock would be converted into common stock at the then-current conversion price formula.

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

Liquidation rights:  If Metalico, Inc. were voluntarily or involuntarily liquidated, dissolved or wound up, the holders of its equity securities would have the following preferences and rights against the property of the Company available for distribution to such holders (provided that the following provisions do not apply following, or in connection with, a conversion event as defined in the Third Amended and Restated Certificate of Incorporation): first, the holders of the preferred stock would be entitled to receive an aggregate amount equal to the greater of (x) the product determined by multiplying the total number of shares of former preferred stock exchanged or deemed exchanged for preferred shares on the date of the Third Amendment by the original issue price, pro rata among the holders of the preferred stock determined, with respect to each share of preferred stock, by dividing (i) the product determined by multiplying (A) the number of shares of former preferred stock exchanged or deemed exchanged with respect to such share of preferred stock on the date of the Third Amendment by (B) the original issue price by (ii) the number of shares of preferred stock received or deemed received upon such exchange, and (y) the amount determined on an as-converted basis, pro rata in accordance with the number of common shares held by each of them; and then second the balance to the holders of common stock, pro rata, in accordance with the number of common shares held by each of them.

As of May 14, 2007, all outstanding preferred stock was converted to common. All converted preferred shares were cancelled upon conversion to common and eliminated from the authorized preferred share total. The Company had no preferred stock issued and outstanding as of December 31, 2007.

Common stock features include the following:

Authorized shares:  On May 22, 2007 the Company’s shareholders approved an increase in the total number of authorized shares of common stock from 40,000,000 shares to 50,000,000 shares.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Changes in redeemable preferred and common stock for the years ended December 31, 2007, 2006 and 2005, were as follows:

	2007	2006	2005

Balance, beginning	$—	$1,000	$1,200
Redemption of 31,250 shares of redeemable common stock	—	—	(100)
Expiration of redemption option on 31,250 shares of redeemable common stock	—	—	(100)
Redemption of 200,000 shares of redeemable common stock	—	(1,000)	—

Balance, ending	$—	$—	$1,000

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

In conjunction with the issuance of convertible notes to finance a business acquisition, the convertible notes holders were also issued 272,146 of detachable common stock purchase warrants that are exercisable for a period of three years from the date of the convertible note with an exercise price of $4.00 per share. In 2007 a total of 262,146 in detachable common stock warrants were exercised resulting in the issuance of 166,235 common shares. In December 2006, warrants to purchase 10,000 common shares were exercised in a cashless transaction resulting in the issuance of 2,188 common shares. At December 31, 2007, no detachable common stock purchase warrants remained outstanding.

In December 2007, the Company issued 5,000 common stock purchase warrants to a consultant for future services. The stock purchase warrants had an exercise price of $10.00 per share and were exercisable at any time through December 2012.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Income Tax Matters

Net deferred tax assets (liabilities), resulting from the differences in the timing of the recognition of certain income and expense items for financial and tax accounting purposes, consisted of the following components as of December 31, 2007 and 2006:

	2007	2006

Deferred tax assets:
Inventories	$3,102	$1,795
Accrued liabilities	2,018	1,488
Loss carryforwards for state purposes	2,706	2,477
Other	666	613

	8,492	6,373
Less valuation allowance	2,538	2,441

	5,954	3,932

Deferred tax liabilities:
Property and equipment	2,214	2,052
Intangible and other	5,077	2,297
Basis in subsidiary stock	671	600

	7,962	4,949

	$(2,008)	$(1,017)

Included in deferred tax liabilities at December 31, 2007 and 2006 is $671 and $600 related to the gain on sale of subsidiary stock recorded as a capital transaction in the consolidated statement of stockholders’ equity.

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2007 and 2006, as follows:

	2007	2006

Current assets	$3,874	$2,715
Long-term assets (liabilities)	(5,882)	(3,732)

	$(2,008)	$(1,017)

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

Loss carryforwards for federal and state tax purposes as of December 31, 2007, total approximately $45,968 applicable to the various states in which the Company files its tax returns. A valuation allowance has been recorded for approximately 89% of these loss carryforwards applicable to non-operating subsidiaries filing as single entities under applicable federal and state tax laws. The ability of such non-operating subsidiaries to produce future taxable income in order to utilize all of the loss carryforwards before they expire in 2027 is unlikely.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no effect on retained earnings as of January 1, 2007 or on income tax expense for the year ended December 31, 2007.

The provision (credit) for income taxes for the years ended December 31, 2007, 2006 and 2005, consisted of the following:

	2007	2006	2005

Continuing operations:
Current	$8,535	$7,942	$2,295
Deferred	140	(1,684)	2,308

	$8,675	$6,258	$4,603

Discontinued operations:
Current	$(108)	$(1,140)	$(589)
Deferred	(492)	368	(253)

	$(600)	$(772)	$(842)

The income tax provision (credit) attributable to income from continuing operations differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2007, 2006 and 2005, due to the following:

	2007	2006	2005

Computed “expected” tax expense (credit)	$8,396	$6,047	$4,038
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	1,205	676	299
Change in valuation allowance	97	(45)	81
Other, net	(1,023)	(420)	185

	$8,675	$6,258	$4,603

The total income tax provision (credit) for the years ended December 31, 2007, 2006 and 2005, was $8,075, $5,486 and $3,761, respectively. Those amounts have been allocated to the following financial statement items:

	2007	2006	2005

Income from continuing operations	$8,675	$6,258	$4,603
Discontinued operations	(600)	(772)	(842)

	$8,075	$5,486	$3,761

Note 14.	Stock Based Compensation Plans

The Company established the 2006 Long-Term Incentive Plan (the 2006 Plan) which allows for up to 3,173,801 shares of the Company’s common stock to be issued upon the exercise of stock based awards granted to officers, consultants, board members and certain other employees from time to time. The purpose of the 2006 Plan is to attract and retain qualified individuals and to align their interests with those of the stockholders by providing certain employees of the Company and its affiliates and members of the Board with the opportunity to receive stock-based and other long-term incentive grants. The 2006 Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Awards issued under the 2006 Plan vest ratably over three years and are exercisable for up to five years from the date of grant. The Company receives no monetary consideration for the granting of stock based awards pursuant to the 2006 Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options.

The Company established the 1997 Long-Term Incentive Plan (the 1997 Plan) which allows for a number of shares of the Company’s common stock equal to up to 10% of the total authorized amount of common shares to be issued upon the exercise of stock based awards granted to officers, consultants and certain other employees from time to time. The primary purpose of the 1997 Plan is to provide additional performance and retention incentives to officers and other key employees by facilitating their purchase of an ownership interest in the Company. The 1997 Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the 1997 Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Exercise or purchase price per share amounts are generally approved at or above the grant date fair value of the Company’s common stock; however, certain awards issued in 2005 and 2004 included terms with exercise prices below the grant date fair value of the Company’s common stock. Awards issued under the 1997 Plan generally vest ratably over two or three years and are exercisable for up to five years from the date of grant. The Company receives no monetary consideration for the granting of stock based awards pursuant to the 1997 Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options. With the approval of the 2006 Plan described in the preceding paragraph, no further awards were made under the 1997 Plan and all future awards will be made under the 2006 Plan.

As described in Note 1, the Company adopted SFAS No. 123R on January 1, 2006. Previous to this, the Company had accounted for its stock based compensation plans under APB No. 25 as permitted by SFAS No. 123. Awards issued by the Company through December 31, 2005, consist of options, warrants and stock purchase rights and are fixed plan awards under APB No. 25, since the exercise price that a grantee is required to pay upon exercise, and number of shares that a grantee is entitled to receive, are known at the grant date. Through December 31, 2005, no compensation cost had been recognized for grants that are fixed plan awards except for 119,917 options issued in 2005 at exercise prices below fair value (from $2.50 to $3.50 per share) and 55,000 options and 100,000 warrants issued in 2004 at exercise prices below fair value (from $.01 to $1.00 per share) that resulted in compensation expense of approximately $83 for the years ended December 31, 2005.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the fixed awards at December 31, 2007, 2006 and 2005, and changes during the years ended on those dates is as follows:

	2007		2006			2005
		Weighted-			Weighted-		Weighted-
		Average			Average		Average
		Exercise			Exercise		Exercise
	Shares	Price	Shares		Price	Shares	Price

Outstanding at beginning of year	995,905	$3.40	872,275		$2.87	375,937	$1.31
Granted	453,500	7.72	206,306		5.39	546,200	3.76
Exercised	(198,899)	2.74	—		—	(38,462)	0.30
Expired	(64,587)	5.82	(82,676)		2.82	(11,400)	2.65

Outstanding at end of year	1,185,919	5.03	995,905		3.40	872,275	2.87

Exercisable at end of year	679,701 (a)		594,868	(a)		365,808
Weighted-average fair value per award of awards granted during the year	$4.05		$2.48			$1.13

(a)	As of December 31, 2007, there was $1,645 of total unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.33 years.

For the year ended December 31, 2007, 2006, and 2005, the fair value of each award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants: dividend rate of 0%; risk-free interest rates of between 3 and 4.5% based on the U.S. Treasury yield curve in effect at the time of the grant; expected lives of 5 years and a volatility rate of 55% for 2007, based upon the Company’s stock price volatility, and 47% and 45% using a comparable company in 2006 and 2005, respectively.

	As of and For The Year Ended
	December 31
	Aggregate Intrinsic Value
	2007	2006

Awards outstanding:	$6,855	$1,724
Awards exercisable:	$4,858	$1,386
Awards exercised:	$1,026	$—

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A further summary about awards outstanding at December 31, 2007, was as follows:

	Options and Warrants		Options and Warrants
	Outstanding		Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Remaining
	Number	Contractual	Number	Contractual
Exercise Prices	Outstanding	Life	Exercisable	Life

0.01	97,500	1.3	97,500	1.3
1.00	25,000	1.3	25,000	1.3
2.00	50,750	1.0	50,750	1.0
3.00	30,000	1.3	30,000	1.3
3.03	138,741	3.0	92,494	3.0
3.50	69,664	2.2	68,553	2.0
4.36	10,000	3.3	5,556	3.3
4.70	3,056	3.5	1,528	3.5
4.86	10,000	3.3	5,556	3.3
4.90	170,000	2.2	170,000	2.0
5.36	5,000	3.3	2,778	3.3
5.50	148,250	3.5	70,007	3.5
6.29	15,000	4.3	3,333	4.3
7.56	5,000	4.7	278	4.7
7.74	389,458	4.6	54,090	4.6
8.00	7,500	4.7	833	4.7
8.48	10,000	4.5	1,389	4.5
10.40	1,000	4.8	56	4.8

Total	1,185,919	3.2	679,701	2.2

Note 15.	Pension Plans

At December 31, 2007, the Company has three defined-contribution 401(k) pension plans, one for employees not covered by a collective bargaining agreement (Non-union), one acquired in July 2007 with the purchase of Totalcat Group (“Totalcat Plan”) and one for employees at its Granite City, Illinois plant covered by a collective bargaining agreement (Union). The plans offer substantially all employees a choice to elect to make contributions pursuant to salary reduction agreements upon attaining certain age and length-of-service requirements. Under the Non-union plan, the Company may make matching contributions on behalf of the participants of the plan, not to exceed 100% of the amount of each participant’s elective salary deferral, up to a maximum percentage of a participant’s compensation as defined by the plan. Under the Totalcat Plan, employees do not receive a company match contribution. Under the Union plan, and in accordance with its labor contract that covers the Company’s union employees at the Granite City, Illinois plant, Company contributions are required based on a specified rate per month. The Company matched participant contributions during 2007, 2006 and 2005, under the Non-union plan at 100% of a participant’s elective salary deferrals, up to a maximum of 4% of a participant’s compensation. The Non-union and Union plans also provide a profit sharing component where the Company can make a discretionary contribution to the plans, which is allocated based on the compensation of eligible employees. No profit sharing contributions were made for 2007, 2006 and 2005. Company matching and profit sharing contributions are subject to vesting schedules, and forfeitures are applied to reduce Company contributions. Participants are immediately

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

vested in their elective contributions. 401(k) pension expense for the years ended December 31, 2007, 2006 and 2005, was approximately $355, $421 and $423, respectively.

In connection with the Company’s acquisition of a controlling membership interest in Mayco Industries, Inc. effective September 30, 2004, the Company assumed plan sponsorship of a frozen defined benefit pension plan at the Granite City, Illinois plant covering substantially all hourly employees at such location.

Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). The statement requires employers to recognize the overfunded and underfunded portion of a defined benefit plan as an asset or liability, respectively, and any unrecognized gains and losses or prior service costs as a component of accumulated other comprehensive income. It also requires a plan’s funded status to be measured at the employer’s fiscal year-end. The adoption of SFAS 158 had no effect on our consolidated financial statements.

Information relative to this defined benefit pension plan, as of and for the years ended December 31, 2007 and 2006, is presented as follows:

The Company uses a December 31 measurement date for the defined benefit pension plan.

Obligations and Funded Status

	2007	2006

Changes in benefit obligations:
Obligations at beginning of year	$958	$1,016
Service cost	—	—
Interest cost	57	54
Participant contributions	—	—
Amendments	—	—
Actuarial (gain) loss	32	(39)
Benefits paid	(70)	(73)

Obligations at end of year	$977	$958

Changes in plan assets:
Fair value of assets at beginning of year	$660	$628
Actual return on assets	44	54
Company contributions	50	51
Participant contributions	—	—
Benefits paid	(70)	(73)

Fair value of assets at end of year	$684	$660

Funded status (plan assets less than benefit obligations) at end of year	$(293)	$(298)
Amounts not recognized:
Unrecognized net (gain) loss	469	467

Net amount recognized on balance sheet	$176	$169

Amounts recognized on balance sheet as:
Accrued benefit cost	$(293)	$(298)

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2007	2006

Accumulated other comprehensive income	469	467

Net amount recognized on balance sheet	$176	$169

Aggregate accumulated benefit obligation for the defined benefit pension plan	$977	$958

Aggregate amounts were:
Projected benefit obligations	$977	$958
Accumulated benefit obligations	977	958
Fair value of plan assets	684	660
Components of Net Periodic Benefit Cost and Additional Information Components of net periodic benefit cost:
Interest cost	$57	$54
Expected return on plan assets	(49)	(45)
Recognized actuarial (gain) loss	35	37

Net periodic benefit cost	$43	$46

Additional information:
Increase (decrease) in minimum liability included in other comprehensive income, net of tax	$6	$(285)
Assumptions
Weighted-average assumptions used in computing ending obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	N/A	N/A
Weighted-average assumptions used in computing net cost:
Discount rate	6.00%	5.50%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	8.00%	8.00%

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Plan Assets

	Percentage of
	Plan Assets
	at
	December 31,
Asset Category	2007	2006

Equity securities	58%	59%
Debt securities	40%	40%
Other	2%	1%

Total	100%	100%

Cash Flows

The Company expects to contribute approximately $50 to its defined benefit pension plan in the year ending December 31, 2008.

The following benefit payments are expected to be paid:

Years Ending December 31:	Amount

2008	$40
2009	39
2010	38
2011	37
2012	36
Years 2013-2016	184

Note 16.	Lease Commitments

The Company leases administrative and operations space under noncancelable agreements that expire between 2008 and 2012, and require various minimum annual rentals. In addition, certain leases also require the payment of property taxes, normal maintenance, and insurance on the properties. The Company also leases certain vehicles and equipment under noncancelable lease agreements that expire between 2008 and 2011.

The approximate minimum rental commitment as of December 31, 2007, excluding executory costs, is due as follows:

Years Ending December 31:	Amount

2008	$905
2009	610
2010	297
2011	129
2012 and thereafter	42

$1,983

Total rental expense for the years ended December 31, 2007, 2006 and 2005, was approximately $1,562, $1,181 and $1,280, respectively.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (TDEC) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of December 31, 2007 and December 31, 2006, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $533 and $610, respectively. Of the $533 accrued as of December 31, 2007, approximately $69 is reported as a current liability and the remaining $464 is estimated to be incurred and paid as follows: $86 from 2009 through 2010 and $378 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.

In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (GCR) received an information request and notice of potential liability from the EPA (the Request and Notice) regarding contamination at a site in Seffner, Florida (the Jernigan Site) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the Northern Settlement Agreement) and EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the Southern Settlement Agreement) providing in each case for the remediation of the affected property. The consulting firm retained by GCR to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $2,626. GCR’s liability for remediation costs have been reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $250. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.

GCR is a party to four other consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.

Pursuant to the sale of substantially all of the assets of GCR in May of 2006 (See Note 20), the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying December 31, 2007 and December 31, 2006, balance sheets

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

include approximately $3,114 and $1,686, respectively, applicable to GCR’s various outstanding remediation issues. Of the $3,114 accrued as of December 31, 2007, $2,864 is reported as a current liability and consists primarily of the estimated clean-up of the Jernigan Site discussed above. The remaining $250 is reported in long term liabilities and represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.

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

Beacon Energy Corp., Repurchase Obligation

On December 8, 2006, the Company completed the first phase of its investment in Beacon Energy Corp.,(Beacon) a Delaware corporation formerly known as AgriFuel Co, pursuant to an Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 (the Series A Stockholder Agreement) setting forth the terms and conditions under which the investors named in the Stockholder Agreement (the Purchasers) purchased stock in Beacon. The Company and the Purchasers subsequently entered into an amendment to the Stockholder Agreement (the Amendment) dated as of August 22, 2007 and, in connection with additional cash investments by the Company and several of the Purchasers, a Series B Stock Subscription Agreement and Stockholder Agreement dated as of August 22, 2007 (the Series B Stockholder Agreement and, along with the Series A Stockholder Agreement, each a Stockholder Agreement). To date, the Company has invested $5.0 million in Beacon and owns 47% of Beacon’s common stock. For accounting purposes, the holdings of certain of the Company’s executive officers are combined with the Company’s own interests and the Company is deemed to have a controlling interest in Beacon.

Under the terms of both the Series A Stockholder Agreement (as amended pursuant to the Amendment) and the Series B Stockholder Agreement, the Purchasers were granted a right to sell their respective holdings in Beacon to the Company on the following terms:

Unless a Public Trading Event (as defined below) has occurred, each Purchaser shall have the right as of August 1, 2008 or December 1, 2008, as determined by reference the governing term of each Stockholder Agreement, upon thirty (30) days written notice (a Sale Notice) to Metalico, to require Metalico to purchase all or a portion of the securities of such Purchaser acquired pursuant to the applicable Stockholder Agreement for consideration equal to, at the option of such Purchaser, either:

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Under each Stockholder Agreement, a Public Trading Event means the occurrence of one of the following:

(i) as of April 30, 2008 Beacon shall have completed the filing of an appropriate application and required supporting materials with any of the following national securities exchanges or listing services providing a platform for public trading in Beacon’s common stock: the American Stock Exchange, the New York Stock Exchange, the NASDAQ market, or the OTC Bulletin Board (each a Traditional Trading Platform) or ,

(ii) as of July 31, 2008 Beacon shall have completed an alternative listing arrangement through a reverse merger with a public shell, a listing on the Pink Sheets trading system, acquisition by a special purpose acquisition company (SPAC) or any other similar mechanism deemed appropriate by Beacon’s Board of Directors (each a Non-Traditional Trading Platform and, collectively together with the Traditional Trading Platform each a Trading Platform ).

Platform Date means the earlier to occur of (a) the date as of which a filing contemplated under clause (i) immediately above is declared effective by the SEC and (b) the date as of which an arrangement contemplated under clause (ii) immediately above is completed. If Beacon elects to cause a Public Trading Event to occur by making the filing contemplated in clause (i) above, Beacon shall use its reasonable efforts to have its filed application, as such may be amended, declared effective by the SEC no later than September 30, 2008. If Beacon fails to have such filed application declared effective by September 30, 2008, it shall have until December 1, 2008 to complete a listing through a Non-Traditional Trading Platform. Beacon has agreed to use its best efforts to cause a Public Trading Event to occur within the stated time frames. The Company has agreed to use its best efforts to seek the authorization of its Board of Directors, to the extent necessary, to cause or permit any actions by Beacon necessary or appropriate to achieve a Public Trading Event and the effectiveness of any listing, provided that nothing in the governing provisions of the Stockholder Agreements shall be deemed to obligate the Company to perform any act in violation of applicable law or regulation.

The Company has reviewed the requirements for causing a Public Trading Event to happen (including, without limitation, the requirements for a filing on the Pink Sheets trading system and the accessibility and feasibility of the public shell and SPAC alternatives) and has determined that a Public Trading Event is highly likely to occur within the stated time frame. The Company’s total potential obligation in respect of potential Beacon repurchases as of December 31, 2007 was approximately $17,637 in cash or 1,653,399 shares of the Company’s common stock. The amounts were fixed as of the dates that Purchasers made their various capital contributions to Beacon under the Stockholder Agreements and will not vary according to the date or dates of any Sale Notice. The number of shares of the Company’s common stock available for issuance to satisfy the Company’s obligations, if required, has at all times been adequate to settle such obligations. Based on an analysis of the fair value of this potential liability, it was determined that no liability was required to be recorded as of December 31, 2007.

Capital Expenditures Commitment — Mayco Industries, Inc. — Rolling Mill Project

Mayco Industries, Inc., the Company’s lead fabricating subsidiary in Birmingham Alabama, has contracted to construct a rolling mill for use in its Birmingham production facility. Total anticipated cost to complete is $6.5 million. Through December 31, 2007, the Company has expended $3.4 million on the project which is included with non-current other assets. The mill is expected to be complete and operational in 2008. The mill will modernize the Company’s lead rolling process resulting in increased production capacity and reduced labor costs.

Pending Litigation

On July 12, 2006, Metalico Niles, Inc. (Metalico Niles), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (NIMCO) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the Asset Purchase Agreement). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31,

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. An amended complaint was filed January 8, 2007. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment. At December 31, 2007 and 2006, the Company has included $500 in other non-current assets for deposits given to the seller which it anticipates to recover. No amounts have been recorded for any potential losses resulting from this litigation as a range of reasonably possible losses cannot be estimated at this time.

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

On May 31, 2006, the Company sold substantially all of the lead smelting assets of its Gulf Coast Recycling, Inc, (GCR) subsidiary, in Tampa, Florida for $6.0 million and will no longer conduct lead smelting and refining operations. The Company determined that operation of a secondary lead smelter was not a core function of its lead fabrication segment but intends to maintain its position as a lead fabricator. The purchase price included an assumption of GCR liabilities identified in the asset purchase agreement but GCR has retained liability for certain specified preexisting environmental conditions. The Company recorded a $560 gain ($903 less $343 in income taxes) on the sale of GCR. For the year ended December 31, 2005, the results of Metalico have been restated for the GCR divestiture as results of operations have been reclassified as discontinued operations.

The income (loss) from the GCR discontinued subsidiary for the years ended December 31, 2007, 2006, and 2005, consisted of the following:

	2007	2006	2005

Revenue	$—	$5,837	$9,055
Costs and expenses	1,582	7,903	10,035

Operating	(1,582)	(2,066)	(980)
Other (expense)	—	(4)	(6)

	$(1,582)	$(2,070)	$(986)

During 2003, the Company’s Board of Directors approved a plan for the shutdown of operations and closure of its secondary lead smelting and refining plant in College Grove, Tennessee (Metalico-College Grove, Inc.).

The income (loss) from the Metalico-College Grove, Inc. discontinued subsidiary for the years ended December 31, 2007, 2006 and 2005, consisted of the following:

	2007	2006	2005

Revenue	$—	$—	$—
Costs and expenses	100	896	1,200

Operating	(100)	(896)	(1,200)
Other income	164	—	—

	$64	$(896)	$(1,200)

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future, the plant remains idle. In addition to these environmental monitoring costs, (and reclassification of the GCR subsidiary discussed above), during the year ended December 31, 2006, certain assets held for sale and located on the site in College Grove were removed from the plant and have been scrapped. The year ended December 31, 2006, also includes a charge of $516 ($823 net of income tax credit of $317), for these assets previously held for sale which have been scrapped. The Company had recorded a full impairment of the plant during 2000. The Company has capitalized $71 of costs during the year ended December 31, 2007 for a total $282, relating to preparing the plant for sale. Although no specific buyer has been secured, the Company expects to sell the plant for in excess of the carrying value.

Note 19.	Segment Reporting

The Company had two operating segments for the years ended December 31, 2007, 2006 and 2005. Reference should be made to Note 19 regarding discontinued operations. The segments are distinguishable by the nature of their operations and the types of products sold. The accounting policies of the operating segments are generally the same as described in Note 1. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Beginning in 2007, the Company began allocating acquisition interest and management fees from corporate to the operating segments. Listed below is financial data as of or for the years ended December 31, 2007, 2006 and 2005, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated

2007
Revenues from external customers	$240,894	$93,319	$—	$334,213
Operating profit (loss)	17,316	13,223	(1,176)	29,363
Depreciation and amortization expense	4,978	1,260	41	6,279
Interest expense	6,928	373	(1,418)	5,883
Total assets	185,107	61,818	22,645	269,570
Capital expenditures on property and equipment acquired in business acquisitions	9,264	—	—	9,264
Capital expenditures on other property and equipment	9,455	2,131	46	11,632
Capital expenditures on goodwill	49,498	—	—	49,498
Capital expenditures on other intangibles	18,360	—	—	18,360
2006
Revenues from external customers	$129,038	$78,617	$—	$207,655
Operating profit (loss)	15,467	9,739	(5,303)	19,903
Depreciation and amortization expense	2,748	1,062	80	3,890
Interest expense	319	11	1,867	2,197
Total assets	63,030	41,631	13,746	118,407
Capital expenditures on property and equipment acquired in business acquisitions	—	—	—	—
Capital expenditures on other property and equipment	8,759	662	470	9,891
Capital expenditures on goodwill	—	—	—	—

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated

2005
Revenues from external customers	$87,995	$67,242	$—	$155,237
Operating profit (loss)	9,203	8,852	(4,049)	14,006
Depreciation and amortization expense	2,303	1,126	160	3,589
Interest expense	236	2	2,289	2,527
Total assets	52,790	45,945	2,702	101,437
Capital expenditures on property and equipment acquired in business acquisitions	559	3,183	—	3,742
Capital expenditures on other property and equipment	2,550	1,071	7	3,628
Capital expenditures on goodwill	1,467	70	—	1,537

The Company’s revenue by product line or service for the years ended December 31, 2007, 2006 and 2005, consisted of the following:

	2007	2006	2005

Scrap Metal Recycling
Ferrous metals	$78,699	$43,506	$35,027
Non-ferrous metals	162,195	85,532	52,968

	240,894	129,038	87,995

Lead Fabrication	93,319	78,617	67,242

	$334,213	$207,655	$155,237

Note 20.	Statements of Cash Flows Information

The Company made (received) net cash payments for income and franchise taxes of approximately $7,860, $5,332 and $2,195 (net of refunds $448, $529 and $42) and for interest of approximately $5,146, $2,255 and $2,463 during the years ended December 31, 2007, 2006 and 2005, respectively. The Company paid net cash of $75,778, and $4,403 to acquire businesses in the years ended December 31, 2007 and 2005 respectively. No acquisitions were made in the year ended December 31, 2006.

The following describes the Company’s noncash investing and financing activities:

	2007	2006	2005

Net assets acquired in business acquisitions (see Note 2)	$—	$—	$2,220
Issuance of short and long-term debt for business acquisition	—	—	1,000
Issuance of common stock on debt conversion	—	4,422	3,850
Issuance of common stock in exchange for warrants exercised	686	84	44
Debt payoff in exchange for proceeds from sale of equipment	—	—	199
Termination of redemption option on redeemable common stock	—	932	—
Change in fair value of interest rate swap contract, net of deferred tax	63	—	—
Increase (decrease) in funded status of pension plan	6	—	—
Increase (decrease) in minimum pension liability	—	(285)	123

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 21.	Fair Value of Financial Instruments

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

Seller Put obligations;  Obligations under seller put options are recorded at the present value of the maximum expected potential repurchase liability. Discounts are amortized on a straight line basis from the date of acquisition to the required repurchase date.

Interest Rate Swap:  The carrying amount is equal to fair value based upon quoted prices.

Other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the trained work force, customer goodwill and similar items.

Note 22.	Earnings Per Share

Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income from continuing operations available to common stockholders	$15,671	29,004,254	$0.54

Effect of Dilutive Securities
Common stock warrants	—	160,875
Options and rights	—	173,622

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$15,671	29,338,751	$0.53

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income from continuing operations available to common stockholders	$11,619	24,922,942	$0.46

Effect of Dilutive Securities
Common stock warrants	—	96,236
Options and rights	—	88,170
Convertible notes	164	909,214

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$11,783	26,016,562	$0.45

	Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income from continuing operations available to common stockholders	$6,933	24,133,406	$0.29
Effect of Dilutive Securities
Common stock warrants	—	89,675
Options and rights	—	94,007

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$6,933	24,317,088	$0.29

Note 23.	Pending Adoption of Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. In February 2008, the FASB issued FASB staff position FAS 157-2 “Effective Date of FASB Statement No. 157” (The FSP). The FSP delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement is effective for the Company January 1, 2008 with the deferred provisions being effective January 1, 2009. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (APB) No. 12, Omnibus Opinion — 1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company does not expect that the adoption of EITF 06-04 will have a material impact on its financial position, results of operation and cash flows.

In March 2007, the EITF reached a final conclusion on Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. The consensus concludes that a liability must be recognized for the postretirement obligation related to a collateral assignment split-dollar life insurance arrangement in accordance with SFAS No. 106 or APB No. 12. Any asset should be recognized and measured based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 06-10 will have a material impact on its financial position, results of operation and cash flows.

In December 2007, FASB issued SFAS No. 141(revised), “Business Combinations”. The Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations. Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions. Acquisition costs and restructuring costs will generally be expensed as incurred. This Statement is effective for the Company for business combinations in which the acquisition date is on or after January 1, 2009.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. The Statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This Statement is effective for the Company beginning on January 1, 2009. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

Note 24.	Subsequent Events

On January 25, 2008, the Company’s Metalico CatCon, Inc. (“Metalico CatCon”) subsidiary closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”). The results of operations acquired will be included in the consolidated financial statements form the acquisition date forward. The acquisition expands the Company’s platform and presence in the recycling of Platinum Group Metals contained in catalytic converters. The aggregate purchase price including a payment for inventory in excess of a predetermined amount was approximately $33,161 comprised of cash in the amount of $25,301, a $3,860 note payable to the seller and 500,000 shares of Metalico common stock valued at $4,000. Metalico CatCon will also make an annual payment to ACC Texas for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over a predetermined income level during such periods. If such payments are made, it

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

will increase the total purchase price and be recorded as an increase to goodwill. The acquisition was financed with a $17,150 term loan maturing in six years, a note payable to the seller as described above, with the balance of the purchase price paid with borrowings under the Company’s existing credit facility. The Company has recorded a preliminary purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The allocation of the purchase price is subject to adjustment based upon the completion of a third party appraisal. Such allocation is as follows:

Assets
Cash	$6
Accounts receivable	4,120
Inventory	3,715
Other current assets	5,793
Property and equipment	782
Other Intangibles	1,500
Goodwill	17,417
Liabilities Assumed
Accounts payable and accrued expenses	(18)
Short term debt and notes payable	(154)

Net assets acquired	$33,161

The $17,417 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other intangibles acquired in the transaction include supplier relationships which will be amortized on a straight-line basis over a 10 year life.

On February 12, 2008, the Company’s Beacon Energy subsidiary has entered into an Asset Purchase Agreement with Smithfield Bioenergy for the purchase of all of Smithfield’s biodiesel operation assets for approximately $9,825. The agreement contains certain closing date adjustments for inventory (both raw materials and finished product) and customary terms and conditions. The obligations of Smithfield in the transaction have been guaranteed by Smithfield Foods Inc. The transaction is anticipated to close on April 15, 2008.