Form 10-Q
period 2008-03-31
METALICO INC
filed 2008-04-24
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐     NO ☑
Number of shares of Common stock, par value $.001, outstanding as of April 17, 2008: 35,378,942

METALICO, INC.
Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
	($ thousands)
ASSETS

Current Assets
Cash and cash equivalents	$4,842	$3,309
Trade receivables, net	62,539	41,668
Inventories	58,544	49,548
Vendor advances, net	7,166	286
Stock subscriptions receivable	5,003	—
Prepaid expenses and other	6,935	4,606
Deferred income taxes	4,100	3,874

Total Current Assets	149,129	103,291

Cash restricted for investment	6,270	9,232
Property and equipment, net	46,207	44,708
Goodwill	95,532	78,565
Other intangibles, net	25,863	22,525
Other assets, net	13,436	11,249

Total Assets	$336,437	$269,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term debt	$7,212	$5,887
Current maturities of other long-term debt	7,602	5,497
Accounts payable	14,230	19,197
Accrued expenses	14,157	8,405
Income taxes payable	4,078	2,485

Total Current Liabilities	47,279	41,471

Long-Term Liabilities
Long-term debt, less current maturities	106,968	83,719
Accrued and other	7,501	6,708
Deferred income taxes	5,882	5,882

Total Long-Term Liabilities	120,351	96,309

Total Liabilities	167,630	137,780

Minority interest	7,615	7,773

Redeemable common stock	4,000	—

Stockholders’ Equity
Common stock	35	32
Additional paid-in capital	125,676	98,188
Retained earnings	32,202	26,133
Accumulated other comprehensive loss	(721)	(336)

	157,192	124,017

Total Liabilities and Stockholders’ Equity	$336,437	$269,570

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2008 and 2007

	2008	2007
	(Unaudited)
	($ thousands, except share data)

Revenue	$170,548	$51,752

Costs and expenses
Operating expenses	148,248	41,762
Selling, general, and administrative expenses	7,154	3,699
Depreciation and amortization	2,027	1,097

	157,429	46,558

Operating income	13,119	5,194

Financial and other income (expense)
Interest expense	(3,217)	(404)
Other	124	108

	(3,093)	(296)

Income from continuing operations before income taxes and minority interest	10,026	4,898
Provision for federal and state income taxes	3,710	1,766

Income from continuing operations before minority interest	6,316	3,132
Minority interest	158	36

Income from continuing operations	6,474	3,168
Discontinued operations, net	(405)	(60)

Net income	$6,069	$3,108

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.20	$0.12
Discontinued operations, net	(.01)	—

Net income	$0.19	$0.12

Diluted:
Income from continuing operations	$0.20	$0.12
Discontinued operations, net	(.01)	—

Net income	$0.19	$0.12

Weighted Average Common Shares Outstanding:
Basic	32,339,468	26,131,752

Diluted	32,787,293	26,438,340

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007

	2008	2007
	(Unaudited)
	($ thousands)

Cash Flows from Operating Activities
Net income	$6,069	$3,108
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,349	1,101
Deferred income taxes	(226)	(1,900)
Provision for doubtful accounts receivable	129	10
Minority interest in loss of consolidated subsidiary	(158)	(36)
Compensation expense on restricted stock, stock options and warrants issued	332	109
Change in assets and liabilities:
Increase in:
Receivables	(16,880)	(2,074)
Inventories	(5,281)	(426)
Prepaid expenses and other	(3,416)	(565)
Increase in:
Accounts payable, accrued expenses, and income taxes payable	774	671

Net cash used in operating activities	(16,308)	(2)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,300)	(2,105)
Investment in unconsolidated subsidiary	(600)	—
Cash paid for business acquisitions, less cash acquired	(27,132)	—
Increase in other assets	(2,004)	(4)
Cash restricted for investment	3,562	(725)

Net cash used in investing activities	(28,474)	(2,834)

Cash Flows from Financing Activities
Net borrowings under revolving lines-of-credit	6,626	2,307
Proceeds from other borrowings	18,001	392
Principal payments on other borrowings	(1,957)	(754)
Proceeds from issuance of common stock	23,495	—
Proceeds from issuance of subsidiary stock	—	225
Proceeds from issuance of common stock on exercised warrants and options	150	17

Net cash provided by financing activities	46,315	2,187

Net increase (decrease) in cash and cash equivalents	1,533	(649)
Cash and cash equivalents:
Beginning	3,309	1,462

Ending	$4,842	$813

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
Business
     Metalico, Inc. and subsidiaries (the “Company”) operates primarily in two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) lead product fabricating. The Company’s operating facilities as of March 31, 2008, included fourteen scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi ,West Chester and Quarryville, Pennsylvania, an aluminum de-ox plant located in Syracuse, New York and five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.
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
     Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K as filed with the SEC.
     Reclassifications: Certain amounts in the accompanying condensed consolidated financial statements as of December 31, 2007 and for the quarter ended March 31, 2007, have been reclassified with no effect on stockholders’ equity or net income, to be consistent with the classifications as of and for the quarter ended March 31, 2008.
Significant Accounting Policies
     Vendor Advances: Vendor advances consist principally of unsecured advances to suppliers for purchase of catalytic converters for recycling. These advances are necessary in order to maintain the supply line of catalytic converters. Management works diligently to monitor such advances. The incidence of bad debts related to such advances has not been significant for the acquired companies over the years prior to the acquisitions described in Note 2. An allowance of $836 for uncollectible advances has been recorded in the consolidated financial statements as of March 31, 2008.
Note 2 — Business Acquisitions
     On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”) closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas “ACC”). The results of operations acquired are included in the consolidated financial statements from the acquisition date forward. The acquisition expands the Company’s platform and presence in the recycling of Platinum Group Metals contained in catalytic converters. The aggregate purchase price including a payment for inventory in excess of a predetermined amount was approximately $33,161 comprised of cash in the amount of $25,301, a $3,860 note payable to the seller and 500,000 shares of Metalico redeemable common stock totaling $4,000, representing fair market value at the date of the acquisition. American CatCon will also make an annual payment to ACC Texas for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. If such payments are made, they will increase the total purchase price and be recorded as an increase to goodwill. The acquisition was financed with a $17,150 term loan maturing in six years, a $3,860 note payable to the seller payable in 24 monthly installments with interest at 7%, with the balance of the purchase price paid with borrowings under the Company’s existing credit facility. In connection with the acquisition, the Company entered into a 5 year lease for the facilities located in Buda, Texas. The lease requires monthly rent of approximately $30 per month or $1,800 over the five year term. The operating results of ACC are included in the Company’s scrap metal recycling segment from the date of acquisition.
     The Company has recorded a preliminary purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The allocation of the purchase price is subject to adjustment based upon the completion of a third party appraisal. Such allocation is as follows:

Assets
Cash	$6
Accounts receivable	4,120
Inventory	3,715
Other current assets	5,793
Property and equipment	782
Other Intangibles	3,783
Goodwill	15,134
Liabilities Assumed
Accounts payable and accrued expenses	(18)
Short term debt and notes payable	(154)

Net assets acquired	$33,161

     The $15,134 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other intangibles acquired in the transaction include supplier relationships which will be amortized on a straight-line basis over a 10-year life.
     The unaudited pro forma financial information presented below gives effect to the acquisition of ACC as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of ACC had taken place at the beginning of each of the periods presented.

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues	$184,781	$82,313
Net Income	$6,673	$4,028
Earnings Per Share
Basic	$0.21	$0.15
Diluted	$0.20	$0.15
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

     The $34,457 of goodwill, not deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other amortizable intangible assets acquired in the transaction include $1,100 for supplier relationships which are being amortized on a straight-line basis over a 10-year period and $60 assigned to the value of a joint venture agreement an is being amortized on a straight-line basis over a 4-year period.
     The unaudited pro forma financial information presented below gives effect to the acquisition of Totalcat as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Totalcat had taken place at the beginning of each of the periods presented.

Three Months Ended
March 31, 2007
Revenues	$60,211
Net Income	$2,547
Earnings Per Share
Basic	$0.10
Diluted	$0.10
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

Assets
Inventory	$3,360
Other current assets	109
Property and equipment	7,000
Other intangibles	13,600
Covenants not-to-compete	55
Goodwill	9,961
Liabilities Assumed
Accounts payable and accrued expenses	(575)

Net assets acquired	$33,510

     The $9,961 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other amortizable intangible assets acquired in the transaction include $13,600 for supplier relationships and are being amortized on a straight-line basis over a 20-year period.
     The unaudited pro forma financial information presented below gives effect to the acquisition of Annaco as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Annaco had taken place at the beginning of each of the periods presented.

Three Months Ended
March 31, 2007
Revenues	$67,368
Net Income	$3,590
Earnings Per Share
Basic	$0.14
Diluted	$0.14
     Business acquisition (scrap metal recycling segment): On May 31, 2007, the Company acquired 100% of the outstanding capital stock of Tranzact, Inc. (“Tranzact”), a recycler of molybdenum, tantalum and tungsten scrap metals located in Quarryville, Pennsylvania. This acquisition represents a strategic expansion into these specialized metals markets. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price was approximately $10,162, including cash in the amount of $9,538 and a note payable to the seller of $624. The cash portion of the acquisition was financed by debt from borrowings under the Company’s loan agreement with its primary lender. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation is as follows:

Assets
Cash	$362
Accounts receivable	3,818
Inventory	4,846
Property and equipment	70
Other assets	7
Covenants not-to-compete	375
Other intangibles	3,600
Goodwill	3,846
Liabilities Assumed
Debt	(2,079)
Accounts payable and accrued expenses	(3,341)
Deferred tax liabilities	(1,342)

Net assets acquired	$10,162

     The $3,846 of goodwill, not deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other amortizable intangible assets acquired in the transaction include $3,600 for supplier relationships and are being amortized on a straight-line basis over a 10-year period.
     The unaudited pro forma financial information results of operations gives effect to the acquisition of Tranzact as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Tranzact had taken place at the beginning of the periods presented.

Three Months Ended
March 31, 2007
Revenues	$59,057
Net Income	$3,550

Three Months Ended
March 31, 2007
Earnings Per Share
Basic	$0.14
Diluted	$0.13
Note 3 — Inventories
     Inventories as of March 31, 2008 and December 31, 2007, were as follows:

	March 31,	December 31,
	2008	2007
Raw materials	$8,051	$13,226
Finished goods	9,756	12,704
Work-in-process	5,525	7,216
Ferrous scrap metal	5,906	5,427
Non-ferrous scrap metal	29,306	10,975

	$58,544	$49,548

Note 4 — Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities as of March 31, 2008 and December 31, 2007, consisted of the following:

	March 31, 2008			December 31, 2007
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental remediation costs	$3,105	$1,014	$4,119	$2,933	$714	$3,647
Payroll and employee benefits	2,952	—	2,952	2,699	—	2,699
Interest and bank fees	1,708	—	1,708	971	—	971
Accrued inventory purchases	3,442	—	3,442	64	—	64
Obligations under put options	—	6,182	6,182	—	5,973	5,973
Other	2,950	305	3,255	1,738	21	1,759

	$14,157	$7,501	$21,658	$8,405	$6,708	$15,113

Note 5 — Stock Options and Stock Based Compensation
     The total stock-based compensation expense was $332 and $109 for the three months ended March 31, 2008 and 2007, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. During the quarter ended March 31, 2008, 45,257 options with a weighted average exercise price of $3.33 were exercised. During the quarter ended March 31, 2007, 6,738 options with a weighted average exercise price of $2.60 were exercised. During the quarter ended March 31, 2008 and 2007, there were no grants or modifications of equity based option awards.
     During the three months ended March 31, 2008, the Company granted 167,000 shares of restricted common stock to Company officers and employees at an average per share price of $10.21 per share. The shares will vest quarterly over a three year period. As of March 31, 2008, there was $1,562 of total unrecognized stock-based compensation expense related to the unvested restricted stock granted in 2008.
Note 6 — Short and Long-Term Debt
     On March 24, 2008, the Company entered into the Third Amendment the “Amendment”) to the Amended and Restated Loan and Security Agreement dated as of July 3, 2007, (the “Loan Agreement”) among the Company and several of its subsidiaries (the “Borrowers”) and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the institutional lenders party thereto (the “Lenders”). The Amendment provides for an increase in the maximum amount available under the Loan Agreement to $100,000, including $78,000 under the revolving credit facility. The Amendment also resets the Company’s minimum “EBITDA” and maximum capital expenditure covenants. The remaining material terms of the Loan Agreement remain unchanged by the Amendment.

     On January 25, 2008, the Company entered into an amendment to the Financing Agreement with Ableco Finance, LLC (Ableco) as administrative agent and collateral agent, and the institutional lenders party thereto providing for an additional term loan in the amount of $17,150, maturing in six years. Obligations under the agreement are guaranteed by all of the Company’s subsidiaries. The loan bears interest at (a) (i) the greater of 7.5% per annum or the Reference Rate (a rate determined by reference to the prime rate) plus (ii) 3.5% or (b) at the Company’s election, the greater of 4.5% per annum or the current LIBOR rate plus 6.5% (effectively 11.00% at March 31, 2008). Pursuant to the Financing Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc.
Note 7 — Stockholders’ Equity
     On March 27, 2008, the Company executed definitive purchase agreements with institutional investors providing for the issuance of 2,923,077 shares of its common stock at $9.75 per share in a private placement for total gross proceeds of $28,500 and net proceeds of approximately $27,009 after deducting $1,491 in placement and legal fees. Investors in the private placement also received warrants to purchase 1,169,231 shares of the Company’s common stock at $12.65 per share. The warrants expire six years from the date of issuance. The Company intends to use the net proceeds from the offering to reduce debt, to fund potential acquisitions, and for general corporate purposes. A total of $5,003 of the offering proceeds were received by April 3, 2008 and were recorded as subscriptions receivable and included in current assets on the balance sheet at March 31, 2008. The shares of common stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from those registration requirements. Metalico has agreed to file a registration statement with the United States Securities and Exchange Commission covering the shares sold in the offering no later than forty-five days after the closing, and to use commercially reasonable efforts to have the registration statement declared effective as soon as practicable thereafter.
     A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 31, 2008, is as follows:

		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Loss	Equity
Balance December 31, 2007	$32	$98,188	$26,133	$(336)	$124,017
Net Income			6,069	—	6,069
Sale of 2,923,077 shares of common stock.	3	27,006	—	—	27,009
Issuance of 45,257 shares of common stock in exchange for options exercised	—	150	—	—	150
Issuance of 167,000 shares of restricted common stock	—	—	—	—	—
Stock based compensation expense	—	332	—	—	332
Unrealized loss on interest rate swap	—	—	—	(385)	(385)

Balance March 31, 2008	$35	$125,676	$32,202	$(721)	$157,192

     Comprehensive income for the quarter ended March 31, 2008 was $5,684, representing net income of $6,069, less the change in loss on interest rate swap.
Note 8 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations, by the weighted average common and preferred shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible notes. The following is a reconciliation of the numerators and denominators used in computing EPS:

	Three Months Ended March 31, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations	$6,474	32,339,468	$0.20

Effect of Dilutive Securities
Common stock warrants	—	88,627
Options and rights	—	359,198

Diluted EPS
Income from continuing operations plus assumed conversions	$6,474	32,787,293	$0.20

	Three Months Ended March 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations	$3,168	26,131,752	$0.12

Effect of Dilutive Securities
Common stock warrants	—	137,088
Options and rights	—	169,500

Diluted EPS Income from continuing operations plus assumed conversions	$3,168	26,438,340	$0.12

Note 9 — Commitments and Contingencies
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
     In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (TDEC) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of March 31, 2008 and December 31, 2007, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $805 and $533, respectively. Of the $805 accrued as of March 31, 2008, approximately $40 is reported as a current liability and the remaining $765 is estimated to be incurred and paid as follows: $46 from 2009 through 2010 and $719 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.
     In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (GCR) received an information request and notice of potential liability from the EPA (the Request and Notice) regarding contamination at a site in Seffner, Florida (the Jernigan Site) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the Northern Settlement Agreement) and EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the Southern Settlement Agreement) providing in each case for the remediation of the affected property. The consulting firm retained by GCR to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $2,826. GCR’s liability for remediation costs has been reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $250. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.
     GCR is a party to four other consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.
     Pursuant to the sale of substantially all of the assets of GCR in May of 2006, the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying March 31, 2008 and December 31, 2007, balance sheets include approximately $3,314 and $3,114, respectively, applicable to GCR’s various outstanding remediation issues. Of the $3,314 accrued as of March 31, 2008, $3,064 is reported as a current liability and consists primarily of the estimated clean-up of the Jernigan Site discussed above. The remaining $250 is reported in long term liabilities and represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.

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
Beacon Energy Corp., Repurchase Obligation
     On December 8, 2006, the Company completed the first phase of its investment in Beacon Energy Corp., (Beacon) a Delaware corporation formerly known as AgriFuel Co. pursuant to an Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006, (the Series A Stockholder Agreement) setting forth the terms and conditions under which the investors named in the Stockholder Agreement (the Purchasers) purchased stock in Beacon. The Company and the Purchasers subsequently entered into an amendment to the Stockholder Agreement (the Amendment) dated as of August 22, 2007, and, in connection with additional cash investments by the Company and several of the Purchasers, a Series B Stock Subscription Agreement and Stockholder Agreement dated as of August 22, 2007, (the Series B Stockholder Agreement and, along with the Series A Stockholder Agreement, each a Stockholder Agreement). To date, the Company has invested $5.0 million in Beacon and owns 47% of Beacon’s common stock. For accounting purposes, the holdings of certain of the Company’s executive officers are combined with the Company’s own interests and the Company is deemed to have a controlling interest in Beacon.
     Under the terms of both the Series A Stockholder Agreement (as amended pursuant to the Amendment) and the Series B Stockholder Agreement, the Purchasers were granted a right to sell their respective holdings in Beacon to the Company on the following terms:
     Unless a Public Trading Event (as defined below) has occurred, each Purchaser shall have the right as of August 1, 2008, or December 1, 2008, as determined by reference the governing term of each Stockholder Agreement, upon thirty (30) days written notice (a Sale Notice) to Metalico, to require Metalico to purchase all or a portion of the securities of such Purchaser acquired pursuant to the applicable Stockholder Agreement for consideration equal to, at the option of such Purchaser, either:
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
     A Purchaser may in its discretion allocate any such sale of all or a portion of its securities between the two options described in subparagraph (a) and (b) above. Each Purchaser’s right to deliver a Sale Notice and to compel a sale terminates as of the close of business on September 2, 2008, or January 2, 2009, as determined by reference to the governing terms of the Stockholder Agreements.
     Under each Stockholder Agreement, a Public Trading Event means the occurrence of one of the following:
     (i) as of April 30, 2008, Beacon shall have completed the filing of an appropriate application and required supporting materials with any of the following national securities exchanges or listing services providing a platform for public trading in Beacon’s common stock: the American Stock Exchange, the New York Stock Exchange, the NASDAQ market, or the OTC Bulletin Board (each a Traditional Trading Platform) or,
     (ii) as of July 31, 2008, Beacon shall have completed an alternative listing arrangement through a reverse merger with a public shell, a listing on the Pink Sheets trading system, acquisition by a special purpose acquisition company (SPAC) or any other similar mechanism deemed appropriate by Beacon’s Board of Directors (each a Non-Traditional Trading Platform and, collectively together with the Traditional Trading Platform each a Trading Platform).
     Platform Date means the earlier to occur of (a) the date as of which a filing contemplated under clause (i) immediately above is declared effective by the SEC and (b) the date as of which an arrangement contemplated under clause (ii) immediately above is completed. If Beacon elects to cause a Public Trading Event to occur by making the filing contemplated in clause (i) above, Beacon shall use its reasonable efforts to have its filed application, as such may be amended, declared effective by the SEC no later than September 30, 2008. If Beacon fails to have such filed application declared effective by September 30, 2008, it shall have until December 1, 2008, to complete a listing through a Non-Traditional Trading Platform. Beacon has agreed to use its best efforts to cause a Public Trading Event to occur within the stated time frames. The Company has agreed to use its best efforts to seek the authorization of its Board of Directors, to the extent necessary, to cause or permit any actions by Beacon necessary or appropriate to achieve a Public Trading Event and the effectiveness of any listing, provided that nothing in the governing provisions of the Stockholder Agreements shall be deemed to obligate the Company to perform any act in violation of applicable law or regulation.
     The Company has reviewed the requirements for causing a Public Trading Event to happen (including, without limitation, the requirements for a filing on the Pink Sheets trading system and the accessibility and feasibility of the public shell and SPAC alternatives) and has determined that a Public Trading Event is highly likely to occur within the stated time frame. The company intends to pursue option (ii) set forth above. The Company’s total potential obligation in respect of potential Beacon repurchases as of March 31, 2008, was approximately $17,637 in cash or 1,653,399 shares of the Company’s common stock. The amounts were fixed as of the dates that Purchasers made their various capital contributions to Beacon under the Stockholder Agreements and will not vary according to the date or dates of any Sale Notice. The number of shares of the Company’s common stock available for issuance to satisfy the Company’s obligations, if required, has at all times been adequate to settle such obligations. Based on an analysis of the fair value of this potential liability, it was determined that no liability was required to be recorded as of March 31, 2008.
Capital Expenditures Commitment -
Mayco Industries, Inc. — Rolling Mill Project
     Mayco Industries, Inc., the Company’s lead fabricating subsidiary in Birmingham Alabama, has contracted to construct a rolling mill for use in its Birmingham production facility. Total anticipated cost to complete is $6.5 million. Through March 31, 2008, the Company has expended $3.5 million on the project which is included with non-current other assets. The mill is expected to be complete and operational in 2008. The mill will modernize the Company’s lead rolling process, resulting in increased production capacity and reduced labor costs.
Pending Litigation
     On July 12, 2006, Metalico Niles, Inc. (Metalico Niles), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (NIMCO) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the Asset Purchase Agreement). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. An amended complaint was filed January 8, 2007. A second amended complaint was filed in April 2007 specifying damages and a third amended complaint was filed in March of 2008 deleting the claim for specific performance. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment. At March 31, 2008, and December 31, 2007, the Company has included $500 in other non-current assets for deposits given to the seller which it anticipates to recover. No amounts have been recorded for any potential losses resulting from this litigation as a range of reasonably possible losses cannot be estimated at this time.
Note 10 — Segment Reporting
     The Company had two operating segments for the three months ended March 31, 2008 and 2007. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and Beacon. Listed below is financial data as of or for the three months ended March 31, 2008 and 2007, for these segments:

	Scrap Metal		Corporate
	Recycling	Lead Fabrication	and Other	Consolidated
	March 31, 2008
Revenues from external customers	$143,489	$27,059	$—	$170,548
Operating income (loss)	16,330	(2,268)	(943)	13,119
Total assets	249,921	57,921	28,595	336,437

	March 31, 2007
Revenues from external customers	$33,137	$18,615	$—	$51,752
Operating income (loss)	4,015	2,646	(1,467)	5,194
Total assets	63,260	44,780	15,009	123,049
Note 11 — Income Taxes
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003.
Note 12 — Subsidiary Investments
     In April 2007, the Company, through its subsidiary Beacon Energy Corp. (formerly known as AgriFuel Co.), completed a $3,600 investment accounted for on the equity method in Terra Bioenergy LLC (“Terra”), a St. Josephs, Missouri based development stage biodiesel production company. In March 2008, Beacon invested an additional $600 in Terra. With the completion of these investments, Beacon Energy Corp. owns 36% of Terra, with an option to increase its ownership level to over 50%. Terra is in the initial phases of constructing a 30 million gallon per year biodiesel production plant. It has contracted with Desmet Ballestra to provide the technology process for the plant, and with B&A, Inc. to serve as the project’s construction engineer. Upon completion, the plant will be able to process a 50/50 blend of soy oil and choice white grease.
     On February 12, 2008, Beacon Energy Corp. entered into an Asset Purchase Agreement with Smithfield BioEnergy LLC (“Smithfield”) for the purchase of all of Smithfield’s biodiesel operation assets for approximately $9,825. The agreement contains certain closing date adjustments for inventory (both raw materials and finished product) and customary terms and conditions. The obligations of Smithfield in the transaction have been guaranteed by Smithfield Foods Inc. The transaction is anticipated to close in the second quarter of 2008.
Note 13 — Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the lead smelting assets of its GCR subsidiary, in Tampa, Florida for $6.0 million and will no longer conduct lead smelting and refining operations. Discontinued operations include remediation of the Jernigan trucking site and ongoing monitoring and maintenance of the remaining GCR properties.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future, the plant remains idle.
Note 14 — Subsequent Events
     On April 23, 2008, the Company agreed to the terms of a definitive asset purchase agreement for the acquisition of substantially all the assets, including real property, of a family-owned multi-yard fully integrated scrap metal recycling operation in Western Pennsylvania (the “Acquisition”). The purchase price for the acquisition is $76,000 (subject to additional closing adjustments to the extent the value of the inventory is less than or greater than $7,000), $69,000 of which will be paid in cash and $7,000 of which will be in shares of our common stock having an aggregate value of $7,000 determined at a price per share (the “Acquisition Share Price”) equal to 90% of the volume weighted average price for Metalico common stock on the American Stock Exchange for the 20 trading days immediately preceding the closing date, subject to the Acquisition Stock Make-Whole (as defined below). If during the four-month period commencing on the sixth-month anniversary of the closing date of the Acquisition, any portion of such shares are sold by the seller for proceeds, net of commissions and transaction costs, at a price less than the Acquisition Share Price, Metalico will be required to pay to the seller the difference between the Acquisition Share Price and the net proceeds per share received by the seller for each such share sold during such four month period (the “Acquisition Stock Make-Whole”). The closing of the Acquisition is subject to the satisfaction of customary conditions as well as the completion of the private placement offering described below. The operating results of the Acquisition would be included in the Company’s Scrap Metal Recycling segment. In connection with the Acquisition, the Company has advanced $1,000 as a deposit in good faith towards the close of the transaction.
     Metalico entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated as of April 23, 2008, among Metalico and the purchasers named therein (the “Note Purchasers”). The Securities Purchase Agreement provides for the sale by Metalico to the Note Purchasers of $100,000 of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of common stock, par value $0.001 (the “Note Shares”), of Metalico. Purchasers also received a total of 250,000 warrants (“Warrants”) for shares of Metalico’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The initial conversion price of the Notes is $14.00 per share. The Notes will bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require Metalico to redeem the Notes under certain circumstances, and (iii) an optional redemption right exercisable by Metalico beginning on the third anniversary of the date of issuance of the Notes and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby Metalico shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, Metalico shall the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon. The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make whole provisions upon a change of control, (iii) “weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversary of the date of issuance of the Notes whereby the Note Purchasers would receive the present value (using a 3.5% discount rate) of the interest they would have earned should their Notes so converted had been outstanding from such forced conversion date through the sixth anniversary of the date of issuance of the Notes, and (v) a debt incurrence covenant which would limit the ability of the Corporation to incur debt, under certain circumstances. The transactions contemplated by the Securities Purchase Agreement are expected to close promptly, subject to customary closing conditions, including approval of the listing of the Note Shares on the American Stock Exchange. As a result of certain rules of the American Stock Exchange, Metalico expects to seek stockholder approval for the right to issue more than 20% of Metalico’s outstanding common stock pursuant to the terms of the Notes at its next annual meeting of stockholders.
     In connection with the Securities Purchase Agreement, Metalico and the Note Purchasers entered into a Registration Rights Agreement, dated as of April 23, 2008, and Metalico agreed to file a registration statement to register the resale of the Shares within 45 days of the effective date of the registration statement filed for the shares issued in Metalico’s private placement of equity of April 9, 2008 (the “Equity Placement”), subject to the Note Shares and shares underlying the Warrants to be issued being included in the registration statement to be filed in connection with the Equity Placement, and to use commercially reasonable efforts to cause the registration statement to be declared effective within 90 days (or 120 days upon receipt of comments from the SEC), subject to the Company’s right to delay such obligations under certain circumstances. In the event Metalico fails to meet its obligations, it will be subject to customary penalties.
     Metalico intends to use approximately $69,000 of the net proceeds from the offering to finance the Acquisition described above and the remainder of the proceeds will be used for future acquisitions and working capital purposes relating to prior or future acquisitions.

     This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metalico, Inc. (herein, “Metalico,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2007, as the same may be amended from time to time.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”).
General
     We operate primarily operate in two distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabrication”). Our operating facilities as of March 31, 2008, included fourteen scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, West Chester and Quarryville, Pennsylvania and an aluminum de-ox plant located in Syracuse, New York.
     Our Lead Fabrication and Recycling segment includes five lead fabrication and recycling plants located in Birmingham, Alabama; Healdsburg and Ontario, California; Carson City, Nevada and Granite City, Illinois.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. There were no changes to the policies as described in our 2007 Form 10-K.
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
Revenue Recognition
     Revenues from lead product and scrap metal sales are recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers. Certain revenue from the sale of scrap catalytic converter ceramic substrate is recognized two days from the date of shipment for domestic sales and 30 days from the date of shipment for international sales shipped FOB destination. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales.
Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $760,000 and $706,000 at March 31, 2008 and December 31, 2007, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
RESULTS OF OPERATIONS
     The Company is divided into two industry segments: Scrap Metal Recycling, which breaks down into two general product categories, ferrous and non-ferrous metals, and Lead Fabrication and Recycling, comprised of lead fabrication and recycling.
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication and Recycling segment:

	Revenues
	March 31, 2008			March 31, 2007
		Net			Net
	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	84.3	$31,993	18.8	46.3	$11,657	22.5
Non-ferrous metals (lbs.)	31,487	111,495	65.3	16,148	21,480	41.5

Total Scrap Metal Recycling.		143,488	84.1		33,137	64.0

Lead Fabrication (lbs.)	15,219	27,059	15.9	15,123	18,615	36.0

Total Revenue		$170,548	100.0		$51,752	100.0

     The following table sets forth information regarding average Metalico selling prices for the past eight quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average
	Ferrous	Non-Ferrous	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb.
March 31, 2008	$379	$3.54	$1.78
December 31, 2007	$278	$2.23	$1.98
September 30, 2007	$278	$1.95	$1.67
June 30, 2007	$233	$1.50	$1.30
March 31, 2007	$252	$1.33	$1.23
December 31, 2006	$190	$1.25	$1.15
September 30, 2006	$209	$1.26	$0.93
June 30, 2006	$240	$1.17	$0.98
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Consolidated net sales increased by $118.7 million, or 229%, to $170.5 million for the three months ended March 31, 2008 compared to consolidated net sales of $51.8 million for the three months ended March 31, 2007. Acquisitions added $96.8 million to consolidated net sales. Excluding acquisitions, the Company reported increases in average metal selling prices in all segments of the business representing $15.2 million. The Company also reported higher selling volumes amounting to $6.7 million.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $20.3 million, or 197%, to $32.0 million for the three months ended March 31, 2008, compared to $11.7 million for the three months ended March 31, 2007. Acquisitions added $16.7 million to ferrous sales. Excluding acquisitions, the increase in ferrous sales was attributable to additional volume sold of 2,100 tons, or 4.5%, amounting to $561,000 and an increase in average selling prices totaling $3.0 million. The average selling price for ferrous products was approximately $379 per ton for the three months ended March 31, 2008 compared to $252 per ton for the three months ended March 31, 2007.
Non-Ferrous Sales
     Non-ferrous sales increased by $90.0 million, or 419%, to $111.5 million for the three months ended March 31, 2008, compared to $21.5 million for the three months ended March 31, 2007. Acquisitions added $80.0 million to non-ferrous sales. Excluding acquisitions, non-ferrous sales increased by $10.0 million due to higher sales volumes amounting to $6.1 million and an increase in average selling prices totaling $3.9 million. The average selling price for non-ferrous products was approximately $3.54 per pound for the three months ended March 31, 2008 compared to $1.33 per pound for the three months ended March 31, 2007, an increase of approximately 155%. The increase in higher average selling prices is primarily attributable to the addition of higher value scrap material sold which averaged $40.88 per pound on 1.8 million pounds. These higher priced materials include the noble metals group, comprised of molybdenum, tungsten and tantalum and the platinum group metals comprised of platinum, palladium and rhodium derived from the recycling of catalytic converters. Sales volumes totaled 31.5 million pounds for the three months ended March 31, 2008, including 10.8 million pounds sold by new acquisitions, compared to 16.1 million pounds for the three months ended March 31, 2007.
Lead Fabrication
     Lead Fabrication sales increased by $8.5 million, or 45.7%, to $27.1 million for the three months ended March 31, 2007 compared to $18.6 million for the three months ended March 31, 2006. The increase in sales was primarily due to higher average selling prices amounting to $8.4 million and higher sales volume amounting to $104,000. The average selling price of our lead fabricated products was approximately $1.78 per pound for the three months ended March 31, 2008, compared to $1.23 per pound for the three months ended March 31, 2007, an increase of approximately 44.7%

Operating Expenses
     Operating expenses increased by $106.4 million, or 255%, to $148.2 million for the three months ended March 31, 2008 compared to $41.8 million for the three months ended March 31, 2007. Acquisitions added $82.2 million to operating expense for the quarter ended March 31, 2008. Excluding acquisitions, operating expenses increased by $24.2 million. The increase in operating expense was due to a $21.8 million increase in the cost of purchased metals and a $2.4 million increase in other operating expenses. These operating expense increases include wages and benefits of $720,000, energy costs of $506,000, vehicle maintenance of $309,000, production and fabricating supplies of $196,000, freight charges of $144,000 and other operating expenses of $525,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $3.5 million to $7.2 million, or 7.1% of sales, for three months ended March 31, 2008, compared to $3.7 million, or 4.2% of sales, for three months ended March 31, 2007. Acquisitions added $1.8 million to selling, general and administrative expenses for the quarter ended March 31, 2008. Excluding acquisitions, selling, general and administrative expenses increased by $1.7 million. The increases include $732,000 for wages and benefits, $598,000 in consulting and professional fees and $370,000 in other selling, general and administrative expenses.
Depreciation and Amortization
     Depreciation and amortization expenses increased to $2.0 million, or 1.2% of sales, for the three months ended March 31, 2008 compared to $1.1 million or 2.1% of sales for the three months ended March 31, 2007. Acquisitions added $715,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased $214,000. The increase in depreciation expense is primarily attributable to $11.8 in additions to depreciable assets purchased in the last 9 months of 2007 and the first quarter of 2008.
Operating Income
     Operating income for three months ended March 31, 2008 increased by $7.9 million or 152% to $13.1 million for three months ended March 31, 200 8 from to $5.2 million for the three months ended March 31, 2007 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $3.2 million or 1.9% of sales for the three months ended March 31, 2008 compared to $404,000 or 0.8% of sales for the three months ended March 31, 2007. The increase in interest expense was due to higher outstanding debt balances in the current period including $67.2 million in term notes used to acquire businesses.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 5.90% on an average outstanding daily balance of $52.0 million for the three month period ending March 31, 2008 as compared to 9.52% on an average outstanding daily balance of $12.0 million for the three month period ending March 31, 2007.
     Term notes payable under the Financing Agreement with Ableco Finance, LLC, bear interest at the lenders base rate plus a margin with a minimum of 11%. The average interest rate on this credit facility was 11.00% on an average outstanding daily balance of $62.6 million for the three month period ending March 31, 2008. There were no term notes outstanding for the three month period ending March 31, 2007.
Income Taxes
     For the three months ended March 31, 2008, the Company recognized income tax expense of $3.7 million, resulting in an effective income tax rate of approximately 37%. For the three months ended March 31, 2007, the Company recognized income tax expense of $1.8 million, resulting in an effective income tax rate of approximately 36%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Minority Interest in Losses of Subsidiaries

     The minority interest in losses of consolidated subsidiaries includes $157,000 and $36,000 representing 47% and 46% of the net loss of Beacon Energy Corp. for three months ended March 31, 2008 and 2007 respectively. The three months ended March 31, 2008 also includes $1,000 representing 50% of the net loss of a joint venture operation acquired with the Totalcat acquisition in July of 2007.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of Gulf Coast Recycling, Inc., a secondary lead smelting operation based in Tampa, Florida. The three months ended March 31, 2008 and 2007 include $316,000 ($199,000 net of income taxes) and $87,000 ($54,000 net of income taxes) respectively for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle. The three months ended March 31, 2008 and 2007 include $327,000 ($206,000 net of income taxes) and $10,000 ($6,000 net of income taxes) respectively for ongoing monitoring and maintenance of this site
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the three months ended March 31, 2008, we used $16.3 million in our operating activities compared to essentially cash neutral operating activities for the three months ended March 31, 2007. For the three months ended March 31, 2008, operating cash was produced by net income of $6.1 million, non-cash items of depreciation and amortization of $2.3 million and other non-cash items of $77,000 and were offset by a $24.8 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $16.9 million due to higher sales, an increase in inventory balances of $5.3 million and $3.4 million in prepaid expenses and other current assets. These items were partially offset by an increase in accounts payable, accrued expenses and income taxes payable of $774,000. For the three months ended March 31, 2007, operating cash was produced by net income of $3.1 million, non-cash items of depreciation and amortization of $1.1 million and other non-cash items of $83,000 offset by a $4.3 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $2.1 million due to higher sales; an increase in prepaid items of $565,000; a $426,000 increase in inventory balances and a decrease in accounts payable, accrued expenses and income taxes payable of $1.2 million.
     We used $28.5 million in net cash for investing activities for the three months ended March 31, 2008 compared to using net cash of $2.8 million in net cash for investing activities for the three months ended March 31, 2007. During the three months ended March 31, 2008, we paid $27.1 million to acquire businesses, purchased $2.3 million in equipment and capital improvements and invested $600,000 to increase our interest in a biofuel processing concern through our Beacon Energy Co. subsidiary. These uses were offset by changes in other assets of $1.5 million. During the three months ended March 31, 2007, we purchased $2.1 million in equipment and capital improvements and restricted an additional $725,000 for investments in biofuels through our Beacon Energy Co. subsidiary.
     During the three months ended March 31, 2008, we generated $46.3 million of net cash from financing activities compared to $2.2 million of net cash generated during the three months ended March 31, 2007. For the three months ended March 31, 2008 total borrowings amounted to $24.6 million and were offset by debt repayments of $2.0 million. We also received $23.5 million from the sale of our common stock and $150,000 from the exercise of stock options and warrants. For the three months ended March 31, 2007 total borrowings amounted to $2.7 million and were offset by debt repayments of $754,000. We also received $225,000 from the sale of stock of our majority owned subsidiary, Beacon Energy Co.
     Our credit agreement with Wells Fargo Foothill (Foothill), as agent, and other lenders, consists of senior secured credit facilities in the aggregate amount of $100 million, including a $78 million revolving line of credit, an $8 million machinery and equipment Term A loan facility, a $2 million capital expenditure Term B loan facility, and a $12 million equipment finance Term C loan facility. The revolving line bears interest at the Base Rate (a rate determined by reference to the prime rate) plus .25% (effective rate of 5.5% and 8.5% at March 31, 2008 and 2007 respectively) or, at the Company’s election, the current LIBOR rate plus 2% (an effective rate of 5.09% at March 31, 2008) the Company’s revolving line was not subject LIBOR rates at March 31, 2007. In order to reduce our exposure to variable interest rates, in December 2007, we entered into an interest rate swap contract on $20.0 million of our outstanding revolving line balance. Each of the Term Loans A and B bears interest at the Base Rate plus .5% (an effective rate of 5.75% and 8.75% at March 31, 2008 and 2007, respectively) or, at the Company’s election, the current LIBOR rate plus 2.25%. None of the Company’s Term Loan balances were subject to a LIBOR option at March 31, 2008 and 2007. The Term Loan C facility bears interest at the Base Rate plus .25% or, at the election of the Company, the current LIBOR rate plus 2.25%.
     As of March 31, 2008, we had approximately $32.8 million of borrowing availability under our facility.
     Under the terms of our credit agreement, the Company is required to maintain certain depository accounts with our lenders and comply with certain financial covenants, including minimum EBITDA, not to exceed maximum capital expenditures, and certain leverage ratios as defined in the agreement. The Company also is generally restricted from entering into financing, equity and certain other transactions, as defined in the agreement, without the written consent of the lenders. In addition, the Company is responsible to the lenders for a monthly servicing fee, a contingent anniversary fee each May if its EBITDA for the fiscal year immediately prior to such anniversary date is less than its projected EBITDA for such fiscal year, unused line-of-credit and letter-of-credit fees equal to a percentage of the average daily unused portion of the revolving facility, and certain other fees. Lender fees (excluding those capitalized as debt issue costs in year of issuance) are included as a component of interest expense in the period assessed. Obligations under the credit agreement are secured by substantially all of the Company’s assets.
     On January 25, 2008, we entered into an amendment to our Financing Agreement with Ableco Finance, LLC (Ableco) as administrative agent and collateral agent, and the institutional lenders party thereto providing for an additional term loan in the amount of $17.2 million, maturing in six years. Obligations under the agreement are guaranteed by all of the Company’s subsidiaries. The loan bears interest at (a) (i) the greater of 7.5% per annum or the Reference Rate (a rate determined by reference to the prime rate) plus (ii) 3.5% or (b) at the Company’s election, the greater of 4.5% per annum or the current LIBOR rate plus 6.5% (effectively 11.00% at March 31, 2008). Pursuant to the Financing Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc.
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
     Under each Stockholder Agreement, a “Public Trading Event” means the occurrence of one of the following :
          (i) as of April 30, 2008 Beacon shall have completed the filing of an appropriate application and required supporting materials with any of the following national securities exchanges or listing services providing a platform for public trading in Beacon’s common stock: the American Stock Exchange, the New York Stock Exchange, the NASDAQ market, or the OTC Bulletin Board (each a “Traditional Trading Platform”) or,
          (ii) as of July 31, 2008 Beacon shall have completed an alternative listing arrangement through a reverse merger with a public shell, a listing on the Pink Sheets trading system, acquisition by a special purpose acquisition company (“SPAC”) or any other similar mechanism deemed appropriate by Beacon’s Board of Directors (each a “Non-Traditional Trading Platform” and, collectively together with the Traditional Trading Platform each a “Trading Platform”).
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
     We have reviewed the requirements for causing a Public Trading Event to happen (including, without limitation, the requirements for a filing on the Pink Sheets trading system and the accessibility and feasibility of the public shell and SPAC alternatives) and have determined that a Public Trading Event is highly likely to occur within the stated time frame. The Company’s total potential obligation in respect of potential Beacon repurchases as of March 31, 2008 was approximately $17,637,000 in cash or 1,653,399 shares of the Company’s common stock. The amounts were fixed as of the dates that Purchasers made their various capital contributions to Beacon under the Stockholder Agreements and will not vary according to the date or dates of any Sale Notice. The number of shares of our common stock available for issuance to satisfy the Company’s obligations, if required, has at all times been adequate to settle such obligations. Based on an analysis of the fair value of this potential liability, it was determined that no liability was required to be recorded as of March 31, 2008.
Capital Expenditure Commitment
     In August 2006, Mayco Industries, Inc., our lead fabricating subsidiary in Birmingham, Alabama, contracted for the construction of a rolling mill for use in its Birmingham production facility. Total anticipated cost to complete is $6.5 million, of which $3.5 million has been advanced and is included in non-current other assets as of March 31, 2008. The mill is expected to be complete and operational in 2008. The mill will modernize the Company’s lead rolling process, resulting in increased production capacity and reduced labor costs.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments.
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2008, $108.2 million of our outstanding debt consisted of variable rate borrowings: $41.0 million under our senior secured credit facility with Wells Fargo Foothill, Inc. and other lenders and $67.2 million pursuant to a Financing Agreement with Ableco Finance, LLC. Borrowings under these credit facilities bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We have entered into an interest rate swap contract which would mitigate our exposure to fluctuations in the interest rate on $20 million of the Wells Fargo Foothill portion of the indebtedness. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $1.1 million per year, with a corresponding change in cash flows.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of March 31, 2008 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     On July 3, 2007, the Company’s Metalico Akron, Inc. (“Metalico Akron”) and Metalico Akron Realty, Inc. (“Realty”) subsidiaries acquired substantially all of the operating assets of Annaco, Inc. (“Annaco”) and interests in the real property used by Annaco in its business. On July 10, 2007, we acquired 82.5% of the outstanding capital stock of Totalcat Group, Inc. (“Totalcat”), a recycler and manufacturer of catalytic devices headquartered in Newark, New Jersey. On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”) closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi” collectively with ACC Texas “ACC”).
     We have started to document and analyze the systems of disclosure controls and procedures and internal control over financial reporting of these acquired companies and integrate them within our broader framework of controls. As we integrate the historical internal controls over financial reporting of the acquisitions made into our own internal controls over financial reporting, certain temporary changes may be made to our internal controls over financial reporting until such time as this integration is complete. Although we have not yet identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of these acquisitions, there can be no assurance that a material weakness will not be identified in the course of this review.
(b) Changes in internal controls over financial reporting.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ending March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our results of operations or financial condition. A description of matters in which we are currently involved is set forth at Item 3 of our Annual Report on Form 10-K for 2007.
     On July 12, 2006, Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (“NIMCO”) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. In September 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking monetary damages for the unconsummated transaction and specific performance (i.e., the closing of the transaction). An amended complaint was filed January 8, 2007. A second amended complaint, specifying the damages requested in the original complaint in the amount of the previously disclosed purchase price ($43,500,000), was filed in April 2007. A third amended complaint was filed in March 2008 deleting the claim for specific performance. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment.

Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As reported in our current report on Form 8-K filed April 9, 2008, on that date we completed a private placement of 2,923,077 shares of our common stock at a purchase price of $9.75 per share to accredited investors. The Company received gross proceeds from the placement of $28,500,000 and net proceeds of approximately $27,009,000 after deducting $1,491,000 in placement and legal fees. Investors also received a total of 1,169,231 warrants for shares of the Company’s common stock at an exercise price of $12.65 per share with a term of six years. The Company intends to use the net proceeds from the offering to reduce debt, to fund potential acquisitions, and for general corporate purposes. In connection with the Securities Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, dated as of March 27, 2008, and the Company agreed to file a registration statement to register the resale of the Shares and the shares underlying the Warrants within 45 days of the date of closing and to use commercially reasonable efforts to cause the registration statement to be declared effective within 90 days (or 120 days upon receipt of comments from the SEC). In the event the Company fails to meet its obligations, it will be subject to customary penalties.
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

METALICO, INC. (Registrant)
Date: April 24, 2008	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: April 24, 2008	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)