Form 10-K/A
period 2007-12-31
METALICO INC
filed 2008-04-25
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ________________________
Commission file number: 001-32453
Metalico, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2169780 (I.R.S. Employer Identification No.)

186 North Avenue East Cranford, NJ (Address of Principal Executive Offices)	07016 (Zip Code)	(908) 497-9610 (Registrant’s Telephone Number)
Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Name of each Exchange on which registered
None	None
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
Number of shares of Common stock, par value $.001, outstanding as of April 17, 2008: 35,378,942

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Part III of the Annual Report on Form 10-K of Metalico, Inc. (the “Company”), as filed by the Company on March 14, 2008 (the “Original Filing”), and is being filed solely to replace Part III, Item 10 through Item 14 to update Item 15, and to append Exhibit 23.1 (inadvertently deleted from the Original Filing). Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. All of the information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1 and 31.2) other than as set forth herein.
     This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

METALICO, INC.
FOR THE YEAR ENDED DECEMBER 31, 2007

PART III

Item 10.	Directors and Executive Officers of the Registrant.	Page 3
Item 11.	Executive Compensation.	Page 5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	Page 15
Item 13.	Certain Relationships and Related Transactions.	Page 18
Item 14.	Principal Accountant Fees and Services.	Page 18

PART IV

Item 15.	Financial Statements and Exhibits	Page 19
	Signatures	Page 20
	Exhibit Index	Page XX
Consent of McGladrey & Pullen, LLP
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
PART III
Item 10. Directors and Executive Officers of the Registrant
     The directors and executive officers, their ages, positions held and duration as director as of April 15, 2008, are as follows:

Name	Age	Position and Offices	Director Since
Carlos E. Agüero	55	Chairman, President, Chief Executive Officer and Director	1997
Michael J. Drury	51	Executive Vice President and Director	1997
Earl B. Cornette(1)	82	Director	1997
Bret R. Maxwell (1,2)	49	Director	1997
Walter H. Barandiaran(1,2)	55	Director	2001
Paul A. Garrett(2)	61	Director	2005
Arnold S. Graber	54	Executive Vice President, General Counsel and Secretary
Eric W. Finlayson	49	Senior Vice President and Chief Financial Officer

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.
     The terms of all directors will expire at the next annual meeting of stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings at this time between us and any other person pursuant to which he or she was or is to be selected as a director, executive officer or nominee. We have, however, entered into employment agreements with our named executive officers described in Part III, Item 11 below under the subheading “Employment Agreements.”
Biographical Information
     The following information sets forth the names of, and certain information with respect to, each of our directors and executive officers.
     Carlos E. Agüero, age 55, founded Metalico in August 1997 and has served as its Chairman of the Board, President and Chief Executive Officer since that time. From 1990 to 1996, he held the positions of President, Chief Executive Officer and a director of Continental Waste Industries, which he founded in 1990 and helped guide through more than thirty acquisitions and mergers. Continental commenced trading on the NASDAQ National Market in 1993 and was acquired by Republic Industries in 1996. Mr. Agüero is also the chairman of Beacon Energy Corp. (“Beacon”), a privately held corporation organized to produce and market biodiesel within the larger biofuels sector and to invest in other biodiesel producers. We currently own 47% of the outstanding common stock of Beacon.
     Michael J. Drury, age 51, has been an Executive Vice President since our founding in August 1997 and a Director since September 1997. He served as our Secretary from March 2000 to July 2004. From 1990 to 1997, Mr. Drury was Senior Vice President, Chief Financial Officer and a director of Continental Waste Industries. He has a degree in accounting and is experienced in acquisition development, investor relations, operations and debt management.

     Earl B. Cornette, age 82, has been a Director since September 1997. Since 1995, Mr. Cornette has been President of EBC Consulting, Inc., a consulting firm in the lead and environmental industries based in Palm Harbor, Florida. From 1990 to 1995, Mr. Cornette was Chairman of the board of directors of Schuylkill Holdings Corporation, a secondary lead smelter. From 1989 to 1997, Mr. Cornette was Chairman of the Association of Battery Recyclers, an organization composed of secondary lead smelting companies dedicated to sound recycling practices and good environmental controls. From 1995 to 1997, Mr. Cornette was also a consultant to ENTACT, Inc., a firm that specializes in environmental cleanups, especially lead related. He is a member of the Board’s Compensation Committee.
     Bret R. Maxwell, age 49, has been a Director since September 1997. He has been the managing general partner of MK Capital LP, a venture capital firm specializing in investments in technology and outsourcing companies, since its formation in 2002. Beginning in 1982, Mr. Maxwell was employed by First Analysis Corporation, where he founded the venture capital practice in 1985 and was later co-chief executive officer. Mr. Maxwell was initially designated a Director by, collectively, five investment funds managed by Mr. Maxwell, First Analysis Corporation, and others that held a portion of the Company’s former preferred stock (since converted to common) pursuant to our Third Amended and Restated Certificate of Incorporation. He is the managing general partner of three of the funds and a general partner of the other two. Mr. Maxwell chairs the Board’s Compensation Committee and also serves on the Audit Committee.
     Walter H. Barandiaran, age 55, has been a Director since June 2001. He is a founder and a managing partner of The Argentum Group, a New York-based private equity firm founded in 1987 that serves as a general partner of several investment funds focusing in the healthcare services, information technology, industrial sector, and outsource businesses. Mr. Barandiaran also serves as the chairman of HorizonWimba, Inc., a software platform for virtual classrooms and collaboration tools, since 2002; and as the chairman of AFS Technologies, Inc., a provider of ERP software to the food industry, since 2003. Mr. Barandiaran was also the chief executive officer of HorizonWimba, Inc. from 2002 until 2004. He additionally serves on the boards of directors of several privately held corporations in which The Argentum Group or its affiliates have invested. Mr. Barandiaran was initially designated as a Director by, collectively, two investment funds (Argentum Capital Partners, L.P., and Argentum Capital Partners II, L.P.) that held a portion of the Company’s former preferred stock (since converted to common) pursuant to our Third Amended and Restated Certificate of Incorporation. Mr. Barandiaran is a member of the Board’s Audit and Compensation Committee
     Paul A. Garrett, age 61, has been a Director since March 2005. From 1991 to 1998 he was the chief executive officer of FCR, Inc., an environmental services company involved in the recycling of paper, plastic, aluminum, glass and metals. Upon FCR’s merger in 1998 into KTI, Inc., a solid waste disposal and recycling concern that operated waste-to-energy facilities and manufacturing facilities utilizing recycled materials, he was appointed vice chairman and a member of KTI’s Executive Committee. He held those positions until KTI was acquired by Casella Waste Systems, Inc., in 1999. For a period of ten years before his entry into the recycling industry Mr. Garrett was an audit partner with the former Arthur Andersen & Co. He also serves as a director of AFS Technologies, Inc., a provider of ERP software to the food industry, and Environmental Quality Management, Inc., an environmental remediation concern. He chairs the Board’s Audit Committee.
     Arnold S. Graber, age 54, has been Executive Vice President and General Counsel of the Company since May 3, 2004 and our Secretary since July 1, 2004. From 2002 until April 2004 he practiced law with the firm of Otterbourg, Steindler, Houston & Rosen, P.C. in New York, New York, where he focused on transactional matters and corporate finance. From 1998 to 2001 he served as general counsel of a privately held paging carrier and telecommunications retailer. From 1988 to 1998, Mr. Graber was a member of the Law Department of The First National Bank of Chicago. Prior to that time he was in private practice. He is a member of the bars of the States of Illinois, New Jersey, and New York.
     Eric W. Finlayson, age 49, has been our Senior Vice President and Chief Financial Officer since the Company’s founding in August 1997. Mr. Finlayson is a Certified Public Accountant with more than twenty-five years of experience in accounting. He has extensive background in SEC reporting and compliance. From 1993 through 1997, Mr. Finlayson was Corporate Controller of Continental Waste Industries.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires that the Company’s directors, executive officers, and 10% stockholders file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. Directors, officers, and 10% stockholders are required by the Securities and Exchange Commission to furnish the Company with copies of the reports they file.
     Based solely on its review of the copies of such reports and written representations from certain reporting persons, we believe that all of our directors, officers, and 10% stockholders complied with all filing requirements applicable to them during the 2007 fiscal year.

Code of Ethics
     The Company has adopted a code of business conduct and ethics applicable to its directors, officers (including its principal executive officer, principal financial officer, principal accounting officer, and controller) and employees, known as the Code of Business Conduct and Ethics. The Code is available on the Company’s website at www.metalico.com. In the event that the Company amends or waives any of the provisions of the Code applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, the Company intends to disclose the same on its website.
Audit Committee
     The Board of Directors has established a standing Audit Committee and pursuant to a written charter approved by the Board. The members of the Audit Committee through 2007 and as of April 15, 2008 were Messrs. Garrett (Committee Chair), Maxwell, and Barandiaran. Each member of the Audit Committee is “independent” as defined in the listing standards of the American Stock Exchange and under the SEC’s Rule 10A-3. The Board has determined that Mr. Garrett satisfies the requirements for an “audit committee financial expert” under the rules and regulations of the SEC.
          Functions:
•	Selects the Company’s independent auditor.

•	Reviews the independence of the Company’s independent auditor.

•	Approves the nature and scope of services provided by our independent auditor.

•	Reviews the range of fees and approves the audit fee payable to our independent auditor.

•	Confers with our independent auditor and reviews annual audit results and annual and quarterly financial statements with the independent auditor and the Company’s management.

•	Oversees the Company’s evaluation of the effectiveness of internal controls over our financial reporting.

•	Oversees our internal audit function.

•	Meets with the independent auditor without Company management present; reviews with the independent auditor any audit questions, problems or difficulties and management’s responses to these issues.

•	Meets with the Company’s management to review any matters the Audit Committee believes should be discussed.

•	Reviews with the Company’s legal counsel any legal matters that could have a significant impact on the Company’s financial statements.

•	Oversees procedures for and receipt, retention, and treatment of complaints on accounting, internal accounting controls, or auditing matters.

•	Advises and provides assistance to the Board of Directors with respect to corporate disclosure and reporting practices.
     A copy of the Company’s Audit Committee Charter is available on the Company’s website, www.metalico.com.
Item 11. Executive Compensation
Compensation Discussion and Analysis
     The Company’s primary philosophy for compensation is to offer a program that rewards each of the members of senior management commensurately with the Company’s overall growth and performance, including each person’s individual performance during the previous fiscal year. The Company’s compensation program for senior management is designed to attract and retain individuals who are capable of leading the Company in achieving its business objectives in an industry characterized by competitiveness, growth and change.
     The Company believes a substantial portion of the annual compensation of each member of senior management should relate to, and should be contingent upon, the success of the Company, as well as the individual contribution of each particular person to that success. As a result, a significant portion of the total compensation package consists of variable, performance-based components, such as bonuses and stock awards, which can increase or decrease to reflect changes in corporate and individual performance.
      Overview of Cash and Equity Compensation
     We compensate our executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides our executive officers a minimum base salary. Incentive bonus compensation is generally linked to the achievement of short-term financial and business goals, and is intended to reward our executive officers for our overall performance, as well as their individual performance in reaching annual goals that are agreed to in advance by management and the Compensation Committee. Stock options and grants of restricted stock are intended to link our executive officers’ longer-term compensation with the performance of our stock and to build executive ownership positions in the Company’s stock. This encourages our executive officers to remain with us, to act in ways intended to maximize stockholder value, and to penalize them if we and/or our stock fails to perform to expectations.
     We view the three components of our executive officer compensation as related but distinct. Although our Compensation Committee does review total compensation, we do not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our historical practices with the individual and our view of individual performance and other information we deem relevant. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. During 2007, we did not review wealth and retirement accumulation as a result of employment with us in connection with the review of compensation packages.
     We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. This review is based on informal samplings of executive compensation paid by companies similarly situated to ours. In addition, our Compensation Committee has historically taken into account input from other corporations in which its members hold positions or manage investments, competitive market practices, and publicly available data relating to the compensation practices and policies of other companies within and outside our industry. Our Compensation Committee realizes that “benchmarking” our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of our compensation practices is useful.We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation.
      Elements of Compensation
     The principal elements of our compensation package are base salary, annual cash incentive bonus, long-term incentive plan awards, and perquisites and other compensation. We also provide severance benefits under the terms of our employment agreements with the named executive officers. The details of each of these components are described below.
     Base Salary
     Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salary is generally fixed and does not vary based on our financial and other performance. Base salaries for 2007 for each of our named executive officers were set under the terms of their respective three-year employment agreements approved by the Board of Directors on March 20, 2007. Annual increases are determined by reference to the Consumer Price Index and are fixed in October of the preceding year. When establishing base salaries, the Compensation Committee and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at his prior employment or in prior years with the Company as appropriate, and the number and availability of well qualified candidates to assume the individual’s role. Base salary ranges are reviewed and re-established by our Compensation Committee no less often than upon the expiration of each named executive officer’s employment agreement.
      Annual Cash Incentive Bonus
     Annual cash incentive bonuses are intended to compensate for the achievement of both our annual Company-wide goals and individual annual performance objectives. All of our employees are eligible for annual cash incentive bonuses. We provide this opportunity to attract and retain an appropriate caliber of talent and to motivate executives and other employees to achieve our business goals.
     The Compensation Committee oversees the administration of an Executive Bonus Plan for the benefit of the named executive officers. Under the terms of the Executive Bonus Plan, through the course of each year the Compensation Committee considers and identifies corporate and individual goals in consultation with management. Named executive officers are allocated responsibility for various goals, which may overlap among executive officers. Individual objectives are necessarily tied to the particular area of expertise or responsibility of the employee and such employee’s performance in attaining those objectives relative to external forces, internal resources utilized and overall individual effort. At the end of each year the Compensation Committee reviews the levels of achievement and performance. The Compensation Committee approves the annual cash incentive award for the Chief Executive Officer and each other named executive officer. The Compensation Committee’s determination, other than with respect to the Chief Executive Officer, is generally based upon the Chief Executive Officer’s recommendations. Exact amounts are confirmed in the discretion of the Committee and recommended to the full Board of Directors for ratification. Employee directors abstain from the Board’s deliberations and votes on their own compensation.
     We do not have a formal policy on the effect on bonuses of a subsequent restatement or other adjustment to our financial statements, other than the penalties provided by law.

      Long-Term Incentive Plan Awards
     We have adopted our 1997 Long-Term Incentive Plan (the “1997 Plan”) and 2006 Long-Term Incentive Plan (the “2006 Plan”) for the purpose of providing additional performance and retention incentives to executive officers and other employees by facilitating their purchase of a proprietary interest in our common stock. The two plans provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders and to give those employees a continuing stake in the Company’s long-term success. The Compensation Committee also believes that the use of stock-based awards offers the best approach to achieving our compensation goals. The 1997 Plan has expired except insofar as it governs awards already granted and still outstanding under it. Upon the effectiveness of the 2006 Plan, our Board of Directors ceased issuing awards under the 1997 Plan. Both plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock awards and other equity-based rights. In most cases awards under the plans have been in the form of stock options.
     The Compensation Committee administers both plans and determines the types and amounts of awards to be granted to eligible employees. Grants to executive officers are based upon the principles underlying our Executive Bonus Plan described above. All grants are subject to the ratification of the Board of Directors. Employee directors abstain from the Board’s deliberations and votes on their own compensation. The plans permit awards to be made at any time in the Committee’s discretion. Subject to anti-dilution adjustments for changes in our common stock or corporate structure, 492,298 shares of common stock have been reserved for issuance under the 1997 Plan and 3,530,445 shares of common stock have been reserved for issuance under the 2006 Plan. Options for 492,298 shares of our common stock were granted under the 1997 Plan and remain outstanding (that is, unexercised). As of April 3, 2008, options for 614,417 shares of our common stock and 167,000 shares of restricted stock have been granted under the 2006 Plan. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the plans. The value of stock options is dependent upon our future stock price.
     Stock option grants may be made at the commencement of employment for certain managerial-level employees. In accordance with company policy they are generally made once a year thereafter by the Compensation Committee as a component of bonus compensation. Bonus stock options are granted based upon several factors, including seniority, job duties and responsibilities, job performance, and our overall performance. The Compensation Committee considers the recommendations of the Chief Executive Officer with respect to awards for employees other than the Chief Executive Officer. Unless otherwise determined by the Compensation Committee at the time of grant, all outstanding awards under the 1997 Plan will become fully vested upon a change in control. Our 2006 Long-Term Incentive Plan provides that in the event of a “change in control,” all unvested options immediately vest and remain exercisable and vested for the balance of their stated term without regard to any termination of employment or service other than a termination for cause and any restriction or deferral on an award immediately lapses. The Compensation Committee determines the terms of all options. In general, stock options vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant at an exercise price equal to the fair market value of our common stock on the date the grant is approved by our Board. The Compensation Committee believes that the three-year vesting schedule will provide ongoing incentives for executives and other key employees to remain in our service. All outstanding awards will become fully vested upon a change in control. Upon termination of a participant’s service with the Company, he or she may exercise his or her vested options for the period of 90 days from the termination of employment, provided, that if termination is due to death or disability, the option will remain exercisable for twelve months after such termination. However, an option may never be exercised later than the expiration of its term.
     Perquisites and Other Compensation
     Under the terms of their respective employment agreements, we provide each named executive officer with a leased car or automotive allowance together with car insurance and life insurance. We also provide general health and welfare benefits, including medical and dental coverage. We offer participation in our defined contribution 401(k) plan. We contribute matching funds of up to 4% of eligible compensation for every employee enrolled in the 401(k) plan, including named executive officers. We furnish these benefits to provide an additional incentive for our executives and to remain competitive in the general marketplace for executive talent. For additional information concerning Perquisites and Other Compensation see “Employment Agreements” below.
      Severance Benefits
     Our named executive officers and certain other executives with employment agreements are covered by arrangements that specify payments in the event the executive’s employment is terminated. Under these employment agreements, in the event that we terminate such executive’s employment without cause (as defined in the applicable employment agreement), we will be required to pay the executive an amount equal to his base salary for twelve months. Our primary reason for including severance benefits in compensation packages is to attract and retain the best possible executive talent. For a further description of these severance benefits, see “Employment Agreements” below.

      Change in Control Benefits
     Our named executive officers are covered by arrangements which specify that all otherwise unvested stock options fully vest upon a “change in control.” Our primary reason for including change in control benefits in compensation packages is to attract and retain the best possible executive talent.
     For additional information concerning benefits for named executive officers upon a change in control, see “Employment Agreements” below.
      Compensation Mix
     The Compensation Committee determines the mix of compensation, both between short and long-term compensation and cash and non-cash compensation, to design compensation structures that we believe are appropriate for each of our named executive officers. We use short-term compensation (base salaries and annual cash bonuses) and long-term compensation (option and restricted stock awards) to encourage long-term growth in stockholder value and to advance our additional objectives discussed above. Although our Compensation Committee does review total compensation, we do not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our historical practices with the individual and our view of individual performance and other information we deem relevant. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. As the Company’s growth is recent, we have not reviewed wealth and retirement accumulation as a result of employment with us, and we have only focused on fair compensation for the year in question. The summary compensation table below illustrates the long and short-term and cash and non-cash components of compensation.
      Tax and Regulatory Considerations
     We account for the equity compensation expense for our employees under the rules of SFAS No. 123(R), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.
     Under Section 162(m) of the Internal Revenue Code, a publicly-held corporation may not deduct more than $1,000,000 in a taxable year for certain forms of compensation made to the chief executive officer and other named executive officers listed on the Summary Compensation Table. None of our employees has received annual compensation of $1,000,000 or more. While we believe that all compensation paid to our executives in 2007 was deductible, it is possible that some portion of compensation paid in future years will be non-deductible.
      Role of Executive Officers in Executive Compensation
     The Compensation Committee determines the compensation payable to each of the named executive officers as well as the compensation of the members of the Board of Directors. In each case, the determination of the Compensation Committee is subject to the ratification of the full Board. Employee directors abstain from any deliberations or votes on their own compensation. The Compensation Committee formulates its recommendation for the compensation paid to each of our named executive officers, other than with respect to compensation payable to our Chief Executive Officer, based upon advice received from our Chief Executive Officer.

COMPENSATION COMMITTEE REPORT
     Under the rules of the SEC, this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.
     We, the Compensation Committee of the Board of Directors of Metalico, Inc. (the “Company”), have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the Company. Based on such review and discussion, we have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS
Bret R. Maxwell, Chairman
Earl B. Cornette
Walter H. Barandiaran
Summary Compensation Table
     The following Summary Compensation Table, which should be read in conjunction with the explanations provided above, summarizes compensation information for our named executive officers (our chief executive officer, chief financial officer, and our other two executive officers; we have only four executive officers) for the fiscal year ended December 31, 2007:

					All Other
		Salary	Bonus(1)		Compensation		Total
Name and Principal Position	Year	($)	($)	Option Awards ($)(2)	($)		($)

Carlos E. Agüero	2007	350,000	350,000	93,910	30,153	(3)	824,063
Chairman, President and	2006	275,572	125,000	45,620	23,748	(3)	469,940
Chief Executive Officer

Eric W. Finlayson	2007	160,000	65,000	38,575	17,308	(4)	280,883
Senior Vice President and	2006	137,120	45,000	26,267	13,382	(4)	221,769
Chief Financial Officer

Michael J. Drury	2007	240,000	150,000	67,795	18,061	(5)	475,856
Executive Vice President	2006	210,340	70,000	39,312	16,152	(5)	335,804

Arnold S. Graber	2007	225,000	100,000	50,027	22,189	(6)	397,216
Executive Vice President,	2006	198,450	60,000	47,816	14,812	(6)	321,078
General Counsel and Secretary

(1)	Cash bonuses are included in compensation for the year for which they were earned, even if actually paid or awarded in the subsequent year.

(2)	Amount reflects the total fair value of stock options in 2007, calculated in accordance with SFAS No. 123(R). See Note 14 of “Notes to Financial Statements—Stock-Based Compensation Plans.”

(3)	Includes matching contribution payments made to our 401(k) Plan (4% of eligible compensation) for the benefit of Mr. Agüero of $15,695 and $12,106 and the dollar value of term life insurance premiums paid for the benefit of Mr. Agüero of $1,563 and $744 for the years ending December 31, 2007 and 2006, respectively. Also includes car insurance premiums for additional vehicles of $3,639 and $4,134 for the years ending December 31, 2007 and 2006, respectively.

(4)	Includes matching contribution payments made to our 401(k) Plan (4% of eligible compensation) for the benefit of Mr. Finlayson of $6,889 and $6,667 and the dollar value of term life insurance premiums paid for the benefit of Mr. Finlayson of $672 and $514 for the years ending December 31, 2007 and 2006, respectively.

(5)	Includes matching contribution payments made to our 401(k) Plan (4% of eligible compensation) for the benefit of Mr. Drury of $10,013 and $10,452 and the dollar value of term life insurance premiums paid for the benefit of Mr. Drury of $1,236 and $591 for the years ending December 31, 2007 and 2006, respectively.

(6)	Includes matching contribution payments made to our 401(k) Plan (4% of eligible compensation) for the benefit of Mr. Graber of $10,440 and $8,804 and the dollar value of term life insurance premiums paid for the benefit of Mr. Graber of $1,058 and $860 for the years ending December 31, 2007 and 2006, respectively.
Grants of Plan-Based Awards
     During 2007, we granted awards to our named executive officers pursuant to our 2006 Long-Term Incentive Plan. All of the awarded stock options vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant. Information with respect to each of these awards, including estimates regarding future payouts during the relevant performance period under each of these awards on a grant by grant basis, is set forth in the table below:

		All Other
		Option
		Awards:		Grant
		Number of	Exercise or	Date Fair
		Securities	Base Price	Value of
		Underlying	of Option	Option
	Grant	Options	Awards	Awards(1)
Name	Date	(#)	($/Sh)	($)

Carlos E. Agüero, CEO	July 27, 2007	100,000	$7.74	$406,000

Eric W. Finlayson, CFO	July 27, 2007	18,000	$7.74	$73,080

Michael J. Drury	July 27, 2007	50,000	$7.74	$203,000

Arnold S. Graber	July 27, 2007	25,000	$7.74	$101,500

(1)	Amount reflects the total fair value of stock options in 2007, calculated in accordance with SFAS No. 123(R). See Note 14 of “Notes to Financial Statements—Stock-Based Compensation Plans.”
Narrative Disclosure of Summary Compensation and Grants of Plan-Based Awards
     Executive Bonus Plan
     Our Board of Directors has approved the Executive Bonus Plan as an incentive compensation plan for our executive officers to be administered by the Board’s Compensation Committee. Each year, the Compensation Committee considers and identifies a series of corporate and individual goals. Each executive officer is allocated a measure of responsibility for particular goals, which may overlap with assigned goals for other officers. Individual incentive awards are based on progress in achieving allocated goals and discretionary evaluations of the eligible employees. Awards included a cash payment under the Bonus Plan and a grant of options to purchase our common stock under the Long-Term Incentive Plans described below.
      1997 Long-Term Incentive Plan
     We adopted the 1997 Long-Term Incentive Plan (the “1997 Plan”) for the purpose of providing additional performance and retention incentives to officers and employees by facilitating their purchase of a proprietary interest in our common stock. Subject to anti-dilution adjustments for changes in our common stock or corporate structure, the 1997 Plan allowed for a number of shares of our common stock equal to the greater of 525,000 or 10% of the total number of shares of our common stock outstanding to be issued pursuant to awards under the 1997 Plan. The 1997 Plan has expired except insofar as it governs awards already granted and still outstanding under it. Upon the effectiveness of the 2006 Plan (described below), our Board of Directors ceased issuing awards under the 1997 Plan.
     The 1997 Plan provided for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock awards and other equity-based rights to our officers, consultants and employees as determined by the

1997 Plan administrator from time to time in its discretion. The 1997 Plan is currently administered by the Compensation Committee of our Board of Directors.
     Stock options were granted based upon several factors, including seniority, job duties and responsibilities, job performance, and our overall performance. Stock options were typically granted with an exercise price equal to the fair market value of a share of our common stock on the date of grant, and vested at such times as determined by the Compensation Committee in its discretion. In general, stock options vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant. Unless otherwise determined by the Compensation Committee at the time of grant, all outstanding awards under the 1997 Plan will become fully vested upon a change in control.
     We receive no monetary consideration for the granting of stock options pursuant to the 1997 Plan. However, we receive the cash exercise price for each option exercised. The exercise of options and payment for the shares received would contribute to our equity.
     As of April 3, 2008, approximately a total 737,510 shares of our common stock have either been issued under the 1997 Plan or are subject to outstanding awards (that is, unexercised options) under the 1997 Plan. No other types of award were issued under the 1997 Plan.
      2006 Long-Term Incentive Plan
     Our 2006 Long-Term Incentive Plan (the “2006 Plan”) became effective May 23, 2006 upon approval by our stockholders at our 2006 annual meeting. The purpose of the 2006 Plan is to provide additional performance and retention incentives to officers and employees by facilitating their purchase of a proprietary interest in our common stock. Subject to anti-dilution adjustments for changes in our common stock or corporate structure, 3,530,445 shares of common stock have been reserved for issuance under the 2006 Plan. As of April 3, 2008, options for 614,417 shares of our common stock have been granted and are outstanding under the 2006 Plan and 167,000 shares of restricted stock have been granted and are outstanding under the 2006 Plan.
     The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock awards and other equity-based rights. Awards under the 2006 Plan may be granted to our officers, consultants and employees as determined by the 2006 Plan administrator from time to time in its discretion. The 2006 Plan is currently administered by the Compensation Committee of our Board of Directors.
     Stock options are granted based upon several factors, including seniority, job duties and responsibilities, job performance, and our overall performance. Stock options are typically granted with an exercise price equal to the fair market value of a share of our common stock on the date of grant, and become vested at such times as determined by the Compensation Committee in its discretion. In general, stock options vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant. Unless otherwise determined by the Compensation Committee at the time of grant, all outstanding awards under the 2006 Plan will become fully vested upon a change in control.
     We receive no monetary consideration for the granting of stock options pursuant to the 2006 Plan. However, we receive the cash exercise price for each option exercised. The exercise of options and payment for the shares received would contribute to our equity.
401(k) Plan
     We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The plan provides that each participant may contribute a percentage of his or her pre-tax compensation up to the statutory limit, which was $15,500 for calendar year 2007 and is $15,500 again for calendar year 2008. Participants who are age 50 or older can also make “catch-up” contributions, which for calendar years 2007 and 2008 may be up to an additional $5,000 above the statutory limit. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions, including any matching contributions by us, when contributed. Participant contributions are held and invested by the plan’s trustee. The plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2007, we matched 100% of participant contributions up to the first 4% of eligible compensation. We intend to match participant contributions at the same level in 2008.
Outstanding Equity Awards at Fiscal Year End
     The following table summarizes equity awards granted to our named executive officers that were outstanding at the end of fiscal 2007. All such awards were made as grants of options.

	Option Awards
	Number of	Number of
	Securities	Securities
	underlying	underlying
	unexercised options	unexercised options	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date
Carlos E. Agüero, CEO	13,889	86,111	$7.74	7/27/12
	15,555	7,778	$3.03	12/31/10
	54,000	—	$4.90	12/31/09

Eric W. Finlayson, CFO	2,500	15,500	$7.74	7/27/12
	5,903	6,597	$5.50	7/17/11
	6,667	3,333	$3.03	12/31/10
	26,000	—	$4.90	12/31/09
	10,000	—	$2.00	12/31/08

Michael J. Drury	6,944	43,056	$7.74	7/27/12
	7,083	7,917	$5.50	7/17/11
	11,111	5,556	$3.03	12/31/10
	40,000	—	$4.90	12/31/09
	90,000 (1)	—	$0.01	6/1/09
	20,000	—	$2.00	12/31/08

Arnold S. Graber	3,472	21,528	$7.74	7/27/12
	5,903	6,597	$5.50	7/17/11
	6,667	3,333	$3.03	12/31/10
	28,000	—	$4.90	12/31/09
	15,000	—	$3.00	5/2/09
	15,000	—	$1.00	5/2/09

(1)	Granted as warrants by the Board of Directors.
Option Exercises and Stock Vested
     The following table shows aggregate exercises of stock options by our named executive officers during the year ended December 31, 2007. None of our named executive officers had any stock awards subject to vesting during that year.

	Shares
	Acquired
	on	Value
	Exercise	Realized(1)
Name	(#)	($)
Carlos E. Agüero, CEO	20,000	83,200
Eric W. Finlayson, CFO	8,200	54,530
Michael J. Drury	10,950	42,815
Arnold S. Graber	20,000	137,100

(1)	Value based on the aggregate difference between the closing market price on the date of exercise and the exercise price.

Pension Benefits
     Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2007, other than our 401(k) Plan.
Nonqualified Deferred Compensation
     Our named executive officers did not earn any nonqualified compensation benefits from us during the year ended December 31, 2007.
Employment Agreements
     We have employment agreements with each of our named executive officers. Each agreement has a three-year term.
     The current agreements with Messrs. Agüero, Drury, Graber and Finlayson expire December 31, 2009. The agreements provide for minimum annual compensation and eligibility to receive annual performance bonuses in a combination of cash payments and option grants. Salaries are specified for the first year of the employment term and thereafter increase each year by a percentage equal to the increase in the Consumer Price Index over the previous year, provided that such increases cannot be greater than 7% or less than 3.5%. The actual amount of the annual bonus is determined based upon the named executive’s performance, our performance and certain performance targets recommended by the Competition Committee under our Executive Bonus Plan and Long-Term Incentive Plans and approved by our Board of Directors. Under their respective agreements we also provide each of Messrs. Agüero and Drury with a $500,000 life insurance policy and each of Messrs. Graber and Finlayson with a $300,000 life insurance policy. Each named executive officer is also furnished with the use of a car.
     If the executive’s employment is terminated on account of death or disability, he is entitled to no further compensation or benefits other than those earned through the month in which such termination occurs. If the executive’s employment is terminated by us for “cause” (as defined in the next paragraph) or if the executive terminates his own employment for any reason other than for “good reason” (as defined in the next paragraph), the executive is entitled to no further compensation or benefits other than those earned through the date of termination. If the executive’s employment is terminated by us for any reason other than for cause, death or disability, or if the executive terminates his own employment for good reason, we will provide, as severance benefits, payment of 100% of the executive’s base salary at the rate in effect on the date of termination, continuation of health and medical benefits for the twelve-month period following such termination, and immediate vesting of any unvested options. Payment of the amount of the executive’s base salary is to be made in a lump sum immediately subsequent to the date of termination in the event of a termination in connection with, upon, or within one year after a “change in control” (as defined in the next paragraph) or a termination by the executive for good reason in connection with, upon, or within one year after a change in control, and in installments in accordance with our payroll policy in effect at the time payment is to be made in the event of any other termination entitling the executive to severance. All unvested options vest upon a change in control regardless of whether a termination occurs.
     An executive may be terminated for “cause” if he (a) neglects his duties and such neglect is not discontinued promptly after written notice, (b) is convicted of any felony, (c) fails or refuses to comply with the reasonable written policies of the Company or directives of executive officers that are not inconsistent with his position and such failure is not discontinued promptly after written notice, or (d) materially breaches covenants or undertakings under his employment agreement and such breach is not remedied promptly. “Good reason” under the employment agreements means the occurrence, without the executive’s prior written consent, of any of the following events: (i) a substantial reduction of the executive’s duties, responsibilities, or status as an officer (except temporarily during any period of disability), or the executive being required to report to any person other than the executive to whom he currently reports; (ii) a change in the office or location where the executive is based on the date of his employment agreement of more than thirty (30) miles, which new location is more than sixty (60) miles from the executive’s primary residence; or (iii) a breach by the Company of any material term of the employment agreement. “Change in control” under the employment agreements means the occurrence of: (i) the acquisition at any time by a “person” or “group” (as those terms are used in Sections 13(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (excluding, for this purpose, the Company or any subsidiary or any benefit plan of the Company or any subsidiary) of beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly, of securities representing 50% or more of the combined voting power in the election of directors of the then-outstanding securities of the Company or any successor of the Company; (ii) the termination of service as directors, for any reason other than death or disability, from the Board, during any period of two (2) consecutive years or less, of individuals who at the beginning of such period constituted a majority of the Board, unless the election of or nomination for election of each new director during such period was approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of the period; (iii) approval by the stockholders of the Company of any merger or consolidation or statutory share exchange as a result of which the common stock of the Company is changed, converted or exchanged (other than a merger or share exchange with a wholly-owned subsidiary of the Company) or liquidation of the Company or any sale or disposition of 50% or more of the assets or earning power of the Company except for a tax free distribution of any portion of the Company to its stockholders; or (iv) approval by the stockholders of the Company of any merger or consolidation or statutory share exchange to which the Company is a party as a result of which the persons who were stockholders of the Company immediately prior to the effective date of the merger or consolidation or statutory share exchange shall have beneficial ownership of less than 50% of the combined voting power in the election of directors of the surviving corporation following the effective date of such merger or consolidation or statutory share exchange. “Change in control” does not include any reduction in ownership by the Company of a subsidiary of the Company or any other entity designated by the Board in which the Company owns at least a 50% interest (including, but not limited to, partnerships and joint ventures.)
     Each agreement contains confidentiality restrictions applicable during and after the period of employment, non-solicitation of employees during the period of employment and for two years following termination, and non-competition and other non-solicitation provisions applicable during the period of employment and, upon payment of an additional sum equal to the executive’s annual base salary for each year, for up to two years following termination of employment.
     The following table describes the potential payments to the listed named executive officers upon such executives’ termination without cause under their respective employment agreements. No additional or alternative salary or benefits would be provided upon a change of control.

		Equity
Name	Salary(1)	Acceleration(2)	Benefits(3)

Carlos E. Agüero, CEO	$350,000	$324,874	—

Eric W. Finlayson, CFO	$160,000	$108,546	—

Michael J. Drury	$240,000	$217,447	—

Arnold S. Graber	$225,000	$127,052	—

(1)	Represents one year of base salary as of December 31, 2007.

(2)	Calculated based on a change of control taking place as of December 31, 2007 and assuming a price per share of $10.81, which was the closing price for our stock on December 31, 2007. Represents the full acceleration of unvested stock options held by such named executive officer at that date.

(3)	Under their respective employment agreements, each named executive officer is entitled to twelve months of continued COBRA health benefits upon termination without cause or for good reason.
DIRECTOR COMPENSATION
     Employee directors do not receive additional compensation for their services as directors. The non-employee members of our Board of Directors are reimbursed for travel, lodging and other reasonable expenses incurred in attending board or committee meetings. The following table summarizes compensation that our directors earned during 2007 for services as members of our Board.

	Fees Earned or	Options	All Other
Name(1)	Paid in Cash	Awards	Compensation	Total

Earl B. Cornette	$8,645 (2)	—	—	$8,645

Bret R. Maxwell	—	—	—	—

Walter H. Barandiaran	—	—	—	—

Paul A. Garrett(3)	$57,500	$10,290	—	$67,790

(1)	Directors Carlos E. Agüero and Michael J. Drury are also executive officers of the Company. They do not receive additional compensation for their services as directors.

(2)	Includes aggregate payments of $1,645 for consulting services in addition to regular Board duties.

(3)	Mr. Garrett was initially elected a director March 16, 2005. As an inducement to join the Board and to chair its Audit Committee, Mr. Garrett was granted options for 10,000 shares of our common stock at an exercise price of $3.50 per share on that date. The options vested in equal monthly installments over a period of two years and expire on March 16, 2010. As further consideration for his services as chairman of our Audit Committee he was granted options for an additional 15,000 shares of our common stock on May 1, 2007 at an exercise price of $6.29. Those options vest in equal monthly installments over a period of three years and expire on May 1, 2012.
     Mr. Cornette receives a payment of $1,000 per meeting of the Board of Directors attended. Mr. Garrett receives an annual fee of $30,000 for his services as a Director, payable in monthly installments of $2,500, an annual fee of $12,000 for his services as chairman of our Audit Committee, payable in monthly installments of $1,000, and an additional payment of $1,500 for each board meeting attended. Mr. Maxwell and Mr. Barandiaran accepted their seats on the Board as the representatives of investment funds that hold stock in the Company and are not compensated for service to us or for memberships on committees of the Board.
Limitation of Liability and Indemnification
     As permitted by the Delaware General Corporation Law, we have adopted provisions in our Third Amended and Restated Certificate of Incorporation and bylaws that limit or eliminate the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:
•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

•	any transaction from which the director derived an improper personal benefit.
     These limitations of liability do not alter director liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.
     In addition, our bylaws provide that:
•	we will indemnify our directors, officers and, in the discretion of our board of directors, certain employees to the fullest extent permitted by the Delaware General Corporation Law; and

•	we will advance expenses, including attorneys’ fees, to our directors and, in the discretion of our board of directors, to our officers and certain employees, in connection with legal proceedings, subject to limited exceptions.
We maintain directors’ and officers’ liability insurance to support these indemnity obligations.
     Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act or failure to act, or any cause of action, suit or claim that would accrue or arise prior to any amendment or repeal or adoption of an inconsistent provision. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.
     At this time there is no pending litigation or proceeding involving any of our directors or officers where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.
Compensation Committee Interlocks and Insider Participation
     The members of the Compensation Committee through 2007 and as of April 15, 2008 were Messrs. Maxwell (Committee Chair), Cornette, and Barandiaran. None of the members of our Compensation Committee has at any time been one of our officers or employees. None of our executive officers serves as a director or compensation committee member of any entity that has one or more of its executive officers serving as one of our Directors or on our Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information with respect to the beneficial ownership of shares of the Company’s common stock as of April 15, 2008 for (i) each person known by us to beneficially own more than 5% of the Company’s common stock, (ii) each of our Directors and each of our named executive officers listed in the Summary Compensation Table under the caption “Executive Compensation,” and (iii) all of our Directors and named executive officers as a group. The number of shares beneficially owned by each stockholder and each stockholder’s percentage ownership is based on 35,304,442 shares of common stock outstanding as of April 11, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the

“SEC”) and generally includes any shares over which a person possesses sole or shared voting or investment power. Except as otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. In calculating the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to warrants and options held by that person that are exercisable as of the date of this table, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of calculating percentage ownership of any other person. Unless otherwise stated, the address of each person in the table is c/o Metalico, Inc., 186 North Avenue East, Cranford, New Jersey 07016. Beneficial ownership representing less than 1% of the outstanding shares of common stock or preferred stock or less than 1% of combined voting power, as applicable, is denoted with an ''*.’’

			Percent of
			Outstanding
Name and Address of Beneficial Owner	Number of Shares(1)		Common Stock(2)
5% Shareholders

Infrastructure & Environmental Private Equity Fund III, LP
The Productivity Fund III, L.P.
Apex Investment Fund III, LP
Environmental & Information Technology Private Equity Fund III
Apex Strategic Partners, LLC
c/o First Analysis Corporation(3) One South Wacker Drive, Suite 3900 Chicago, Illinois 60606	3,556,551		10.1%

O’Shaugnessy Asset Management, LLC(4) 6 Suburban Avenue Stamford, CT 06901	2,502,991		7.1%

Argentum Capital Partners II, L.P.
Argentum Capital Partners, L.P.
c/o The Argentum Group(5) 60 Madison Avenue, 7th Floor New York, New York 10010	1,713,625		4.9%

Directors and Executive Officers

Carlos E. Agüero, Director and Chairman, President and Chief Executive Officer	6,310,449	(6)	17.8%

Michael J. Drury, Director and Executive Vice President	306,482	(7)	*

Earl B. Cornette, Director	24,150		*

Bret R. Maxwell, Director(8)	3,695,565		10.5%
c/o MK Capital 1033 Skokie Boulevard, Suite 430 Northbrook, Illinois 60062

Walter H. Barandiaran, Director(9)	1,713,625		4.9%
c/o The Argentum Group 60 Madison Avenue, 7th Floor New York, New York 10010

Paul A. Garrett, Director	25,861	(10)	*

Arnold S. Graber, Executive Vice President, General Counsel and Secretary	107,639	(11)	*

			Percent of
			Outstanding
Name and Address of Beneficial Owner	Number of Shares(1)		Common Stock(2)
Eric W. Finlayson, Senior Vice President and Chief Financial Officer	150,395	(12)	*

Executive Officers and Directors as a group (8 persons)	12,334,166		34.5%

(1)	Includes shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power.

(2)	Assumes all warrants and vested options are exercised with respect to such holder.

(3)	First Analysis Corporation (“FAC”) is a common ultimate controlling party of the five named funds, which hold the Company’s stock directly as follows: Infrastructure & Environmental Private Equity Fund III, LP (1,700,907 shares), The Productivity Fund III, L.P. (713,621 shares), Apex Investment Fund III, LP (668,977 shares), Environmental & Information Technology Private Equity Fund III (425,047 shares), and Apex Strategic Partners, LLC (44,641 shares). First Analysis Securities Corporation (“FASC”), a subsidiary of FAC, holds 3,358 shares. Mr. Maxwell does not hold voting control of the shares held by FASC.

(4)	Based on information provided by O’Shaughnessy Asset Management, LLC in its Schedule 13G filed on February 11, 2008 as amended by its Schedule 13G/A filed on February 14, 2008 indicating beneficial ownership of 2,502,991 shares of common stock as of January 31, 2008 on behalf of various investment advisory clients, none of whom individually owns more than 5% of class.

(5)	The Argentum Group is a common ultimate controlling party of the two named funds, which hold the Company’s stock directly as follows: Argentum Capital Partners II, L.P. (1,490,461 shares) and Argentum Capital Partners, L.P. (223,164 shares).

(6)	Includes 100,574 shares issuable upon the exercise of options.

(7)	Includes 96,482 shares issuable upon the exercise of options and 90,000 warrants.

(8)	Includes (i) shares held by venture capital funds with which Mr. Maxwell is common ultimate controlling party and described in footnote 3 above and (ii) 142,872 common shares held by the Bret R. Maxwell Revocable Trust.

(9)	Shares held by venture capital funds with which Mr. Barandiaran is affiliated and described in footnote 5 above.

(10)	Includes 15,695 shares issuable upon the exercise of options.

(11)	Includes 65,639 shares issuable upon the exercise of options.

(12)	Includes 56,695 shares issuable upon the exercise of options.
EQUITY COMPENSATION PLAN INFORMATION
     We have two stockholder approved equity compensation plans, the 1997 Long Term Incentive Plan and the 2006 Long-Term Incentive Plan described above. Options generally vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant.
     The following table provides certain information regarding our equity incentive plans as of December 31, 2007.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average Exercise	Future Issuance Under
	be Issued Upon Exercise	Price of Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))
Equity compensation plans approved by security holders	1,185,919	$5.03	3,173,801

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average Exercise	Future Issuance Under
	be Issued Upon Exercise	Price of Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))
Equity compensation plans not approved by security holders	—		—

Total	1,185,919	$5.03	3,173,801

Item 13. Certain Relationships and Related Party Transactions
     In the ordinary course of our business and in connection with our financing activities, we have entered into a number of transactions with our directors, officers and certain 5% or greater shareholders. All of the transactions set forth below were approved by the unanimous vote of our Board of Directors with interested directors abstaining. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. Our Board of Directors is responsible for approving related party transactions, as defined in applicable rules by the Securities and Exchange Commission.
•	Carlos E. Agüero, our Chairman, President and Chief Executive Officer, is a limited partner of Infrastructure & Environmental Private Equity Fund III, L.P., and of Argentum Capital Partners II, L.P., two of the Company’s venture capital investors. His holdings in each fund are less than 1% of such fund’s limited partnership interests.

•	The Argentum Group, the ultimate controlling party of Argentum Capital Partners II, L.P. and Argentum Capital Partners, L.P. which hold certain interests in the Company as set forth above, also controls partnership interests in two other investment funds that hold a portion of the Company’s stock, Infrastructure & Environmental Private Equity Fund III, LP, and Environmental & Information Technology Private Equity Fund III. Walter H. Barandiaran, a director of the Company, is a managing partner of The Argentum Group.

•	The Company owns 47% of the outstanding stock of Beacon Energy Corp., a privately held corporation formerly known as AgriFuel Co., pursuant to investments approved by our Board of Directors on November 3, 2006 and August 10, 2007. In addition, Mr. Agüero holds approximately 8.2% of the stock of Beacon and serves as the chairman of its board of directors. Mr. Drury holds less than 1% of the stock of Beacon. The Beacon investment was reviewed and recommended to the Board by a committee of independent directors having no direct or indirect interests in Beacon. The interests of Mr. Agüero and Mr. Drury were fully disclosed to the committee prior to its review of the investments and to the Board prior to its approval of the investments, and both abstained from the Board’s votes on the matter.

•	Between November 18, 2004 and December 9, 2004, we closed a limited private offering of convertible debt to unaffiliated third party accredited investors and certain related parties identified below. All debt evidenced by November Convertible Notes was converted to shares of our common stock on or before December 11, 2006. Each holder of a November Convertible Note also received warrants (collectively the “November Warrants”) to purchase 0.20 shares of our common stock for every one share of our common stock into which the principal amount of such holder’s respective November Convertible Note may be converted, exercisable for a period of three years from the date of the November Convertible Note with an exercise price of $4.00 per share (each a “November Warrant”). All November Warrants were exercised on or before November 30, 2007, some pursuant to a cashless exercise option that reduced the number of shares of stock actually issued, resulting in the issuance of 168,423 shares of our common stock. The terms of the November Warrants were offered to and accepted by unaffiliated third parties in arm’s-length transactions. Mr. Agüero held 8,000 warrants, 5,000 of which he disposed of as a gift and 3,000 of which he exercised for common shares. Argentum Capital Partners II, LP, a holder of our common stock, held and exercised warrants for 18,462 and 24,616 common shares. Bret R. Maxwell, one of our directors and the representative of five investment funds that hold our stock, had an interest in 12,308 November Warrants held by the Bret R. Maxwell Revocable Trust and utilized a cashless exercise option that resulted in the issuance of 8,233 shares of our stock.
Director Independence
     The Board of Directors has determined that each of the Directors other than Carlos E. Agüero and Michael J. Drury is “independent” under the applicable standards of the Securities and Exchange Commission and the American Stock Exchange.
Item 14. Principal Accountant Fees and Services
     The aggregate fees, including billed and estimated unbilled amounts applicable to the Company and its subsidiaries for the years ended December 31, 2007 and 2006, of the Company’s principal accounting firm, McGladrey & Pullen LLP and its affiliate RSM McGladrey, Inc., were approximately:

	2007	2006
Audit Fees	$753,655	$420,100
Audit Related Fees	26,850	146,400
Tax Fees	173,060	163,900
All Other	7,810	1,300
     Audit Fees and Tax Fees comparability is generally affected by the SEC filings made or contemplated and the volume and materiality of the Company’s business acquisitions.
Audit Fees. Consists of fees for professional services rendered for the audit of our financial statements, the audit of internal control over financial reporting beginning in 2007, assistance or review of SEC filings, proposed SEC filings and other statutory and regulatory filings, preparation of comfort letters and consents and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees”, primarily related to consultations on financial accounting and reporting standards in 2007 and to an audit of a potential acquisition in 2006.

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
PART IV
Item 15. Financial Statements and Exhibits
(b) EXHIBITS
     Part IV of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 to Annual Report on Form 10-K/A.
(b)	The following exhibits are filed as part of this report:
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)
By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: April 25, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Aguero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	April 25, 2008
Carlos E. Agüero

/s/ Eric W. Finlayson Eric W. Finlayson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 25, 2008

/s/ Michael J. Drury	Executive Vice President and Director	April 25, 2008
Michael J. Drury

/s/ Earl B. Cornette	Director	April 25, 2008
Earl B. Cornette

/s/ Bret R. Maxwell	Director	April 25, 2008
Bret R. Maxwell

/s/ Walter H. Barandiaran	Director	April 25, 2008
Walter H. Barandiaran

/s/ Paul A. Garrett	Director	April 25, 2008
Paul A. Garrett