Form 10-K/A
period 2007-12-31
METALICO INC
filed 2008-04-29
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
Number of shares of Common stock, par value $.001, outstanding as of April 17, 2008: 35,378,942

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
     This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends the Annual Report on Form 10-K of Metalico, Inc. (the “Company”), as filed by the Company on March 14, 2008 (the “Original Filing”) and Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) as filed by the Company on April 25, 2008, and is being filed solely to re-file amended Section 302 certifications, appended as Exhibits 31.1 and 31.2, and to add the Section 906 certifications, appended as Exhibits 32.1 and 32.2.

PART IV
Item 15. Financial Statements and Exhibits
(b) EXHIBITS
     Part IV of the Original Filing as amended by Amendment No. 1 is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 2 to Annual Report on Form 10-K/A.
(b)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)
By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: April 29, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Agüero Carlos E. Agüero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	April 29, 2008

/s/ Eric W. Finlayson Eric W. Finlayson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2008

/s/ Michael J. Drury Michael J. Drury	Executive Vice President and Director	April 29, 2008

/s/ Earl B. Cornette Earl B. Cornette	Director	April 29, 2008

/s/ Bret R. Maxwell Bret R. Maxwell	Director	April 29, 2008

/s/ Walter H. Barandiaran Walter H. Barandiaran	Director	April 29, 2008

/s/ Paul A. Garrett Paul A. Garrett	Director	April 29, 2008

4