Form 10-Q/A
period 2008-03-31
METALICO INC
filed 2008-05-09
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
PART II
Item 6. Exhibits
SIGNATURES
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Metalico, Inc. (the “Company”) for the period ended March 31, 2008, as filed by the Company on April 4, 2008 (the “Original Filing”) and is being filed solely to attach the certifications appended as Exhibits 31.1, 31.2, 32.1 and 32.2.
METALICO, INC.
Form 10-Q Quarterly Report

PART II

Item 6.	Exhibits.	Page XX
Item 6. Exhibits.
     The following exhibits are filed herewith:
31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code
SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)
Date: May 9, 2008	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

2