Form 10-Q
period 2008-06-30
METALICO INC
filed 2008-08-05
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Number of shares of Common stock, par value $.001, outstanding as of August 4, 2008: 36,042,598

METALICO, INC.
Form 10-Q Quarterly Report

PART I

Item 1.	Unaudited Condensed Consolidated Financial Statements	Page 2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Page 18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 26
Item 4.	Controls and Procedures	Page 26

PART II

Item 1.	Legal Proceedings	Page 27
Item 1A.	Risk Factors	Page 27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 27
Item 4	Submission of Matters to a Vote of Security Holders	Page 27
Item 6.	Exhibits	Page 28
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.26
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$8,704	$3,309
Trade receivables, net	94,779	41,668
Inventories	88,693	49,548
Vendor advances, net	13,606	286
Prepaid expenses and other	3,332	4,606
Deferred income taxes	3,908	3,874

Total Current Assets	213,022	103,291

Cash restricted for investment	—	9,232
Investment in unconsolidated investees	7,038	—
Property and equipment, net	80,268	44,708
Goodwill	125,106	78,565
Other intangibles, net	47,105	22,525
Other assets, net	8,852	11,249

Total Assets	$481,391	$269,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$8,231	$5,887
Current maturities of other long-term debt	7,410	5,497
Accounts payable	23,470	19,197
Accrued expenses	17,559	8,405
Income taxes payable	8,565	2,485

Total Current Liabilities	65,235	41,471

Long-Term Liabilities
Long-term debt, less current maturities	207,902	83,719
Put warrants	14,874	—
Accrued and other	7,237	6,708
Deferred income taxes	12,543	5,882

Total Long-Term Liabilities	242,556	96,309

Total Liabilities	307,791	137,780

Minority interest	—	7,773

Redeemable common stock	4,000	—

Stockholders’ Equity
Common stock	36	32
Additional paid-in capital	129,644	98,188
Retained earnings	40,313	26,133
Accumulated other comprehensive loss	(393)	(336)

	169,600	124,017

Total Liabilities and Stockholders’ Equity	$481,391	$269,570

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2008 and 2007

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)
	($ thousands, except per share data)
Revenue	$295,062	$66,765	$465,610	$118,517

Costs and expenses
Operating expenses	249,692	54,957	397,940	96,719
Selling, general, and administrative expenses	11,804	4,202	18,958	7,901
Depreciation and amortization	3,494	1,385	5,521	2,482

	264,990	60,544	422,419	107,102

Operating income	30,072	6,221	43,191	11,415

Financial and other income (expense)
Interest expense	(4,223)	(685)	(7,440)	(1,089)
Put warrants fair value adjustment	(7,798)	—	(7,798)	—
Other	49	187	173	295

	(11,972)	(498)	(15,065)	(794)

Income from continuing operations before income taxes and minority interest	18,100	5,723	28,126	10,621
Provision for federal and state income taxes	9,856	2,135	13,566	3,901

Income from continuing operations before minority interest	8,244	3,588	14,560	6,720
Minority interest	252	96	410	132

Income from continuing operations	8,496	3,684	14,970	6,852

Discontinued operations, net of income taxes	(385)	62	(790)	2

Net income	$8,111	$3,746	$14,180	$6,854

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.24	$0.14	$0.44	$0.26
Discontinued operations, net	(0.01)	—	(0.02)	—

Net income	$0.23	$0.14	$0.42	$0.26

Diluted:
Income from continuing operations	$0.23	$0.14	$0.43	$0.26
Discontinued operations, net	(0.01)	—	(0.02)	—

Net income	$0.22	$0.14	$0.41	$0.26

Weighted Average Common Shares Outstanding:
Basic	35,810,875	26,491,063	34,075,172	26,312,400

Diluted	41,057,092	26,896,334	36,852,598	26,764,339

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007

	2008	2007
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$14,180	$6,854
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,666	2,284
Deferred income taxes	942	(806)
Provision for doubtful accounts receivable	1,804	18
Provision for loss on vendor advances	1,414	—
Put warrants fair value adjustments	7,798	—
Loss on sale of property and equipment	400	206
Minority interest in loss of consolidated subsidiary	(410)	(132)
Compensation expense on restricted stock, stock options and warrants issued	800	274
Excess tax benefit from stock options	(134)	(57)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(50,795)	(9,181)
Inventories	(24,640)	(1,705)
Vendor advances	(9,036)	—
Prepaid expenses and other	640	(1,189)
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	13,820	(1,594)

Net cash used in operating activities	(37,551)	(5,028)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	100	19
Purchase of property and equipment	(9,494)	(5,711)
Change in cash restricted for investment	9,232	3,986
Investments in unconsolidated subsidiary	(600)	(3,600)
(Increase) decrease in other assets	(4,380)	(1,180)
Cash paid for business acquisitions, less cash acquired	(107,023)	(10,616)

Net cash used in investing activities	(112,165)	(17,102)

Cash Flows from Financing Activities
Sale of common stock	28,497	34,214
Proceeds from issuance of subsidiary stock	3,875	225
Net borrowings (payments) under revolving lines-of-credit	11,720	(8,492)
Proceeds from other borrowings	118,190	5,856
Proceeds from borrowings of subsidiary	1,700	—
Principal payments on other borrowings	(3,841)	(2,774)
Excess tax benefit from stock-based compensation	134	57
Debt issue costs	(5,510)	—
Proceeds from issuance of common stock on exercised warrants and options	346	469

Net cash provided by financing activities	155,111	29,555

Net increase in cash and cash equivalents	5,395	7,425

Cash and cash equivalents:
Beginning	3,309	1,462

Ending	$8,704	$8,887

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
Business
     Metalico, Inc. and subsidiaries (the “Company”) operates primarily in two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) lead product fabricating. The Company’s operating facilities as of June 30, 2008, included twenty scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi , Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, Colliers, West Virginia, an aluminum de-ox plant located in Syracuse, New York and five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.
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
     Reclassifications: Certain amounts in the accompanying condensed consolidated financial statements as of December 31, 2007 and for the three and six months ended June 30, 2007, have been reclassified with no effect on stockholders’ equity or net income, to be consistent with the classifications as of and for the three and six months ended June 30, 2008.
Recent Accounting Standards and Pronouncements
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The adoption of this standard only resulted in additional disclosure requirements and had no impact on the Company’s financial condition or results of operation. See Note 15 of the unaudited consolidated financial statements for further information regarding the fair value of the Company’s financial instruments.
     The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. The adoption of this standard on January 1, 2008 did not have a material impact on the Company’s financial condition or results of operations. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
Significant Accounting Policies
          Vendor Advances: Vendor advances consist principally of unsecured advances to suppliers for purchase of catalytic converters for recycling. These advances are necessary in order to maintain the supply line of catalytic converters. Management works diligently to monitor such advances. An allowance of $2,200 for uncollectible advances has been recorded in the consolidated financial statements as of June 30, 2008.
          Investment in Beacon Holdings: As explained further in Note 14, during the quarter ended June 30, 2008, the Company adopted the equity method of accounting for its 36.6% investment in Beacon Holdings, Inc. (formerly Beacon Energy Co.). Under this method, the Company’s equity in the earnings or losses of the investee is reported currently in the Company’s earnings. As a result, the Company is no longer presenting the investment in Beacon Holdings as a consolidated entity in the accompanying balance sheet as of June 30, 2008. The condensed consolidated statement of income for the six month period ending June 30, 2008 includes Beacon as a consolidated entity through June 30, 2008, the date of deconsolidation.
Note 2 — Business Acquisitions and Goodwill
          Business acquisition (scrap metal recycling segment): On May 1, 2008, the Company’s Metalico Pittsburgh, Inc. (formerly known as Metalico Neville, Inc.), Metalico Neville Realty, Inc. and Metalico Colliers Realty, Inc. subsidiaries (collectively “Pittsburgh”) closed a purchase of substantially all the assets, including real property, of the Snyder Group, a family-owned multi-yard fully integrated scrap metal recycling operation in Western Pennsylvania and West Virginia. The results of operations acquired are included in the Company’s scrap metal recycling segment in the consolidated financial statements from the acquisition date forward. The aggregate purchase price was $77,482, plus a payment for working capital in excess of a predetermined amount and closing costs totaling $4,621, for an aggregate purchase price of $82,103 comprised of cash of $73,796, and 622,222 shares of Metalico common stock totaling $8,307, representing fair market value at the date of the acquisition. The acquisition was financed with a portion of the proceeds from the private placement of $100,000 in 7% convertible notes issued on May 1, 2008 as further described in Note 7 below.
          The Company has recorded a preliminary purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The allocation of the purchase price is subject to adjustment based upon the completion of a third party appraisal. Such allocation is as follows:

Assets
Cash	$694
Inventory	10,790
Other current assets	44
Property and equipment	29,465
Covenants not-to-compete	1,400
Other Intangibles	7,820
Goodwill	31,890

Net assets acquired	$82,103

     The $31,890 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other intangibles acquired in the transaction include supplier relationships which will be amortized on a straight-line basis over a 20-year life and non-compete covenants which will be amortized on a straight-line basis over a 30 month period.
     The unaudited pro forma financial information presented below gives effect to the acquisition of Pittsburgh as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Pittsburgh had taken place at the beginning of each of the periods presented.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	$315,059	$101,930	$521,231	$177,860
Net Income	$12,864	$4,646	$22,702	$9,654
Earnings Per Share
Basic	$0.36	$0.18	$0.66	$0.37
Diluted	$0.31	$0.17	$0.58	$0.36
          Business acquisition (scrap metal recycling segment): On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”) closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The results of operations acquired are included in the consolidated financial statements from the acquisition date forward. The acquisition expands the Company’s platform and presence in the recycling of Platinum Group Metals contained in catalytic converters. The aggregate purchase price, including a payment for inventory in excess of a predetermined amount, was approximately $33,161 comprised of cash in the amount of $25,301, a $3,860 note payable to the seller and 500,000 shares of Metalico redeemable common stock totaling $4,000, representing fair market value at the date of the acquisition. American CatCon will also make an annual payment to ACC Texas for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. At June 30, 2008, the Company recorded a liability of $2,063 for an expected annual payment. If such payments are made, they will increase the total purchase price and be recorded as an increase to goodwill. The acquisition was financed with a $17,150 term loan maturing in six years, a $3,860 note payable to the seller in 24 monthly installments with interest at 7%, with the balance of the purchase price paid with borrowings under the Company’s existing credit facility. In connection with the acquisition, the Company entered into a 5 year lease for the facilities located in Buda, Texas. The lease requires monthly rent of approximately $30 per month or $1,800 over the five year term. The operating results of ACC are included in the Company’s scrap metal recycling segment from the date of acquisition.
          On May 15, 2008, American CatCon acquired the real property in Gulfport, Mississippi used in its operations for $255. The purchase price was paid with borrowings under the Company’s existing credit facility.
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

	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	$97,326	$479,843	$179,639
Net Income	$4,666	$14,784	$8,693
Earnings Per Share
Basic	$0.17	$0.43	$0.32
Diluted	$0.17	$0.42	$0.32
     Business acquisition (scrap metal recycling segment): On July 10, 2007, the Company acquired 82.5% of the outstanding capital stock of Totalcat Group, Inc. (“Totalcat”), a recycler and manufacturer of catalytic devices headquartered in Newark, New Jersey. Both Metalico, Inc. (“Metalico”) and the selling stockholders of Totalcat have rights to require the sale of the remaining Totalcat stock to Metalico at a future date at a price determined in accordance with a formula set forth in the governing stock purchase agreement. The Company has recorded a liability of $5,734 representing the net present value of the maximum anticipated purchase price of the remaining 17.5%. The present value discount is being accreted from the acquisition date through the future purchase date. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price for the capital stock acquisition was approximately $30,000, plus a $1,488 payment for net working capital in excess of a predetermined amount. The Company also entered into a $1,500 non-compete agreement with one of the previous owners. The acquisition was financed with an $18,000 term loan maturing in six years with the $13,488 balance of the purchase price paid with borrowings from the Company’s existing credit facility. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation is as follows:

Assets
Cash	$281
Accounts receivable	3,405
Inventory	3,637
Other current assets	1,002
Property and equipment	859
Other assets	10
Covenants not-to-compete	1,730
Other intangibles	13,719
Goodwill	27,092
Liabilities Assumed
Accounts payable and accrued expenses	(2,435)
Short term debt and notes payable	(2,968)
Present value of put option for remaining 17.5%	(5,734)
Deferred tax liabilities	(5,867)
Other liabilities	(1,743)

Net assets acquired	$32,988

     The $27,092 of goodwill, not deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other amortizable intangible assets acquired in the transaction include $3,940 for supplier relationships which are being amortized on a straight-line basis over a 13-year period; $480 for customer relationships which are being amortized on a straight-line basis over a 13-year period; $230 of value in excess of the price paid for a non-compete covenant amortizable on a straight-line basis over a 4 year period commencing with the termination of the employment of one of the previous owners; $9,290 for trademarks and trade names which have an indefinite life and $9 for patents which will be amortized over the statutory life.
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

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Revenues	$78,850	$139,061
Net Income	$2,806	$5,314
Earnings Per Share
Basic	$0.11	$0.20
Diluted	$0.10	$0.20

     Business acquisition (scrap metal recycling segment): On July 3, 2007, the Company’s Metalico Akron, Inc. and Metalico Akron Realty, Inc. subsidiaries acquired substantially all of the operating assets of Annaco, Inc. (“Annaco”) and interests in the real property used by Annaco in its business. The results of operations acquired have been included in the consolidated financial statements since that date. The aggregate purchase price was approximately $33,510, including a payment for inventory in excess of a predetermined amount that was subject to post-closing adjustment and an allocation for the real estate interests. The Company is also obligated make an annual payment to Annaco for the fiscal years 2007, 2008, and 2009 (any payment for 2007 to be prorated) if the acquired assets perform over a predetermined income level during such periods. If such payments are made, it will increase the total purchase price and be recorded as an increase to goodwill. The acquisition was financed with a $32,000 term loan maturing in six years with the balance of the purchase price paid with borrowings under the Company’s existing credit facility. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation is as follows:

Assets
Inventory	$3,360
Other current assets	109
Property and equipment	7,000
Other intangibles	13,600
Covenants not-to-compete	55
Goodwill	9,961
Liabilities Assumed
Accounts payable and accrued expenses	(575)

Net assets acquired	$33,510

     The $9,961 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other amortizable intangible assets acquired in the transaction include $13,600 for supplier relationships which are being amortized on a straight-line basis over a 20-year period.
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

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Revenues	$82,124	$149,492
Net Income	$3,728	$6,536
Earnings Per Share
Basic	$0.14	$0.25
Diluted	$0.14	$0.24
     Business acquisition (scrap metal recycling segment): On May 31, 2007, the Company acquired 100% of the outstanding capital stock of Tranzact, Inc. (“Tranzact”), a recycler of molybdenum, tantalum and tungsten scrap metals located in Quarryville, Pennsylvania. This acquisition represented a strategic expansion into these specialized metals markets. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price was approximately $10,162, including cash in the amount of $9,538 and a note payable to the seller of $624. The cash portion of the acquisition was financed by debt from borrowings under the Company’s loan agreement with its primary lender. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation is as follows:

Assets
Cash	$362
Accounts receivable	3,818
Inventory	4,846
Property and equipment	70
Other assets	7
Covenants not-to-compete	375
Other intangibles	3,600
Goodwill	3,846
Liabilities Assumed
Debt	(2,079)
Accounts payable and accrued expenses	(3,341)
Deferred tax liabilities	(1,342)

Net assets acquired	$10,162

          The $3,846 of goodwill, not deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other amortizable intangible assets acquired in the transaction include $3,600 for supplier relationships which are being amortized on a straight-line basis over a 10-year period.
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

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Revenues	$71,871	$130,928
Net Income	$4,087	$7,636
Earnings Per Share
Basic	$0.15	$0.29
Diluted	$0.15	$0.29
Note 3 -Major Customer
Revenues for the three and six months ended June 30, 2008, includes revenue from net sales to the following customer (which accounted for 10% or more of the total revenue of the Company in any of those periods), together with the trade receivables due from such customer as of June 30, 2008 and December 31, 2007. This customer was not a customer for the three and six month periods ending June 30, 2007:

	Net sales to Customer as a percentage of Total Revenues
	Three Months	Three Months	Six Months	Six Months	Trade Receivable Balance as of
	Ended	Ended	Ended	Ended	June 30,	December 31,
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	2008	2007
Customer A	32%	—	33%	—	$16,539	$5,550
Note 4 — Inventories
     Inventories as of June 30, 2008 and December 31, 2007, were as follows:

	June 30,	December 31,
	2008	2007
Raw materials	$11,829	$13,226
Finished goods	12,274	12,704
Work-in-process	3,012	7,216
Ferrous scrap metal	15,334	5,427
Non-ferrous scrap metal	46,244	10,975

	$88,693	$49,548

Note 5 — Accrued Expenses and Other Liabilities
          Accrued expenses and other liabilities as of June 30, 2008 and December 31, 2007, consisted of the following:

	June 30, 2008			December 31, 2007
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental remediation costs	$1,040	$1,014	$2,054	$2,933	$714	$3,647
Payroll and employee benefits	6,581	—	6,581	2,699	—	2,699
Interest and bank fees	2,431	—	2,431	971	—	971
Obligations under put options	—	6,223	6,223	—	5,973	5,973
Obligations under seller earnout agreements	4,388	—	4,388	—	—	—
Other	3,119	—	3,119	1,802	21	1,823

	$17,559	$7,237	$24,796	$8,405	$6,708	$15,113

Note 6 — Stock Options and Stock Based Compensation
          The total stock-based compensation expense was $333 and $108 for the three months ended June 30, 2008 and 2007 respectively and $666 and $217 for the six months ended June 30, 2008 and 2007 respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. During the six months ended June 30, 2008, the Company granted newly hired management employees 17,500 options to purchase the Company’s common stock at an average exercise price of $10.92 per share with an average fair value of $5.39 per option. During the six months ended June 30, 2007, the Company granted to a director 15,000 options to purchase the Company’s common stock at $6.53 per share with a fair value of $3.43 per option. During the six months ended June 30, 2008, a total of 93,823 options with a weighted average exercise price of $3.69 were exercised with a total intrinsic value of $830. During the six months ended June 30, 2007 a total of 99,868 options with a weighted average exercise price of $2.37 were exercised with a total intrinsic value of $413.
          During the six months ended June 30, 2008, the Company granted 163,500 shares of restricted common stock to Company officers and employees at an average price of $10.21 per share. The shares will vest quarterly over a three year period. As of June 30, 2008, there was $1,430 of total unrecognized stock-based compensation expense related to the unvested restricted stock granted in 2008.
Note 7— Short and Long-Term Debt
          On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provides for the sale of $100,000 of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of the Company’s common stock (“Note Shares”). The initial conversion price of the Notes is $14.00 per share. The Notes will bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes under certain circumstances, and (iii) an optional redemption right exercisable by the Company beginning on the third anniversary of the date of issuance of the Notes and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon. The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make whole provisions upon a change of control, (iii) “weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversary of the date of issuance of the Notes whereby the Note Purchasers would receive the present value (using a 3.5% discount rate) of the interest they would have earned should their Notes so converted had been outstanding from such forced conversion date through the sixth anniversary of the date of issuance of the Notes, and (v) a debt incurrence covenant which would limit the ability of the Corporation to incur debt, under certain circumstances. The transactions contemplated by the Securities Purchase Agreement closed May 1, 2008. The Company received stockholder approval for the right to issue more than 20% of the Company’s outstanding common stock pursuant to the terms of the Notes at its annual meeting of stockholders on June 24, 2008 in accordance with certain rules of the American Stock Exchange.

               In connection with the convertible note issuance described above, the Note Purchasers also received a total of 250,000 warrants (“Put Warrants”) for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. In the event of a change of control, at the request of the holder delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the Put Warrant from the holder by paying the holder, within five (5) business days of such request (or, if later, on the effective dated of the change of control, cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control.
          In connection with the Securities Purchase Agreement, the Company and the Note Purchasers entered into a Registration Rights Agreement, dated as of April 23, 2008, pursuant to which the Company filed a registration statement (the “Registration Statement”) on May 23, 2008 to register the resale of the Note Shares and the shares underlying the Put Warrants together with the shares issued in the Company’s private placement of equity of April 9, 2008 described in Note 7 below (the “Equity Placement”) and the shares underlying the warrants issued in the Equity Placement. The Registration Statement was declared effective by the SEC on July 17, 2008.
          On March 24, 2008, the Company entered into the Third Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement dated as of July 3, 2007 (the “Loan Agreement”) among the Company and several of its subsidiaries (the “Borrowers”) and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the institutional lenders party thereto (the “Lenders”). The Amendment provides for an increase in the maximum amount available under the Loan Agreement to $100,000, including $78,000 under the revolving credit facility. The Amendment also resets the Company’s minimum “EBITDA” and maximum capital expenditure covenants. The remaining material terms of the Loan Agreement remain unchanged by the Amendment.
          On January 25, 2008, the Company entered into an amendment to the Financing Agreement with Ableco Finance, LLC (“Ableco”) as administrative agent and collateral agent, and the institutional lenders party thereto providing for an additional term loan in the amount of $17,150, maturing in six years. Obligations under the agreement are guaranteed by all of the Company’s subsidiaries. The loan bears interest at (a) (i) the greater of 7.5% per annum or the Reference Rate (a rate determined by reference to the prime rate) plus (ii) 3.5% or (b) at the Company’s election, the greater of 4.5% per annum or the current LIBOR rate plus 6.5% (effectively 11.00% at March 31, 2008). Pursuant to the Financing Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc.
Note 8 — Stockholders’ Equity
          On June 24, 2008, shareholders approved an amendment to the Company’s Certificate of Incorporation (a) to eliminate references to a prior series of preferred stock, all of which has been converted to common, (b) to permit the issuance of up to 10,000,000 shares of preferred stock, all of which will be designated as “blank check” preferred stock, (c) to increase the total number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, and (d) to restate and integrate into a single instrument all of the provisions of the Company’s Certificate of Incorporation as so amended.
          On March 27, 2008, the Company executed definitive purchase agreements with institutional investors providing for the issuance of 2,923,077 shares of its common stock at $9.75 per share in a private placement for total gross proceeds of $28,500 and net proceeds of approximately $26,930 after deducting $1,570 in placement and legal fees. Investors in the private placement also received warrants to purchase 1,169,231 shares of the Company’s common stock at an exercise price of $12.65 per share (subject to adjustment) with a term of six years. In the event of a change of control, at the request of the holder delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the Put Warrant from the holder by paying the holder, within five (5) business days of such request (or, if later, on the effective dated of the change of control, cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control.
          The Company used the net proceeds from the offering to reduce debt and for general corporate purposes. On May 23, 2008 the Company filed a registration statement with the SEC covering the shares sold in the offering. The registration statement was declared effective by the SEC on July 17, 2008.

          A reconciliation of the activity in Stockholders’ Equity accounts for the six months ended June 30, 2008, is as follows:

				Other	Total
	Common	Additional	Retained	Comprehensive	Stockholders’
	Stock	Paid in Capital	Earnings	Loss	Equity

Balance December 31, 2007	$32	$98,188	$26,133	$(336)	$124,017
Net Income	—	—	14,180	—	14,180
Sale of 2,923,077 shares of common stock and related warrants net of offering costs	3	21,504	—	—	21,507
Issuance of 622,222 shares of common stock for acquisitions	1	8,306	—	—	8,307
Issuance of 500,000 shares of redeemable common stock for acquisitions	1	(1)	—	—	—
Issuance of 93,823 shares of common stock in exchange for options exercised	—	346	—	—	346
Issuance of 163,500 shares of restricted common stock	—	—	—	—	—
Stock based compensation expense	—	800	—	—	800
Gain on sale of subsidiary stock		501	—	—	501
Unrealized loss on interest rate swap	—	—	—	(57)	(57)

Balance June 30, 2008	$36	$129,644	$40,313	$(393)	$169,600

          Comprehensive income for the six months ended June 30, 2008 was $14,123, representing net income of $14,180, less the change in loss on interest rate swap.
Note 9 — Put Warrants
               The 250,000 Put Warrants issued in connection with the $100,000 of Senior Unsecured Convertible Notes as described in Note 7 and the 1,169,231 Put Warrants issued in connection with the issuance of common stock described in Note 8 are within the scope of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 requires issuers to classify as liabilities (or assets under certain circumstances) free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets.
          The estimated fair value of the Put Warrants related to the convertible note offering was $1,652 on the date of issuance and was recorded as an adjustment to the carrying value of the convertible notes. At June 30, 2008, the estimated fair value of the warrants was $2,609 and is presented as a long term liability in the accompanying balance sheet as of that date. The increase in the fair market value from the issue date to June 30, 2008 required the Company to record an increase in the value of the Put Warrant liability of $957 to other expense for three and six month periods ending June 30, 2008, in accordance with SFAS 150. At each balance sheet date, any change in the calculated fair market value of the warrant obligation must be recorded as additional expense or other income.
          The estimated fair value of the Put Warrants related to the common stock offering was $5,424 on the date of issuance and was recorded as a reduction of additional paid in capital. At June 30, 2008, the estimated fair value of the warrants was $12,265 and is presented as a long term liability in the accompanying balance sheet as of that date. The increase in the fair market value from the issue date to June 30, 2008 required the Company to record an increase in the value of the Put Warrant liability of $6,841 to other expense for three and six month periods ending June 30, 2008, in accordance with SFAS 150. At each balance sheet date, any change in the calculated fair market value of the warrant obligation must be recorded as additional expense or other income.
          The recorded liabilities would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.

Note 10 — Earnings Per Share
          Basic earnings per share (“EPS”) is computed by dividing income from continuing operations, by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible notes. The following is a reconciliation of the numerators and denominators used in computing EPS:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	$8,496	35,810,875	$0.24	$3,684	26,491,063	$0.14

Effect of Dilutive Securities
Common stock warrants	9	230,072		—	166,552
Options and rights	—	542,048		—	238,719
Convertible notes	735	4,474,097		—	—

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$9,240	41,057,092	$0.23	$3,684	26,896,334	$0.14

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	$14,970	34,075,172	$0.44	$6,852	26,312,400	$0.26

Effect of Dilutive Securities
Common stock warrants	—	89,799		—	180,286
Options and rights	—	450,578		—	271,653
Convertible notes	735	2,237,049		—	—

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$15,705	36,852,598	$0.43	$6,852	26,764,339	$0.26

Note 11 — Commitments and Contingencies
Environmental RemediationMatters
          In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“GCR”), received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, the EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and the EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. The remediation of the Jernigan Site has been substantially completed. The consulting firm retained by GCR to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $3,326. Based on this estimate the Company estimates its remaining unpaid liability for the remediation to be $912 at June 30 2008. GCR’s liability for remediation costs has been reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $250. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.
          GCR is a party to four other consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.
          Pursuant to the sale of substantially all of the assets of GCR in May of 2006, the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying June 30, 2008 and December 31, 2007, balance sheets include approximately $1,208 and $3,114, respectively, applicable to GCR’s various outstanding remediation issues. Of the $1,208 accrued as of June 30, 2008, $958 is reported as a current liability and consists primarily of the remaining estimated clean-up of the Jernigan Site discussed above. The remaining $250 is reported in long term liabilities and represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.
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
Beacon Energy Corp. Investment; Termination of Repurchase Obligation
     The Company has invested $5.0 million in Beacon Energy Corp. (“Beacon Energy”) pursuant to (i) an Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006, as amended August 22, 2007 (as so amended, the “Series A Agreement”), (ii) a Series B Stock Subscription Agreement and Stockholder Agreement dated as of August 22, 2007 (the “Series B Agreement”), and (iii) a Subscription and Investment Agreement dated as of May 15, 2008 (the “Series C Agreement”). Under the terms of the Series A Agreement and the Series B Agreement, third-party purchasers of Beacon Energy stock party to those agreements were granted a right to sell their respective holdings in Beacon Energy to the Company unless, among other alternatives, Beacon Energy completed a listing arrangement through a reverse merger with a public shell by the required July 31, 2008 date. The repurchase obligation was terminated on June 30, 2008, when Beacon Energy consummated a reverse merger to become a subsidiary of Beacon Energy Holdings, Inc. (“Beacon Holdings”), a public shell, and all stockholders of Beacon Energy exchanged their interests in Beacon Energy for stock of Beacon Holdings. As of June 30, 2008, the Company owned 36.6% of the outstanding stock of Beacon Holdings and, as a result, is no longer presenting the Company’s investment in Beacon Holdings as a consolidated entity in the accompanying balance sheet as of June 30, 2008. The condensed consolidated statement of income for the six month period ending June 30, 2008 includes Beacon as a consolidated entity through June 30, 2008, the date of deconsolidation. Reference should be made to Note 1 for information regarding the new accounting treatment for our investment in Beacon Holdings.
Capital Expenditures Commitment -
Mayco Industries, Inc. — Rolling Mill Project
     Mayco Industries, Inc., the Company’s lead fabricating subsidiary in Birmingham Alabama, has contracted to construct a rolling mill for use in its Birmingham production facility. Total anticipated cost to complete is $6.5 million. Through June 30, 2008, the Company has expended $5.3 million on the project which is included property and equipment. The mill is expected to be complete and operational in the third quarter of 2008. The mill will modernize the Company’s lead rolling process, resulting in increased production capacity and reduced labor costs.
Pending Litigation
     On July 12, 2006, Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (“NIMCO”) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the “NIMCO Asset Purchase Agreement”). Under the terms of the NIMCO Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. An amended complaint was filed January 8, 2007. A second amended complaint was filed in April 2007 specifying damages and a third amended complaint was filed in March of 2008 deleting the claim for specific performance. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment.

Note 12 — Segment Reporting
          The Company had two operating segments for the three and six months ended June 30, 2008 and 2007. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes operations from the Smithfield biodiesel processing facility acquired by Beacon Energy in May 2008 and the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and our investment in Beacon Holdings. Listed below is financial data as of or for the three and six months ended June 30, 2008 and 2007, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated
	Three months ended June 30, 2008
Revenues from external customers	$265,289	$24,648	$5,125	$295,062
Operating income (loss)	31,514	1,518	(2,960)	30,072
	Three months ended June 30, 2007
Revenues from external customers	$42,914	$23,851	$—	$66,765
Operating income (loss)	4,471	3,471	(1,721)	6,221
	Six months ended June 30, 2008
Revenues from external customers	$408,778	$51,707	$5,125	$465,610
Operating income (loss)	47,843	(749)	(3,903)	43,191
Total assets	402,218	59,326	19,847	481,391
	Six months ended June 30, 2007
Revenues from external customers	$76,052	$42,465	$—	$118,517
Operating income (loss)	8,486	6,116	(3,187)	11,415
Total assets	89,309	48,102	22,914	160,325
Note 13 — Income Taxes
          As described in Note 9, the Company recorded a charge to other expense of $7,798 for the increase in the fair value of Put Warrants for the three and six month period ending June 30, 2008. This expense charge, not deductible for income tax purposes, resulted in a higher effective rate than previously reported periods.
Note 14 —Investment in Beacon Energy
          On May 12, 2008, Beacon Energy Corp. completed the purchase of certain of the operating assets of Smithfield BioEnergy LLC, an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $10,800 in cash pursuant to an Asset Purchase Agreement with Smithfield BioEnergy LLC (“Smithfield”). During May 2008 and June 2008, Beacon Energy completed a series of private placements of 107,642 shares of common stock that resulted in proceeds of $3,875. In addition, in May 2008, Beacon Energy sold $1,700 of convertible promissory notes.
          On June 30, 2008, Beacon Holdings entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among Beacon Energy Holdings, Inc., Beacon Energy Corp., and Beacon Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of Beacon Energy Holdings, Inc. (“Acquisition Sub”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Beacon Energy, and Beacon Energy, as the surviving corporation, became a wholly owned subsidiary of Holdings.
          On July 2, 2008, Laurence Associates Consulting, Inc., a Nevada corporation (“Laurence”), was merged with and into Beacon Energy Holdings, Inc., a Delaware corporation (“Holdings”), for the purpose of changing its state of incorporation to Delaware from Nevada and changing its name, all pursuant to a Certificate of Ownership and Merger dated June 26, 2008 and approved by stockholders on June 26, 2008. Under the terms of the Certificate of Ownership and Merger, each share of Laurence was exchanged for 1.67 shares of Holdings.

          As a result of the above transactions, as of June 30, 2008, the Company held a 36.6% interest in Beacon Energy and the subsequently merged entity which, when combined with the holding officers of the Company, no longer represented a controlling financial interest in Beacon. The operations of Beacon Energy through June 30, 2008 were consolidated into the operating results of the Company with an elimination of the minority interests share.
Note 15 — Fair Value Disclosure
          Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
          Basis of Fair Value Measurement:
•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted instruments.

•	Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar instruments, or other inputs that are observable, either directly or indirectly, for substantially the full term of the instrument.

•	Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
          The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2008:

Liabilities:	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$14,874	$14,874
Interest rate swaps	—	$239	—	$239

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
General
          We operate in twenty-five locations primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”) and (ii) product manufacturing, fabricating, and refining of lead and other metals (“Lead Fabrication and Recycling”). The Scrap Metal Recycling segment includes twenty scrap metal recycling facilities located in New York, New Jersey, Ohio, Pennsylvania, Texas, Mississippi, and West Virginia, and an aluminum de-ox plant located in Syracuse, New York.
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
Accounts Receivable and Allowance for Uncollectible Accounts Receivable
          Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $2,396,000 and $706,000 at June 30, 2008 and December 31, 2007, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
          The loss of any significant customer could adversely affect our results of operations or financial condition. While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or any weakness in the steel, metals, or construction industry could adversely impact our future earnings.
Vendor Advances
          Vendor advances consist principally of unsecured advances to suppliers for purchase of catalytic converters for recycling. These advances are necessary in order to maintain the supply line of catalytic converters. An allowance of $2,200 for uncollectible advances has been recorded in the consolidated financial statements as of June 30, 2008
Inventory
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
          The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication segment:

	Revenues
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007			June 30, 2008			June 30, 2007
	($, pounds and tons in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling

Ferrous metals (tons)	148.0	$82,144	27.8	52.0	$12,825	19.2	233.1	$114,138	24.5	98.4	$24,483	20.7

Non-ferrous metals (lbs.)	38,797	183,145	62.1	20,108	30,089	45.1	73,648	294,640	63.3	36,256	51,569	43.5

Total Scrap Metal Recycling		265,289	89.9		42,914	64.3		408,778	87.8		76,052	64.2

Lead Fabrication (lbs.)	14,265	24,648	8.4	18,412	23,851	35.7	29,484	51,707	11.1	33,535	42,465	35.8

Other		5,125	1.7		—	—		5,125	1.1		—	—

Total Revenue		$295.062	100.0		$66,765	100.0		$465,610	100.0		$118,517	100.0

          The following table sets forth information regarding average Metalico selling prices for the past seven quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average
	Ferrous	Non-Ferrous	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb.
June 30, 2008	$555	$4.72	$1.73
March 31, 2008	$379	$3.54	$1.78
December 31, 2007	$278	$2.23	$1.98
September 30, 2007	$278	$1.95	$1.67
June 30, 2007	$246	$1.50	$1.30
March 31, 2007	$252	$1.33	$1.23
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
          Consolidated net sales increased by $228.3 million, or 342%, to $295.1 million for the three months ended June 30, 2008 compared to consolidated net sales of $66.8 million for the three months ended June 30, 2007. Acquisitions during the quarter ending June 30, 2008 added $211.6 million to consolidated net sales. Excluding acquisitions, the Company reported a $16.7 million increase in consolidated net sales due to increases in average metal selling prices representing $18.5 million offset by lower selling volumes amounting to $1.8 million.
Scrap Metal Recycling
Ferrous Revenues
          Ferrous revenues increased by $69.3 million, or 541%, to $82.1 million for the three months ended June 30, 2008, compared to $12.8 million for the three months ended June 30, 2007. Acquisitions added $56.1 million to ferrous revenues. Excluding acquisitions, ferrous revenues increased by $13.2 million. This increase was attributable to 2,300 tons of additional volume sold, or 4.4% amounting to $536,000 and an increase in average selling prices totaling $12.7 million. The average selling price for ferrous products was approximately $555 per ton for the three months ended June 30, 2008 compared to $246 per ton for the three months ended June 30, 2007.
Non-Ferrous Revenues
          Non-ferrous revenues increased by $153.0 million, or 508%, to $183.1 million for the three months ended June 30, 2008, compared to $30.1 million for the three months ended June 30, 2007. Acquisitions added $150.4 million to non-ferrous revenues. Excluding acquisitions, non-ferrous revenues increased by $2.6 million. The increase in revenues resulted from $2.9 of additional volume sold but were offset by lower average selling prices totaling $279,000. Including acquisitions, the average selling price for non-ferrous products was approximately $4.72 per pound for the three months ended June 30, 2008 compared to $1.50 per pound for the three months ended June 30, 2007, an increase of approximately 215%. The increase in higher average selling prices is primarily attributable to the addition of higher value scrap material sold by the acquired companies which averaged $48.07 per pound on 2.9 million pounds. These higher priced materials include the noble metals group, comprised of molybdenum, tungsten and tantalum and the platinum group metals comprised of platinum, palladium and rhodium derived from the recycling of catalytic converters. Sales volumes totaled 38.8 million pounds for the three months ended June 30, 2008, including 17.1 million pounds sold by new acquisitions, compared to 20.1 million pounds for the three months ended June 30, 2007.
Lead Fabrication
          Lead fabrication revenues increased by $797,000, or 3.3%, to $24.6 million for the three months ended June 30, 2008 compared to $23.9 million for the three months ended June 30, 2007. The increase was attributable to an increase in average selling prices of approximately $6.1 million offset by a $5.3 million reduction in volume sold amounting to 4.1 million pounds, or 22.5%. The average selling price for finished lead products was approximately $1.73 per pound for the three months ended June 30, 2008 compared to $1.30 per pound for the three months ended June 30, 2007.

Operating Expenses
          Operating expenses increased by $194.7 million, or 349%, to $249.7 million for the three months ended June 30, 2008 compared to $55.0 million for the three months ended June 30, 2007. Acquisitions added $182.1 million to the increase in operating expenses. Excluding acquisitions, the remaining $12.6 million increase in operating expenses was due to a $11.0 million increase in the cost of purchased metals and a $1.6 million increase in other operating expenses. These operating expense changes include increases in the following costs: wages and benefits of $413,000, vehicle maintenance of $478,000, energy costs of $374,000, production and fabricating supplies of $260,000 and other operating expenses of $75,000.
Selling, General, and Administrative
          Selling, general, and administrative expenses increased $7.6 million to $11.8 million, or 4.0% of revenues, for the three months ended June 30, 2008, compared to $4.2 million, or 6.3% of revenues, for the three months ended June 30, 2007. Acquisitions added $3.7 million to selling, general, and administrative expenses. Excluding acquisitions, selling, general and administrative expenses increased $3.9 million with increase in wages and benefits of $2.7 million, professional and consulting expenses of $490,000 and other selling general and administrative expenses totaling $710,000.
Depreciation and Amortization
          Depreciation and amortization expenses increased by $2.1 million to $3.5 million, or 1.2% of revenues, for the three months ended June 30, 2008 compared to $1.4 million, or 2.1% of revenues for the three months ended June 30, 2007. Acquisitions added $1.7 million to depreciation and amortization expense. Excluding acquisitions, the increase in depreciation expense is due to additions to property and equipment made in the preceding twelve months.
          During the second quarter of 2008, the Company incurred a $400,000 loss on the disposition of property and equipment compared to a loss of $206,000 for the disposition of equipment for the quarter ending June 30, 3007.
Operating Income
          Operating income for the three months ended June 30, 2008 increased by $23.9 million or 3858% to $30.1 million compared to $6.2 million for three months ended June 30, 2007. Acquisitions added $24.1 million in operating income for the three months ended June 30, 3008. Excluding acquisitions, operating income decreased by $243,000 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
          Other expense for the three months ending June 30, 2008, includes $7.8 million to adjust the put warrant liability to fair value in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The warrants were issued in connection with common stock offering in April 2008 and the $100 million convertible note offering in May 2008. These warrants were not outstanding in the three months ending June 30, 2007.
          Interest expense was $4.2 million or 1.4% of sales for the three months ended June 30, 2008 compared to $685,000 or 1.0% of sales for the three months ended June 30, 2007.
          Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 5.47% on an average daily balance of $44.8 million for the three-month period ending June 30, 2008 as compared to 9.73% on an average balance of $22.0 million for the three-month period ending June 30, 2007.
          Term notes payable under the Financing Agreement with Ableco Finance, LLC, bear interest at the lenders base rate plus a margin with a minimum of 11%. The average interest rate on this credit facility was 11.00% on an average outstanding daily balance of $67.2 million for the three month period ending June 30, 2008. There were no term notes outstanding for the three month period ending June 30, 2007.
          Convertible notes payable of $100 million bear interest at 7% per year and were outstanding for approximately 2 months of the three months ending June 30, 2008. Interest on these notes was not incurred in the three months ended June 30, 2007.

Income Taxes
          For the three months ended June 30, 2008, the Company recognized income tax expense of $9.9 million, resulting in an effective income tax rate of approximately 54%. The increase in our effective tax rate is the result of the fair value adjustment to the put warrants which is not deductible for income tax purposes. For the three months ended June 30, 2007, the Company recognized income tax expense of $2.1 million, resulting in an effective income tax rate of approximately 37%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Discontinued Operations
          On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary, until then a secondary lead smelting operation based in Tampa, Florida. The three months ended June, 2008 and 2007 include $564,000 ($355,000 net of income taxes) and $5,000 ($3,000 net of income taxes) respectively for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
               The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant amounting to $47,000 ($30,000 net of income taxes) for the three months ending June 30, 2008 compared to a gain of $104,000 ($65,000 net of income taxes) for the three months ending June 30 2007. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
          Consolidated net revenues increased by $347.1 million, or 293%, to $465.6 million for the six months ended June 30, 2008 compared to consolidated net revenues of $118.5 million for the six months ended June 30, 2007. Acquisitions added $308.4 million to consolidated net revenues. Excluding acquisitions, the Company reported a $38.7 million increase in consolidated net revenues due to increases in average metal selling prices representing $28.5 million and higher average selling volumes amounting to $10.2 million.
Scrap Metal Recycling
Ferrous Revenues
          Ferrous revenues increased by $89.6 million, or 366%, to $114.1 million for the six months ended June 30, 2008, compared to $24.5 million for the six months ended June 30, 2007. Acquisitions during the six months ending June 30, 2008 added $72.8 to ferrous revenues. Excluding acquisitions, the remaining $16.8 million increase in ferrous revenues was attributable to higher average selling prices amounting to $15.5 million and higher selling volumes totaling $1.3 million. The average selling price for ferrous products was approximately $490 per ton for the six months ended June 30, 2008 compared to $249 per ton for the six months ended June 30, 2007.
Non-Ferrous Revenues
          Non-ferrous revenues increased by $243.0 million, or 471%, to $294.6 million for the six months ended June 30, 2008, compared to $51.6 million for the six months ended June 30, 2007. Acquisitions during the six months ending June 30, 2008 added $230.4 million to non-ferrous revenues. Excluding acquisitions, non-ferrous revenues increased $12.6 million due to higher selling volumes amounting to $13.9 million but were offset by lower average selling prices totaling $1.3 million. The average selling price for non-ferrous products was $4.00 per pound for the six months ended June 30, 2008 compared to $1.42 per pound for the six months ended June 30, 2007. The increase in higher average selling prices is primarily attributable to the addition of higher value scrap material sold by the acquired companies which averaged $45.36 per pound on 4.7 million pounds. These higher priced materials include the noble metals group, comprised of molybdenum, tungsten and tantalum and the platinum group metals comprised of platinum, palladium and rhodium derived from the recycling of catalytic converters.
Lead Fabrication
          Lead fabrication revenues increased by $9.2 million, or 21.6%, to $51.7 million for the six months ended June 30, 2008 compared to $42.5 million for the six months ended June 30, 2007. The increase was attributable to higher average selling prices amounting to $14.3 million offset by a $5.1 million reduction in volume sold amounting to 4.1 million pounds, or 12.1%. The average selling price for finished lead products was approximately $1.75 per pound for the six months ended June 30, 2008 compared to $1.27 per pound for the six months ended June 30, 2007.

Operating Expenses
          Operating expenses increased by $301.2 million, or 311%, to $397.9 million for the six months ended June 30, 2008 compared to $96.7 million for six months ended June 30, 2007. Acquisitions added $260.5 million to the increase in operating expenses. Excluding acquisitions, the remaining $40.7 million increase in operating expenses was due to a $36.7 million increase in the cost of purchased metals and a $4.0 million increase in other operating expenses. These operating expense changes include increases in the following costs: wages and benefits of $1.3 million, energy costs of $1.1 million, vehicle maintenance of $795,000, production and fabricating supplies of $513,000 and freight charges of $191,000 and $101,000 in other operating expenses.
Selling, General, and Administrative
          Selling, general, and administrative expenses increased $11.1 million to $19.0 million, or 4.1% of revenues, for the six months ended June 30, 2008, compared to $7.9 million, or 6.7% of revenues, for the six months ended June 30, 2007. Acquisitions added $5.4 million to selling, general, and administrative expenses. Excluding acquisitions, selling, general and administrative expenses increased $5.4 million with increases wages and benefits of $3.5 million, professional and consulting expenses of $1.1 million, $138,000 in travel costs and $662,000 in other selling, general and administrative costs.
Depreciation and Amortization
          Depreciation and amortization expense increased by $3.0 million to $5.5 million, or 1.2% of revenues, for the six months ended June 30, 2008 compared to $2.5 million or 2.1% of revenues for the six months ended June 30, 2007. Acquisitions added $2.4 million to depreciation and amortization expense. Excluding acquisitions the increase in depreciation expense is due to additions to depreciable property and equipment made in the preceding twelve months.
Operating Income
          Operating income for six months ended June 30, 2008 increased by $31.8 million or 275% to $43.2 million for the six months ended June 30, 2008 compared to $11.4 million for six months ended June 30, 2007. Acquisitions added $40.0 million in operating income for the six months ended June 30, 3008. Excluding acquisitions, operating income decreased by $8.2 million and is a result of the factors discussed above.
Financial and Other Income/(Expense)
          Other expense for the six months ending June 30, 2008, includes $7.8 million to adjust the put warrant liability to fair value in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The warrants were issued in connection with common stock offering in April 2008 and the $100 million convertible note offering in May 2008. These warrants were not outstanding in the six months ending June 30, 2007.
          Interest expense was $7.4 million or 1.6% of revenues for the six months ended June 30, 2008 compared to $1.1 million or 0.9% of revenues for the six months ended June 30, 2007.
          Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lender’s base rate plus a margin. The average interest rate on this credit facility was 5.69% on an average balance of $48.4 million for the six month period ending June 30, 2008 as compared to 9.67% on an average balance of $17.0 million for the six month period ending June 30, 2007.
          Term notes payable under the Financing Agreement with Ableco Finance, LLC, bear interest at the lenders base rate plus a margin with a minimum of 11%. The average interest rate on this credit facility was 11.00% on an average outstanding daily balance of $60.6 million for the six month period ending June 30, 2008. There were no term notes outstanding for the three month period ending June 30, 2007.
          Convertible notes payable of $100 million bear interest at 7% per year and were outstanding for approximately 2 months of the six months ending June 30, 2008. Interest on these notes was not incurred in the six months ended June 30, 2007.

Income Taxes
          For the six months ended June 30, 2008, the Company recognized income tax expense of $13.6 million, resulting in an effective income tax rate of approximately 48%. The increase in our effective tax rate is the result of the fair value adjustment to the put warrants which is not deductible for income tax purposes. For the six months ended June 30, 2007 the Company recognized income tax expense of $3.9 million, resulting in an effective income tax rate of approximately 37%. We expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Discontinued Operations
          On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary, until then a secondary lead smelting operation based in Tampa, Florida. The six months ended June, 2008 and 2007 include $880,000 ($554,000 net of income taxes) and $91,000 ($57,000 net of income taxes) respectively for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
               The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant amounting to $374,000 ($236,000 net of income taxes) for the three months ending June 30, 2008 compared to a gain of $94,000 ($59,000 net of income taxes) for the three months ending June 30 2007. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
          During the six months ended June 30, 2008, our operating activities used net cash of $37.6 million compared to net cash used of $5.0 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, operating cash was produced by net income of $14.2 million, non-cash items of depreciation and amortization of $5.7 million, a $7.8 million adjustment to the fair value of put warrants liability, $3.2 million for reserves for bad debts and vendor advances and other non-cash items of $1.7 million which were offset by a $70.0 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $50.8 million due to higher sales, a $24.6 million increase in inventory balances, an increase in vendor advances of $9.0 million, a decrease in prepaid items of $640,000 and a decrease in accounts payable, accrued expenses and income taxes payable of $13.8 million. For the six months ended June 30, 2007, operating cash was produced by net income of $6.9 million, non-cash items of depreciation and amortization of $2.3 million, and other non-cash items of $309,000 which were offset by a $13.7 million change in working capital components and deferred income taxes of $806,000. The changes in working capital components include an increase in accounts receivable of $9.2 million due to higher sales, a $1.7 million increase in inventory balances, an increase in prepaid items of $1.2 million and a decrease in accounts payable, accrued expenses and income taxes payable of $1.6 million
          We used $112.2 million in net cash for investing activities for the six months ended June 30, 2008 compared to using $17.1 in net cash for the six months ended June 30, 2007. During the six months ended June 30, 2008, we paid $107.0 million in cash to acquire businesses, $9.5 million to purchase equipment and capital improvements, incurred a $4.4 million change to other assets and invested $600,000 in biofuel related projects. These uses were offset by a $9.2 million reduction in restricted cash and we received $100,000 for the sale of equipment. During the six months ended June 30, 2007, we paid $10.6 million in cash to acquire businesses, $5.7 million for purchases of equipment and capital improvements, restricted an additional $4.0 million for investments in biofuel activities, purchased a 40% interest in a biofuel processing concern for $3.6 million through Beacon Energy Corp., which was at that time a subsidiary and incurred a $1.2 million in decrease to other assets.
          During the six months ended June 30, 2008, we generated $155.1 million in net cash from financing activities compared to generating $29.6 million of net cash during the six months ended June 30, 2007. For the six months ended June 30, 2008 we generated $129.9 million from new borrowings primarily the issuance of $100.0 million in 7% convertible notes, $28.5 million from the sale of common stock and $345,000 in proceeds from the exercise of common stock options. Our former Beacon Energy subsidiary received $3.9 million for the sale of their common stock and also received $1.7 million from the sale of convertible notes. Total debt repayments totaled $3.8 million and we paid $5.5 million in debt issue costs related to the $100.0 million convertible note offering. For the six months ended June 30, 2007 we generated $34.4 million from the sale of common stock. Total debt repayments totaled $11.3 million but were offset by new borrowings of $5.9 million primarily for the purchase of equipment and capital improvements. We also received $469 from the exercise of common stock warrants and options.

Future Capital Requirements
     On April 23, 2008, we entered into a Securities Purchase Agreement with accredited investors which provided for the sale of $100.0 million of Senior Unsecured Convertible Notes convertible into shares of the Company’s common stock. The Note Purchasers also received a total of 250,000 warrants for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The initial conversion price of the Notes is $14.00 per share. The Notes will bear interest at 7% per annum, payable in cash, and will mature in April 2028. We used $73.8 million of the net proceeds to acquire substantially all the assets, including real property, of the Snyder Group. We used the remaining $20.7 million, net of $5.5 million in debt issue costs, to retire existing debt and for general working capital needs.
On March 24, 2008, we entered into the Third Amendment the “Amendment”) to the Amended and Restated Loan and Security Agreement dated July 3, 2007, (the “Loan Agreement”) among the Company and several of its subsidiaries (the “Borrowers”) and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the institutional lenders party thereto (the “Lenders”). The Amendment provides for an increase in the maximum amount available under the Loan Agreement to $100.0 million, including $78.0 million under the revolving credit facility. The Amendment also resets the Company’s minimum “EBITDA” and maximum capital expenditure covenants. The remaining material terms of the Loan Agreement remain unchanged by the Amendment.
     On January 25, 2008, we entered into an amendment to the Financing Agreement with Ableco Finance, LLC (“Ableco”) as administrative agent and collateral agent, and the institutional lenders party thereto providing for an additional term loan in the amount of $17.2 million, maturing in six years. Obligations under the agreement are guaranteed by all of the Company’s subsidiaries. The loan bears interest at (a) (i) the greater of 7.5% per annum or the Reference Rate (a rate determined by reference to the prime rate) plus (ii) 3.5% or (b) at the Company’s election, the greater of 4.5% per annum or the current LIBOR rate plus 6.5% (effectively 11.00% at June 30, 2008). Pursuant to the Financing Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc.
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
Other Matters
     Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. For the year ended December 31, 2007, management’s assessment, and our independent registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2007 was effective for all of our companies acquired prior to January 1, 2007.
     We have started to document and analyze the systems of disclosure controls and procedures and internal control over financial reporting of certain of the companies we acquired in 2007 and 2008 and integrate them within our broader framework of controls. Although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements for our newly acquired companies, we may discover areas of our internal controls that need improvement, and our management may encounter problems or delays in completing the implementation and maintenance of any such improvements necessary to make a favorable assessment of our internal controls over financial reporting for these acquired companies. We may not be able to favorably assess the effectiveness of our internal controls over financial reporting when required to do so, or our independent auditors may be unable to provide an unqualified attestation report on our assessment. Therefore, certain of our 2007 and 2008 acquired companies may not be compliant.

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
   Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2008, $113.0 million of our outstanding debt consisted of variable rate borrowings: $45.8 million under our senior secured credit facility with Wells Fargo Foothill, Inc. and other lenders and $67.2 million pursuant to a Financing Agreement with Ableco Finance, LLC. Borrowings under these credit facilities bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We have entered into an interest rate swap contract which would mitigate our exposure to fluctuations in the interest rate on $20 million of the Wells Fargo Foothill portion of the indebtedness. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $930,000 per year, with a corresponding change in cash flows.
  Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our 2007 Annual Report filed with the Securities and Exchange Commission on Form 10-K. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 30, 2008 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     On July 3, 2007, the Company’s Metalico Akron, Inc. and Metalico Akron Realty, Inc. subsidiaries acquired substantially all of the operating assets of Annaco, Inc. (“Annaco”) and interests in the real property used by Annaco in its business. On July 10, 2007, we acquired 82.5% of the outstanding capital stock of Totalcat Group, Inc., a recycler and manufacturer of catalytic devices headquartered in Newark, New Jersey. On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC and American Cat Con, LLC. On May 1, 2008, the Company’s Metalico Pittsburgh, Inc. (formerly known as Metalico Neville, Inc.), Metalico Neville Realty, Inc. and Metalico Colliers Realty, Inc. subsidiaries closed a purchase of substantially all the assets, including real property, of the Snyder Group, a family-owned multi-yard fully integrated scrap metal recycling operation in Western Pennsylvania and West Virginia.
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
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ending June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 9, 2008, we completed a private placement of 2,923,077 shares of our common stock (the “Placement Shares”) at a purchase price of $9.75 per share to accredited investors. The Company received gross proceeds from the placement of $28,500,000 and net proceeds of approximately $27,009,000 after deducting $1,491,000 in placement and legal fees. Investors also received a total of 1,169,231 warrants (the “Placement Warrants”) for shares of the Company’s common stock at an exercise price of $12.65 per share with a term of six years. The Company intends to use the net proceeds from the offering to reduce debt, to fund potential acquisitions, and for general corporate purposes. In connection with the Securities Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement, dated as of March 27, 2008, pursuant to which the Company filed a Registration Statement to register the resale of the Placement Shares and the shares underlying the Placement Warrants on May 23, 2008. The Registration Statement was declared effective by the SEC on July 17, 2008.
     On May 1, 2008, the Company’s Metalico Pittsburgh, Inc. (formerly known as Metalico Neville, Inc.), Metalico Neville Realty, Inc. and Metalico Colliers Realty, Inc. subsidiaries (collectively “Pittsburgh”) closed a purchase of substantially all the assets, including real property, of the Snyder Group, a scrap metal recycling operation in Western Pennsylvania and West Virginia. As a component of the consideration for the purchase, we issued 622,222 shares of Metalico, Inc. common stock to the principals of the Snyder Group. The issued stock was valued at $8,307,000 representing fair market value at the date of the acquisition.
Item 4. Submission of Matters to a Vote of Security Holders.
(a) The Company held its Annual Meeting of Stockholders on June 24, 2008.

(b) The following matters were voted upon at the Annual Meeting of Stockholders:
     1. Stockholders voted on the election of nominees for the Board of Directors to serve for a term expiring at the 2009 Annual Meeting. Each individual named below was re-elected to the Board. The Inspector of Elections certified the following vote tabulations:

	FOR	WITHHELD	NON-VOTE
Carlos E. Agüero	25,568,784	4,533,855	0
Michael J. Drury	26,160,805	3,941,834	0
Earl B. Cornette	29,774,016	328,623	0
Walter H. Barandiaran	29,950,515	152,124	0
Bret R. Maxwell	29,767,387	335,252	0
Paul A. Garrett	29,946,618	156,021	0
     2. A proposal to amend and restate our Third Amended and Restated Certificate of Incorporation (a) to eliminate references to a prior series of preferred stock, all of which has been converted to common, (b) to permit the issuance of up to 10,000,000 shares of preferred stock, all of which will be designated as “blank check” preferred stock, (c) to increase the total number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, and (d) to restate and integrate into a single instrument all of the provisions of our Certificate of Incorporation as so amended, was approved by the stockholders. The Inspector of Elections certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTE
18,998,680	6,230,647	28,620	0
     3. A proposal to ratify the selection of McGladrey & Pullen, LLP, as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by the stockholders. The Inspector of Elections certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTE
29,831,779	216,300	54,560	0
     4. A proposal to approve the issuance of shares of our common stock upon the occurrence of certain events under the terms of our Senior Unsecured Convertible Notes issued in the Company’s private placement completed in May 2008 in accordance with the requirements of the American Stock Exchange was approved by the stockholders. The Inspector of Elections certified the following vote tabulations:

FOR	AGAINST	ABSTAIN	NON-VOTE
24,342,814	193,643	721,490	0
Item 6. Exhibits.
     The following exhibits are filed herewith:
10.3*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Carlos E. Agüero amended and restated as of June 24, 2008

10.4*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Michael J. Drury amended and restated as of June 24, 2008

10.5*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Arnold S. Graber amended and restated as of June 24, 2008

10.6*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Eric W. Finlayson amended and restated as of June 24, 2008

10.26	Form of Subscription and Investment Agreement (Series C) dated May 15, 2008 among Beacon Energy Corp., the investors identified therein, and Metalico, Inc.

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)

Date: August 5, 2008	By:	/s/ CARLOS E. AGÜERO

Carlos E. Agüero
Chairman, President and Chief
Executive Officer

Date: August 5, 2008	By:	/s/ ERIC W. FINLAYSON

Eric W. Finlayson
Senior Vice President and Chief
Financial Officer (Principal Financial Officer
and Principal Accounting Officer)