Form 10-Q
period 2008-09-30
METALICO INC
filed 2008-11-07
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Number of shares of Common stock, par value $.001, outstanding as of November 7, 2008: 36,118,729

METALICO, INC.
Form 10-Q Quarterly Report

PART I
Item 1.	Unaudited Condensed Consolidated Financial Statements.	Page 2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	Page 18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	Page 26
Item 4.	Controls and Procedures.	Page 27

PART II

Item 1.	Legal Proceedings.	Page 28
Item 1A.	Risk Factors.	Page 28
Item 6.	Exhibits.	Page 28
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$18,140	$3,309
Trade receivables, net	80,019	41,668
Inventories	56,542	49,548
Prepaid expenses and other	6,841	4,892
Deferred income taxes	3,963	3,874

Total Current Assets	165,505	103,291

Cash restricted for investment	—	9,232
Property and equipment, net	80,799	44,708
Goodwill	127,114	78,565
Other intangibles, net	46,224	22,525
Other assets, net	15,341	11,249

Total Assets	$434,983	$269,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$5,887
Current maturities of other long-term debt	7,934	5,497
Accounts payable	20,655	19,197
Accrued expenses	22,417	8,405
Income taxes payable	2,024	2,485

Total Current Liabilities	53,030	41,471

Long-Term Liabilities
Senior unsecured convertible notes payable	100,000	—
Other long-term debt, less current maturities	78,329	83,719
Accrued and other	5,305	6,708
Deferred income taxes	14,709	5,882

Total Long-Term Liabilities	198,343	96,309

Total Liabilities	251,373	137,780

Minority interest	—	7,773

Redeemable common stock	4,000	—

Stockholders’ Equity
Common stock	36	32
Additional paid-in capital	130,079	98,188
Retained earnings	49,977	26,133
Accumulated other comprehensive loss	(482)	(336)

	179,610	124,017

Total Liabilities and Stockholders’ Equity	$434,983	$269,570

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2008 and 2007

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)
	($ thousands, except per share data)

Revenue	$288,043	$102,127	$753,653	$220,644

Costs and expenses
Operating expenses	274,397	84,215	672,337	180,934
Selling, general, and administrative expenses	3,592	5,782	22,550	13,683
Depreciation and amortization	3,305	1,667	8,826	4,149

	281,694	91,664	703,713	198,766

Operating income	6,749	10,463	49,940	21,878

Financial and other income (expense)
Interest expense	(5,001)	(2,426)	(12,441)	(3,515)
Financial instruments fair value adjustments	8,283	—	485	—
Other	(56)	146	117	441

	3,226	(2,280)	(11,839)	(3,074)

Income from continuing operations before income taxes and minority interest	9,975	8,183	38,101	18,804
Provision for federal and state income taxes	270	2,945	13,836	6,846

Income from continuing operations before minority interest	9,705	5,238	24,265	11,958
Minority interest	2	107	412	239

Income from continuing operations	9,707	5,345	24,677	12,197
Discontinued operations, net of income taxes	(43)	(5)	(833)	(3)

Net income	$9,664	$5,340	$23,844	$12,194

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.27	$0.17	$0.71	$0.43
Discontinued operations, net	—	—	(0.02)	—

Net income	$0.27	$0.17	$0.69	$0.43

Diluted:
Income from continuing operations	$0.25	$0.17	$0.68	$0.43
Discontinued operations, net	—	—	(0.02)	—

Net income	$0.25	$0.17	$0.66	$0.43

Weighted Average Common Shares Outstanding:
Basic	36,086,982	31,613,959	34,752,321	28,099,006

Diluted	43,679,145	31,890,886	39,141,880	28,570,460

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007

	2008	2007
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$23,844	$12,194
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,127	4,192
Deferred income taxes	587	(806)
Provision for doubtful accounts receivable	1,051	77
Provision for loss on vendor advances	1,486	—
Financial instruments fair value adjustments	(485)	—
Loss on sale of property and equipment	437	208
Minority interest in loss of consolidated subsidiary	(412)	(239)
Equity in (earnings) loss of unconsolidated investee	85	—
Compensation expense on restricted stock, stock options and warrants issued	1,377	421
Excess tax benefit from stock options	(129)	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(35,282)	(20,658)
Inventories	7,511	(11,054)
Prepaid expenses and other	96	(1,779)
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	1,310	4,177

Net cash provided by (used in) used in operating activities	10,603	(13,267)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	118	23
Purchase of property and equipment	(9,280)	(7,901)
Change in cash restricted for investment	1,871	(6,112)
Investments in unconsolidated subsidiary	(600)	(3,600)
(Increase) decrease in other assets	438	1,258
Cash paid for business acquisitions, less cash acquired	(107,171)	(76,289)

Net cash used in investing activities	(114,624)	(92,621)

Cash Flows from Financing Activities
Sale of common stock	28,497	34,214
Proceeds from issuance of subsidiary stock	3,875	3,613
Net borrowings (payments) under revolving lines-of-credit	(29,435)	17,181
Proceeds from other borrowings	125,267	57,034
Proceeds from borrowings of subsidiary	1,700	—
Principal payments on other borrowings	(6,045)	(6,944)
Excess tax benefit from stock-based compensation	129	57
Debt issue costs	(5,814)	—
Proceeds from issuance of common stock on exercised warrants and options	678	654

Net cash provided by financing activities	118,852	105,809

Net increase (decrease) in cash and cash equivalents	14,831	(79)
Cash and cash equivalents:
Beginning	3,309	1,462

Ending	$18,140	$1,383

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
Business
     Metalico, Inc. and subsidiaries (the “Company”) operates primarily in two distinct business segments (i) ferrous and non-ferrous scrap metal recycling and (ii) lead product fabricating. The Company’s operating facilities as of September 30, 2008, included twenty scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi , Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, Colliers, West Virginia, an aluminum de-ox plant located in Syracuse, New York and five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.
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
     Reclassifications: Certain amounts in the accompanying condensed consolidated financial statements as of December 31, 2007 and for the three and nine months ended September 30, 2007, have been reclassified with no effect on stockholders’ equity or net income, to be consistent with the classifications as of and for the three and nine months ended September 30, 2008.
Recent Accounting Standards and Pronouncements
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The adoption of this standard only resulted in additional disclosure requirements and had no impact on the Company’s financial condition or results of operation. See Note 15 of the unaudited condensed consolidated financial statements for further information regarding the fair value of the Company’s financial instruments.
     The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides all entities, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. The adoption of this standard on January 1, 2008 did not have a material impact on the Company’s financial condition or results of operations. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to discuss the underlying risks that an entity intends to manage as well as accounting designation. This Statement is effective for fiscal years beginning after November 15, 2008. The Company does not believe that adoption of SFAS 161 will have a material effect on its financial statements.
     In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 provides clarification of the application of FASB 157 in an inactive market. FSP 157-3 is effective for Corporation’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Corporation determines fair value of its financial assets.

Significant Accounting Policies
     Vendor Advances: Vendor advances consist principally of unsecured advances to suppliers for purchase of catalytic converters for recycling. These advances are necessary in order to maintain the supply line of catalytic converters. Management works diligently to monitor such advances. As of September 30, 2008, advances to vendors totaled $6,793, and were reduced by an allowance of $2,272 for uncollectible advances. Net advances of $4,521 are reported in prepaid and other current assets the consolidated balance sheet as of September 30, 2008.
     Investment in Beacon Holdings: As explained further in Note 14, during the quarter ended June 30, 2008, the Company adopted the equity method of accounting for its 36.6% investment in Beacon Holdings, Inc. (formerly Beacon Energy Co.). Under this method, the Company’s equity in the earnings or losses of the investee is reported currently in the Company’s earnings. As a result, the Company is no longer presenting the investment in Beacon Holdings as a consolidated entity in the accompanying balance sheet as of June 30, 2008. The condensed consolidated statement of income for the nine month period ending September 30, 2008 includes Beacon as a consolidated entity through June 30, 2008, the date of deconsolidation.
Note 2 — Business Acquisitions and Goodwill
     Business acquisition (scrap metal recycling segment): On May 1, 2008, the Company’s Metalico Pittsburgh, Inc. (formerly known as Metalico Neville, Inc.), Metalico Neville Realty, Inc. and Metalico Colliers Realty, Inc. subsidiaries (collectively “Pittsburgh”) closed a purchase of substantially all the assets, including real property, of the Snyder Group, a family-owned multi-yard fully integrated scrap metal recycling operation in Western Pennsylvania and West Virginia. The results of operations acquired are included in the Company’s scrap metal recycling segment in the consolidated financial statements from the acquisition date forward. The aggregate purchase price was $77,482, plus a payment for working capital in excess of a predetermined amount and closing costs totaling $4,621, for an aggregate purchase price of $82,103 comprised of cash of $73,796, and 622,222 shares of Metalico common stock totaling $8,307, representing fair market value at the date of the acquisition. In connection with the purchase agreement, the Company has agreed to reimburse the seller for any shortfall in selling price below an agreed upon price, up to a maximum of $7,000, on the sale of Company stock issued in the transaction for a period of four months beginning on the six month anniversary of the transaction (“make-whole agreement”). The potential reimbursement amount has been recorded as a current liability. Any portion of the liability that is not required to be paid at the expiration of the reimbursement period will be reclassified to stockholders’ equity. The acquisition was financed with a portion of the proceeds from the private placement of $100,000 in 7% convertible notes issued on May 1, 2008 as further described in Note 7 below.
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

	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2008	September 30, 2007
Revenues	$130,337	$809,274	$308,197
Net Income	$6,746	$32,366	$16,357
Earnings Per Share
Basic	$0.21	$0.93	$0.57
Diluted	$0.19	$0.83	$0.53
     Business acquisition (scrap metal recycling segment): On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”) closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The results of operations acquired are included in the consolidated financial statements from the acquisition date forward. The acquisition expands the Company’s platform and presence in the recycling of Platinum Group Metals contained in catalytic converters. The aggregate purchase price, including a payment for inventory in excess of a predetermined amount, was approximately $33,161 comprised of cash in the amount of $25,301, a $3,860 note payable to the seller and 500,000 shares of Metalico redeemable common stock totaling $4,000, representing fair market value at the date of the acquisition. American CatCon will also make an annual payment to ACC Texas for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. If such payments are made, they will increase the total purchase price and be recorded as an increase to goodwill. The acquisition was financed with a $17,150 term loan maturing in six years, a $3,860 note payable to the seller in 24 monthly installments with interest at 7%, with the balance of the purchase price paid with borrowings under the Company’s existing credit facility. In connection with the acquisition, the Company entered into a five year lease for the facilities located in Buda, Texas. The lease requires rent of approximately $30 per month or $1,800 over the five year term. The operating results of ACC are included in the Company’s scrap metal recycling segment from the date of acquisition.
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

	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2008	September 30, 2007
Revenues	$132,688	$767,886	$312,327
Net Income	$6,260	$24,448	$14,953
Earnings Per Share
Basic	$0.19	$0.70	$0.52
Diluted	$0.19	$0.65	$0.51
     Business acquisition (scrap metal recycling segment): On July 10, 2007, the Company acquired 82.5% of the outstanding capital stock of Totalcat Group, Inc. (“Totalcat”), a recycler and manufacturer of catalytic devices headquartered in Newark, New Jersey. Both Metalico, Inc. (“Metalico”) and the selling stockholders of Totalcat have rights to require the sale of the remaining Totalcat stock to Metalico at a future date at a price determined in accordance with a formula set forth in the governing stock purchase agreement. The Company has recorded a liability of $5,734 representing the net present value of the maximum anticipated purchase price of the remaining 17.5%. The present value discount is being accreted from the acquisition date through the future purchase date. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price for the capital stock acquisition was approximately $30,000, plus a $1,488 payment for net working capital in excess of a predetermined amount. The Company also entered into a $1,500 non-compete agreement with one of the previous owners. The acquisition was financed with an $18,000 term loan maturing in six years with the $13,488 balance of the purchase price paid with borrowings from the Company’s existing credit facility. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date.The unaudited pro forma financial information presented below gives effect to the acquisition of Totalcat as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Totalcat had taken place at the beginning of each of the periods presented.

Nine Months Ended
September 30, 2007
Revenues	$241,188
Net Income	$10,548
Earnings Per Share
Basic	$0.38
Diluted	$0.37
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

Nine Months Ended
September 30, 2007
Revenues	$251,619
Net Income	$12,849
Earnings Per Share
Basic	$0.46
Diluted	$0.45
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

Nine Months Ended
September 30, 2007
Revenues	$230,959
Net Income	$12,986
Earnings Per Share
Basic	$0.46
Diluted	$0.45

Note 3 — Major Customer
Revenues for the three and nine months ended September 30, 2008 and 2007, includes revenue from net sales to the following customer (which accounted for 10% or more of the total revenue of the Company in any of those periods), together with the trade receivables due from such customer as of September 30, 2008 and December 31, 2007.

	Net Revenues to Customer as a percentage of Total Revenues				Trade Receivable Balance as of
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	December 31,
	2008	2007	2008	2007	2008	2007
Customer A	27%	10%	31%	5%	$7,925	$5,550
Note 4 — Inventories
     Inventories as of September 30, 2008 and December 31, 2007, were as follows:

	September 30,	December 31,
	2008	2007

Raw materials	$9,980	$13,226
Finished goods	10,880	12,704
Work-in-process	1,892	7,216
Ferrous scrap metal	12,444	5,427
Non-ferrous scrap metal	21,346	10,975

	$56,542	$49,548

Note 5 — Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities as of September 30, 2008 and December 31, 2007, consisted of the following:

	September 30, 2008			December 31, 2007
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental remediation costs	$329	$1,014	$1,343	$2,933	$714	$3,647
Payroll and employee benefits	3,344	—	3,344	2,699	—	2,699
Interest and bank fees	2,239	—	2,239	971	—	971
Obligations under put options	6,351	—	6,351	—	5,973	5,973
Obligations under share make-whole agreements	2,775	—	2,775	—	—	—
Put warrant liability	—	4,291	4,291	—	—	—
Other	7,379	—	7,379	1,802	21	1,823

	$22,417	$5,305	$27,722	$8,405	$6,708	$15,113

Note 6 — Stock Options and Stock-Based Compensation
     The total stock-based compensation expense was $583 and $202 for the three months ended September 30, 2008 and 2007 respectively and $1,377 and $421 for the nine months ended September 30, 2008 and 2007 respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. During the nine months ended September 30, 2008, the Company granted employees 678,000 options to purchase the Company’s common stock at an average exercise price of $13.81 per share with an average fair value of $5.48 per option. During the nine months ended September 30, 2007, the Company granted to employees 462,000 options to purchase the Company’s common stock with an average exercise price of $7.76 having an average fair value of $4.07 per option. During the nine months ended September 30, 2007, the Company also granted to a director 15,000 options at $6.29 per share having a fair value of $3.24 per option. During the nine months ended September 30, 2008, a total of 175,675 options with a weighted average exercise price of $3.86 were exercised with a total intrinsic value of $1,533. During the nine months ended September 30, 2007, a total of 156,001 options with a weighted average exercise price of $2.69 were exercised with a total intrinsic value of $1,817.

     During the nine months ended September 30, 2008, the Company granted 168,500 shares of restricted common stock to Company officers and employees at an average price of $10.22 per share. The shares will vest quarterly over a three year period. As of September 30, 2008, there was $1,239 of total unrecognized stock-based compensation expense related to the unvested restricted stock granted in 2008. No restricted common stock was granted in the nine months ended September 30, 2007.
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
     In connection with the Securities Purchase Agreement, the Company and the Note Purchasers entered into a Registration Rights Agreement, dated as of April 23, 2008, pursuant to which the Company filed a registration statement (the “Registration Statement”) on May 23, 2008 to register the resale of the Note Shares and the shares underlying the Put Warrants together with the shares issued in the Company’s private placement of equity of April 9, 2008 described in Note 9 below (the “Equity Placement”) and the shares underlying the warrants issued in the Equity Placement. The Registration Statement was declared effective by the SEC on July 17, 2008.
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

     On January 25, 2008, the Company entered into an amendment to the Financing Agreement with Ableco Finance, LLC (“Ableco”) as administrative agent and collateral agent, and the institutional lenders party thereto providing for an additional term loan in the amount of $17,150, maturing in six years. Obligations under the agreement are guaranteed by all of the Company’s subsidiaries. The loan bears interest at (a) (i) the greater of 7.5% per annum or the Reference Rate (a rate determined by reference to the prime rate) plus (ii) 3.5% or (b) at the Company’s election, the greater of 4.5% per annum or the current LIBOR rate plus 6.5% (effectively 11.00% at September 30, 2008). Pursuant to the Financing Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc.
     Aggregate annual maturities required on long-term debt as of September 30, 2008, are as follows:

Periods Ending September 30:	Amount

2009	$7,934
2010	4,178
2011	3,314
2012	2,826
2013	1,978
Thereafter	166,033

$186,263

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

     A reconciliation of the activity in Stockholders’ Equity accounts for the nine months ended September 30, 2008, is as follows:

	Common	Additional		Other Comprehensive	Total Stockholders’
	Stock	Paid in Capital	Retained Earnings	Loss	Equity
Balance December 31, 2007	$32	$98,188	$26,133	$(336)	$124,017
Net Income	—	—	23,844	—	23,844
Sale of 2,923,077 shares of common stock and related warrants net of offering costs	3	21,504	—	—	21,507
Issuance of 622,222 shares of common stock for acquisition	1	7,831	—	—	7,832
Issuance of 500,000 shares of redeemable common stock for acquisition	—	—	—	—	—
Issuance of 174,203 shares of common stock in exchange for options exercised	—	678	—	—	678
Issuance of 168,500 shares of restricted common stock	—	—	—	—	—
Stock based compensation expense	—	1,377	—	—	1,377
Gain on sale of subsidiary stock		501	—	—	501
Unrealized loss on interest rate swap	—	—	—	(146)	(146)

Balance September 30, 2008	$36	$130,079	$49,977	$(482)	$179,610

     Comprehensive income for the nine months ended September 30, 2008 was $23,698, representing net income of $23,844, less the $146 change in loss on interest rate swap.
Note 9 — Financial Instruments Liabilities
     The 250,000 Put Warrants issued in connection with the $100,000 of Senior Unsecured Convertible Notes as described in Note 7 and the 1,169,231 Put Warrants issued in connection with the issuance of common stock described in Note 8 are within the scope of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 requires issuers to classify as liabilities (or assets under certain circumstances) free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets. The Company determines the fair value of the put warrants using the Black-Scholes method.
     The estimated fair value of the Put Warrants related to the convertible note offering was $1,652 on the date of issuance and was recorded as an adjustment to the carrying value of the convertible notes. At September 30, 2008, the estimated fair value of the warrants was $737 and is presented as a long term liability in the accompanying balance sheet as of that date. The change in the fair market value required the Company to record a decrease in the value of the Put Warrant liability of $1,871 and $915 to other income for three and nine month periods ending September 30, 2008, in accordance with SFAS 150. At each balance sheet date, any change in the calculated fair market value of the warrant obligation must be recorded as additional expense or other income.
     The estimated fair value of the Put Warrants related to the common stock offering was $5,424 on the date of issuance and was recorded as a reduction of additional paid in capital. At September 30, 2008, the estimated fair value of the warrants was $3,554 and is presented as a long term liability in the accompanying balance sheet as of that date. The change in the fair market value required the Company to record a decrease in the value of the Put Warrant liability of $8,712 and $1,870 to other income for three and nine month periods ending September 30, 2008, in accordance with SFAS 150. At each balance sheet date, any change in the calculated fair market value of the warrant obligation must be recorded as additional expense or other income.
     The recorded liabilities would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.
     In connection with the Pittsburgh acquisition, the Company entered into to a make-whole agreement that provides to reimburse the seller for any shortfall in selling price below an agreed upon price, up to a maximum of $7,000, on the sale of Company stock issued in the transaction for a period of four months beginning on the six month anniversary of the transaction. The estimated fair value of the make whole agreement was $475 on the date of issuance and was recorded as a reduction of additional paid in capital. At September 30, 2008, the estimated fair value of the agreement was $2,775 and is presented as a short term liability in the accompanying balance sheet as of that date. The change in the fair market value required the Company to record an increase in the value of the make-whole liability of $2,300 to other income for three and nine month periods ending September 30, 2008, in accordance with SFAS 150. At each balance sheet date, any change in the calculated fair market value of the make-whole agreement must be recorded as additional expense or other income.

Note 10 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations, by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible notes. The following is a reconciliation of the numerators and denominators used in computing EPS:

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	$9,707	36,086,982	$0.27	$5,345	31,613,959	$0.17

Effect of Dilutive Securities
Common stock warrants	13	89,527		—	143,423
Options and rights	—	359,779		—	133,504
Convertible notes	1,085	7,142,857		—	—

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$10,805	43,679,145	$0.25	$5,345	31,890,886	$0.17

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	$24,677	34,752,321	$0.71	$12,197	28,099,006	$0.43

Effect of Dilutive Securities
Common stock warrants	21	89,553		—	172,460
Options and rights	—	415,752		—	298,994
Convertible notes	1,808	3,884,254		—	—

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$26,506	39,141,880	$0.68	$12,197	28,570,460	$0.43

Note 11 — Commitments and Contingencies
Environmental Remediation Matters
     In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“GCR”), received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, the EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and the EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. The remediation of the Jernigan Site has been substantially completed. The consulting firm retained by GCR to perform the remediation has estimated the cost, for both portions of the Jernigan Site, at approximately $3,326. Based on this estimate the Company estimates its remaining unpaid liability for the remediation to be $264 at September 30, 2008. GCR’s liability for remediation costs has been reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $250. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.
     GCR is a party to four other consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.
     Pursuant to the sale of substantially all of the assets of GCR in May of 2006, the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying September 30, 2008 and December 31, 2007, balance sheets include approximately $559 and $3,114, respectively, applicable to GCR’s various outstanding remediation issues. Of the $559 accrued as of September 30, 2008, $309 is reported as a current liability and consists primarily of the remaining estimated clean-up of the Jernigan Site discussed above. The remaining $250 is reported in long term liabilities and represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.
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
Beacon Energy Corp. Investment; Termination of Repurchase Obligation
     The Company has invested $5.0 million in Beacon Energy Corp. (“Beacon Energy”) pursuant to (i) an Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006, as amended August 22, 2007 (as so amended, the “Series A Agreement”), (ii) a Series B Stock Subscription Agreement and Stockholder Agreement dated as of August 22, 2007 (the “Series B Agreement”), and (iii) a Subscription and Investment Agreement dated as of May 15, 2008 (the “Series C Agreement”). Under the terms of the Series A Agreement and the Series B Agreement, third-party purchasers of Beacon Energy stock party to those agreements were granted a right to sell their respective holdings in Beacon Energy to the Company unless, among other alternatives, Beacon Energy completed a listing arrangement through a reverse merger with a public shell by the required July 31, 2008 date. The repurchase obligation was terminated on June 30, 2008, when Beacon Energy consummated a reverse merger to become a subsidiary of Beacon Energy Holdings, Inc. (“Beacon Holdings”), a public shell, and all stockholders of Beacon Energy exchanged their interests in Beacon Energy for stock of Beacon Holdings. As of June 30, 2008, the Company owned 36.6% of the outstanding stock of Beacon Holdings and, as a result, no longer presents the Company’s investment in Beacon Holdings as a consolidated entity in the accompanying balance sheet as of that date. The condensed consolidated statement of income for the nine month period ending September 30, 2008 includes Beacon as a consolidated entity through June 30, 2008, the date of deconsolidation and in other income (expense) from July 1 through September 30, 2008 for the Company’s respective ownership percentage in the equity of Beacon’s income or loss. Reference should be made to Note 1 for information regarding the new accounting treatment for our investment in Beacon Holdings.
Capital Expenditures Commitment —
Mayco Industries, Inc. — Rolling Mill Project
     Mayco Industries, Inc., the Company’s lead fabricating subsidiary in Birmingham Alabama, has contracted to construct a rolling mill for use in its Birmingham production facility. Total anticipated cost to complete is $6.5 million of which the Company has expended $5.7 million through September 30, 2008 and is included property and equipment. The mill has been installed and is currently being tested. It is expected to be operational in the fourth quarter of 2008. The mill will modernize the Company’s lead rolling process, resulting in increased production capacity and reduced labor costs.
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

Note 12 — Segment Reporting
     The Company had two operating segments for the three and nine months ended September 30, 2008 and 2007. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes operations from the Smithfield biodiesel processing facility acquired by Beacon Energy in May 2008 and the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and our investment in Beacon Holdings. Listed below is financial data as of or for the three and nine months ended September 30, 2008 and 2007, for these segments:

	Scrap Metal	Lead Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated
	Three months ended September 30, 2008
Revenues from external customers	$265,390	$22,653	$—	$288,043
Operating income (loss)	6,202	(1,178)	1,725	6,749

	Three months ended September 30, 2007
Revenues from external customers	$75,764	$26,363	$—	$102,127
Operating income (loss)	7,175	5,045	(1,757)	10,463

	Nine months ended September 30, 2008
Revenues from external customers	$674,168	$74,361	$5,124	$753,653
Operating income (loss)	54,045	(1,928)	(2,177)	49,940
Total assets	346,143	54,543	34,297	434,983

	Nine months ended September 30, 2007
Revenues from external customers	$151,815	$68,829	$—	$220,644
Operating income (loss)	15,662	11,160	(4,944)	21,878
Total assets	185,616	55,342	21,411	262,369
Note 13 — Income Taxes
     As described in Note 9, the Company recorded other income of $8,283 and $485 for the net change in the fair value of Put Warrants and make-whole agreements for the three and nine month periods ending September 30, 2008. This income is not taxable for income tax purposes resulting in a lower effective rate than previously reported periods.
Note 14 —Investment in Beacon Energy Holdings
     On May 12, 2008, Beacon Energy Corp. (“Beacon”) completed the purchase of certain of the operating assets of Smithfield BioEnergy LLC, an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $10,800 million in cash pursuant to an Asset Purchase Agreement with Smithfield BioEnergy LLC (“Smithfield”). During May 2008 and June 2008, Beacon Energy completed a series of private placements of 107,642 shares of common stock that resulted in proceeds of $3,875. In addition, in May 2008, Beacon Energy sold $1,700 of convertible promissory notes.
     On June 30, 2008, Beacon entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among Beacon Energy Holdings, Inc. (“Holdings”), Beacon, and Beacon Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of Holdings, Inc. (“Acquisition Sub”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Beacon, and Beacon, as the surviving corporation, became a wholly owned subsidiary of Holdings.
     On July 2, 2008, Laurence Associates Consulting, Inc., a Nevada corporation (“Laurence”), was merged with and into Holdings, for the purpose of changing its state of incorporation to Delaware from Nevada and changing its name, all pursuant to a Certificate of Ownership and Merger dated June 26, 2008 and approved by stockholders on June 26, 2008. Under the terms of the Certificate of Ownership and Merger, each share of Laurence was exchanged for 1.67 shares of Holdings.

     As a result of the above transactions, as of September 30, 2008, the Company held a 36.6% interest in Holdings, which when combined with the holdings of officers of the Company, no longer represented a controlling financial interest. The operations of Beacon through June 30, 2008 were consolidated into the operating results of the Company with an elimination of the minority interests share. From July 1 through September 30, 2008 the Company’s respective ownership percentage in the equity of Holdings’ income or loss is reflected in other income (expense).
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
     Basis of Fair Value Measurement:
•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

•	Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

•	Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
     The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2008:

Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$4,291	$4,291
Obligations under make-whole agreements	—	—	$2,775	$2,775
Interest rate swaps	—	$315	—	$315
     Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Put Warrants
     The put warrants are valued using the Black-Scholes method.
Obligations under make-whole agreements
     The liability is valued based on the present value of probability-weighted estimated cash flows.
Interest Rate Swaps
     Interest rate swaps are valued by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions.
Note 16 — Subsequent Event
     On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”) closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The aggregate consideration for the purchase included a payment for net working capital subject to post-closing adjustment, a note payable to the seller, shares of Metalico redeemable common stock, and an annual payment to ACC Texas (the “Annual Earnout”) for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. In August of 2008 the Company made a good-faith advance to the seller against an Annual Earnout potentially payable for 2008 that otherwise would not have been due until 2009. The Company subsequently learned that certain items represented by the seller at closing to be collectible were not collectible, that other representations and warranties about the business it believes were materially inaccurate, and that, based on performance to date, the Annual Earnout for 2008 was unlikely to be earned. As a result, the Company has discharged American CatCon’s general manager, who was a principal of the seller, demanded return of the good-faith advance and set off the unearned payment against amounts owing under the seller’s note. The seller delivered notice of acceleration of the note and demanded payment of the outstanding balance of $2,573. The general manager, through counsel, made a wrongful termination demand for liquidated damages of approximately $250. On October 31, 2008, Metalico and American CatCon filed a petition with the American Arbitration Association against the seller, its equity holders, and its principal seeking a reduction in the purchase price pursuant to the contemplated adjustment for net working capital, payment of damages for breach of warranty and other claims, return of the unearned advance and other appropriate relief . Although a counterclaim has not been filed by ACC, in the event such claim is filed, the Company intends to vigorously defend any such action.

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
     Valuation of Long-lived Assets and Goodwill
     We regularly review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. Impairment testing consists of comparing the fair value of the acquired reporting units with their carrying amounts, including goodwill. An impairment loss would be recorded to the extent the carrying value of the goodwill declined below the fair value of the goodwill. Subsequent to September 30, 2008, the Company’s market capitalization did not exceed total shareholders’ equity, which is one factor that is considered when determining goodwill impairment. If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future discounted cash flows. If current equity market conditions persist, it is possible that we could have a material goodwill impairment charge against earnings in a future period. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.

     Revenue Recognition
     Revenue from product sales is recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales.
     Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $1.6 million and $706,000 at September 30, 2008 and December 31, 2007, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
     The loss of any significant customer could adversely affect our results of operations or financial condition. While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or any weakness in the steel, metals, or construction industry could adversely impact our future earnings.
     Vendor Advances
     Vendor advances consist principally of unsecured advances to suppliers for purchase of catalytic converters for recycling. These advances are necessary in order to maintain the supply line of catalytic converters. Vendor advances totaled $6.8 million at September 30, 2008. An allowance of $2.3 million for uncollectible advances has been recorded in the consolidated financial statements as of September 30, 2008.
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

     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication segment:

	Revenues
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007			September 30, 2008			September 30, 2007
	($, pounds and tons in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	154.7	$82,953	28.8	92.0	$26,502	26.0	386.2	$197,091	26.2	190.4	$50,984	23.1
Non-ferrous metals (lbs.)	42,271	57,320	19.9	24,833	35,793	35.0	111,683	154,510	20.5	61,089	87,362	39.5
Platinum group metals (lbs.)	3,182	125,117	43.4	384	13,469	13.2	7,271	322,567	42.8	384	13,469	13.2

Total Scrap Metal Recycling		265,390	92.1		75,764	74.2		674,168	89.5		151,815	68.8
Lead Fabrication (lbs.)	14,824	22,653	7.9	15,806	26,363	25.8	44,308	74,361	9.9	49,341	68,829	31.2
Other		—	—		—	—		5,124	0.6		—	—

Total Revenue		$288,043	100.0		$102,127	100.0		$753,653	100.0		$220,644	100.0

     The following table sets forth information regarding average Metalico selling prices for the past seven quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average	Average
	Ferrous	Non-Ferrous	PGM	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb	Price per lb.

September 30, 2008	$536	$1.36	$39.32	$1.53
June 30, 2008	$555	$1.41	$50.51	$1.73
March 31, 2008	$379	$1.39	$44.35	$1.78
December 31, 2007	$278	$1.55	$33.57	$1.98
September 30, 2007	$278	$1.44	$35.09	$1.67
June 30, 2007	$246	$1.50	n\a	$1.30
March 31, 2007	$252	$1.33	n\a	$1.23
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Consolidated net sales increased by $185.9 million, or 182%, to $288.0 million for the three months ended September 30, 2008 compared to consolidated net sales of $102.1 million for the three months ended September 30, 2007. Acquisitions added $140.0 million to consolidated net sales for the quarter ending September 30, 2008. Excluding acquisitions, the Company reported a $45.9 million increase in consolidated net sales due to increases in average metal selling prices representing $25.1 million and increases in selling volumes amounting to $20.8 million.
Scrap Metal Recycling
Ferrous Revenues
     Ferrous revenues increased by $56.5 million, or 213%, to $83.0 million for the three months ended September 30, 2008, compared to $26.5 million for the three months ended September 30, 2007. Acquisitions added $38.2 million to ferrous revenues. Excluding acquisitions, ferrous revenues increased by $18.3 million. This increase was attributable to an increase in average selling prices totaling $19.7 million offset by lower volume sold amounting to $1.4 million or 5.4%. The average selling price for ferrous products was approximately $536 per ton for the three months ended September 30, 2008 compared to $278 per ton for the three months ended September 30, 2007.
Non-Ferrous Revenues
     Non-ferrous revenues increased by $21.5 million, or 60.1%, to $57.3 million for the three months ended September 30, 2008, compared to $35.8 million for the three months ended September 30, 2007. Acquisitions added $11.2 million to non-ferrous revenues for the three months ended September 30, 2008. Excluding acquisitions, non-ferrous revenues increased by $10.3 million. The increase in revenues resulted from $9.3 million of additional volume sold and higher average selling prices totaling $1.0 million. Including acquisitions, the average selling price for non-ferrous products was approximately $1.36 per pound for the three months ended September 30, 2008 compared to $1.44 per pound for the three months ended September 30, 2007, a decrease of approximately 5.5%. Total non-ferrous sales volumes totaled 42.3 million pounds for the three months ended September 30, 2008, including 10.9 million pounds sold by new acquisitions, compared to 24.8 million pounds for the three months ended September 30, 2007.

Platinum Group Metal Revenues
     Platinum Group Metal (“PGM”) revenues include the sale of catalytic converter substrate material which contains the platinum group metals, platinum, palladium, and rhodium. PGM revenues increased $111.6 million or 827% to $125.1 million for the three months ended September 30, 2008, compared to $13.5 million for the three months ended September 30, 2007. Acquisitions added $90.7 million to PGM revenues for the three months ended September 30, 2008. Excluding acquisitions, PGM revenues increased by $21.0 million. The increase in revenues resulted from $14.5 million of additional volume sold and higher average selling prices totaling $6.5 million. Including acquisitions, the average selling price for PGM material was approximately $39.32 per pound for the three months ended September 30, 2008 compared to $35.09 per pound for the three months ended September 30, 2007, an increase of approximately 12.1%. Total PGM sales volumes totaled 3.2 million pounds for the three months ended September 30, 2008, including 2.4 million pounds sold by new acquisitions, compared to 384,000 pounds for the three months ended September 30, 2007.
Lead Fabrication
     Lead fabrication revenues decreased by $3.7 million, or 14.0%, to $22.7 million for the three months ended September 30, 2008 compared to $26.4 million for the three months ended September 30, 2007. The decrease was attributable to a decrease in average selling prices of approximately $2.1 million and by a $1.6 million reduction in volume sold amounting to 1.0 million pounds, or 6.3%. The average selling price for finished lead products was approximately $1.53 per pound for the three months ended September 30, 2008 compared to $1.67 per pound for the three months ended September 30, 2007.
Operating Expenses
     Operating expenses increased by $190.2 million, or 226%, to $274.4 million for the three months ended September 30, 2008 compared to $84.2 million for the three months ended September 30, 2007. Acquisitions added $141.5 million to the increase in operating expenses for the three months ended September 30, 2008. Excluding acquisitions, the remaining $48.6 million increase in operating expenses was due to a $47.5 million increase in the cost of purchased metals and a $1.1 million increase in other operating expenses. These operating expense changes include increases in the following costs: vehicle maintenance of $510,000, energy costs of $269,000, waste & disposal fees of $172,000 and other operating expenses of $649,000 offset by a reduction in wages and benefits of $511,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses decreased $2.2 million to $3.6 million, or 1.2% of revenues, for the three months ended September 30, 2008, compared to $5.8 million, or 5.7% of revenues, for the three months ended September 30, 2007. Acquisitions added $513,000 to selling, general, and administrative expenses. Excluding acquisitions, selling, general and administrative expenses decreased $2.7 million with decreases in wages and benefits of $1.8 million due to reductions in accrued bonus expense, bad debt expense of $462,000, professional and consulting expenses of $172,000 and other selling general and administrative expenses totaling $266,000.
Depreciation and Amortization
     Depreciation and amortization expenses increased by $1.6 million to $3.3 million, or 1.1% of revenues, for the three months ended September 30, 2008 compared to $1.7 million, or 1.6% of revenues for the three months ended September 30, 2007. Acquisitions added $1.1 million to depreciation and amortization expense. Excluding acquisitions, the increase in depreciation expense is due to additions to property and equipment made in the preceding twelve months.
Operating Income
     Operating income for the three months ended September 30, 2008 decreased by $3.8 million or 36.2% to $6.7 million compared to $10.5 million for three months ended September 30, 2007. Operating income for the three months ended September 30, 2008 was negatively affected by $11.7 million in operating losses incurred by the Company’s catalytic converter recycling operations in Buda, Texas resulting from losses on unhedged inventory in a market of rapidly declining PGM metal prices. The Company has made efforts to limit converter purchases to the extent of hedged material sales to avoid exposure to commodity price fluctuations. Excluding operating income from acquisitions of $8.5 million and the $11.7 million operating loss from the Buda, Texas facility, operating income for the three months ended September 30, 3008 decreased by $563,000 and is a result of the factors discussed above.

Financial and Other Income/(Expense)
     Other income for the three months ending September 30, 2008, includes income of $10.6 million to adjust the put warrant liability offset by expense of $2.3 million to adjust the make-whole agreement liability to their respective fair values in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The warrants were issued in connection with common stock offering in April 2008 and the $100 million convertible note offering in May 2008. The obligation for make-whole agreements was issued in connection with the Pittsburgh acquisition on May 1, 2008. The warrants and make-whole agreement were not outstanding in the three months ending September 30, 2007.
     Interest expense was $5.0 million or 1.7% of sales for the three months ended September 30, 2008 compared to $2.4 or 2.4% of sales for the three months ended September 30, 2007.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 5.40% on an average daily balance of $35.5 million for the three-month period ending September 30, 2008 as compared to 8.42% on an average balance of $24.8 million for the three-month period ending September 30, 2007.
     Term notes payable under the Financing Agreement with Ableco Finance, LLC, bear interest at the lenders base rate plus a margin with a minimum rate of 11%. The average interest rate on this credit facility was 11.00% on an average outstanding daily balance of $67.2 million for the three month period ending September 30, 2008 as compared to 11.86% on an average balance of $47.0 million for the three-month period ending September 30, 2007.
     Convertible notes payable of $100 million bear interest at 7% per year and were outstanding for the three months ending September 30, 2008. Interest on these notes was not incurred in the three months ended September 30, 2007 as they were entered into on May 1, 2008.
Income Taxes
     For the three months ended September 30, 2008, the Company recognized income tax expense of $270,000, resulting in an effective income tax rate of approximately 3%. The decrease in our effective tax rate is the result of the net fair value adjustments to the put warrants and make-whole agreements of $8.3 million which are not taxable for income tax purposes. For the three months ended September 30, 2007, the Company recognized income tax expense of $2.9 million, resulting in an effective income tax rate of approximately 36%. Excluding the effects of the change in fair values of financial instrument liabilities under SFAS 150, we expect that the future effective combined federal and state tax rates will range from 36% to 40%.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary, until then a secondary lead smelting operation based in Tampa, Florida. The three months ended September, 2008 and 2007 include loss of $66,000 ($32,000 net of income taxes) and income of $1,000 net of income taxes respectively for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant amounting to $23,000 ($11,000 net of income taxes) for the three months ending September 30, 2008 compared to a loss of $8,000 ($6,000 net of income taxes) for the three months ending September 30 2007. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Consolidated net revenues increased by $533.0 million, or 242%, to $753.7 million for the nine months ended September 30, 2008 compared to consolidated net revenues of $220.6 million for the nine months ended September 30, 2007. Acquisitions added $448.4 million to consolidated net revenues. Excluding acquisitions, the Company reported a $84.6 million increase in consolidated net revenues due to increases in average metal selling prices representing $54.0 million and higher average selling volumes amounting to $30.6 million.

Scrap Metal Recycling
Ferrous Revenues
     Ferrous revenues increased by $146.1 million, or 286%, to $197.1 million for the nine months ended September 30, 2008, compared to $51.0 million for the nine months ended September 30, 2007. Acquisitions during the nine months ending September 30, 2008 added $111.0 to ferrous revenues. Excluding acquisitions, the remaining $35.1 million increase in ferrous revenues was attributable to higher average selling prices while selling volumes were unchanged. The average selling price for ferrous products was approximately $510 per ton for the nine months ended September 30, 2008 compared to $268 per ton for the nine months ended September 30, 2007.
Non-Ferrous Revenues
     Non-ferrous revenues increased by $67.1 million, or 76.8%, to $154.5 million for the nine months ended September 30, 2008, compared to $87.4 million for the nine months ended September 30, 2007. Acquisitions during the nine months ending September 30, 2008 added $44.2 million to non-ferrous revenues. Excluding acquisitions, non-ferrous revenues increased $23.9 million due to higher selling volumes amounting to $23.3 million and were offset by lower average selling prices totaling $366,000. Including acquisitions the average selling price for non-ferrous products was approximately $1.38 per pound for the nine months ended September 30, 2008 compared to $1.43 per pound for the nine months ended September 30, 2007. Total non-ferrous sales volumes totaled 111.7 million pounds for the nine months ended September 30, 2008, including 34.3 million pounds sold by new acquisitions, compared to 61.9 million pounds for the nine months ended September 30, 2007.
Platinum Group Metal Revenues
     PGM revenues increased $309.1 million or 903% to $322.6 million for the nine months ended September 30, 2008, compared to $13.5 million for the nine months ended September 30, 2007. Acquisitions added $288.1 million to PGM revenues for the nine months ended September 30, 2008. Excluding acquisitions, PGM revenues increased by $21.0 million. The increase in revenues resulted from $14.5 million of additional volume sold and higher average selling prices totaling $6.5 million. Including acquisitions, the average selling price for PGM material was approximately $44.37 per pound for the nine months ended September 30, 2008 compared to $35.09 per pound for the nine months ended September 30, 2007, an increase of approximately 26.4%. Total PGM sales volumes totaled 7.3 million pounds for the nine months ended September 30, 2008, including 6.5 million pounds sold by new acquisitions, compared to 384,000 pounds for the nine months ended September 30, 2007.
Lead Fabrication
     Lead fabrication revenues increased by $5.5 million, or 8.0%, to $74.4 million for the nine months ended September 30, 2008 compared to $68.8 million for the nine months ended September 30, 2007. The increase was attributable to higher average selling prices amounting to $12.8 million offset by a $7.3 million reduction in volume sold amounting to 5.0 million pounds, or 10.2%. The average selling price for finished lead products was approximately $1.68 per pound for the nine months ended September 30, 2008 compared to $1.39 per pound for the nine months ended September 30, 2007.
Operating Expenses
     Operating expenses increased by $491.4 million, or 272%, to $672.3 million for the nine months ended September 30, 2008 compared to $180.9 million for nine months ended September 30, 2007. Acquisitions added $402.1 million to the increase in operating expenses. Excluding acquisitions, the remaining $89.3 million increase in operating expenses was due to a $84.2 million increase in the cost of purchased metals and a $5.1 million increase in other operating expenses. These operating expense changes include increases in the following costs equipment and vehicle maintenance of $1.3 million, energy costs of $1.2 million, wages and benefits of $622,000, production and fabricating supplies of $487,000, rent and occupancy costs of $295,000, waste & disposal fees of $256,000 and $940,000 in other operating expenses.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $8.9 million to $22.6 million, or 3.0% of revenues, for the nine months ended September 30, 2008, compared to $13.7 million, or 6.2% of revenues, for the nine months ended September 30, 2007. Acquisitions added $6.1 million to selling, general, and administrative expenses. Excluding acquisitions, selling, general and administrative expenses increased $3.0 million with increases wages and benefits of $1.6 million, professional and consulting expenses of $915,000, $181,000 in travel costs, $104,000 in other selling, general and administrative costs.

Depreciation and Amortization
     Depreciation and amortization expense increased by $4.7 million to $8.8 million, or 1.2% of revenues, for the nine months ended September 30, 2008 compared to $4.1 million or 1.9% of revenues for the nine months ended September 30, 2007. Acquisitions added $3.5 million to depreciation and amortization expense. Excluding acquisitions the increase in depreciation expense is due to additions to depreciable property and equipment made in the preceding twelve months.
Operating Income
     Operating income increased by $28.0 million or 128% to $49.9 million for the nine months ended September 30, 2008 compared to $21.9 million for the nine months ended September 30, 2007. Acquisitions added $36.7 million in operating income for the nine months ended September 30, 3008. Operating income for the nine months ended September 30, 2008 was negatively affected by $11.7 million in operating losses incurred in the third quarter of 2008 by the Company’s catalytic converter recycling operations in Buda, Texas resulting from losses on unhedged inventory in a market of rapidly declining PGM metal prices. The Company has made efforts to limit converter purchases to the extent of hedged material sales to avoid exposure to commodity price fluctuation. Excluding $48.4 million in operating income from acquisitions and the $11.7 million third quarter operating loss from the Buda, Texas facility, operating income for the nine months ended September 30, 3008 decreased by $8.7 million and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Other income for the nine months ending September 30, 2008, includes income of $2.8 million to adjust the put warrant liability offset by expense of $2.3 million to adjust the make-whole agreement to their respective fair values in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The warrants were issued in connection with common stock offering in April 2008 and the $100 million convertible note offering in May 2008. The obligation for make-whole agreements was issued in connection with the Pittsburgh acquisition on May 1, 2008. The warrants and make-whole agreements were not outstanding in the nine months ending September 30, 2007.
     Interest expense was $12.4 million or 1.7% of revenues for the nine months ended September 30, 2008 compared to $3.5 million or 1.6% of revenues for the nine months ended September 30, 2007.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lender’s base rate plus a margin. The average interest rate on this credit facility was 5.54% on an average balance of $44.7 million for the nine month period ending September 30, 2008 as compared to 9.15% on an average balance of $19.6 million for the nine month period ending September 30, 2007.
     Term loans payable under the Financing Agreement with Ableco Finance, LLC, bear interest at the lenders base rate plus a margin with a minimum rate of 11%. The average interest rate on this credit facility was 11.00% on an average outstanding daily balance of $65.6 million for the nine month period ending September 30, 2008 compared to 11.86% on an average daily balance of $15.7 million for the nine months ended September 30, 2007.
     Convertible notes payable of $100 million bear interest at 7% per year and were outstanding for approximately five months of the nine months ending September 30, 2008. Interest on these notes was not incurred in the nine months ended September 30, 2007 as they were entered into on May 1, 2008.
Income Taxes
     For the nine months ended September 30, 2008, the Company recognized income tax expense of $13.8 million, resulting in an effective income tax rate of approximately 34%. The decrease in our effective tax rate is the result of the net fair value adjustments to the put warrants and make-whole agreements which are not taxable for income tax purposes for income tax purposes. For the nine months ended September 30, 2007 the Company recognized income tax expense of $6.8 million, resulting in an effective income tax rate of approximately 36%. Excluding the effects of the change in fair values of financial instrument liabilities, we expect that the future effective combined federal and state tax rates will range from 36% to 40%.

Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary, until then a secondary lead smelting operation based in Tampa, Florida. The nine months ended September, 2008 and 2007 include $946,000 ($587,000 net of income taxes) and $91,000 ($57,000 net of income taxes) respectively for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant amounting to $397,000 ($246,000 net of income taxes) for the nine months ending September 30, 2008 compared to a gain of $86,000 ($54,000 net of income taxes) for the nine months ending September 30 2007. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the nine months ended September 30, 2008, our operating activities generated net cash of $10.6 million compared to net cash used of $13.3 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, operating cash was produced by net income of $23.8 million, non-cash items of depreciation and amortization of $9.2 million, $2.5 million for reserves for bad debts and vendor advances and other non-cash items of $2.0 million which were offset by a $485,000 fair value adjustment under SFAS 150 and a $26.4 million change in working capital components. The changes in working capital components include a decrease in accounts receivable of $35.3 million offset by a $7.5 million increase in inventory balances, an increase in prepaid items of $96,000 and a decrease in accounts payable, accrued expenses and income taxes payable of $1.3 million. For the nine months ended September 30, 2007, operating cash was produced by net income of $12.2 million, non-cash items of depreciation and amortization of $4.2 million, and other non-cash items of $467,000 which were offset by a $29.3 million change in working capital components and deferred income taxes of $806,000. The changes in working capital components include an increase in accounts receivable of $20.7 million due to higher sales, an $11.0 million increase in inventory balances, an increase in prepaid items of $1.8 million and a increase in accounts payable, accrued expenses and income taxes payable of $4.2 million.
     We used $114.6 million in net cash for investing activities for the nine months ended September 30, 2008 compared to using $92.6 million in net cash for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we paid $107.1 million in cash to acquire businesses, $9.3 million to purchase equipment and capital improvements, and invested $600,000 in biofuel related projects. These uses were offset by a $1.9 million reduction in restricted cash, a $438,000 change to other assets and we received $118,000 for the sale of equipment. During the nine months ended September 30, 2007, we paid $76.3 million in cash to acquire businesses, $7.9 million for purchases of equipment and capital improvements and restricted an additional $6.1 million for investments in biofuel activities and purchased a 40% interest in a biofuel processing concern for $3.6 million through our previously majority owned Beacon Energy Corp. subsidiary (formerly known as AgriFuel Co.). These amounts were offset by changes in other assets totaling $1.3 million.
     During the nine months ended September 30, 2008, we generated $118.9 million in net cash from financing activities compared to generating $105.8 million of net cash during the nine months ended September 30, 2007. For the nine months ended September 30, 2008 we generated $125.3 million from new borrowings primarily the issuance of $100.0 million in 7% convertible notes, $28.5 million from the sale of common stock and $678,000 in proceeds from the exercise of common stock options. Our former Beacon Energy subsidiary received $3.9 million for the sale of their common stock and also received $1.7 million from the sale of convertible notes. Total debt repayments totaled $35.4 million and we paid $5.8 million in debt issue costs primarily related to the $100.0 million convertible note offering. For the nine months ended September 30, 2007 we generated $34.2 million from the sale of common stock and an additional $3.6 million from the sale of common stock in our Beacon Energy Corp. subsidiary. Total debt repayments totaled $6.9 million but were offset by new borrowings of $74.2 million primarily for acquisitions made during the period. We also received $654,000 from the exercise of common stock warrants and options.
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
     On March 24, 2008, we entered into a Third Amendment the “Amendment”) to the Amended and Restated Loan and Security Agreement dated July 3, 2007, (the “Loan Agreement”) among the Company and several of its subsidiaries (the “Borrowers”) and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the institutional lenders party thereto (the “Lenders”). The Amendment provides for an increase in the maximum amount available under the Loan Agreement to $100.0 million, including $78.0 million under the revolving credit facility. The Amendment also resets the Company’s minimum “EBITDA” and maximum capital expenditure covenants. The remaining material terms of the Loan Agreement remain unchanged by the Amendment.
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
Other Matters
     Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to opine on the internal controls in place at year end. For the year ended December 31, 2007, management’s assessment, and our independent registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2007 was effective exclusive of acquisitions subsequent to January 1, 2007 which were scoped out of testing as allowed under Section 404.
     We have started to document and analyze the systems of disclosure controls and procedures and internal control over financial reporting of certain of the companies we acquired in 2007 and 2008 and integrate them within our broader framework of controls. Although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements for our newly acquired companies, we may discover areas of our internal controls that need improvement, and our management may encounter problems or delays in completing the implementation and maintenance of any such improvements necessary to make a favorable assessment of our internal controls over financial reporting for these acquired companies. We may not be able to favorably assess the effectiveness of our internal controls over financial reporting when required to do so, or our independent auditors may be unable to provide an unqualified opinion on the internal controls in place at year end. Therefore, certain of our 2007 and 2008 acquired companies may not be compliant as of December 31, 2008.
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

     Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2008, $78.3 million of our outstanding debt consisted of variable rate borrowings: $11.1million under our senior secured credit facility with Wells Fargo Foothill, Inc. and other lenders and $67.2 million pursuant to a Financing Agreement with Ableco Finance, LLC. Borrowings under these credit facilities bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either the prime rate or LIBOR will increase interest expense. We have entered into an interest rate swap contract which would mitigate our exposure to fluctuations in the interest rate on $20 million of the Wells Fargo Foothill portion of the indebtedness. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $672,000 per year, with a corresponding change in cash flows.
     Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. Recent significant declines in commodity prices will have a negative impact on future revenues. We have expanded the use of financial instruments forward sales contracts to mitigate the effects of fluctuations in commodity prices on our operating results. These transactions may limit our potential gains or expose us to loss. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our 2007 Annual Report filed with the Securities and Exchange Commission on Form 10-K. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 30, 2008 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ending September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”) closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The aggregate consideration for the purchase included a payment for net working capital subject to post-closing adjustment, a note payable to the seller, shares of Metalico redeemable common stock, and an annual payment to ACC Texas (the “Annual Earnout”) for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. In August of 2008 the Company made a good-faith advance to the seller against an Annual Earnout potentially payable for 2008 that otherwise would not have been due until 2009. The Company subsequently learned that certain items represented by the seller at closing to be collectible were not collectible, that other representations and warranties about the business we believe were materially inaccurate, and that, based on performance to date, the Annual Earnout for 2008 was unlikely to be earned. As a result, the Company has discharged American CatCon’s general manager, who was a principal of the seller, demanded return of the good-faith advance and set off the unearned payment against amounts owing under the seller’s note. The seller delivered notice of acceleration of the note and demanded payment of the outstanding balance of $2,573. The general manager, through counsel, made a wrongful termination demand for liquidated damages of approximately $250. On October 31, 2008, Metalico and American CatCon filed a petition with the American Arbitration Association against the seller, its equity holders, and its principal seeking a reduction in the purchase price pursuant to the contemplated adjustment for net working capital, payment of damages for breach of warranty and other claims, return of the unearned advance and other appropriate relief . Although a counterclaim has not been filed by ACC, in the event such claim is filed, we intend to vigorously defend any such action.
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

METALICO, INC. (Registrant)
Date: November 7, 2008	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)