Form 10-K
period 2008-12-31
METALICO INC
filed 2009-03-16
CIK 1048685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $432,500,311.

Number of shares of Common stock, par value $.001, outstanding as of March 10, 2009: 36,428,154

DOCUMENTS INCORPORATED BY REFERENCE

NONE

METALICO, INC.

FOR THE YEAR ENDED DECEMBER 31, 2008

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

Metalico, Inc. (referred to in this 10-K Report as “the Company,” “Metalico,” “we,” “us,” “our,” and similar terms) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of December 31, 2008 included twenty scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi , Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, Colliers, West Virginia, an aluminum de-ox plant located in Syracuse, New York and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, and Granite City, Illinois and a lead product distribution facility in Carson City, Nevada. The Company markets a majority of its products on a national basis but maintains several international customers.

Metalico, Inc. was originally organized as a Delaware corporation in 1997. In 1999, the original Metalico was merged into a Colorado corporation. Later that year, the surviving Colorado corporation was merged into a newly organized Delaware corporation named Metalico, Inc., which continues today as our holding company. Our common stock began trading on the American Stock Exchange (now known as NYSE Alternext) on March 15, 2005 under the symbol “MEA.”

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

SUMMARY OF BUSINESS

Scrap Metal Recycling

We have concentrated on acquiring and successfully consolidating scrap operations by initially acquiring companies to serve as platforms into which subsequent acquisitions would be integrated. We believe that through the integration of our acquired businesses, we have enhanced our competitive position and profitability of the operations because of broader distribution channels, elimination of redundant functions, greater utilization of operating assets, and improved managerial and financial resources.

We are one of the largest full-service metals recyclers in upstate and Western New York, with seven recycling facilities located in that regional market. We have expanded our regional market by acquiring scrap processing facilities in Akron, Ohio, Newark, New Jersey, Quarryville, Pennsylvania, Western Pennsylvania and Colliers, West Virginia. Our operations primarily involve the collection and processing of ferrous and non-ferrous metals. We collect industrial and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our ultimate consumers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters, aluminum recyclers and metal brokers. We acquire unprocessed scrap metals primarily in our local and regional markets and sell to consumers nationally and in Canada as well as to exporters and international brokers. We are also able to supply quantities of scrap aluminum to our aluminum recycling facility and scrap lead to our lead fabricating subsidiaries. We believe that we provide comprehensive product offerings of both ferrous and non-ferrous scrap metals.

Our platform scrap facilities in upstate New York, Akron, Ohio and Western Pennsylvania have ready access to both highway and rail transportation, a critical factor in our business. In the Pittsburgh market, we have waterfront access with barge loading and unloading capabilities. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we manufacture de-oxidizing aluminum (“de-ox”), a form of refined aluminum, for the steel industry. In May 2007, we acquired Tranzact Corporation, a recycler of molybdenum, tantalum and tungsten scrap located in Quarryville, Pennsylvania. In July 2007, we acquired a majority interest in Totalcat Group, Inc., a recycler and manufacturer of catalytic devices from which we obtain platinum, palladium and rhodium, headquartered in Newark, New Jersey. In January 2008, we acquired the assets of American CatCon, another recycler of catalytic devices, in Buda and Dallas, Texas, and Gulfport, Mississippi. In May 2008, we acquired Neville Metals, Assad Iron and Metals, Inc., Neville Recycling LLC and Platt Properties, LLC, an affiliated group of scrap metal recycling operations headquartered in Western Pennsylvania with a satellite yard in Colliers, West Virginia. These recent acquisitions have demonstrated our strategy of diversifying our metal mix, which we believe mitigates our exposure to volatile commodity prices.

Our metal recycling business has collection and processing facilities in the following locations:

Location	Number of Facilities

Buffalo, New York	1
Niagara Falls, New York	1
Lackawanna, New York (Hamburg)	1
Rochester, New York	3
Syracuse, New York	1
Newark, New Jersey	1
Akron, Ohio	1
Quarryville, Pennsylvania	1
West Chester, Pennsylvania	1
Pittsburgh/Western Pennsylvania	5
Colliers, West Virginia	1
Buda, Texas	1
Dallas, Texas	1
Gulfport, Mississippi	1

Ferrous Scrap Industry.  Our ferrous (iron-based) products primarily include sheared and bundled scrap metal and other scrap metal, such as turnings and busheling and broken cast iron. We and others in our industry anticipate that in the long-term, the demand for recycled ferrous metals will increase due to the continuing transformation of the world’s steel producers from virgin iron ore-based blast furnaces to newer, technologically advanced electric arc furnace mini-mills. The electric arc furnace process, which primarily uses recycled metal compared with the traditional steel-making process that uses significantly less recycled metal, is more environmentally sound and energy efficient. By recycling steel, scarce natural resources are preserved and the need to disrupt the environment with the mining of virgin iron ore is reduced. Further, when recycled metal is used instead of iron ore for new steel production, air and water pollution generated by the production process decreases and energy demand is reduced.

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

Platinum Group Metal Scrap Industry.  We recycle the platinum group metals (“PGMs”), platinum, palladium, and rhodium from the substrate material retrieved from the recycling of catalytic converters. We had traditionally purchased and processed catalytic converters at our existing scrap facilities on a small scale and expanded into this industry on a larger scale with the acquisitions of the Totalcat Group in July 2007 and American CatCon in January 2008. The scrap catalytic device collection market is highly fragmented and characterized by a large number of suppliers dealing with a wide range of volumes. Converters for recycling are obtained worldwide from networks of auto dismantlers, scrap yards, parts dealers, and manufacturers. The supply chain network has tended to develop regionally because the economics of collecting and distributing scrap converters to recyclers requires transportation from local scrap yards, often in small batches. Effective procurement is a key competitive strength and a significant barrier to entry as it requires significant knowledge and experience about the PGM loadings in different types of catalytic devices. The purchase price for converters is determined on the basis of PGM market prices and internal estimates of the amount of PGMs in each converter purchased. Once purchased, the converters are sorted and cut and the substrate material is removed and shipped to several third-party processors which remove the PGMs from the substrate material by means of chemical and mechanical processes. We use forward sales contracts with these substrate processors to hedge against the possibility of extremely volatile metal prices.

Lead Fabricating

Through five physical operations located in four states, we consume approximately 60 million pounds of lead metal per year that are utilized in more than one hundred different base products. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding, electronic solders, ammunition, automotive, Department of Defense contractors, and others.

Our Lead Fabricating segment has facilities in the following locations:

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

Business Strategies

Our core business strategy is to grow our scrap metal recycling business through acquisitions in existing, contiguous and new markets, and enhance our position as a high quality producer of recycled metal products through investments in state-of-the-art equipment and to improve operational density. Due to the recent economic downturn, we have temporarily curtailed our acquisition strategy and have focused our efforts on our primary operations and on protecting working capital liquidity. Scrap metal recycling represents approximately 134% and 60% of our operating income for the years ended December 31, 2008 and 2007, respectively, before corporate expenses, eliminations, impairment and other nonrecurring charges. Our ferrous and non-ferrous scrap metal recycling operations are the leading processors in their local markets. We intend to continue focusing on increasing our position as one of the largest recycled metals processors in our existing regional markets and exploring growth opportunities in contiguous and new geographic markets. In 2008, we acquired two businesses that expanded our regional presence and diversified our commodity base.

In July 2007, we diversified our commodity base by entering the platinum group metals recycling business through the acquisition of the Totalcat Group with further expansion in January 2008 with the acquisition of American Catcon. In this highly fragmented and competitive segment of the scrap industry, we will look to increase our presence in PGM recycling through internal growth and acquisition. In October 2008, we announced the addition of three individuals in key management positions to capitalize on opportunities in the industry and focus on operational efficiencies in this highly volatile market.

In May 2008, we acquired the Snyder Group, a full service metals recycling company in the Pittsburgh, Pennsylvania area comprised of two platform facilities and four feeder yards. Most notable to this acquisition was the addition of a state of the art automobile shredder providing Metalico with a strong platform to expand the volume and profitability of the ferrous component of our business.

Metalico has grown its lead fabricating business to be the largest non-battery lead fabricator in the U.S. This business does not typically require significant capital expenditures. However, we recently completed the installation of a new $5.8 million rolling mill and plant improvement project that is expected to improve productivity in our Birmingham, Alabama plant. We intend to improve cash flows and expand our market share in this business primarily by continued focus on operating efficiencies. We will attempt to reduce our largest operating expense, which is our raw material cost, by increasing the number of our suppliers of scrap and refined lead and reduce operating costs through further automation where appropriate. We intend to reduce our other operating and administrative costs through continued integration and further automation of the work flow process at our Alabama-based fabricator. In addition, we intend to grow this business through increased sales and marketing efforts.

We invested a total of $5.0 million in Beacon Energy Corp. (formerly AgriFuel Co.), a corporation organized to produce and market biofuels refined from waste vegetable oil, animal fats, and agricultural feedstocks and to invest in other biofuel producers. Beacon focuses on biodiesel within the market for biofuels, which are alternatives to petroleum-based energy sources made from natural and renewable resources like soybeans and other oil-producing plant materials as well as spent vegetable oils and animal fats from restaurants. Biofuels are clean-burning fuels containing no petroleum that can be used in blends with distillate petroleum products or independently in motor vehicles and in certain home heating systems. Biodiesel is an alternative to various oil distillate products, including diesel and certain home heating oils that can be used in a variety of diesel engines and home heating systems. The Company has been using blends ranging from 20% to 80% biodiesel (identified in the industry as B20 and B80) since June of 2005 to fuel most of the trucks and off-road heavy equipment used in its New York State operations.

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

Expand scrap metal recycling.  Through our acquisition of the Snyder Group in Pittsburgh, we obtained auto-shredding capacity and plan to continue leveraging our owned facilities through strategic tuck-in acquisitions. We continue to pursue further development our auto-shredding capabilities, either through an acquisition or internal development, in order to better compete in that segment of the scrap metal recycling industry. In addition, we intend to grow through sales and marketing and explore select joint ventures with metal processors and suppliers.

Complete value-creating acquisitions.  Our strategy is to target acquisition candidates we believe will earn after-tax returns in excess of our cost of capital. In new markets, we seek to identify and acquire platform businesses that can provide market growth and consolidation opportunities. With recent the economic downturn, we believe we will see great potential in reasonably priced strategic acquisitions that would provide significant long term value and increase market share. However, we will be dependant on tight capital markets that could make these acquisitions difficult.

Capture benefits of integration.  When we have made acquisitions, we have historically sought to capture the benefits of business integration whenever possible. For example, our aluminum smelting and recovery facility located in Syracuse, New York has consumed many of the grades of aluminum scrap that our other scrap yards process. This relationship allows these subsidiaries to take advantage of transportation efficiencies, avoid some of the processing costs associated with preparing scrap for sale to third parties, internalize pricing mark-ups and expand service to consumers. In addition, we believe we enjoy a competitive advantage over non-vertically integrated lead fabrication companies as a result of our refining capabilities within our lead fabrication operations. Our Granite City, Illinois plant has the ability to process and refine various forms of scrap lead. Typically scrap lead can be purchased, processed and refined for less cost than refined lead can be purchased from existing suppliers. Our Granite City plant has the capacity to supply Mayco with one-third of its refined lead needs on a monthly basis, subject to cost and availability of scrap lead. We also sell batteries to lead smelting operations which in turn supply lead to Mayco through tolling arrangements.

Maximize operating efficiencies.  Our goal is to continue improving operating efficiency in both business segments in order to maximize operating margins in our business. We have made significant investments in property, plant and equipment designed to make us a more efficient processor helping us to achieve economies of scale. For example, in 2008 in our Syracuse operations, we completed the extension of a rail spur into the property that will allow us to ship more metal, to reach new consumers and save freight cost. We recently upgraded our Birmingham, Alabama lead mill and plant, which is our primary lead production facility to significantly increase the plant’s overall efficiency, both in terms of manufacturing costs and utility costs. The upgraded mill became operational in the last quarter of 2008 and we are already experiencing intended efficiencies. We continue to invest in new equipment and make improvements to enhance productivity and to protect the environment such as installing oil water collectors/separators in our scrap yards.

Mitigate commodity price risk.  We strive to maintain an appropriate sales mix of ferrous and non-ferrous metal products to reduce commodity price risk. We believe that in most economic environments, a diversified scrap metal operation minimizes our exposure to fluctuations in any single metal market. Ferrous scrap metal recycling, non-ferrous scrap metal recycling and PGM recycling represent approximately 29.7%, 23.9% and 46.4%, respectively, of our scrap metal revenue for the year ended December 31, 2008 as compared to 32.7%, 53.5% and 13.8% respectively for the year ended December 31, 2007. Our non-ferrous sales are spread over five primary metals groups: aluminum, red metals, lead, high-temp alloys and noble metals group.

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

Ferrous Scrap Processing.  We prepare ferrous scrap metal for resale through a variety of methods including sorting, torching, shearing, cutting, baling, briquetting, breaking and shredding. We produce a number of differently sized and shaped products depending upon consumer specifications and market demand.

•	Sorting. After purchasing ferrous scrap metal, we inspect the material to determine how it can most efficiently be processed to maximize profitability. In some instances, scrap may be sorted and sold without further processing. We separate scrap for further processing according to its size and metallurgical composition by using conveyor systems, crane-mounted electromagnets and/or grapples.

•	Torching, Shearing or Cutting. Pieces of oversized ferrous scrap, such as obsolete steel girders and used drill pipes, which are too large for other processing, are cut with hand-held acetylene torches, crane-mounted alligator shears or stationary guillotine shears. After being reduced to specific lengths or sizes, the scrap is then sold and shipped to those consumers who can accommodate larger materials in their furnaces, such as mini-mills.

•	Block Breaking. Obsolete automotive engine blocks are broken into several reusable metal byproducts with specialized machinery that eliminates a labor-intensive process with capability to efficiently and profitably process large volumes. The machinery also includes two oil/water separation systems that partially recover energy from the process.

•	Baling. We process light-gauge ferrous metals such as clips and sheet iron, and by-products from industrial manufacturing processes, such as stampings, clippings and excess trimmings, by baling these materials into large, dense, uniform blocks. We use cranes, front-end loaders and conveyors to feed the metal into hydraulic presses, which compress the materials into cubes at high pressure to achieve higher density for transportation and handling efficiency.

•	Breaking of Furnace Iron. We process cast iron which includes blast cast iron, steel pit scrap, steel skulls and beach iron. Large pieces of iron are broken down by the impact of forged steel balls dropped from cranes. The fragments are then sorted and screened according to size and iron content.

•	Shredding. We process discarded consumer products such as vehicles and large household appliances through our shredder to separate ferrous and non-ferrous metals from waste materials. Magnets extract shredded steel and other ferrous materials while a conveyor system carries the remaining non-ferrous metals and non-metallic waste for additional sorting and grading. Shredded ferrous scrap is primarily sold to steel mini-mills seeking a higher consistency of yield and production flexibility that standard ferrous scrap does not offer.

Ferrous Scrap Sales.  We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for large consumers. Most of our consumers purchase processed ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. The price at which we sell our ferrous scrap depends upon market demand and competitive pricing, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of rail or truck transportation to the buyer. Ferrous scrap is shipped via truck and rail transportation. Ferrous scrap transported via truck is sold predominately to mills usually located in Pennsylvania, New York and metropolitan Toronto within eight hours of our recycling facilities. Ferrous scrap transported via rail can be shipped anywhere in the continental United States. Our recycling facilities ship primarily via rail to consumers in Pennsylvania, Ohio, Illinois, and Indiana. Ferrous scrap metal sales accounted for 26.2% and 23.6% of revenue for the years ended December 31, 2008 and 2007, respectively. We believe our profitability may be enhanced by our offering a broad product line to a diversified group of scrap metal consumers. Our ferrous scrap sales are accomplished through a calendar month sales program managed regionally.

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

•	Sorting. Our sorting operations separate non-ferrous scrap manually and are aided by conveyor systems and front-end loaders. In addition, many non-ferrous metals are identified and sorted by using grinders and spectrometers and by torching. Our ability to identify metallurgical composition is critical to maximizing margins and profitability. Due to the high value of many non-ferrous metals, we can afford to utilize more labor-intensive sorting techniques than are employed in our ferrous operations. We sort non-ferrous scrap for further processing and upgrading according to type, grade, size and chemical composition. Throughout the sorting process, we determine whether the material can be cost effectively processed further and upgraded before being sold.

•	Copper and Brass. Copper and brass scrap may be processed in several ways. We sort copper predominantly by hand according to grade, composition and size. We package copper and brass scrap by baling, boxing and other repacking methods to meet consumer specifications.

•	Aluminum and Stainless Steel. We process aluminum and stainless steel based on type of alloy and, where necessary, size the pieces to consumer specifications. Large pieces of aluminum or stainless steel are cut using crane-mounted alligator shears and stationary guillotine shears and are baled individually along with small stampings to produce large bales of aluminum or stainless steel. We also recover aluminum from consumer products such as vehicles and large household appliances through our shredding operations. Smaller pieces of aluminum and stainless steel are boxed individually and repackaged to meet consumer specifications.

•	Thermal Technology. The aluminum melting and recovery facility in Syracuse, New York uses a reverberatory furnace for melting various forms of aluminum scrap providing higher throughput expanded feedstock and greater recovery efficiencies.

•	Other Non-Ferrous Materials. We process other non-ferrous metals using similar cutting, baling and repacking techniques as are used to process copper and brass. Other significant non-ferrous metals we process come from such sources as molybdenum, tantalum, tungsten, titanium, brass and high-temperature nickel-based alloys which are often hand sorted to achieve maximum value.

Non-Ferrous Scrap Sales.  We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of national and international economic activity, with prices generally linked to quotations for primary metal on the London Metal Exchange or COMEX Division of the New York Mercantile Exchange. Suppliers and consumers of non-ferrous metals also use these exchanges to hedge against metal price fluctuations by buying or selling futures contracts. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. Non-ferrous scrap is shipped predominately via third-party truck to consumers generally located east of the Mississippi River. Excluding PGM material, non-ferrous metal sales accounted for 21.1% and 38.6% of total revenue for the years ended December 31, 2008 and 2007, respectively. The Company does not use futures contracts to hedge prices for its non-ferrous products.

Platinum Group Metals Operations

Platinum Group Metal Purchasing.  We generally purchase catalytic converters from wholesale sources that include local and regional core buyers and collectors. Purchasing from wholesale sources provides the volume necessary to produce enough substrate material to garner competitive advantages. These wholesalers purchase converters from auto dismantlers, service station and repair shops, auto shredders and towing operators. The purchase price for converters is determined on the basis of PGM market prices and internal estimates of the amount of PGMs in each converter purchased. The expansion of the recycling market has led to a series of increasingly sophisticated players forming the catalytic device recycling supply chain. Recycling business has tended to develop regionally as the economics of collecting and distributing scrap devices involves transportation from local scrap yards, often in small batches. We also occasionally buy converters directly from primary sources when economically feasible.

Platinum Group Metal Scrap Processing.  We recover the PGMs from scrap ceramic substrate automobile catalytic converters, scrap metal substrate automotive catalysts as well as from catalysts used in stationary and other industrial applications. The converter substrate is recovered from de-canning catalytic converters through the use of hydraulic shears or other mechanical means. Once de-canned, the converter substrate material is aggregated and shipped to several third-party processors which remove the PGMs from the substrate material by means of chemical and mechanical processes.

Platinum Group Metal Scrap Sales.  PGM sales are based on the volume and price of PGMs recovered from processing catalytic converters and form the majority of the revenues. The total PGM volumes recovered are subject to retentions by smelters and we therefore only recognize the net volumes on which its revenue is calculated. The value in PGM is significant enough that it is even profitable to recover minute particles of precious metal from the dust that ends up in the recycling plant’s air handling system. Scrap steel from the tail pipes of the exhaust sections as well as the metal casing of the catalytic converters is sold as ferrous scrap and generates revenues based on the market prices of steel. PGM sales accounted for 41.1% and 9.9% of total revenue for the years ended December 31, 2008 and 2007, respectively. The Company uses forward sales contacts with its material processing vendors to hedge against price fluctuations for its PGM contained material.

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

We occasionally face competition for purchases of unprocessed scrap from producers of steel products, such as integrated steel mills and mini-mills that have vertically integrated their current operations by entering the scrap metal recycling business. Many of these producers have substantially greater financial, marketing and other resources. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability and cost of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap, which could result in lower prices for such products.

LEAD FABRICATION

Products

We manufacture a wide variety of lead-based products through our sheet lead, shot, strip lead, and cast lead product lines. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding, electronic solders, ammunition, automotive, Department of Defense contractors, and others.

Products	Available Form	Application

Anodes	Chunk; Oval; Flat; Round; Star	Plating: Cathodic Protection; Zinc/Copper Production
Antimony Alloys	Bar; Shot; Sheet Lead	Foundry; Ammunition; Construction
Babbitt Alloys	Bar; Ingot; Wire	Bearing Assembly and Repair; Capacitor Manufacturing
Britannia Alloys	Sheet; Strip	Engraving Metal; Organ Pipe; Gasket
Came	Extruded Channel	Stained Glass Assembly and Repair
Hot Pour	Liner	Radiation Shielding
Lead Alloys	Bar; Ingot; Ribbon; Wire; Shot; Sheet; Type; Anode; Wood; Brick; Pipe;	Industrial Assembly and Repair; Stained Glass; Plumbing; Radiator; Babbitt; Pewter; Reloading
Lead Sheet	Sheet; Roll; Plate; Roof Flashings; Brick	Radiation Shielding; Sound Attenuation; Roof flashing; Storage Tanks; Shower Pans
Pewter	Bar; Ingot	Casting; Forming
Tin Alloys	Bar; Ingot; Wire; Sheet; Anode; Ribbon	Industrial Assembly and Repair
Type Metals	Bar; Ingot	Work-holding Applications; Corrosion Protection

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

Competition

Our lead fabrication facilities compete against two fabricators of similar products based in the Southwest who distribute nationally and several smaller regional producers of similar products. To a lesser extent, we also compete against products imported from South America, Canada, Europe and Asia.

Smelting

On May 31, 2006, our Gulf Coast Recycling, Inc. subsidiary (“Gulf Coast”) sold substantially all of its assets. As a result, we have exited the secondary lead smelting business.

Seasonality and other conditions

Both the Scrap Metal Recycling and Lead Fabricating segments of our business generally experience seasonal slowness in the months of July and winter months, as customers tend to reduce production and inventories and winter weather impacts construction and demolition activity. In addition, periodic maintenance shutdowns or labor disruptions at our larger customers may have an adverse impact on our operations. Our operations can be adversely affected as well by protracted periods of inclement weather or reduced levels of industrial production, which may reduce the volume of material processed at our facilities.

Employees

At March 1, 2009, we had 593 employees. Approximately 51 of our employees located at our facility in Granite City, Illinois were represented by the United Steelworkers of America and approximately 27 of our employees located at our scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Joint Board, formerly an affiliate of Unite Here. Our agreement with the United Steelworkers of America expires on March 15, 2011 and our agreement with the Joint Board expires on June 25, 2011.

A strike or work stoppage could impact our ability to operate the Granite City facility or the Akron facility. Our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees.

Recent Developments

On February 27, 2009, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of July 3, 2007 (the “Loan Agreement”), by and among the Company and certain of its subsidiaries as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto. Among other things, the Seventh Amendment provides for the prepayment of all outstanding term loans under the Loan Agreement (in an aggregate amount of approximately $10.2 million) at closing and the termination of the term loan facilities, and a reduction in the maximum amount available under the Loan Agreement’s revolving credit facility to $60.0 million, subject to a borrowing base. Interest on revolving loans is adjusted to (i) the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, (ii) the current LIBOR rate plus 3%. The Seventh Amendment also resets certain covenants, including the Company’s minimum “EBITDA,” minimum fixed charge coverage ratio, and maximum capital expenditure covenants, and permits the payments under the Financing Agreement described in the next paragraph.

On February 27, 2009, the Company also entered into Amendment No. 6 (“Amendment No. 6”) to the Financing Agreement, dated as of July 3, 2007 (the “Financing Agreement”), by and among the Company as borrower, certain of its subsidiaries as guarantors, and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto. Amendment No. 6 provides for three equal payments of $5.0 million on the outstanding term debt under the Financing Agreement, including one made at closing and two to be made by May 13, 2009 and August 12, 2009, respectively. No other principal payments are scheduled prior to maturity. Interest on the term loans is adjusted to (i) (A) the greater of 7.5% per annum and the “Reference Rate” (a rate determined by reference to the prime rate) plus (B) 6.5% or (ii) at the Company’s election, (A) the greater of 4.5% per annum and the current LIBOR rate plus (B) 9.5%. Under certain circumstances, if the Company fails to make the second or third scheduled prepayment by the specified date, each interest rate will increase by an additional 1%. Amendment No. 6 also resets certain covenants, including the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum “EBITDA,” and maximum capital expenditure covenants, adds a covenant requiring minimum “Working Assets” (defined to include values for receivables, inventory, and cash and cash equivalents) and allows for the term loan payments under the WFF Agreement described in Paragraph (a) above.

After giving effect to the Seventh Amendment and Amendment No. 6 described in the preceding two paragraphs and the term loan payments made under both on their effective date, the Company had no outstanding indebtedness under the Loan Agreement and outstanding indebtedness under the Financing Agreement in a principal amount of approximately $62.1 million, all in term loans maturing June 30, 2013 (except for the two remaining payments described above).

Segment reporting

See Note 20 to the Company’s audited financial statements for the year ended December 31, 2008, located elsewhere in this report.

Available Information

The Company makes available at no cost on its website, www.metalico.com, its reports to the Securities and Exchange Commission (the “SEC”) and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. Interested parties should refer to the Investors link on the home page of the Company’s website located at www.metalico.com. Information contained on our website is not incorporated into this report. In addition, the Company’s Code of Business Conduct and Ethics and Insider Trading Policy, the charters for the Board of Directors’ Audit Committee and Compensation Committee, and the Board’s Statement of Nominating Principles and Procedures, all of which were adopted by our Board of Directors, can be found on the Company’s website through the Corporate Governance link on the Investors page. The Company will provide these governance documents in print to any stockholder who requests them. Any amendment to, or waiver of, any provision of the Code of Ethics and any waiver of the Code of Business Conduct and Ethics for directors or executive officers will be disclosed on our website under the Corporate Governance link.

Item 1A.	Risk Factors

Set forth below are risks that we believe are material to our business operations. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

Prices of commodities we own are volatile, which may adversely affect our operating results and financial condition.

Although we seek to turn over our inventory of raw or processed scrap metals as rapidly as possible, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, have been extremely volatile and have declined significantly during the current global economic crisis and we expect this volatility to continue. Such volatility can be due to numerous factors beyond our control, including:

•	general domestic and global economic conditions, including metal market conditions;

•	competition;

•	the financial condition of our major suppliers and consumers;

•	the availability of imported finished metal products;

•	international demand for U.S. scrap;

•	the availability and relative pricing of scrap metal substitutes;

•	import duties and tariffs;

•	currency exchange rates; and

•	domestic and international labor costs.

Although we have historically attempted to raise the selling prices of our lead fabricating and scrap recycling products in response to an increasing price environment, competitive conditions may limit our ability to pass on price increases to our consumers. In addition, the current economic crisis has impacted our ability to raise prices. In a decreasing price environment, we may not have the ability to fully recoup the cost of raw materials used in fabrication and raw scrap we process and sell to our consumers.

The volatile nature of metal commodity prices makes it difficult for us to predict future revenue trends as shifting international and domestic demand can significantly impact the prices of our products, supply and demand for our products and effect anticipated future results. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. We use forward sales contracts with PGM substrate processors to hedge against extremely volatile PGM metal prices. In the event our hedging strategy is not successful, our operating margins and operating results can be materially and adversely affected. In addition, the volatility of commodity prices, and the resulting unpredictability of revenues and costs, can adversely and materially affect our operating margins and other results of operations.

The profitability of our scrap recycling operations depends, in part, on the availability of an adequate source of supply.

We depend on scrap for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap waiting for higher prices. In addition, the slowdown in industrial production and consumer consumption in the U.S. during the current economic crisis has reduced and is expected to continue to reduce the supply of scrap metal available to us. If an adequate supply of scrap metal is not available to us, we would be unable to recycle metals at desired volumes and our results of operations and financial condition would be materially and adversely affected.

The cyclicality of our industry could negatively affect our sales volume and revenues.

The operating results of the scrap metals recycling industry in general, and our operations specifically, are highly cyclical in nature. They tend to reflect and be amplified by general economic conditions, both domestically and internationally. Historically, in periods of national recession or periods of slowing economic growth, the operating results of scrap metals recycling companies have been materially and adversely affected. For example, during recessions or periods of slowing economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. As a result of the current economic crisis in the United States and throughout the world and major cutbacks in the automotive and construction industries, we have experienced significant fluctuations in supply, demand and pricing for our products, which has materially and adversely affected our results of operations and financial condition. Our ability to withstand the significant economic downturn we are currently experiencing and those we may encounter in the future will depend in part on our levels of debt and equity capital, operating flexibility and access to liquidity.

The volatility of the import and export markets may adversely affect our operating results and financial condition.

Our business may be adversely affected by increases in steel imports into the United States which will generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals domestically. Our operating results could also be negatively affected by strengthening or weakening in the US dollar. US dollar weakness provides some support to prices of commodities that are denominated in US dollars but with large non-US consumption and cost bases. For example, appreciation in the Chinese and Indian currencies have increased marginal costs of aluminum and iron ore production, thereby increasing the underlying cost basis for prices. Export markets, including Asia and in particular China, are important to the scrap metal recycling industry. Weakness in economic conditions in Asia and in particular slowing growth in China, could negatively affect us further.

The volatility of lead pricing may impact our ability to sell product.

Our lead fabricating facilities may be adversely impacted by increases or decreases in lead pricing. Changing lead markets may impact our ability to secure the volume of raw materials needed at pricing considered sustainable before driving consumers to substitute products. Disruptions in domestic or foreign lead refining capacity could impact our ability to secure enough raw materials to meet production requirements. Increases in the cost of lead could reduce the demand for lead products by making nonlead-bearing alternatives more cost attractive. Continued economic weakness in the U.S. and abroad will continue to negatively impact demand for our products.

An impairment in the carrying value of goodwill or other acquired intangibles could negatively affect our operating results and net worth.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by our management at least annually for impairment. Events and conditions that could result in impairment include changes in the industries in which we operate, as well as competition, a significant product liability or environmental claim, or other factors leading to reduction in forecasted sales or profitability. At December 31, 2008, our market capitalization did not exceed total shareholders’ equity, which is one of many factors that are considered when determining goodwill impairment, and it required us to incur a significant charge for impairment. As such, we recorded an impairment charge of $36.3 million to goodwill and $22.8 million to other intangibles for the year ending December 31, 2008. Going forward, if, upon performance of an impairment assessment, it is determined that such assets are impaired, additional impairment charges may be recognized by reducing the carrying amount and recording a charge against earnings. If current economic and equity market conditions persist, it is possible that we could have additional material impairment charges against earnings in a future period.

Our significant indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

As of December 31, 2008, we had $184.7 million of total debt outstanding, before the application of cash and cash equivalents of $63.0 million available for repayment of such indebtedness. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments, we will incur additional indebtedness in the future. We anticipate our debt service payment obligations during the next twelve months, to be approximately $46.2 million, comprised of principal coming due within the next twelve months of $30.9 million plus interest of $15.3 million on our total debt outstanding. As of December 31, 2008, approximately $77.8 million of our debt accrued interest at variable rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Based on actual amounts outstanding as of December 31, 2008, if the interest rate on our variable rate debt were to increase by 1%, our annual debt service payment obligations would increase by approximately $106,000 due to certain minimum interest rate terms on certain variable rate debt balances. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:

•	general domestic and global economic conditions, including metal market conditions;

•	a substantial portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;

•	we have increased vulnerability to adverse general economic and metals recycling industry conditions; and

•	we are vulnerable to higher interest rates because interest expense on borrowings under our credit agreement is based on margins over a variable base rate.

From time to time, we have relied on borrowings under our credit facility and from other lenders to acquire other businesses and to operate our business. However, many financial institutions have been adversely impacted by the current financial crisis and, as a result, have ceased or reduced the amount of lending they have made available to their customers. As a result, we may have insufficient availability under our existing credit facility or the ability to borrow from other lenders to acquire additional businesses and to operate our business.

Our indebtedness contains covenants that restrict our ability to engage in certain transactions and failure to comply with the terms of such indebtedness could result in a default that could have material adverse consequences for us.

Under our financing agreements, we are required to satisfy specified financial covenants, including minimum EBITDA covenants and maximum capital expenditure covenants. Although we are currently in compliance with the covenants and satisfy our financial tests, we have in the past been in technical default under our certain of our loan facilities, all of which had been waived. We have recently adjusted our covenants to protect against noncompliance and repaid some of our outstanding term debt. Our ability to comply with these specified financial covenants may be affected by general economic and industry conditions, which have continued to deteriorate, as well as market fluctuations in metal prices and other events beyond our control. In particular, due to current economic conditions, we do not know if we will be able to satisfy all such covenants in the future. Our breach of any of the covenants contained in the agreements governing our indebtedness, including our loan agreements, could result in a default under such agreements. In the event of a default, a lender could elect not to make additional loans to us, could require us to repay some of our outstanding debt prior to maturity, and/or to declare all amounts borrowed by us, together with accrued interest, to be due and payable. In the event that this occurs, we would likely be unable to repay all such accelerated indebtedness.

We have pledged substantially all of our assets to secure our borrowings and are subject to covenants that may restrict our ability to operate our business.

Any indebtedness that we incur under our existing credit facilities is secured by substantially all of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditors to satisfy our obligations to the secured creditors.

We may not generate sufficient cash flow to service all of our debt obligations.

Our ability to make payments on our indebtedness and to fund our operations depends on our ability to generate cash in the future. Our future operating performance is subject to market conditions and business factors that are beyond our control, including the current economic crisis which has had a significant adverse effect on our operating performance. We might not be able to generate sufficient cash flow to pay the principal and interest on our debt. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt. The terms of our debt, including the security interests granted to our lenders, might not allow for these alternative measures, and such measures might not satisfy our scheduled debt service obligations. In addition, in the event that we are required to dispose of material assets or restructure or refinance our debt to meet our debt obligations, we cannot assure you as to the terms of any such transaction or how quickly such transaction could be completed.

We may seek to make acquisitions that may prove unsuccessful or strain or divert our resources.

We continuously evaluate potential acquisitions. We may not be able to complete any acquisitions on favorable terms or at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

•	the diversion of our management’s attention from our everyday business activities;

•	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business, including managing such acquired businesses either through our senior management team or the management of such acquired business; and

•	the need to expand management, administration, and operational systems.

If we make such acquisitions we cannot predict whether:

•	we will be able to successfully integrate the operations and personnel of any new businesses into our business;

•	we will realize any anticipated benefits of completed acquisitions; or

•	there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with environmental liabilities undiscovered at the time of acquisition.

In addition, future acquisitions by us may result in:

•	potentially dilutive issuances of our equity securities;

•	the incurrence of additional debt;

•	restructuring charges; and

•	the recognition of significant charges for depreciation and amortization related to intangible assets.

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

Our lead fabricating operations compete against two fabricators of similar products in the Southwest who distributes nationally, and several smaller regional producers of competing products across much of our product line. To a lesser extent, we also compete against products imported from Central and South America, Canada, Europe and Asia. To the extent that one or more of our competitors becomes more successful with respect to any key factor, or new competition enters our markets, our ability to attract and retain consumers could be materially and adversely affected.

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

We depend on an uninterrupted supply of natural gas in our de-ox and lead fabricating facilities. Supply for natural gas depends primarily upon the number of producing natural gas wells, wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and access to dependable methods of delivery. The level of these activities is primarily dependent on current and anticipated natural gas prices. Many factors, such as the supply and demand for natural gas, general economic conditions, political instability or armed conflict in worldwide natural gas producing regions and global weather patterns including natural disasters such as hurricanes affect these prices. Natural gas prices have become very volatile. Additional prolonged substantial increases would have an adverse effect on the costs of operating our facilities and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our consumers. We purchase most of our electricity and natural gas requirements in local markets for relatively short periods of time. As a result, fluctuations in energy prices can have a material adverse effect on the costs of operating our facilities and our operating margins and cash flow.

The loss of any member of our senior management team or a significant number of our managers could have a material adverse effect on our ability to manage our business.

Our operations depend heavily on the skills and efforts of our senior management team, including Carlos E. Agüero, our Chairman, President and Chief Executive Officer, Michael J. Drury, our Executive Vice-President, and the other employees who constitute our executive management team. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. We have employment agreements with Messrs. Agüero and Drury and certain other members of our management team that expire in December 2009. However, there can be no assurance that we will be able to retain the services of any of these individuals. We face intense competition for qualified personnel, and many of our competitors have greater resources than we have to hire qualified personnel. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our ability to manage our business.

The concentration of our consumers and our exposure to credit risk could have a material adverse effect on our results of operations and financial condition.

Sales to our ten largest consumers represented approximately 55.4% of consolidated net sales for the year ended December 31, 2008 and 28.7% of consolidated net sales for the year ended December 31, 2007. Sales to our largest consumer represented approximately 30.0% of consolidated net sales for the year ended December 31, 2008 and 8.4% of consolidated net sales for the year ended December 31, 2007. In connection with the sale of our products, we generally do not require collateral as security for consumer receivables. We have significant balances owing from some consumers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of those receivables. The loss of a significant consumer or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

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

Environmental legislation and regulations have changed rapidly in recent years, and it is possible that we will be subject to even more stringent environmental standards in the future. For these reasons, future capital expenditures for environmental control facilities cannot be predicted with accuracy; however, if environmental control standards become more stringent, our compliance expenditures could increase substantially. Due to the nature of our lead fabricating and scrap metal recycling businesses, it is likely that inquiries or claims based upon environmental laws may be made in the future by governmental bodies or individuals against us and any other scrap metal recycling entities that we may acquire. The location of some of our facilities in urban areas may increase the risk of scrutiny and claims. We cannot predict whether any such future inquiries or claims will in fact arise or the outcome of such matters. Additionally, it is not possible to predict the amounts of all capital expenditures or of any increases in operating costs or other expenses that we may incur to comply with applicable environmental requirements, or whether these costs can be passed on to consumers through product price increases.

Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but that have been found to affect the environment and to create public rights of action for environmental conditions and activities. As is the case with lead fabricating and scrap metal recycling businesses in general, if damage to persons or the environment has been caused, or is in the future caused, by hazardous materials activities of us or our predecessors, we may be fined and held liable for such damage. In addition, we may be required to remedy such conditions and/or change procedures. Thus, liabilities, expenditures, fines and penalties associated with environmental laws and regulations might be imposed on us in the future, and such liabilities, expenditures, fines or penalties might have a material adverse effect on our results of operations and financial condition.

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

As of March 1, 2009, approximately 51 of our employees located at our facility in Granite City, Illinois were represented by the United Steelworkers of America and approximately 27 of our employees located at our scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Joint Board, formerly an affiliate of Unite Here. Our agreement with the United Steelworkers of America expires on March 15, 2011 and our agreement with the Joint Board expires on June 25, 2011. Although we are not aware at this time of any current attempts to organize other employees of ours, our employees may organize in the future. If we are unable to successfully renegotiate the terms of the contracts governing our employees currently or in the future or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be materially and adversely affected.

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

Risks Relating To Our Common Stock

We do not expect to pay any dividends for the foreseeable future. Our stockholders may never obtain a return on their investment.

We have never declared or paid dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future. Instead, we anticipate that all our earnings, if any, in the foreseeable future will be used to finance the operation and growth of our business. In addition, our ability to pay dividends to holders of our capital stock is limited by our senior secured credit facilities, term notes and our outstanding convertible notes. Any future determination to pay dividends on our common stock is subject to the discretion of our Board of Directors and will depend upon various factors, including, without limitation, our results of operations and financial condition.

Our certificate of incorporation, our bylaws, Delaware law and certain instruments binding on us contain provisions that could discourage a change in control.

Some provisions of our certificate of incorporation and bylaws, as well as Delaware law, may be deemed to have an anti-takeover effect or may delay or make more difficult an acquisition or change in control not approved by our Board of Directors, whether by means of a tender offer, open market purchases, a proxy contest or otherwise. These provisions could have the effect of discouraging third parties from making proposals involving an acquisition or change in control, although such a proposal, if made, might be considered desirable by a majority of our stockholders. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management team without the concurrence of our Board of Directors. In addition, our outstanding convertible notes and certain of our warrants also contain change in control provisions that could discourage a change in control.

We have incurred and will continue to incur significant increased costs in order to assess our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission, or SEC, require us to include this assessment and attestation in our Annual Report on Form 10-K for each of our fiscal years.

We have incurred and will continue to incur significant increased costs in maintaining compliance with existing subsidiaries, implementing and testing controls at recently acquired subsidiaries and responding to the new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may have to invest in additional accounting and software systems. We have been and may continue to be required to hire additional personnel and to use outside legal, accounting and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

The market price of our common stock has declined significantly and may continue to be volatile and our stock price may decline further.

The market price of our common stock has declined significantly in recent months and it may continue to be volatile. We cannot predict the price at which our common stock will trade in the future and it may continue to decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting our industries, the performance of each of our business segments, our capital structure (including the amount of our indebtedness), general economic, industry and market conditions, especially in light of the current economic crisis in the United States and elsewhere, the depth and liquidity of the market for our common stock, fluctuations in metal prices, investor perceptions of our business and us, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other Risk Factors discussed in this prospectus.

Future sales of our common stock, including sales of our common stock acquired upon the exercise of outstanding options or warrants or upon conversion of our outstanding convertible notes, may cause the market price of our common stock to decline.

We had 36,428,154 shares of common stock outstanding as of March 10, 2009. In addition, as of March 10, 2009, options to purchase an aggregate of 1,632,509 shares of our common stock were outstanding, of which 918,427 were vested. All remaining options will vest over various periods ranging up to a three-year period measured from the date of grant. As of March 10, 2009, the weighted-average exercise price of the vested stock options was $6.14. As of March 10, 2009, we also had warrants to purchase an aggregate of 1,424,231 shares of common stock outstanding, at an average exercise price of $12.88 per share and convertible notes in the principal amount of $100 million outstanding, which are convertible at a price of $14.00 per share. The convertible notes and certain of our warrants contain “weighted average” anti-dilution protection which provides for an adjustment of the conversion price of the notes and the exercise price of the warrants in the event that we issue shares of our common stock or securities convertible or exercisable for shares of our common stock at a price below the conversion price of the notes or the exercise price of such warrants. The amount of any such adjustment will depend on the price such securities are sold at and the number of shares issued or issuable in such transaction. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions and financings, including financings under this prospectus, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

Our scrap processing facilities have specialized equipment for processing various types and grades of scrap metal, which may include: grapples and magnets and front-end loaders to transport and process both ferrous and non-ferrous scrap, crane-mounted alligator or stationary guillotine shears to process large pieces of scrap, wire stripping and chopping equipment, balers and torch cutting stations. Processing operators transport inbound and outbound scrap on a fleet of rolloff trucks, dump trucks, stake-body trucks and lugger trucks.

A significant portion of our outbound ferrous scrap products are shipped in rail cars generally provided by the railroad company which services seven of the Company’s scrap locations.

Fabrication facilities include shot towers, rolling mills of various sizes, extrusion presses, mold casting lines and refining kettles used to process and make a variety of lead-based products.

The following table sets forth information regarding our principal properties:

		Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned

Metalico, Inc. 186 North Ave. East Cranford, NJ	Corporate Headquarters	6,190	N/A	Leased(1)
Mayco Industries, Inc.	Office/ Lead Product Fabrication and	96,183	7.5	Owned
18 West Oxmoor Rd. Birmingham, AL	Manufacturing and Storage
19 West Oxmoor Rd. Birmingham, AL	Warehouse	75,000	1.7	Leased(2)
Metalico Buffalo, Inc. 127 Fillmore Ave. Buffalo, NY	Office/Scrap Processor/ Metal Storage	312,966	24	Owned
Metalico Granite City, Inc. 1200 16th St. Granite City, IL	Office/ Lead Product Fabrication	180,570	12.5	Owned
Metalico Rochester, Inc.	Office/Scrap Processor/Metal Storage	74,175	12.7	Owned
1515 Scottsville Rd.
Rochester, NY	Office/Scrap Processor/Metal Storage	27,500	3.2	Owned
d/b/a Diversified 50 Portland Ave. Rochester, NY
West Coast Shot, Inc.	Office/ Lead Product Fabrication/ Storage	6,225	1.5	Owned
32 Red Rock Rd. Carson City, NV
Metalico Transport, Inc. 1951 Hamburg Turnpike Lackawanna, NY	Office/Scrap Handling/ Rail Sittings for Transshipping/Storage	28,992	12	Leased(3)
Metalico Aluminum Recovery, Inc.	Office/ Scrap Handling/	108,000	22	Owned
6443 Thompson Rd. Dewitt, NY	Aluminum Melting/ De-Ox Production/Storage
1951 Hamburg Turnpike Lackawanna, NY	Storage	81,550	2	Leased(4)
Metalico Niagara, Inc. 2133 Maple Ave. Niagara Falls, NY	Office/Scrap Processor/ Metal Storage	4,050	1	Leased(5)

		Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned

Santa Rosa Lead Products, Inc.	Office/ Lead Product	14,000	1.5	Leased(6)
33 So. University St. Healdsburg, CA	Fabrication and Storage
33 Healdsburg Ave. Healdsburg, CA	Warehouse	2,070	N/A	Leased(7)
3949 Guasti Rd. Ontario, CA	Office/Production/Storage	6,160	N/A	Leased(8)
Metalico Transfer, Inc. 150 Lee Road Rochester, NY	Office/ Waste Transfer Station	35,000	5	Owned
Totalcat Group, Inc. 2-20 E. Peddie Street Newark, NJ	Office/Catalytic Converter Processor/ Material Storage	22,000	N/A	Leased(9)
901 South Bolmar St. West Chester, PA	Office/ Production/ Material Storage	8,160	N/A	Leased(10)
Metalico Akron, Inc	Office/Scrap Processor/ Metal Storage	6,660	10.3	Owned
888 Hazel Street Akron, OH
943 Hazel Street Akron, OH	Scrap Processor/ Metal Storage	34,350	19.7	Owned
Tranzact, Inc. 1185 Lancaster Pike Quarryville, PA	Office/ Scrap Processor/ Metal Storage	12,000	2.7	Leased(11)
American CatCon, Inc.	Office/Catalytic Converter Processor/	30,000	10	Leased(12)
17401 Interstate Highway 35 Buda, TX	Material Storage
4577 Mint Way Dallas, TX	Office/Catalytic Converter Processor/ Material Storage	6,664	N/A	Leased(13)
10123 Southpark Drive Gulfport, MS	Office/Catalytic Converter Processor/ Material Storage	10,000	2.5	Owned
Metalico Pittsburgh, Inc.	Office/ Scrap Processor/ Metal Storage	751,878	17.26	Owned
3100 Grand Avenue Neville Township, PA
3400 Grand Avenue Neville Township, PA	Office/ Scrap Processor/ Metal Storage	247,734	5.68	Owned
996 Brownsville Road Fayette City, PA	Office/ Scrap Processor/ Metal Storage	80,136	1.84	Owned
1093 Fredonia Road Hadley, PA	Office/ Scrap Processor/ Metal Storage	5,096	4.92	Owned
1046 Brownsville Road Fayette City, PA	Office/ Scrap Processor/ Metal Storage	19,705	10.67	Owned
Harmon Creek Road Brooke County, WV	Office/ Scrap Processor/ Metal Storage	5,050	3.28	Owned
96 Oliver Road Uniontown, PA	Office/ Scrap Processor/ Metal Storage	4,000	18.6	Leased(14)

(1)	The lease on our corporate headquarters expires June 30, 2009, subject to an automatic renewal clause for three successive three-year periods that is effective unless we give notice at least 180 days prior to the then-effective termination date. No such notice has been given. The current annual rent is $136,180.

(2)	The lease currently expires December 31, 2009. The lessor may terminate at any time on thirty days’ written notice. The annual rent was $36,000 for the year ending December 31, 2008 and is $39,000 for the year ending December 31, 2009.

(3)	This is a month to month lease at $3,500 a month that includes access to 750 feet of railroad.

(4)	The lease expires April 30, 2009. The annual rent was $216,151 for the year ending December 31, 2008 and the current monthly rent is $18,189.

(5)	The lease currently expires October 31, 2010. We have rights to renew for two consecutive terms of five additional years. The annual rent is $30,000. We also have an option to purchase the underlying premises for a price to be determined. The option expires upon the expiration of the term of the lease, including any renewal terms.

(6)	The lease expires September 30, 2009. The current monthly rent is $8,400 and the annual rent is $100,800.

(7)	We occupy a portion of the premises on a month-to-month lease for a monthly rent of $761.

(8)	The lease currently expires July 31, 2010. Monthly rent is $5,132 through July 31, 2008, thereafter $5,337 through July 31, 2009, and thereafter $5,551 through July 31, 2010.

(9)	The lease expires March 31, 2010. The annual rent is $152,460.

(10)	The lease expires August 14, 2011. The annual rent was $60,955 through August 14, 2008; $62,750 through August 14, 2009; $64,627 through August 14, 2010; and $66,585 through the expiration date. We have the right, with at least nine months prior written notice to the landlord, to extend the lease for two additional three-year terms.

(11)	The lease expires May 31, 2012 with an option to renew for one five-year period. The annual rent for the initial term is $84,000. Annual rent for renewal term is $96,600. Renewal is automatic unless tenant sends written notice not less than six months prior to expiration of first term.

(12)	The lease expires January 31, 2013. The annual rent is $366,323. Tenant has the right, with at least ninety days prior written notice to the landlord, to extend the lease for one additional five-year term. Annual rent for each year in the renewal term would increase in accordance with increases in the Consumer Price Index. Tenant also holds an option to purchase the premises.

(13)	The lease expires June 30, 2010. The annual rent was $17,993 through June 30, 2008 and $18,659 through June 30, 2009.

(14)	The lease expires April 30, 2018. The annual rent is $34,000.

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

In March 2005, our Gulf Coast Recycling, Inc. subsidiary (“Gulf Coast”), previously located in Tampa, Florida, received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. Gulf Coast retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (“PRP’s”) in addition to Gulf Coast. Effective October 3, 2006, EPA, Gulf Coast, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and EPA, Gulf Coast, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. The remediation of the Jernigan Site has been substantially completed at a cost to date of $3.3 million.

Gulf Coast is a party to four other consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.

Substantially all of Gulf Coast’s assets, including its real property interests, were sold on May 31, 2006 and Gulf Coast is no longer responsible for on-site or adjacent remediation or monitoring.

On July 12, 2006, Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (“NIMCO”) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the “NIMCO Asset Purchase Agreement”). Under the terms of the NIMCO Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. An amended complaint was filed January 8, 2007. A second amended complaint was filed in April of 2007 specifying damages, a third amended complaint was filed in March of 2008 deleting the claim for specific performance, and a fourth amended complaint was filed in March of 2009 deleting a claim for a declaratory judgment that the NIMCO Asset Purchase Agreement was still in effect. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment.

On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”) closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The aggregate consideration for the ACC Texas purchase included a payment for net working capital subject to post-closing adjustment, a note payable to the ACC Texas seller, shares of Metalico redeemable common stock, and annual payments to ACC Texas (the “Annual Earnout”) for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. In August 2008, the Company made a good-faith advance to the seller against an Annual Earnout potentially payable for 2008 that otherwise would not have been due until 2009. The Company subsequently learned that certain items represented by the seller at closing to be collectible were not collectible, that other representations and warranties about the business it believes were materially inaccurate, and that, based on performance to date, the Annual Earnout for 2008 was unlikely to be earned. As a result, the Company discharged American CatCon’s general manager, who was a principal of the seller, demanded return of the good-faith advance and set off the unearned payment against amounts owing under the seller’s note. The seller delivered notice of acceleration of the note and demanded payment of the outstanding balance of approximately $2.6 million. The general manager, through counsel, made a wrongful termination demand for damages of approximately $325,000. On October 31, 2008, Metalico and American CatCon filed a petition with the American Arbitration Association against the seller, its equity holders, and its principal seeking a reduction in the purchase price pursuant to the contemplated adjustment for net working capital, payment of damages for breach of warranty and other claims, return of the unearned advance and other appropriate relief. The respondents in the arbitration filed an answer November 21, 2008 denying the Company’s claims and counterclaiming for breach of the general manager’s employment agreement and an amended answer January 8, 2009 largely asserting additional defenses. On January 28, 2009, the Company received a demand for redemption of half of the redeemable common stock in the amount of $2.0 million, which the Company declined to honor pending the outcome of the dispute. The respondents then filed a second amended answer February 11, 2009 counterclaiming for the Company’s failure to honor the redemption demand. We intend to pursue our claims in this action and to defend vigorously all counterclaims.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trading in our common stock commenced on the American Stock Exchange (now known as NYSE Alternext) on March 15, 2005 under the symbol “MEA.” The table below sets forth, on a per share basis for the period indicated, the high and low closing sale prices for our common stock as reported by NYSE Alternext.

	Price Range
	High	Low

Year End December 31, 2008
First Quarter	$13.00	$8.80
Second Quarter	$18.44	$9.71
Third Quarter	$17.60	$5.00
Fourth Quarter	$5.35	$1.27
Year End December 31, 2007
First Quarter	$5.12	$4.36
Second Quarter	$8.51	$4.56
Third Quarter	$9.34	$6.34
Fourth Quarter	$12.86	$8.57

The closing sale price of our common stock as reported by NYSE Alternext on March 5, 2009 was $1.64.

In November 2008, we issued an additional 312,112 shares of common stock to the sellers of the Snyder Group in consideration of the decline in our stock price as well as other items of consideration valued at $544,000 and to satisfy certain obligations under our purchase agreement with such sellers. We issued this stock in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The issuance of these securities was without the use of an underwriter.

Holders

As of March 5, 2009, there were 333 holders of record of our common stock, 17 holders of warrants to purchase our common stock, and 119 holders of stock options exercisable for shares of our common stock.

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

Shareholder Performance

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the Standard & Poor’s Iron and Steel Industry Index Group from March 15, 2005, the first day of public trading of our common stock on the American Stock Exchange (now known as NYSE Alternext), through December 31, 2008. The graph assumes that $100 was invested in the Company’s Common Stock and each index on March 15, 2005, and that all dividends were reinvested.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

Comparison of Cumulative Total Return

Item 6.	Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

The selected historical financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 2008, 2007 and 2006 and the selected balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected income statement data for the years ended December 31, 2005 and 2004 and the selected balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
	($ thousands, except share data)

Selected Income Statement Data:
Revenue	$818,195	$334,213	$207,655	$155,237	$104,754

Costs and expenses
Operating expenses	756,099	278,256	170,090	126,150	82,959
Selling, general and administrative expenses	30,146	20,315	13,772	11,492	8,521
Impairment charges	59,043	—	—	—	—
Depreciation and amortization	12,864	6,279	3,890	3,589	2,391

	858,152	304,850	187,752	141,231	93,871

Operating income (loss)	$(39,957)	$29,363	$19,903	$14,006	$10,883

Income (loss) from continuing operations	$(42,430)	$15,671	$11,619	$6,933	$6,986
Discontinued operations	(1,230)	(918)	(1,291)	(1,344)	(322)

Net income (loss)	$(43,660)	$14,753	$10,328	$5,589	$6,664

Earnings (Loss) per common share:
Basic:
Income (loss)from continuing operations	$(1.21)	$0. 54	$0. 46	$0.29	$0.39
Discontinued operations, net	(0.04)	(0.03)	(0.05)	(0.06)	(0.02)

Net income (loss)	$(1.25)	$0.51	$0.41	$0.23	$0.37

Diluted:
Income from continuing operations	$(1.21)	$0.53	$0.45	$0.29	$0.31
Discontinued operations, net	(0.04)	(0.03)	(0.05)	(0.06)	(0.02)

Net income	$(1.25)	$0.50	$0.40	$0.23	$0.29

Weighted Average Common Shares Outstanding:
Basic	35,136,316	29,004,254	24,922,942	24,133,406	16,021,575

Diluted	35,136,316	29,338,751	26,016,562	24,317,088	22,856,379

Selected Balance Sheet Data:
Total Assets	$340,293	$269,570	$118,407	$101,437	$92,963
Total Debt (Including Current Maturities)	$184,709	$95,103	$18,502	$29,318	$31,835
Redeemable Preferred and Common Stock	$4,000	$—	$—	$1,000	$1,200
Stockholders’ Equity	$112,972	$124,017	$73,713	$55,011	$45,500

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We operate in twenty-five locations primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”) and (ii) product manufacturing, fabricating, and refining of lead and other metals (“Lead Fabricating”). The Scrap Metal Recycling segment includes twenty scrap metal recycling facilities located in New York, New Jersey, Ohio, Pennsylvania, Texas, Mississippi, and West Virginia, and an aluminum de-ox plant located in Syracuse, New York.

The Lead Fabricating segment includes five lead fabrication and recycling plants located in Birmingham, Alabama; Healdsburg and Ontario, California; Granite City, Illinois and a lead distribution facility in Carson City, Nevada.

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

The critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in Note 1 to the Consolidated Financial Statements located elsewhere in this filing.

RESULTS OF OPERATIONS

The Company is divided into two industry segments: Scrap Metal Recycling, which breaks down into three general product categories, ferrous, non-ferrous and platinum group metals, and Lead Fabricating.

The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabricating segment ($, pounds and tons in thousands):

	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
		Net			Net			Net
	Weight	Revenues	%	Weight	Revenues	%	Weight	Revenues	%

Scrap Metal Recycling
Ferrous metals (weight in tons)	439.7	$214,680	26.2	286.0	$78,699	23.6	199.0	$43,506	21.0
Non-ferrous metals (weight in lbs.)	128,038	172,715	21.1	88,055	129,032	38.6	74,508	85,532	41.1
Platinum group metals (weight in lbs.)	7,929	336,330	41.1	970	33,163	9.9	—	—	—

Total Scrap Metal Recycling		723,725	88.4		240,894	72.1		129,038	62.1

Lead Fabricating (weight in lbs.)	55,492	89,346	10.9	61,686	93,319	27.9	79,178	78,617	37.9
Other	—	5,124	0.7	—	—	—	—	—	—

Total Revenue		$818,195	100.0		$334,213	100.0		$207,655	100.0

The following table sets forth information regarding average Metalico selling prices for the past eight quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average	Average
	Ferrous	Non-Ferrous	PGM	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb	Price per lb.

December 31, 2008	$329	$1.11	$20.92	$1.34
September 30, 2008	$536	$1.36	$39.32	$1.53
June 30, 2008	$555	$1.41	$50.51	$1.73
March 31, 2008	$379	$1.39	$44.35	$1.78
December 31, 2007	$278	$1.55	$33.57	$1.98
September 30, 2007	$278	$1.44	$35.09	$1.67
June 30, 2007	$233	$1.50	n\a	$1.30
March 31, 2007	$252	$1.33	n\a	$1.23

The year 2008 was a year of extremes. During the first half of the year, strong emerging market demand, supply bottlenecks and rapidly rising investor demand pushed the prices of many commodities to historically high levels. In early July, however, as the severity of the U.S. slowdown and the ripple effects it was having on global growth became increasingly apparent, the significant price increases rapidly reversed course.

The results of the Scrap Metal Recycling segment operations depend in large part upon demand and prices for recycled metals in world markets and steel products in the Northeastern United States. Industrial metal prices increased sharply in the first quarter of 2008 on strong demand from emerging markets, particularly China. Brazil, Russia, India and China (the “BRIC” countries) have made an increasingly large contribution to world gross domestic product growth since 2003. Supply disruptions and rising costs also provided support to industrial metal prices in the first half of this year. Power disruptions in South Africa, Latin America and China since the beginning of 2008 have been notable examples, affecting in particular aluminum production. High oil prices and freight rates provided further support to industrial metals prices over the first half of 2008. Oil and freight prices have subsequently fallen sharply from their record highs. Industrial metal prices have dropped sharply since mid 2008 with renewed financial market turmoil triggering global recession fears. Global demand in industries with relatively intensive metals usage — particularly automotive and housing — has deteriorated in developed markets and slowed in most developing countries.

Ferrous recyclers saw steep price declines in the latter part of 2008 after record high prices mid-year. Steelmakers reacted to soft second-half demand for finished steel products and reduced fourth quarter steelmaking schedules or moved up maintenance outages.

Prices for non-ferrous metals reached record levels in 2008 and fell sharply in the second half of 2008 on fears of a prolonged recession due in part to the world-wide credit crisis.

The global economic downturn resulted in lower automobile demand, which in turn resulted in falling consumption and prices of “PGM” material in the second half of the year. The desire for an alternative fuel, both for automobiles and to power homes, has led to a large global public and private effort to develop fuel cell technology. Platinum is the catalyst used in fuel cells to convert hydrogen and oxygen to electricity.

The Lead Fabricating segment was impacted by the price of lead. Prices for refined lead also began to drop in the second half of 2008 and continued to decline until year end, reflective of global demand that weakened during the same period. The average North American Producer and London Metal Exchange cash prices in September were nearly 30% lower than they were at the beginning of 2008. Use of lead worldwide was estimated to have increased by about 5% in 2008, driven primarily by strong economic growth in the information technology, telecommunications, and transportation sectors in China.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated net sales increased by $484.0 million, or 145%, to $818.2 million in the year ended December 31, 2008, compared to consolidated net sales of $334.2 million in the year ended December 31, 2007. Acquisitions during the year ending December 31, 2008 added $465.2 million to consolidated net sales. Excluding acquisitions, the Company reported increases in average metal selling prices representing $38.8 million. The higher average selling prices were offset by a $20.0 million decrease attributable to lower selling volume.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales increased by $136.0 million, or 173%, to $214.7 million in the year ended December 31, 2008, compared to ferrous sales of $78.7 million in the year ended December 31, 2007. Acquisitions during the year ending December 31, 2008 added $118.4 million to ferrous sales. Excluding acquisitions, ferrous sales increased by $17.6 million. The increase in ferrous sales was attributable to higher average selling prices totaling $37.0 million which was offset by a reduction in volume sold of 70,500 tons amounting to $19.4 million. The average selling price for ferrous products was approximately $488 per ton for the year ended December 31, 2008 compared to $275 per ton for the year ended December 31, 2007.

Non-Ferrous Sales

Non-ferrous sales increased by $43.7 million, or 33.9%, to $172.7 million in the year ended December 31, 2008, compared to non-ferrous sales of $129.0 million in the year ended December 31, 2007. Acquisitions during the year ending December 31, 2008 added $46.3 million to non-ferrous sales. Excluding acquisitions, non-ferrous sales decreased by $2.6 million. The decrease in non-ferrous sales was attributable to a decrease in average selling prices amounting to $7.1 million but was offset by an increase in volume totaling $4.5 million. The average selling price for non-ferrous products was approximately $1.35 per pound for the year ended December 31, 2008 compared to $1.47 per pound for the year ended December 31, 2007.

Platinum Group Metal Sales

Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals, platinum, palladium, and rhodium. PGM sales increased $303.1 million, or 913%, to $336.3 million for the year ended December 31, 2008, compared to $33.2 million for the year ended December 31, 2007. Acquisitions added $295.4 million to PGM sales for the year ended December 31, 2008. Excluding acquisitions PGM sales increased $7.7 million. The increase in PGM sales resulted from $4.3 million of additional volume sold and higher average selling prices totaling $3.4 million. Including acquisitions, the average selling price for PGM material was approximately $42.42 per pound for the year ended December 31, 2008 compared to $34.17 per pound for the year ended December 31, 2007, an increase of approximately 24.1%. Total PGM sales volumes amounted 7.9 million pounds for the year ended December 31, 2008, including 6.8 million pounds sold by new acquisitions, compared to 970,000 pounds for the year ended December 31, 2007.

Lead Fabricating

Sales

Lead fabrication sales decreased by $4.0 million, or 4.3%, to $89.3 million in the year ended December 31, 2008 compared to lead fabrication sales of $93.3 million in the year ended December 31, 2007. The decrease was due to lower volume sold totaling $9.5 million but was offset by higher average selling prices amounting to $5.5 million. The average selling price for lead fabricated products was approximately $1.61 per pound for the year ended December 31, 2008, compared to $1.51 per pound for the year ended December 31, 2007, an increase of approximately 6.6%.

Operating Expenses

Operating expenses increased by $477.8 million, or 172%, to $756.1 million for the year ended December 31, 2008 compared to operating expenses of $278.3 million for the year ended December 31, 2007. Acquisitions in the year ended December, 2008 added $426.5 million to the increase in operating expenses. Excluding acquisitions, the increase in operating expenses was due to a $48.4 million increase in the cost of purchased metals, which included $7.8 million in inventory write downs to market value, and a $2.9 million increase in other operating expenses. These operating expense changes include increases in energy costs of $1.5 million, equipment and vehicle maintenance and repair expenses of $997,000, production and fabricating supplies of $413,000, environmental control expenses of $333,000, rent and occupancy costs of $238,000 and waste and disposal fees of $234,000, freight charges of $226,000 and other operating expenses of $1.0 million. These costs were offset by reductions in freight charges of $1.4 million from reduced ferrous shipments in non-acquisition subsidiaries and wages and benefits of $424,000.

Selling, General and Administrative

Selling, general and administrative expenses increased by $9.8 million, or 48.3%, to $30.1 million for the year ended December 31, 2008, compared to $20.3 million for the year ended December 31, 2007. Acquisitions during the year ending December 31, 2008 added $7.0 million to selling, general, and administrative expenses. Excluding acquisitions, increases in selling, general and administrative costs include wages and benefits of $1.7 million, professional and consulting expenses of $632,000 and other selling general and administrative costs of $468,000.

Impairment charges

Due to the current economic environment, changes to the Company’s operating results and forecasts, and a significant reduction in the Company’s market capitalization, the carrying value of the Company’s goodwill and certain of its other long-lived assets exceeded their respective fair value at December 31, 2008. As a result of the goodwill and other long-lived asset impairment testing required by SFAS Statements No. 142 and No. 144, we recorded impairment charges of $36.3 million to goodwill and charges of $22.8 million for other intangible assets for the year ending December 31, 2008. If current economic and equity market conditions persist, it is possible that we could have additional material impairment charges against earnings in a future period. No impairment charges were required for the year ending December 31, 2007.

Depreciation and Amortization

Depreciation and amortization expenses increased by $6.5 million to $12.8 million, or 1.6% of sales, for the year ended December 31, 2008, compared to $6.3 million, or 1.9% of sales, for the year ended December 31, 2007. Acquisitions during the year ended December 31, 2008 added $5.2 million to depreciation and amortization. Excluding acquisitions, the remaining $1.3 million increase in depreciation expense is due to additions to property and equipment made in the preceding twelve months.

Operating Income (Loss)

Operating income (loss) for the year ended December 31, 2008 decreased by $69.3 million, or 236%, to a loss of $39.9 million compared to operating income of $29.4 million for the year ended December 31, 2007. Impairment charges contributed $59.0 million to the decrease in operating income. Acquisitions added $22.4 million in operating income for the year ended December 31, 2008. Excluding acquisitions, operating income decreased by $32.7 million. The decreases in operating income were incurred in the following segments; Lead fabricating $21.1 million, Scrap metal recycling $8.5 million and the remaining $3.1 million in corporate and other.

Financial and Other Income/(Expense)

Interest expense was $17.4 million, or 2.1% of sales, during the year ended December 31, 2008, compared to $5.9 million, or 1.8% of sales, during the year ended December 31, 2007. The increase in interest expense during 2008 was the result of higher average outstanding debt balances. In 2008, we issued $117.2 million in new debt to acquire businesses.

Other income for the year ending December 31, 2008, includes income of $6.7 million to adjust the put warrant liability offset by expense of $4.7 million to adjust the make-whole agreement to their respective fair values in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The warrants were issued in connection with common stock offering in April 2008 and the $100 million convertible note offering in May 2008. The obligation for make-whole agreements was issued in connection with the Pittsburgh acquisition on May 1, 2008. The warrants and make-whole agreements were not outstanding in the year ending December 31, 2007.

We also recorded a $3.4 million loss for our 36.6% share of Beacon Energy’s loss for the period beginning July 1, 2008 (the date of deconsolidation) and ending December 31, 2008. For the year ending December 31, 2007 and for January 1 through June 30, 2008, Beacon was included in consolidated results and included in operating income (loss).

Income Taxes

For the year ended December 31, 2008, we recognized income tax benefit of $15.5 million, resulting in an effective income tax rate of approximately 27%. For the year ended December 31, 2007, we recognized income tax expense of $8.7 million, resulting in an effective income tax rate of approximately 36%. The Company’s tax benefit in the year ending December 31, 2008 is primarily the result of operating losses incurred in the period.

Minority Interest in Losses of Subsidiaries

The minority interest in losses of consolidated subsidiaries for the year ending December 31, 2008 includes $344,000 representing 53% of the net losses on Beacon Energy for the period beginning January 1, 2008 and ending on June 30, 2008, the date of deconsolidation. On June 30, 2008, Beacon Energy Corp. ceased to be a consolidated subsidiary resulting from a reduction in the Company’s ownership percentage. The year ending December 31, 2008 also includes $69,000 representing 50% of the net loss of a joint venture operation acquired with the Totalcat acquisition in July of 2007 and accounted for on the equity method. For the year ending December 31, 2007, minority interests include $366,000 representing 47% of the net loss of Beacon Energy Corp. for the year end December 31, 2007 and. The year ended December 31, 2007 also includes $9,000 representing 50% of the net income of a joint venture operation acquired with the Totalcat acquisition in July of 2007 and accounted for on the equity method.

Discontinued Operations

For the year ended December 31, 2008, we recorded a loss from discontinued operations of $1.2 million, compared to a discontinued operations loss for the year ended December 31, 2007 of $918,000. Discontinued operations consist of environmental maintenance and response costs for the Jernigan site in Seffner, Florida and certain other offsite remediation in the vicinity of Gulf Coast’s former smelting facility and environmental monitoring costs related to a former secondary lead smelting and refining plant in College Grove, Tennessee.

Environmental expenses at the former Gulf Coast and College Grove facilities amounted to $907,000 and $322,000 net of income taxes respectively for the year ending December 31, 2008 compared to $949,000 and a gain of $31,000 on the sale of scrapped equipment net of income taxes respectively at the former Gulf Coast and College Grove facilities.

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

Non-Ferrous Sales

Non-ferrous sales, inclusive of platinum group metals, increased by $76.7 million, or 89.7%, to $162.2 million in the year ended December 31, 2007, compared to non-ferrous sales of $85.5 million in the year ended December 31, 2006. Acquisitions during the year ending December 31, 2007 added $61.4 million to non-ferrous sales. Excluding acquisitions, the increase in non-ferrous sales was attributable to an increase in average selling price amounting to $14.4 million and an increase in volume of $869,000. The average selling price for non-ferrous products was approximately $1.82 per pound for the year ended December 31, 2007 compared to $1.15 per pound for the year ended December 31, 2006.

Lead Fabricating

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

Operating Expenses

Operating expenses increased by $108.2 million, or 63.6%, to $278.3 million for the year ended December 31, 2007 compared to operating expenses of $170.1 million for the year ended December 31, 2006. Acquisitions in the year ended December, 2007 added $73.3 million to the increase in operating expenses. Excluding acquisitions, the increase in operating expenses was due to a $34.1 million increase in the cost of purchased metals and a $751,000 increase in other operating expenses. These operating expense changes include increases in energy costs of $786,000, wages and benefits of $298,000 and freight charges of $226,000. These costs were offset by reductions in insurance costs of $194,000 and other operating cost reductions of $365,000.

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

Financial and Other Income/(Expense)

Interest expense was $5.9 million, or 1.8% of sales, during the year ended December 31, 2007, compared to $2.2 million or 1.1% of sales, during the year ended December 31, 2006. The increase in interest expense during 2007 was the result of higher average outstanding debt balances. In 2007, we issued $69.7 million in new debt to acquire businesses.

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

Discontinued Operations

For the year ended December 31, 2007, we recorded a discontinued operations loss of $918,000, compared to a discontinued operations loss for the year ended December 31, 2006 of $1.3 million. On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary (“Gulf Coast”), until then a secondary lead smelting operation based in Tampa, Florida. During the years ended December 31, 2006 and 2005, the Company has reclassified the operating losses of Gulf Coast to discontinued operations totaling $474,000, net of income taxes and $515,000, net of income taxes respectively. During the year ended December 31, 2007, the Company recorded a $907,000 charge, net of income taxes in the fourth quarter of 2007 for increases in estimated remediation and response costs for the Jernigan site in Seffner, Florida. During the year ended December 31, 2006, the Company recorded a $560,000 gain, net of income taxes, on the sale of substantially all of the assets of Gulf Coast. The year ended December 31, 2006 also includes a charge of $881,000, net of income taxes, for the environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida. The Company will continue to incur environmental maintenance and response costs for certain other offsite remediation in the vicinity of Gulf Coast’s former smelting facility and environmental monitoring costs related to a former secondary lead smelting and refining plant in College Grove, Tennessee plant.

QUARTERLY FINANCIAL INFORMATION

	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	3/31/2007	6/30/2007	9/30/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008
	(Unaudited)
	(In thousands, except share and per share data)

Selected Income Statement Data:
Revenue	$51,752	$66,765	$102,127	$113,569	$170,548	$295,062	$288,043	$64,542

Costs and expenses
Operating expenses	41,762	54,957	84,215	97,322	148,248	249,692	274,397	83,762
Selling, general and administrative expenses	3,699	4,202	5,782	6,632	7,154	11,804	3,592	7,596
Impairment Charges	—	—	—	—	—	—	—	59,043
Depreciation and amortization	1,097	1,385	1,667	2,130	2,027	3,494	3,305	4,038

	46,558	60,544	91,664	106,084	157,429	264,990	281,294	154,439

Operating Income(Loss)	$5,194	$6,221	$10,463	$7,485	$13,119	$30,072	$6,749	$(89,897)

Income(loss) from continuing operations	$3,168	$3,684	5,345	$3,474	$6,474	$8,496	9,707	$(67,107)
Discontinued operations	(60)	62	(5)	(915)	(405)	(385)	(43)	(397)

Net Income (Loss)	$3,108	$3,746	$5,340	$2,559	$6,069	$8,111	$9,664	$(67,504)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.12	$0.14	$0.17	$0.11	$0.20	$0.24	$0.27	$(1.85)
Discontinued operations, net	—	—	—	(0.03)	(0.01)	(0.01)	—	(0.01)

Net income (loss)	$0.12	$0.14	$0.17	$0.08	$0.19	$0.23	$0.27	$(1.86)

Diluted:
Income(loss)from continuing operations	$0.12	$0.14	$0.17	$0.11	$0.20	$0.23	$0.25	$(1.85)
Discontinued operations, net	—	—	—	(0.03)	(0.01)	(0.01)	—	(0.01)

Net income (loss)	$0.12	$0.14	$0.17	$0.08	$0.19	$0.22	$0.25	$(1.86)

Weighted Average Common Shares Outstanding:
Basic	26,131,752	26,491,063	31,613,959	31,690,477	32,339,468	35,810,875	36,086,982	36,281,432

Diluted	26,438,340	26,896,334	31,890,886	32,081,362	32,787,293	41,057,092	43,679,145	36,281,432 (a)

(a)	Because the Company reported a net loss in the quarter ended December 31, 2008, the calculation of diluted loss per share for those years does not include stock options, warrants and convertible notes as they are anti-dilutive, resulting in a reduction of loss per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of December 31, 2008 ($ in thousands):

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Debt Obligations(1)	$181,503	$29,061	$292	$35,000	$117,150
Capital Lease Obligations(2)	4,803	1,836	2,292	515	160
Operating Lease Obligations	2,956	1,235	1,427	147	147
Letters of Credit	3,210	3,210	—	—	—
Environmental Obligations	1,609	92	374	127	1,016

Total	$194,081	$35,434	$4,385	$35,789	$118,473

(1)	Approximately 42% of debt obligations as of December 31, 2008 required accrued interest at a variable rate (the lender’s base rate plus a margin). The remaining 58% of debt obligations as of December 31, 2008 required accrued interest at fixed rates (9% or less). Interest expense for 2009 is estimated to approximate $15.3 million calculated by multiplying the outstanding note balance by the note’s applicable interest rate at December 31, 2008. Interest expense for 2009 and thereafter will increase or decrease based on the amount of outstanding borrowings and fluctuations in market based interest rates. Maturities are inclusive of amendments made subsequent to December 31, 2008 as described below.

(2)	Includes capital leases and installment notes.

Cash Flows

During the year ended December 31, 2008, we generated $58.7 million in our operating activities compared to $8.0 in net cash used for the year ended December 31, 2007. During the year ended December 31, 2008, net loss of $43.7 million was offset by net non-cash items totaling $73.7 million and changes in working capital of $28.6 million. Non-cash items included $59.0 million of impairment charges to goodwill and other intangibles, $13.6 million in depreciation and amortization, $7.8 million in inventory markdowns to market value, $6.2 million in reserve allowances for uncollectible receivables and vendor advances and $3.4 million for our share of Beacon Energy’s loss. These positive non-cash items were offset by $16.3 million in deferred income taxes. Changes for reduction in working capital items include $24.5 million for reductions in inventory, $23.8 million in reduced accounts receivable balances and $309,000 for reductions in prepaid and other items. These working capital items were offset by $20.0 million in reductions in accounts payable and accrued expenses. During the year ended December 31, 2007, net income of $14.8 million and net non-cash items totaling $6.8 million, comprised primarily of depreciation and amortization, were offset by a $29.6 million change in components of working capital. The changes in working capital included an increase in accounts receivable of $15.1 million due to higher sales, an increase in inventories of $17.2 due to higher commodity prices and a $1.9 million increase in prepaid expenses. These items were offset by a $4.6 million increase in accounts payable and accrued expenses. During the year ended December 31, 2006, our operating activities generated net cash of $11.7 million. For the year ended December 31, 2006 net income of $10.3 million, noncash items primarily consisting of depreciation and amortization of $4.4 million, stock based compensation of $370,000, an impairment loss of $823,000 on property previously held for sale and other non-cash items totaling $81,000 were partially offset by $1.0 million in gains on the sale of discontinued operations and property and equipment, deferred income taxes of $1.3 million and an increase of $2.0 million due to changes in components of working capital comprised of an increase in inventories of $6.4 million due to increased commodity prices and prepaid items of $1.0 million. These working capital increases were offset by a $5.4 million increase in payable and accrued expenses.

We used $116.3 million in net cash for investing activities during the year ended December 31, 2008 compared to using net cash of $94.9 million during the year ended December 31, 2007. During the year ended December 31, 2008 we paid $107.2 million in cash to acquire businesses, $11.1 million for purchases of equipment and capital improvements and invested $600,000 in biofuel related projects. These uses were offset by a 1.9 million reduction in restricted cash, a $600,000 change to other assets and we received $118,000 for the sale of equipment. During the year ended December 31, 2007 we paid $75.8 million in cash to acquire businesses, $11.6 million for purchases of equipment and capital improvements and restricted an additional $6.1 million for investments in biofuel activities and purchased a 40% interest in a biofuel processing concern for $3.6 million through Beacon Energy Corp. These amounts were offset by changes in other assets totaling $2.2 million. During the year ending December 31, 2006, we used $13.4 million in net cash for investing activities. We purchased property and equipment totaling $9.9 million and other assets of $1.2 million. We also restricted $9.0 million for investments in biofuels derived from our investment of $2.5 million for a 46.8% interest in Beacon Energy Corp. and $6.5 million from the proceeds of the sale of stock in Beacon to minority interests. These investments were offset by $6.0 million in proceeds from the sale of our Gulf Coast Recycling subsidiary and $725,000 in proceeds from the sale of other property and equipment.

During the year ended December 31, 2008, we generated $117.3 million from financing activities compared to generating $104.8 million of net cash during the year ended December 31, 2007. For the year ending December 31, 2008, we generated $125.3 million from new borrowings primarily the issuance of $100.0 million in 7% convertible notes, $28.5 million from the sale of common stock and $677,000 in proceeds from the exercise of common stock options. Our former Beacon Energy subsidiary received $3.9 million for the sale of its common stock and also received $1.7 million from the sale of convertible notes. Debt repayments totaled $37.1 million and we paid $5.8 million in debt issue costs primarily related to the $100.0 million convertible note offering. During the year ended December 31, 2007 we generated $104.8 million from financing activities comprised of $77.7 in proceeds from new borrowings, $34.2 million in proceeds for the issuance of Metalico common stock, both used primarily to acquire businesses, an additional $3.6 million in proceeds from the sale of Beacon Energy common stock and $858,000 in proceeds from the exercise of options and warrants to purchase common stock. These amounts were offset by $8.8 million in principal payments on debt and $2.6 million of debt issue costs incurred. During the year ended December 31, 2006 we generated $1.4 million from financing activities comprised of $6.5 million in proceeds from the sale of Beacon Energy common stock, $4.3 million in proceeds from new borrowings and $1.3 million in proceeds from the sale of Metalico common stock. These amounts were offset by $10.7 million in net loan repayments.

The credit agreement with Wells Fargo Foothill (“Foothill”), as agent, and other lenders (the “Loan Agreement”), consisted as of December 31, 2008 of senior secured credit facilities in the aggregate amount of $100 million, including a $78 million revolving line of credit, an $8 million machinery and equipment Term A loan facility, a $2 million capital expenditure Term B loan facility, and a $12 million equipment finance Term C loan facility. The revolving line accrued interest at the Base Rate (a rate determined by reference to the prime rate) plus .25% (effective rate of 3.5% and 7.5% at December 31, 2008 and 2007 respectively) or, at the Company’s election, the current LIBOR rate plus 2%. (an effective rate of 6.9% at December 31, 2007). No revolver balance was outstanding at December 31, 2008. Each of the Term Loans A and B accrued interest at the Base Rate plus .5% (an effective rate of 3.75% and 7.75% at December 31, 2008 and 2007, respectively) or, at our election, the current LIBOR rate plus 2.25% (an effective rate of 3.21% and 7.42% at December 31, 2008 and 2007 respectively). The Term C loan facility accrued interest at the Base Rate plus .25% (an effective rate of 3.5% and 7.5% at December 31, 2008 and 2007 respectively) or, at our election, the current LIBOR rate plus 2.25% (an effective rate of 5.04% at December 31, 2008. No Term C balance was outstanding at December 31, 2007).

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

On February 27, 2009, the Company entered into an amendment (the “Foothill Amendment”) to the Loan Agreement. Among other things, the Foothill Amendment provides for the prepayment of all outstanding term loans under the Loan Agreement (in an aggregate amount of approximately $10.2 million) and the termination of the term loan facilities, and a reduction in the maximum amount available under the agreement’s revolving credit facility to $60 million, subject to a borrowing base. Interest on revolving loans is adjusted to (i) the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, (ii) the current LIBOR rate plus 3%. The Foothill Amendment also resets certain covenants, including the Company’s minimum EBITDA, minimum fixed charge coverage ratio, and maximum capital expenditure covenants, and permits the payments under the Financing Agreement described below.

On July 3, 2007, we entered into a Financing Agreement with Ableco Finance, LLC (“Ableco”) for two term loans in the respective amounts of $32 million and $18 million, both maturing in six years. On January 25, 2008, we entered into an amendment to the Financing Agreement providing for an additional term loan in the amount of $17.1 million, also maturing in six years. Obligations under the agreement are guaranteed by certain of the Company’s subsidiaries. Each loan accrued interest at (a) (i) the greater of 7.5% per annum or the Reference Rate (a rate determined by reference to the prime rate) plus (ii) 3.5% or (b) at the Company’s election, the greater of 4.5% per annum or the current LIBOR rate plus 6.5% (effectively 11.00% at December 31, 2008). Pursuant to the Financing Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc.

On February 27, 2009, the Company also entered into an amendment (the “Ableco Amendment”) to the Financing Agreement. The Ableco Amendment provides for three equal payments of $5.0 million on the outstanding term debt under the Financing Agreement, including one made at closing and two to be made by May 13, 2009 and August 12, 2009, respectively. No other principal payments are scheduled prior to maturity. Interest on the term loans is adjusted to (i) (A) the greater of 7.5% per annum and the “Reference Rate” (a rate determined by reference to the prime rate) plus (B) 6.5% or (ii) at the Company’s election, (A) the greater of 4.5% per annum and the current LIBOR rate plus (B) 9.5%. Under certain circumstances, if the Company fails to make the second or third scheduled prepayment by the specified date, each interest rate will increase by an additional 1%. The Ableco Amendment also resets certain covenants, including the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum EBITDA, and maximum capital expenditure covenants, adds a covenant requiring minimum “Working Assets” (defined to include values for receivables, inventory, and cash and cash equivalents) and allows for the term loan payments under the Foothill agreement described above.

After giving effect to the Foothill Amendment and the Ableco Amendment described in the preceding paragraphs and the term loan payments made under both on their effective date, the Company had no outstanding indebtedness under the Loan Agreement and outstanding indebtedness under the Financing Agreement in a principal amount of approximately $62.1 million, all in term loans maturing June 30, 2013 (except for the two remaining payments described above).

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of our common stock (“Note Shares”). The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes under certain circumstances, and (ii) an optional redemption right exercisable by the Company beginning on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.

The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make whole provisions upon a change of control, (iii) “weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversary of the date of issuance of the Notes whereby the Note Purchasers would receive the present value (using a 3.5% discount rate) of the interest they would have earned should their Notes so converted had been outstanding from such forced conversion date through the sixth anniversary of the date of issuance of the Notes, and (v) a debt incurrence covenant which would limit the ability of the Corporation to incur debt, under certain circumstances. The transactions contemplated by the Securities Purchase Agreement closed May 1, 2008. We received stockholder approval for the right to issue more than 20% of our outstanding common stock pursuant to the terms of the Notes at our annual meeting of stockholders on June 24, 2008 in accordance with certain rules of the American Stock Exchange (now known as NYSE Alternext).

As of December 31, 2008, we had approximately $34.5 million of borrowing availability under our revolving credit facility.

Future Capital Requirements

We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash on hand, cash generated from operations, supplemented by borrowings available under the credit agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets to restructure current debt and for possible acquisitions.

In an effort to preserve working capital resources, the Company has reduced its workforce by 25% from its peak in June 2008 to compensate for lower operating activity, implemented Company wide wage reductions and reduced other employee benefit programs, concentrated on turning inventories rapidly, tightened customer credit terms and pursued more aggressive collection efforts.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Beacon Energy Investment

On December 8, 2006, the Company acquired an interest in Beacon Energy Corp. (“Beacon”), a Delaware corporation formerly known as AgriFuel Co., pursuant to an Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 (the “Series A Stockholder Agreement”) setting forth the terms and conditions under which the investors named in the Series A Stockholder Agreement (the “Purchasers”) bought stock in Beacon. The Company and the Purchasers subsequently entered into an amendment to the Stockholder Agreement (the “Amendment”) dated as of August 22, 2007 and, in connection with additional cash investments by the Company and several of the Purchasers, a Series B Stock Subscription Agreement and Stockholder Agreement dated as of August 22, 2007 (the “Series B Stockholder Agreement” and, along with the Series A Stockholder Agreement, each a “Stockholder Agreement”). To date, we have invested $5.0 million in Beacon and as of December 31, 2008 we owned 36.6% of Beacon’s common stock.

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

Under the terms of its initial subscription agreements, certain third-party purchasers of Beacon stock were granted a right to sell their respective holdings in Beacon to the Company unless, among other alternatives, Beacon completed a listing arrangement through a reverse merger with a public shell by July 31, 2008. The repurchase obligation was terminated on June 30, 2008, when Beacon consummated a reverse merger to become a subsidiary of Beacon Energy Holdings, Inc. (“Beacon Holdings”), a public shell, and all stockholders of Beacon exchanged their interests in Beacon for stock of Beacon Holdings. As of December 31, 2008, the Company owned 36.6% of the outstanding stock of Beacon Holdings and, as a result, is no longer presenting the Company’s investment, now in Beacon Holdings, as a consolidated entity in the accompanying balance sheet as of December 31, 2008. The consolidated statement of income for the year ending December 31, 2008 includes Beacon as a consolidated entity through June 30, 2008, the date of deconsolidation. Reference should be made to Note 1 of the accompanying consolidated financial statements located elsewhere in this filing. For information regarding the new accounting treatment for our investment in Beacon Holdings.

Acquisitions

On January 25, 2008, our Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”), closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”). The aggregate purchase price including a payment for inventory in excess of a predetermined amount was approximately $33.3 million comprised of cash in the amount of $25.3 million a note payable to the seller of $3.9 million, 500,000 shares of Metalico common stock valued at $4.0 million and an assumption of specified debt of $154,000. American CatCon is also scheduled to make annual payments to ACC Texas for the years 2009, 2010, and 2011 if the acquired assets perform over a predetermined income level during such periods.

On May 1, 2008, the Company’s Metalico Pittsburgh, Inc. (formerly known as Metalico Neville, Inc.), Metalico Neville Realty, Inc. and Metalico Colliers Realty, Inc. subsidiaries (collectively “Pittsburgh”) closed a purchase of substantially all the assets, including real property, of the Snyder Group, a family-owned multi-yard fully integrated scrap metal recycling operation in Western Pennsylvania and West Virginia. The aggregate purchase price was $77.5 million plus a payment for working capital in excess of a predetermined amount and closing costs totaling $4.6 million for an aggregate purchase price of $82.1 million comprised of cash of $73.8 million and 622,222 shares of Metalico common stock totaling $8.3 million representing fair market value at the date of the acquisition. The acquisition was financed with a portion of the proceeds from the private placement of $100 million in 7% convertible notes issued on May 1, 2008 as further described below. On November 13, 2008, Metalico issued an additional 312,112 shares of common stock to the sellers in consideration of the decline in the Company’s stock price as well as other items of consideration valued at $544,000.

Subsidiary Investments

On February 12, 2008, Beacon, at that time a subsidiary, entered into an Asset Purchase Agreement with Smithfield Bioenergy for the purchase of all of Smithfield’s biodiesel operation assets for approximately $9.8 million. The agreement contains certain closing date adjustments for inventory (both raw materials and finished product) and customary terms and conditions. The obligations of Smithfield have been guaranteed by Smithfield Foods Inc. The transaction closed on May 15, 2008.

Contingencies

In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“Gulf Coast”) received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. Gulf Coast retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (“PRP’s”) in addition to Gulf Coast. Effective October 3, 2006, EPA, Gulf Coast, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and EPA, Gulf Coast, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. Gulf Coast retained a consulting firm to perform the remediation at a cost of approximately $3.3 million, for both portions of the Jernigan Site. At December 31, 2008, the remediation project was substantially completed. The Company estimates future maintenance costs for the Jernigan Site at $753,000. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.

On July 12, 2006, Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (“NIMCO”) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. An amended complaint was filed in January of 2007. A second amended complaint was filed in April of 2007 specifying damages, a third amended complaint was filed in March of 2008 deleting the claim for specific performance, and a fourth amended complaint was filed in March of 2009 deleting a claim for a declaratory judgment that the Asset Purchase Agreement was still in effect. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment.

On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”), closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The aggregate consideration for the ACC Texas purchase included a payment for net working capital subject to post-closing adjustment, a note payable to the ACC Texas seller, shares of Metalico redeemable common stock, and annual payments to ACC Texas (the “Annual Earnout”) for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. In August of 2008 the Company made a good-faith advance to the seller against an Annual Earnout potentially payable for 2008 that otherwise would not have been due until 2009. The Company subsequently learned that certain items represented by the seller at closing to be collectible were not collectible, that other representations and warranties about the business it believes were materially inaccurate, and that, based on performance to date, the Annual Earnout for 2008 was unlikely to be earned. As a result, the Company discharged American CatCon’s general manager, who was a principal of the seller, demanded return of the good-faith advance and set off the unearned payment against amounts owing under the seller’s note. The seller delivered notice of acceleration of the note and demanded payment of the outstanding balance of approximately $2.6 million. The general manager, through counsel, made a wrongful termination demand for damages of approximately $325,000. On October 31, 2008, Metalico and American CatCon filed a petition with the American Arbitration Association against the seller, its equity holders, and its principal seeking a reduction in the purchase price pursuant to the contemplated adjustment for net working capital, payment of damages for breach of warranty and other claims, return of the unearned advance and other appropriate relief. The respondents in the arbitration filed an answer November 21, 2008 denying the Company’s claims and counterclaiming for breach of the general manager’s employment agreement and an amended answer January 8, 2009 largely asserting additional defenses. On January 28, 2009, the Company received a demand for redemption of half of the redeemable common stock, which the Company declined to honor pending the outcome of the dispute. The respondents then filed a second amended answer February 11, 2009 counterclaiming for the Company’s failure to honor the redemption demand. We intend to pursue our claims in this action and to defend vigorously all counterclaims.

In connection with the acquisition of Metalico Akron Inc. on July 3, 2007, the Company is required to make an annual payment to the sellers for the fiscal years 2007, 2008, and 2009 if the acquired assets perform over a predetermined income level during such periods. When such payments are made, it will increase the total purchase price and be recorded as an increase to goodwill. At December 31, 2008, the Company recorded a liability of $5.3 million for the anticipated payment to be made based on Metalico Akron’s year ending December 31, 2008 performance. For the year ending December 31, 2007 no such payment was required.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2008, $77.8 million of our outstanding debt consisted of variable rate borrowings: $10.6 million under our senior secured credit facility with Wells Fargo Foothill, Inc. and other lenders and $67.2 million pursuant to a Financing Agreement with Ableco Finance, LLC. Borrowings under these credit facilities bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. The financing agreement with Ableco provided for a minimum interest rate of 11.0% on the outstanding balances. Any increase in either the prime rate or LIBOR will increase interest expense. We have entered into an interest rate swap contract which would mitigate our exposure to fluctuations in the interest rate on $20 million of the Wells Fargo Foothill portion of the indebtedness. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $106,000 per year due to certain minimum interest rate terms on certain variable rate debt balances, with a corresponding change in cash flows.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and import and export markets can be volatile.” We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices.

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

There were no changes in or disagreements with accountants during 2008.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for the acquired business listed in the table below. The financial statements of this business, acquired during 2008, constitute the percentages of total assets, revenues, and net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Further discussion of this acquisition can be found in Note 2 to our consolidated financial statements. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

		% of Total	% of Total	% of Total
Acquired Businesses	Date of Acquisition	Assets	Revenues	Net Loss

Metalico Pittsburgh, Inc.	May 1, 2008	20%	11%	16%

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders
Metalico, Inc.

We have audited Metalico, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, management has excluded Metalico Pittsburgh, Inc. from its assessment of internal control over financial reporting as of December 31, 2008, because it was acquired by the Company in a purchase business combination in the second quarter of 2008. We have also excluded Metalico Pittsburgh, Inc. from our audit of internal control over financial reporting. Metalico Pittsburgh, Inc. is a wholly owned subsidiary whose total assets, revenue and net loss represent approximately 20%, 11% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion.

Peoria, Illinois
March 16, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The directors and executive officers, their ages, positions held and duration as director as of April 15, 2008, are as follows:

			Director
Name	Age	Position and Offices	Since

Carlos E. Agüero	56	Chairman, President, Chief Executive Officer and Director	1997
Michael J. Drury	52	Executive Vice President and Director	1997
Earl B. Cornette(1)	83	Director	1997
Bret R. Maxwell(1,2,3)	50	Director	1997
Walter H. Barandiaran(1,2,3)	56	Director	2001
Paul A. Garrett(2,3)	62	Director	2005
Arnold S. Graber	55	Executive Vice President, General Counsel and Secretary
Eric W. Finlayson	50	Senior Vice President and Chief Financial Officer

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

(3)	Member of Nominating Committee.

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

Carlos E. Agüero, age 56, founded Metalico in August 1997 and has served as its Chairman of the Board, President and Chief Executive Officer since that time. From 1990 to 1996, he held the positions of President, Chief Executive Officer and a director of Continental Waste Industries, which he founded in 1990 and helped guide through more than thirty acquisitions and mergers. Continental commenced trading on the NASDAQ National Market in 1993 and was acquired by Republic Industries in 1996. Mr. Agüero is also the chairman and a director of Beacon Energy Holdings Corp. (“Beacon”), a corporation organized to produce and market biodiesel within the larger biofuels sector and to invest in other biodiesel producers. We currently own 36.6% of the outstanding common stock of Beacon Energy Holdings, which trades on the OTC Bulletin Board.

Michael J. Drury, age 52, has been an Executive Vice President since our founding in August 1997 and a Director since September 1997. He served as our Secretary from March 2000 to July 2004. From 1990 to 1997, Mr. Drury was Senior Vice President, Chief Financial Officer and a director of Continental Waste Industries. He has a degree in accounting and is experienced in acquisition development, investor relations, operations and debt management.

Earl B. Cornette, age 83, has been a Director since September 1997. Since 1995, Mr. Cornette has been President of EBC Consulting, Inc., a consulting firm in the lead and environmental industries based in Palm Harbor, Florida. From 1990 to 1995, Mr. Cornette was Chairman of the board of directors of Schuylkill Holdings Corporation, a secondary lead smelter. From 1989 to 1997, Mr. Cornette was Chairman of the Association of Battery Recyclers, an organization composed of secondary lead smelting companies dedicated to sound recycling practices and good environmental controls. From 1995 to 1997, Mr. Cornette was also a consultant to ENTACT, Inc., a firm that specializes in environmental cleanups, especially lead related. He is a member of the Board’s Compensation Committee.

Bret R. Maxwell, age 50, has been a Director since September 1997. He has been the managing general partner of MK Capital LP, a venture capital firm specializing in investments in technology and outsourcing companies, since its formation in 2002. Beginning in 1982, Mr. Maxwell was employed by First Analysis Corporation, where he founded the venture capital practice in 1985 and was later co-chief executive officer. Mr. Maxwell was initially designated a Director by, collectively, five investment funds managed by Mr. Maxwell, First Analysis Corporation, and others that held a portion of the Company’s former preferred stock (since converted to common) pursuant to our Third Amended and Restated Certificate of Incorporation. He is the managing general partner of three of the funds and a general partner of the other two. Mr. Maxwell chairs the Board’s Compensation Committee and also serves on the Audit and Nominating Committees.

Walter H. Barandiaran, age 56, has been a Director since June 2001. He is a founder and a managing partner of The Argentum Group, a New York-based private equity firm founded in 1987 that serves as a general partner of several investment funds focusing in the healthcare services, information technology, industrial sector, and outsource businesses. Mr. Barandiaran also serves as the chairman of AFS Technologies, Inc., a provider of ERP software to the food industry, since 2003. Mr. Barandiaran was also the chief executive officer of HorizonLive, Inc., now known as Wimba, Inc. from 2002 until 2004. He additionally serves on the boards of directors of several privately held corporations in which The Argentum Group or its affiliates have invested. Mr. Barandiaran was initially designated as a Director by, collectively, two investment funds (Argentum Capital Partners, L.P., and Argentum Capital Partners II, L.P.) that held a portion of the Company’s former preferred stock (since converted to common) pursuant to our Third Amended and Restated Certificate of Incorporation. Mr. Barandiaran is a member of the Board’s Audit and Compensation Committees and chairs the Nominating Committee.

Paul A. Garrett, age 62, has been a Director since March 2005. From 1991 to 1998 he was the chief executive officer of FCR, Inc., an environmental services company involved in the recycling of paper, plastic, aluminum, glass and metals. Upon FCR’s merger in 1998 into KTI, Inc., a solid waste disposal and recycling concern that operated waste-to-energy facilities and manufacturing facilities utilizing recycled materials, he was appointed vice chairman and a member of KTI’s Executive Committee. He held those positions until KTI was acquired by Casella Waste Systems, Inc., in 1999. For a period of ten years before his entry into the recycling industry Mr. Garrett was an audit partner with the former Arthur Andersen & Co. He also serves as a director of Environmental Quality Management, Inc., an environmental remediation concern. He chairs the Board’s Audit Committee and serves on the Nominating Committee.

Arnold S. Graber, age 55, has been Executive Vice President and General Counsel of the Company since May 3, 2004 and our Secretary since July 1, 2004. From 2002 until April 2004 he practiced law with the firm of Otterbourg, Steindler, Houston & Rosen, P.C. in New York, New York, where he focused on transactional matters and corporate finance. From 1998 to 2001 he served as general counsel of a privately held paging carrier and telecommunications retailer. He is a member of the bars of the States of Illinois, New Jersey, and New York.

Eric W. Finlayson, age 50, has been our Senior Vice President and Chief Financial Officer since the Company’s founding in August 1997. Mr. Finlayson is a Certified Public Accountant with more than twenty-five years of experience in accounting. He has extensive background in SEC reporting and compliance. From 1993 through 1997, Mr. Finlayson was Corporate Controller of Continental Waste Industries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that the Company’s directors, executive officers, and 10% stockholders file reports of ownership and changes in ownership with the SEC and NYSE Alternext. Directors, officers, and 10% stockholders are required by the Securities and Exchange Commission to furnish the Company with copies of the reports they file.

Based solely on its review of the copies of such reports and written representations from certain reporting persons, we believe that all of our directors, officers, and 10% stockholders complied with all filing requirements applicable to them during the 2008 fiscal year with the exception of Director Earl B. Cornette, who inadvertently failed to report timely a sale of stock by a member of his household in May 2008. Mr. Cornette subsequently reported the transaction.

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

Audit Committee

The Board of Directors has established a standing Audit Committee and pursuant to a written charter approved by the Board. The members of the Audit Committee through 2008 and as of March 10, 2009 were Messrs. Garrett (Committee Chair), Maxwell, and Barandiaran. Each member of the Audit Committee is “independent” as defined in the listing standards of NYSE Alternext (formerly known as the American Stock Exchange) and under the SEC’s Rule 10A-3. The Board has determined that Mr. Garrett satisfies the requirements for an “audit committee financial expert” under the rules and regulations of the SEC.

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

We view the three components of our executive officer compensation as related but distinct. Although our Compensation Committee does review total compensation, we do not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our historical practices with the individual and our view of individual performance and other information we deem relevant. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. During 2008, we did not review wealth and retirement accumulation as a result of employment with us in connection with the review of compensation packages.

We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. This review is based on informal samplings of executive compensation paid by companies similarly situated to ours. In addition, our Compensation Committee has historically taken into account input from other corporations in which its members hold positions or manage investments, competitive market practices, and publicly available data relating to the compensation practices and policies of other companies within and outside our industry. Our Compensation Committee realizes that “benchmarking” our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of our compensation practices is useful. We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation.

Elements of Compensation

The principal elements of our compensation package are base salary, annual cash incentive bonus, long-term incentive plan awards, and perquisites and other compensation. We also provide severance benefits under the terms of our employment agreements with the named executive officers. The details of each of these components are described below.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salary is generally fixed and does not vary based on our financial and other performance. Base salaries for 2008 for each of our named executive officers were set under the terms of their respective three-year employment agreements approved by the Board of Directors on March 20, 2007. Annual increases are determined by reference to the Consumer Price Index and are fixed in October of the preceding year. However, each of our named executive officers waived his respective right to a contractual salary increase for 2008 and, effective February 15, 2009, agreed to a temporary 10% salary reduction for an indefinite period through at least June 30, 2009, in recognition of the impact of the current global recession on the Company’s performance and resources.

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

The Compensation Committee administers both plans and determines the types and amounts of awards to be granted to eligible employees. Grants to executive officers are based upon the principles underlying our Executive Bonus Plan described above. All grants are subject to the ratification of the Board of Directors. Employee directors abstain from the Board’s deliberations and votes on their own compensation. The plans permit awards to be made at any time in the Committee’s discretion. Subject to anti-dilution adjustments for changes in our common stock or corporate structure, a number of shares of common stock equal to the number of options granted under the 1997 Plan have been reserved for issuance under that Plan and 3,642,815 shares of common stock have been reserved for issuance under the 2006 Plan. As of March 10, 2009, options for 381,150 shares of our common stock were granted under the 1997 Plan and remain outstanding (that is, unexercised). As of March 10, 2009, options for 1,308,750 shares of our common stock and 168,500 shares of restricted stock have been granted under the 2006 Plan. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the plans. The value of stock options is dependent upon our future stock price.

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

Perquisites and Other Compensation

Under the terms of their respective employment agreements, we provide each named executive officer with a leased car or automotive allowance together with car insurance and life insurance. We also provide general health and welfare benefits, including medical and dental coverage. We offer participation in our defined contribution 401(k) plan. In 2008, we contributed matching funds of up to 4% of eligible compensation for every employee enrolled in the 401(k) plan, including named executive officers. As of January 1, 2009, we reduced this contribution to 2%, and as of March 15, 2009, we suspended the contribution. We furnish these benefits to provide an additional incentive for our executives and to remain competitive in the general marketplace for executive talent. For additional information concerning Perquisites and Other Compensation see “Employment Agreements” below.

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

Under Section 162(m) of the Internal Revenue Code, a publicly-held corporation may not deduct more than $1 million in a taxable year for certain forms of compensation made to the chief executive officer and other named executive officers listed on the Summary Compensation Table. None of our employees has received annual compensation of $1,000,000 or more. While we believe that all compensation paid to our executives in 2008 was deductible, it is possible that some portion of compensation paid in future years will be non-deductible.

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

We, the Compensation Committee of the Board of Directors of Metalico, Inc. (the “Company”), have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the Company. Based on such review and discussion, we have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS

Bret R. Maxwell, Chairman
Earl B. Cornette
Walter H. Barandiaran

Summary Compensation Table

The following Summary Compensation Table, which should be read in conjunction with the explanations provided above, summarizes compensation information for our named executive officers (our chief executive officer, chief financial officer, and our other two executive officers; we have only four executive officers) for the fiscal year ended December 31, 2008:

				Stock	Option	All Other
		Salary	Bonus(1)	Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(2)	($)(3)	($)		($)

Carlos E. Agüero	2008	362,250	150,000	96,150	338,926	31,025	(4)	978,351
Chairman, President and	2007	350,000	350,000	—	107,004	30,153	(4)	837,157
Chief Executive Officer	2006	275,572	125,000	—	50,615	23,748	(4)	474,935
Eric W. Finlayson	2008	165,600	30,000	17,628	75,063	19,696	(5)	307,987
Senior Vice President	2007	160,000	65,000	—	44,665	17,308	(5)	286,973
and Chief Financial	2006	137,120	45,000	—	29,161	13,382	(5)	224,663
Officer
Michael J. Drury	2008	248,400	75,000	48,075	178,460	18,622	(6)	568,557
Executive Vice President	2007	240,000	150,000	—	78,256	18,061	(6)	486,317
	2006	210,340	70,000	—	43,636	16,152	(6)	340,128
Arnold S. Graber	2008	232,875	40,000	22,435	82,103	25,255	(7)	402,668
Executive Vice	2007	225,000	100,000	—	52,391	22,189	(7)	399,580
President, General	2006	198,450	60,000	—	46,416	14,812	(7)	319,678
Counsel and Secretary

(1)	Cash bonuses are included in compensation for the year for which they were earned, even if actually paid or awarded in the subsequent year.

(2)	Amount reflects the expense recognized for financial reporting purposes in accordance with SFAS No. 123(R) of restricted stock as of the date of grant.

(3)	Amount reflects the annual amortized expense, calculated in accordance with SFAS No. 123(R). See Note 15 of “Notes to Financial Statements — Stock-Based Compensation Plans.”

(4)	Includes matching contribution payments made to our 401(k) Plan (4% of eligible compensation for each of the listed years) for the benefit of Mr. Agüero of $16,581, $15,695 and $12,106 and the dollar value of term life insurance premiums paid for the benefit of Mr. Agüero of $1,836, $1,563 and $744 for the years ending

December 31, 2008, 2007 and 2006, respectively. Also includes car insurance premiums for additional vehicles of $3,352, $3,639 and $4,134 for the years ending December 31, 2008, 2007 and 2006, respectively.

(5)	Includes matching contribution payments made to our 401(k) Plan (4% of eligible compensation for each of the listed years) for the benefit of Mr. Finlayson of $9,224, $6,889 and $6,667 and the dollar value of term life insurance premiums paid for the benefit of Mr. Finlayson of $725, $672 and $514 for the years ending December 31, 2008, 2007 and 2006, respectively. In 2008, Mr. Finlayson also exercised 10,000 options granted in 2003 at a price of $2.00 per share.

(6)	Includes matching contribution payments made to our 401(k) Plan (4% of eligible compensation for each of the listed years) for the benefit of Mr. Drury of $10,359, $10,013 and $10,452 and the dollar value of term life insurance premiums paid for the benefit of Mr. Drury of $1,451, $1,236 and $591 for the years ending December 31, 2008, 2007 and 2006, respectively. In 2008, Mr. Drury also exercised 20,000 options granted in 2003 at a price of $2.00 per share.

(7)	Includes matching contribution payments made to our 401(k) Plan (4% of eligible compensation for each of the listed years) for the benefit of Mr. Graber of $13,440, $10,440 and $8,804 and the dollar value of term life insurance premiums paid for the benefit of Mr. Graber of $1,124, $1,058 and $860 for the years ending December 31, 2008, 2007 and 2006, respectively. In 2008, Mr. Graber also exercised 15,000 options granted in 2004 at a price of $1.00 per share and 10,000 options granted in 2004 at a price of $3.00 per share.

Grants of Plan-Based Awards

During 2008, we granted awards to our named executive officers pursuant to our 2006 Long-Term Incentive Plan. All grants of stock vest in equal installments over three years on the last day of each March, June, September and December. All of the awarded stock options vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant. Information with respect to each of these awards, including estimates regarding future payouts during the relevant performance period under each of these awards on a grant by grant basis, is set forth in the table below:

					Grant
			Option Awards:		Date Fair
			Number of	Exercise or	Value of Stock(1)
		Stock Awards:	Securities	Base Price	and
		Number of Shares of	Underlying	of Option	Option
	Grant	Stocks or Units	Options	Awards	Awards(2)
Name	Date	(#)	(#)	($/Sh)	($)

Carlos E. Agüero, CEO	January 4, 2008	30,000			$288,450
	July 9, 2008		175,000	$14.02	$1,113,000
Eric W. Finlayson, CFO	January 4, 2008	5,500			$52,883
	July 9, 2008		30,000	$14.02	$190,800
Michael J. Drury	January 4, 2008	15,000			$114,225
	July 9, 2008		80,000	$14.02	$508,800
Arnold S. Graber	January 4, 2008	7,000			$67,305
	July 9, 2008		40,000	$14.02	$254,400

(1)	Amount for stock awards reflects value of shares as of the grant date.

(2)	Amount for option awards reflects the total fair value of stock options in 2008, calculated in accordance with SFAS No. 123(R). See Note 14 of “Notes to Financial Statements — Stock-Based Compensation Plans.”

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

Our Compensation Committee elected to limit cash bonuses for 2008 in recognition of the impact of the current global recession on the Company’s performance and resources. In determining the amounts of bonuses, the Committee also considered the tax liabilities incurred by employees from grants of restricted stock made in the first quarter of 2008 and the value of options granted in July 2008, in both cases prior to a significant decline in the price of our stock.

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

As of March 10, 2009, a total of approximately 645,623 shares of our common stock have either been issued under the 1997 Plan or are subject to outstanding awards (that is, unexercised options) under the 1997 Plan. No other types of award were issued under the 1997 Plan.

2006 Long-Term Incentive Plan

Our 2006 Long-Term Incentive Plan (the “2006 Plan”) became effective May 23, 2006 upon approval by our stockholders at our 2006 annual meeting. The purpose of the 2006 Plan is to provide additional performance and retention incentives to officers and employees by facilitating their purchase of a proprietary interest in our common stock. Subject to anti-dilution adjustments for changes in our common stock or corporate structure, 3,642,815 shares of common stock have been reserved for issuance under the 2006 Plan. As of March 10, 2009, options for 1,308,750 shares of our common stock have been granted and 1,202,650 are outstanding under the 2006 Plan and 168,500 shares of restricted stock have been granted and 157,960 shares are outstanding under the 2006 Plan.

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

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The plan provides that each participant may contribute a percentage of his or her pre-tax compensation up to the statutory limit, which was $15,500 for calendar year 2008 and is $16,500 for calendar year 2009. Participants who are age 50 or older can also make “catch-up” contributions, which for calendar year 2008 could be up to an additional $5,000 above the statutory limit and for calendar year 2009 may be up to an additional $5,500 above the statutory limit. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Participant contributions are held and invested by the plan’s trustee. The plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2008, we matched 100% of participant contributions up to the first 4% of eligible compensation. We have determined to match 100% of participant contributions up to the first 2% of eligible compensation until March 15, 2009, as of which date we suspended our employer match.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards granted to our named executive officers that were outstanding at the end of fiscal 2008.

	Option Awards			Stock Awards(1)
					Number	Market
	Number of	Number of			of Shares	Value of
	Securities	Securities			or Units	Shares or
	Underlying	Underlying			of Stock	Units of
	Unexercised	Unexercised	Option	Option	That	Stock That
	Options	Options	Exercise	Expiration	Have Not	Have Not
Name	Unexercisable	Exercisable	Price	Date	Vested (#)	Vested ($)(2)

Carlos E. Agüero, CEO					20,000	$31,000
	29,167	145,833	$14.02	7/9/13
	13,889	86,111	$7.74	7/27/12
	15,555	7,778	$3.03	12/31/10
	54,000	—	$4.90	12/31/09
Eric W. Finlayson, CFO					3,666	$5,683
	5,000	25,000	$14.02	7/9/13
	2,500	15,500	$7.74	7/27/12
	5,903	6,597	$5.50	7/17/11
	6,667	3,333	$3.03	12/31/10
	26,000	—	$4.90	12/31/09
Michael J. Drury					10,000	$15,500
	13,333	66,667	$14.02	7/9/13
	6,944	43,056	$7.74	7/27/12

	Option Awards			Stock Awards(1)
					Number	Market
	Number of	Number of			of Shares	Value of
	Securities	Securities			or Units	Shares or
	Underlying	Underlying			of Stock	Units of
	Unexercised	Unexercised	Option	Option	That	Stock That
	Options	Options	Exercise	Expiration	Have Not	Have Not
Name	Unexercisable	Exercisable	Price	Date	Vested (#)	Vested ($)(2)

	7,083	7,917	$5.50	7/17/11
	11,111	5,556	$3.03	12/31/10
	40,000	—	$4.90	12/31/09
	90,000 (3)	—	$0.01	6/1/09
Arnold S. Graber					4,666	$7,233
	6,667	33,333	$14.02	7/9/13
	3,472	21,528	$7.74	7/27/12
	5,903	6,597	$5.50	7/17/11
	6,667	3,333	$3.03	12/31/10
	28,000	—	$4.90	12/31/09
	5,000	—	$3.00	5/2/09

(1)	All grants of stock vest in equal quarterly installments over three years on the last day of each March, June, September and December with final vesting to occur December 31, 2010.

(2)	Value based on the number of unvested shares as of December 31, 2008 at a per share market price of $1.55.

(3)	Granted as warrants by the Board of Directors.

Option Exercises and Stock Vested

The following table shows aggregate exercises of stock options by our named executive officers during the year ended December 31, 2008. None of our named executive officers had any stock awards subject to vesting during that year.

	Shares		Shares
	Acquired		Acquired
	on	Value	on	Value
	Exercise	Realized(1)	Vesting	Realized(2)
Name	(#)	($)	(#)	($)

Carlos E. Agüero, CEO	—	—	10,000	86,463
Eric W. Finlayson, CFO	10,000	117,500	1,834	15,851
Michael J. Drury	20,000	235,100	5,000	43,231
Arnold S. Graber	25,000	169,275	2,334	20,175

(1)	Value based on the aggregate difference between the closing market price on the date of exercise and the exercise price.

(2)	Value based on the dollar amount realized upon each quarterly vesting date by multiplying the number of shares of stock vested by the market value of the shares on the vesting date.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2008, other than our 401(k) Plan.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified compensation benefits from us during the year ended December 31, 2008.

Employment Agreements

We have employment agreements with each of our named executive officers. Each agreement has a three-year term.

The current agreements with Messrs. Agüero, Drury, Graber and Finlayson expire December 31, 2009. The agreements provide for minimum annual compensation and eligibility to receive annual performance bonuses in a combination of cash payments and option grants. Salaries are specified for the first year of the employment term and thereafter increase each year by a percentage equal to the increase in the Consumer Price Index over the previous year, provided that such increases cannot be greater than 7% or less than 3.5%. However, each of our officers waived his respective right to a contractual salary increase for 2008 and, effective February 15, 2009, agreed to a 10% salary reduction for an indefinite period through at least June 30, 2009, in recognition of the impact of the current global recession on the Company’s performance and resources.

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

		Equity
Name	Salary(1)	Acceleration(2)	Benefits(3)

Carlos E. Agüero, CEO	$362,250	$31,000	—
Eric W. Finlayson, CFO	$165,600	$5,683	—
Michael J. Drury	$248,400	$154,100	—
Arnold S. Graber	$232,875	$7,233	—

(1)	Represents one year of base salary as of December 31, 2008.

(2)	Calculated based on a change of control taking place as of December 31, 2008 and assuming a price per share of $1.55, which was the closing price for our stock on December 31, 2008. Represents the full acceleration of unvested restricted stock and stock options held by such named executive officer at that date.

(3)	Under their respective employment agreements, each named executive officer is entitled to twelve months of continued COBRA health benefits upon termination without cause or for good reason.

DIRECTOR COMPENSATION

Employee directors do not receive additional compensation for their services as directors. The non-employee members of our Board of Directors are reimbursed for travel, lodging and other reasonable expenses incurred in attending board or committee meetings. The following table summarizes compensation that our directors earned during 2008 for services as members of our Board.

	Fees Earned or	Stock		Options	All Other
Name(1)	Paid in Cash	Awards		Awards	Compensation	Total

Earl B. Cornette	$5,000	—		—	—	$5,000
Bret R. Maxwell	—	—		—	—	—
Walter H. Barandiaran	—	—		—	—	—
Paul A. Garrett(2)	$61,000	$17,525	(3)	$34,933	—	$113,458

(1)	Directors Carlos E. Agüero and Michael J. Drury are also executive officers of the Company. They do not receive additional compensation for their services as directors.

(2)	Mr. Garrett was initially elected a director March 16, 2005. As an inducement to join the Board and to chair its Audit Committee, Mr. Garrett was granted options for 10,000 shares of our common stock at an exercise price of $3.50 per share on that date. The options vested in equal monthly installments over a period of two years and expire on March 16, 2010. As further consideration for his services as chairman of our Audit Committee he was granted options for an additional 15,000 shares of our common stock on May 1, 2007 at an exercise price of $6.29. Those options vest in equal monthly installments over a period of three years and expire on May 1, 2012. He was also granted 5,000 shares of restricted stock on March 31, 2008. These shares vest in equal quarterly installments over a period of three years commencing on the date of grant. He was also granted options for an additional 7,500 shares of our common stock on July 9, 2008 at an exercise price of $14.02. Those options vest in equal monthly installments over a period of three years and expire on July 9, 2013.

(3)	Value based on the amount recognized for financial statement reporting purposes for the year ending December 31, 2008 in accordance with FAS 123R.

Mr. Cornette receives a payment of $1,000 per meeting of the Board of Directors attended. Mr. Garrett receives an annual fee of $30,000 for his services as a Director, payable in monthly installments of $2,500, an annual fee of $12,000 for his services as chairman of our Audit Committee, payable in monthly installments of $1,000, and an additional payment of $1,500 for each board meeting attended. Mr. Maxwell and Mr. Barandiaran originally accepted their seats on the Board as the representatives of investment funds that hold stock in the Company and are not compensated for service to us or for memberships on committees of the Board.

Limitation of Liability and Indemnification

As permitted by the Delaware General Corporation Law, we have adopted provisions in our Fourth Amended and Restated Certificate of Incorporation and bylaws that limit or eliminate the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee through 2008 and as of March 10, 2009 were Messrs. Maxwell (Committee Chair), Cornette, and Barandiaran. None of the members of our Compensation Committee has at any time been one of our officers or employees. None of our executive officers serves as a director or compensation committee member of any entity that has one or more of its executive officers serving as one of our Directors or on our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of the Company’s common stock as of March 1, 2009 for (i) each person known by us to beneficially own more than 5% of the Company’s common stock, (ii) each of our Directors and each of our named executive officers listed in the Summary Compensation Table under the caption “Executive Compensation,” and (iii) all of our Directors and named executive officers as a group. The number of shares beneficially owned by each stockholder and each stockholder’s percentage ownership is based on 36,428,154 shares of common stock outstanding as of March 1, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes any shares over which a person possesses sole or shared voting or investment power. Except as otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. In calculating the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to warrants and options held by that person that are exercisable as of the date of this table, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of calculating percentage ownership of any other person. Unless otherwise stated, the address of each person in the table is c/o Metalico, Inc., 186 North Avenue East, Cranford, New Jersey 07016. Beneficial ownership representing less than 1% of the outstanding shares of common stock is denoted with an “*.”

		Percent of
		Outstanding
	Number of	Common
Name and Address of Beneficial Owner	Shares(1)	Stock(2)

5% Shareholders
Infrastructure & Environmental Private Equity Fund III, LP
The Productivity Fund III, L.P. Apex Investment Fund III, LP Environmental & Information Technology Private Equity Fund III
Apex Strategic Partners, LLC c/o First Analysis Corporation(3)	1,973,193	5.4%
One South Wacker Drive, Suite 3900 Chicago, Illinois 60606
Impax Asset Management Ltd.(4)	1,867,818	5.1%
Mezzanine Floor, Pegasus House 37-43 Sackville Street London W1S 3EH United Kingdom

			Percent of
			Outstanding
	Number of		Common
Name and Address of Beneficial Owner	Shares(1)		Stock(2)

Directors and Executive Officers
Carlos E. Agüero,	6,558,291	(5)	17.9%
Director and Chairman, President and Chief Executive Officer
Michael J. Drury,	349,584	(6)	*
Director and Executive Vice President
Earl B. Cornette, Director	50,000		*
Bret R. Maxwell, Director(7)	2,116,065		5.8%
c/o MK Capital 1033 Skokie Boulevard, Suite 430 Northbrook, Illinois 60062
Walter H. Barandiaran, Director(8)	1,522,097		4.2%
c/o The Argentum Group 60 Madison Avenue, 7th Floor New York, New York 10010
Paul A. Garrett, Director	42,041	(9)	*
Arnold S. Graber, Executive Vice President, General Counsel and Secretary	131,292	(10)	*
Eric W. Finlayson,	164,158	(11)	*
Senior Vice President and Chief Financial Officer
Executive Officers and Directors as a group (8 persons)	10,933,528		29.6%

(1)	Includes shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power.

(2)	Assumes all warrants and vested options are exercised with respect to such holder.

(3)	First Analysis Corporation (“FAC”) is a common ultimate controlling party of the five named funds, which hold the Company’s stock directly as follows: Infrastructure & Environmental Private Equity Fund III, LP (1,102,537 shares), The Productivity Fund III, L.P. (297,571 shares), Apex Investment Fund III, LP (278,955 shares), Environmental & Information Technology Private Equity Fund III (275,517 shares), and Apex Strategic Partners, LLC (18,613 shares).

(4)	Based on information provided by Impax Asset Management Ltd. in its Schedule 13G filed on June 10, 2008 as amended by its Schedule 13G/A filed on October 23, 2008 indicating beneficial ownership of 1,867,818 shares of common stock as of August 19, 2008 on behalf of various investment advisory clients, none of whom individually owns more than 5% of class.

(5)	Includes 20,000 shares of unvested restricted stock and 179,416 shares issuable upon the exercise of options.

(6)	Includes 10,000 shares of unvested restricted stock, 119,584 shares issuable upon the exercise of options and 90,000 warrants.

(7)	Includes (i) shares held by venture capital funds with which Mr. Maxwell is common ultimate controlling party and described in footnote 3 above and (ii) 142,872 common shares held by the Bret R. Maxwell Revocable Trust.

(8)	Shares are held by venture capital funds with which Mr. Barandiaran is affiliated through his position as a managing partner of The Argentum Group. The Argentum Group is a common ultimate controlling party of the two funds, which hold the Company’s stock directly as follows: Argentum Capital Partners II, L.P. (1,319,701 shares) and Argentum Capital Partners, L.P. (202,396 shares).

(9)	Includes 3,334 shares of unvested restricted stock and 21,875 shares issuable upon the exercise of options.

(10)	Includes 4,666 shares of unvested restricted stock and 79,042 shares issuable upon the exercise of options.

(11)	Includes 3,666 shares of unvested restricted stock and 65,458 shares issuable upon the exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

We have two stockholder approved equity compensation plans, the 1997 Long Term Incentive Plan and the 2006 Long-Term Incentive Plan described above. Options generally vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant.

The following table provides certain information regarding our equity incentive plans as of December 31, 2008.

Number of
Securities
Remaining
Available for
	Number of	Weighted-	Future Issuance
	Securities to be	Average	Under Equity
	Issued Upon	Exercise Price	Compensation
	Exercise of	of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))

Equity compensation plans approved by security holders	1,550,009	$9.24	3,642,815
Equity compensation plans not approved by security holders	—		—

Total	1,550,009	$9.24	3,642,815

Item 13.	Certain Relationships and Related Party Transactions and Director Independance

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

•	Carlos E. Agüero, our Chairman, President and Chief Executive Officer, is a limited partner of Infrastructure & Environmental Private Equity Fund III, L.P., and of Argentum Capital Partners II, L.P., two of the Company’s venture capital investors. His holdings in each fund are less than 1% of such fund’s limited partnership interests.

•	Walter H. Barandiaran, a director of the Company, is a managing partner of The Argentum Group. The Argentum Group, the ultimate controlling party of Argentum Capital Partners II, L.P. and Argentum Capital Partners, L.P. which hold certain interests in the Company, also controls partnership interests in two other investment funds that hold a portion of the Company’s stock, Infrastructure & Environmental Private Equity Fund III, LP, and Environmental & Information Technology Private Equity Fund III.

•	The Company owns 36.6% of the outstanding stock of Beacon Energy Holdings Corp., a corporation that trades on the OTC Bulletin Board, pursuant to investments approved by our Board of Directors on November 3, 2006 and August 10, 2007. In addition, Mr. Agüero holds approximately 9.7% of the stock of Beacon and serves as the chairman of its board of directors. The Argentum Group holds approximately 6.7% of the stock of Beacon through the same funds that hold the Company’s stock. Mr. Drury holds less than 1% of the stock of Beacon. The Beacon investment was reviewed and recommended to the Board by a committee of independent directors having no direct or indirect interests in Beacon. The interests of Mr. Agüero and Mr. Drury were fully disclosed to the committee prior to its review of the investments and to the Board prior to its approval of the investments, and both abstained from the Board’s votes on the matter. The Argentum Group acquired its interests in Beacon in 2008.

Director Independence

The Board of Directors has determined that each of the Directors other than Carlos E. Agüero and Michael J. Drury is “independent” under the applicable standards of the Securities and Exchange Commission and NYSE Alternext.

Item 14.	Principal Accountant Fees and Services

The aggregate fees, including billed and estimated unbilled amounts applicable to the Company and its subsidiaries for the years ended December 31, 2008 and 2007, of the Company’s principal accounting firm, McGladrey & Pullen LLP and its affiliate RSM McGladrey, Inc., were approximately:

	2008	2007

Audit Fees	$879,135	$753,655
Audit Related Fees	31,375	26,850
Tax Fees	181,525	173,060
All Other	—	7,810

Audit Fees and Tax Fees comparability is generally affected by the SEC filings made or contemplated and the volume and materiality of the Company’s business acquisitions.

Audit Fees.  Consists of fees for professional services rendered for the audit of our financial statements, the audit of internal control over financial reporting, assistance or review of SEC filings, proposed SEC filings and other statutory and regulatory filings, preparation of comfort letters and consents and review of the interim financial statements included in quarterly reports.

Audit-Related Fees.  Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees”, primarily related to consultations on financial accounting and reporting standards.

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

Item 15.	Financial Statements and Exhibits

(a)	FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

(b)	EXHIBITS

The following exhibits are filed as part of this registration statement:

3.1		Fourth Amended and Restated Certificate of Incorporation of Metalico, Inc.; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2008 Annual Meeting of Stockholders filed May 15, 2008 and incorporated herein by reference
3.2		Third Amended and Restated Bylaws of Metalico, Inc.; previously filed as Exhibit 3.2 to Form 8-K filed November 3, 2005 and incorporated herein by reference
4.1		Specimen Common Stock Certificate; previously filed as Exhibit 4.1 to Form 10 filed December 20, 2004 and incorporated herein by reference
10	.3*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Carlos E. Agüero amended and restated as of June 24, 2008; previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference
10	.4*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Michael J. Drury amended and restated as of June 24, 2008; previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference
10	.5*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Arnold S. Graber amended and restated as of June 24, 2008; previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference
10	.6*	Employment Agreement dated as of March 21, 2007 and effective as of January 1, 2007 between Metalico, Inc. and Eric W. Finlayson amended and restated as of June 24, 2008; previously filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference
10	.7*	Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as Exhibit 10.7 to Form 10 filed December 20, 2004 and incorporated herein by reference
10	.8*	Metalico, Inc. Executive Bonus Plan; previously filed as Exhibit 10.8 to Form 10 filed December 20, 2004 and incorporated herein by reference

10.9		Amended and Restated Loan and Security Agreement, dated as of July 3, 2007, by and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto; previously filed as Exhibit 10.2 to Form 8-K filed July 5, 2007 and incorporated herein by reference
10.10		Financing Agreement dated as of July 3, 2007 by and among Metalico, Inc. as borrower, each of its subsidiaries party thereto as guarantors and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto; previously filed as Exhibit 10.1 to Form 8-K filed July 5, 2007 and incorporated herein by reference
10.11		Amendment No. 2 dated January 25, 2008 to Financing Agreement dated as of July 3, 2007 by and among Metalico, Inc. as borrower, each of its subsidiaries party thereto as guarantors and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto; previously filed as Exhibit 10.3 to Form 8-K filed January 29, 2008 and incorporated herein by reference
10	.15*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as Exhibit 99.1 to Form 8-K filed March 17, 2005 and incorporated herein by reference
10	.18*	Metalico 2006 Long-Term Incentive Plan; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2006 Annual Meeting of Stockholders filed April 13, 2006 and incorporated herein by reference
10	.19*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.19 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference
10	.20*	Form of Employee Restricted Stock Grant Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference
10.21		Securities Purchase Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Form 8-K filed June 22, 2007 and incorporated herein by reference
10.22		Registration Rights Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Form 8-K filed June 22, 2007 and incorporated herein by reference
10.23		Form of Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co. (“AgriFuel”), the purchasers of AgriFuel stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference
10.24		Form of Amendment No. 1 dated August 22, 2007 to Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co., nka Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.25		Form of Series B Stock Subscription Agreement and Stockholder Agreement dated August 22, 2007 among Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.26		Form of Subscription and Investment Agreement (Series C) dated May 15, 2008 among Beacon Energy Corp., the investors identified therein, and Metalico, Inc.; previously filed as Exhibit 10.26 to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference
10.27		Third Amendment dated March 24, 2008 to Amended and Restated Loan and Security Agreement, dated as of July 3, 2007, by and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto; previously filed as Exhibit 10.1 to Form 8-K filed March 28, 2008 and incorporated herein by reference
10.28		Securities Purchase Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Form 8-K/A filed April 24, 2008 and incorporated herein by reference

10.29	Registration Rights Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Form 8-K/A filed April 24, 2008 and incorporated herein by reference
10.30	Form of Senior Unsecured Convertible Note to be issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.3 to Form 8-K filed May 5, 2008 and incorporated herein by reference
10.31	Form of Common Stock Purchase Warrant to be issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.4 to Form 8-K/A filed April 24, 2008 and incorporated herein by reference
10.32	Seventh Amendment dated February 27, 2009 to Amended and Restated Loan and Security Agreement, dated as of July 3, 2007, by and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto; previously filed as Exhibit 10.1 to Form 8-K filed March 5, 2009 and incorporated herein by reference
10.33	Amendment No. 6 dated February 27, 2009 to Financing Agreement dated as of July 3, 2007 by and among Metalico, Inc. as borrower, each of its subsidiaries party thereto as guarantors and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto; previously filed as Exhibit 10.2 to Form 8-K filed March 5, 2009 and incorporated herein by reference
12.1	Computation of ratio of earnings to fixed charges
14.1	Code of Business Conduct and Ethics, available on the Company’s website (www.metalico.com) and incorporated herein by reference.
21.1	List of Subsidiaries of Metalico, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC.
(Registrant)

By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Agüero Carlos E. Agüero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	March 16, 2009

/s/ Eric W. Finlayson Eric W. Finlayson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009

/s/ Michael J. Drury Michael J. Drury	Executive Vice President and Director	March 16, 2009

/s/ Earl B. Cornette Earl B. Cornette	Director	March 16, 2009

/s/ Bret R. Maxwell Bret R. Maxwell	Director	March 16, 2009

/s/ Walter H. Barandiaran Walter H. Barandiaran	Director	March 16, 2009

/s/ Paul A. Garrett Paul A. Garrett	Director	March 16, 2009

FINANCIAL SECTION

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

To the Board of Directors and Stockholders
Metalico, Inc.

We have audited the consolidated balance sheets of Metalico, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Peoria, Illinois
March 16, 2009

McGladrey & Pullen LLP is a member firm of RSM International —
an affiliation of separate and independent legal entities.

Metalico, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	($ thousands)

ASSETS
Current Assets
Cash and cash equivalents	$62,933	$3,309
Trade receivables, less allowance for doubtful accounts 2008 $1,896; 2007 $706	20,503	41,668
Inventories	31,772	49,548
Prepaid expenses and other	3,413	4,892
Income taxes receivable	11,112	—
Deferred income taxes	3,626	3,874

Total current assets	133,359	103,291
Cash restricted for investment	—	9,232
Property and Equipment, net	80,083	44,708
Goodwill	69,451	78,565
Other Intangibles, net	43,604	22,525
Other Assets, net	13,796	11,249

	$340,293	$269,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$5,887
Current maturities of other long-term debt	30,897	5,497
Accounts payable	10,875	19,197
Accrued expenses and other liabilities	24,779	8,405
Income taxes payable	—	2,485

Total current liabilities	66,551	41,471

Long-Term Liabilities
Senior unsecured convertible notes payable	98,403	—
Other long-term debt, less current maturities	55,409	83,719
Accrued expenses and other	2,958	6,708
Deferred income taxes	—	5,882

Total long-term liabilities	156,770	96,309

Total liabilities	223,321	137,780

Minority interests	—	7,773

Commitments and Contingencies (Notes 17 and 18)
Redeemable common stock	4,000	—

Stockholders’ Equity
Capital Stock
Common	36	32
Additional paid-in capital	131,248	98,188
(Accumulated deficit) retained earnings	(17,527)	26,133
Accumulated other comprehensive loss	(785)	(336)

	112,972	124,017

	$340,293	$269,570

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	($ thousands, except share data)

Revenue	$818,195	$334,213	$207,655

Costs and expenses
Operating expenses	756,099	278,256	170,090
Selling, general and administrative expenses	30,146	20,315	13,772
Depreciation and amortization	12,864	6,279	3,890
Impairment charges	59,043	—	—

	858,152	304,850	187,752

Operating (loss) income	(39,957)	29,363	19,903

Financial and other income (expense)
Interest expense	(17,355)	(5,883)	(2,197)
Financial instruments fair value adjustment	1,943	—	—
Equity in loss of unconsolidated investee	(3,419)	—	—
Other	410	509	106

	(18,421)	(5,374)	(2,091)

(Loss) income from continuing operations before income taxes and minority interest	(58,378)	23,989	17,812
Provision for federal and state income taxes	(15,535)	8,675	6,258

(Loss) income from continuing operations before minority interest	(42,843)	15,314	11,554
Minority interest in loss of consolidated subsidiaries	413	357	65

(Loss) income from continuing operations	(42,430)	15,671	11,619
Discontinued operations
Loss from operations less applicable credit (expense) for income taxes 2008 $753; 2007 $600; 2006 $1,115;	(1,230)	(918)	(1,851)
Gain on sale of discontinued operations less applicable income taxes 2006 $343	—	—	560

Net (loss) income	$(43,660)	$14,753	$10,328

Earnings (loss) per common share:
Basic:
(Loss) income from continuing operations	$(1.21)	$0.54	$0.46
Discontinued operations, net	(0.04)	(0.03)	(0.05)

Net (loss) income	$(1.25)	$0.51	$0.41

Diluted:
(Loss) income from continuing operations	$(1.21)	$0.53	$0.45
Discontinued operations, net	(0.04)	(0.03)	(0.05)

Net (loss) income	$(1.25)	$0.50	$0.40

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008, 2007 and 2006

	Convertible			(Accumulated	Accumulated
	Preferred Stock		Additional	Deficit)	Other
		Common	Paid In	Retained	Comprehensive	Comprehensive
	New	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Total
	($ thousands, except share data)

Balance, December 31, 2005	$39,132	$8	$15,371	$1,052	$(552)		$55,011
Compensation recorded for options grants	—	—	370	—	—	$—	370
Sale of 274,726 shares of common stock	—	1	1,249	—	—	—	1,250
Gain on sale of subsidiary stock	—	—	1,115	—	—	—	1,115
Termination of redemption option on 200,000 shares of redeemable common stock	—	—	932	—	—	—	932
Issuance of 2,138,471 shares of common stock on preferred stock conversion	(5,068)	2	5,066	—	—	—	—
Issuance of 1,360,737 shares of common stock on debt conversion	—	1	4,421	—	—	—	4,422
Issuance of 8,029 shares of common stock in exchange for warrants exercised	—	—	—	—	—	—	—
Net income	—	—	—	10,328	—	10,328	10,328
Other comprehensive income (loss), net of tax	—	—	—	—	285	285	285

Comprehensive income						$10,613

Balance, December 31, 2006	34,064	12	28,524	11,380	(267)		73,713
Compensation recorded for options grants	—	—	691	—	—	—	691
Sale of 5,245,999 shares of common stock	—	5	33,934	—	—	—	33,939
Gain on sale of subsidiary stock	—	—	131	—	—	—	131
Issuance of 14,372,187 shares of common stock on preferred stock conversion	(34,064)	14	34,050	—	—	—	—
Issuance of 198,899 shares of common stock in exchange for options exercised	—	1	543	—	—	—	544
Issuance of 166,235 shares of common stock in exchange for warrants exercised	—	—	315	—	—	—	315
Net income	—	—	—	14,753	—	14,753	14,753
Other comprehensive income (loss), net of tax	—	—	—	—	(69)	(69)	(69)

Comprehensive income						$14,684

Balance, December 31, 2007	—	32	98,188	26,133	(336)		124,017
Sale of 2,923,077 shares of common stock and related warrants net of offering costs and fair value of put warrants	—	3	21,519	—	—	—	21,522
Issuance of 622,222 shares of common stock for acquisition net of fair value of make-whole provision	—	1	7,831	—	—	—	7,832
Issuance of 311,112 shares of common stock for amendment to make-whole agreements on acquisition	—	—	544	—	—	—	544
Issuance of 500,000 shares of redeemable common stock for acquisition	—	—	—	—	—	—	—
Issuance of 175,675 shares of common stock in exchange for options exercised	—	—	677	—	—	—	677
Issuance of 168,500 shares of restricted common stock, less 10,450 shares forfeited	—	—	—	—	—	—	—
Stock based compensation expense	—	—	1,994	—	—	—	1,994
Gain on sale of subsidiary stock	—	—	495	—	—	—	495
Net (loss)	—	—	—	(43,660)		(43,660)	(43,660)
Other comprehensive (loss), net of taxes	—	—	—	—	(449)	(449)	(449)

Comprehensive loss						$(44,109)

Balance December 31, 2008	$—	$36	$131,248	$(17,527)	$(785)		$112,972

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	($ thousands)

Cash Flows from Operating Activities
Net income (loss)	$(43,660)	$14,753	$10,328
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,809	5,134	3,886
Amortization	4,225	1,180	448
Amortization of put option discounts	508	239	—
Amortization of note payable discounts	55	—	46
Impairment loss	59,043	—	823
Provision for doubtful accounts receivable	1,465	168	146
Inventory markdowns	7,821	—	—
Provision for loss on vendor advances	4,703	—	—
Deferred income taxes	(16,363)	(391)	(1,316)
Net loss (gain) on sale and disposal of property and equipment	501	210	(120)
Net loss (gain) on sale of discontinued operations	—	—	(903)
Minority interest in loss of consolidated subsidiary	(413)	(357)	(65)
Equity in loss of unconsolidated investee	3,419	—	—
Financial instruments fair value adjustment	(1,943)	—	—
Compensation expense on stock options and warrants issued	1,994	691	370
Excess tax benefit from stock-based compensation	(107)	(57)	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	23,820	(15,044)	(60)
Inventories	24,460	(17,216)	(6,406)
Prepaid expenses and other	309	(1,940)	(908)
Increase (decrease) in:
Accounts payable, accrued expenses and income taxes payable	(19,951)	4,608	5,390

Net cash provided by (used in) operating activities	58,695	(8,022)	11,659

Cash Flows from Investing Activities
Proceeds from sale of discontinued operations	—	—	5,968
Proceeds from sale of property and equipment	118	27	725
Purchase of property and equipment	(11,143)	(11,632)	(9,891)
(Increase) decrease in other assets	600	2,205	(1,235)
Investment in unconsolidated subsidiary	(600)	(3,600)	—
Cash restricted for investment	1,874	(6,112)	(9,006)
Cash paid for business acquisitions, less cash acquired	(107,171)	(75,778)	—

Net cash used in investing activities	(116,322)	(94,890)	(13,439)

Cash Flows from Financing Activities
Net (payments) borrowings under revolving lines-of-credit	(29,435)	19,950	(4,784)
Proceeds from other borrowings	125,268	57,761	4,341
Principal payments on other borrowings	(7,640)	(8,812)	(5,928)
Proceeds from issuance of common stock on exercised warrants and options	677	859	—
Proceeds from other issuance of common stock	28,513	33,939	1,250
Excess tax benefit from stock-based compensation	107	57	—
Proceeds from issuance of subsidiary stock	5,575	3,613	6,506
Debt-issuance costs	(5,814)	(2,608)	—

Net cash provided by financing activities	117,251	104,759	1,385

Net increase (decrease) in cash and cash equivalents	59,624	1,847	(395)
Cash and cash equivalents:
Beginning	3,309	1,462	1,857

Ending	$62,933	$3,309	$1,462

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business:  Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of December 31, 2008 included twenty scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, Colliers, West Virginia, an aluminum de-ox plant located in Syracuse, New York and five lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California, Carson City, Nevada and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

Reference should be made to Note 19 regarding discontinued operations of the Company.

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

Concentration of credit risk:  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, money market mutual funds and trade receivables. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

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

Other intangible and other assets:  Covenants not to compete are amortized on a straight-line basis over the terms of the agreements, not exceeding 5 years. Debt issue costs are amortized over the average term of the credit agreement using the effective interest method. Supplier lists are amortized on a straight-line basis not to exceed 20 years, customer lists are amortized on a straight-line basis not to exceed 10 years, and trademarks and know-how have an indefinite life except for a certain trademark of the Company’s lead operation which has been determined to have a 3 year-life remaining.

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

Equity Method of Accounting:  The Company accounts for its unconsolidated subsidiaries using the equity method of accounting. Under the equity method, the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition. Equity in the losses of the unconsolidated subsidiary is recognized according to the Company’s percentage ownership in the unconsolidated subsidiary until the Company contributed capital has been fully depleted. Reserves are provided where management determines that the investment or equity in earnings is not realizable. Changes in equity in undistributed earnings or losses since acquisition are reflected in other income (loss) in the statement of operations.

Income taxes:  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files its income tax return on a consolidated basis with its respective subsidiaries. The members of the consolidated group have elected to allocate income taxes among the members of the group by the separate return method, under which the parent company credits the subsidiary for income tax reductions resulting from the subsidiary’s inclusion in the consolidated return, or the parent company charges the subsidiary for its allocated share of the consolidated income tax liability. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

Revenue recognition:  Revenues from lead product and scrap metal sales are recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers. Revenue from the sale of scrap catalytic converter ceramic substrate that is FOB destination is recognized two days from the date of shipment for domestic sales and 30 days from the date of shipment for international sales. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales.

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

Derivative financial instruments:  All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability “cash flow” hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

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

Determining (a) the extent of remedial actions that are or may be required, (b) the type of remedial actions to be used, (c) the allocation of costs among potentially responsible parties (“PRPs”) and (d) the costs of making such determinations, on a site-by-site basis, require a number of judgments and assumptions and are inherently difficult to estimate. The Company utilizes certain experienced consultants responsible for site monitoring, third party environmental specialists, and correspondence and progress reports obtained from the various regulatory agencies responsible for site monitoring to estimate its accrued environmental remediation costs. The Company generally contracts with third parties to fulfill most of its obligations for remedial actions. The time period necessary to remediate a particular site may extend several years, and the laws governing the remediation process and the technology available to complete the remedial action may change before the remedial action is complete. Additionally, the impact of inflation and productivity improvements can change the estimates of costs to be incurred. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the nonexistence or inability of other PRPs to contribute to the settlements of such liabilities or other factors could necessitate the recording of additional liabilities which could be material. The majority of the Company’s environmental remediation accrued liabilities are applicable to its secondary lead smelting operations classified as discontinued operations.

Earnings per common share:  Basic earnings per share (“EPS”) data has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Accrued dividends on convertible preferred stock for each applicable year reduced the earnings available to common stockholders in the basic EPS computation. Diluted EPS data has been computed on the basis of the assumed conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the net income per common share.

Note 2.	Business Acquisitions

Business acquisition (scrap metal recycling segment):  On May 1, 2008, the Company’s Metalico Pittsburgh, Inc. (formerly known as Metalico Neville, Inc.), Metalico Neville Realty, Inc. and Metalico Colliers Realty, Inc. subsidiaries (collectively “Pittsburgh”) closed a purchase of substantially all the assets, including real property, of the Snyder Group, a family-owned multi-yard fully integrated scrap metal recycling operation in Western Pennsylvania and West Virginia. The results of operations acquired are included in the Company’s scrap metal recycling segment in the consolidated financial statements from the acquisition date forward. The aggregate

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

purchase price was $77,482, plus a payment for working capital in excess of a predetermined amount and closing costs totaling $4,621, for an aggregate purchase price of $82,103 comprised of cash of $73,796, and 622,222 shares of Metalico common stock totaling $8,307, representing fair market value at the date of the acquisition. An additional 311,111 shares of Metalico common stock was issued to the sellers on November 13, 2008 as an adjustment following a decline in the Company’s stock price. The $544 value of this additional stock was recognized as an expense in the financial instruments fair value adjustment. The acquisition was financed with a portion of the proceeds from the private placement of $100,000 in 7% convertible notes issued on May 1, 2008 as further described in Note 10 below. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation is as follows:

Assets
Cash	$694
Inventory	10,790
Other current assets	44
Property and equipment	29,465
Covenants not-to-compete	1,400
Other Intangibles	23,700
Goodwill	16,010

Net assets acquired	$82,103

The $16,010 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other intangibles acquired in the transaction include $19,400 for supplier relationships which will be amortized on a straight-line basis over a 20-year life, $1,400 for non-compete covenants which will be amortized on a straight-line basis over a 30 month period and $4,300 for trademarks and trade names which have an indefinite life. Refer to Note 7 Goodwill and Note 8 Other Intangibles for impairment of intangible assets acquired in the Pittsburgh transaction.

Unaudited pro forma financial information presented below for the years ended December 31, 2008 and 2007 gives effect to the acquisition of Pittsburgh as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Pittsburgh had taken place at the beginning of each of the periods presented.

	2008	2007

Revenues	$873,816	$451,233
Net (Loss) Income	$(35,138)	$23,679
(Loss) Earnings Per Share
Basic	$(0.99)	$0.80
Diluted	$(0.99)	$0.75

Business acquisition (scrap metal recycling segment):  On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”), closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The results of operations acquired are included in the consolidated financial statements from the acquisition date forward. The acquisition expanded the Company’s platform and presence in the recycling of Platinum Group Metals contained in catalytic converters. The aggregate purchase price, including a payment for inventory in excess of a predetermined amount, was approximately $33,161 comprised of cash in the amount of $25,301, a $3,860 note payable to the seller and 500,000 shares of Metalico

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

redeemable common stock totaling $4,000, representing fair market value at the date of the acquisition. American CatCon will also make an annual earnout payment to ACC Texas for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. If such payments are made, they will increase the total purchase price and be recorded as an increase to goodwill. For the year ending December 31, 2008, the earnout is $0. The acquisition was financed with a $17,150 term loan, a $3,860 note payable to the seller in 24 monthly installments with interest at 7%, with the balance of the purchase price paid with borrowings under the Company’s existing credit facility. In connection with the acquisition, the Company entered into a 5-year lease for the facilities located in Buda, Texas. The lease requires monthly rent of approximately $30 per month or $1,800 over the five year term. The operating results of ACC are included in the Company’s scrap metal recycling segment from the date of acquisition.

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

The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation is as follows:

Assets
Cash	$6
Accounts receivable	4,120
Inventory	3,715
Other current assets	4,260
Property and equipment	782
Covenants not-to-compete	740
Other Intangibles	8,790
Goodwill	10,920
Liabilities Assumed
Accounts payable and accrued expenses	(18)
Short term debt and notes payable	(154)

Net assets acquired	$33,161

The $10,920 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other intangibles acquired in the transaction include $3,420 for supplier relationships which will be amortized on a straight-line basis over a 10-year life; $1,550 for customer relationships which will be amortized on a straight-line basis over a 10-year life; $10 for a product database which will be amortized on a straight-line basis over a 3-year life; $740 for non-compete covenants which will be amortized on a straight-line basis over a 5 year period and $3,810 for trademarks and trade names which have an indefinite life. Refer to Note 7 Goodwill and Note 8 Other Intangibles for impairment of intangible assets acquired in the ACC transaction.

Unaudited pro forma financial information presented below for the years ended December 31, 2008 and 2007 gives effect to the acquisition of ACC as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of ACC had taken place at the beginning of each of the periods presented.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

	2008	2007

Revenues	$832,428	$456,457
Net (Loss) Income	$(43,066)	$19,410
(Loss) Earnings Per Share
Basic	$(1.22)	$0.66
Diluted	$(1.22)	$0.65

Business acquisition (scrap metal recycling segment):  On July 10, 2007, the Company acquired 82.5% of the outstanding capital stock of Totalcat Group, Inc. (“Totalcat”), a recycler and manufacturer of catalytic devices headquartered in Newark, New Jersey. Both Metalico, Inc. (“Metalico”) and the selling stockholders of Totalcat have rights to require the sale of the remaining Totalcat stock to Metalico after the second anniversary of the acquisition at a price determined in accordance with a formula set forth in the governing stock purchase agreement. The Company had recorded an initial liability of $5,734 ($6,480 as of December 31, 2008) representing the net present value of the maximum anticipated purchase price of the remaining 17.5%. The present value discount is being accreted from the acquisition date through the future purchase date. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price for the capital stock acquisition was approximately $30,000, plus a $1,488 payment for net working capital in excess of a predetermined amount. The Company also entered into a $1,500 non-compete agreement with one of the previous owners. The acquisition was financed with an $18,000 term loan with the $13,488 balance of the purchase price paid with borrowings from the Company’s existing credit facility. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation resulted in $27,092 of goodwill, not deductible for income tax purposes, representing the excess of cost over the fair value of net tangible and finite lived intangible assets acquired. Other amortizable intangible assets acquired in the transaction include $3,940 for supplier relationships which are being amortized on a straight-line basis over a 13-year period; $480 for customer relationships which are being amortized on a straight-line basis over a 13-year period; $230 of value in excess of the price paid for a non-compete covenant amortizable on a straight-line basis over a 4 year period commencing with the termination of the employment of one of the previous owners; $9,290 for trademarks and trade names which have an indefinite life and $9 for patents which will be amortized over the statutory life. Refer to Note 7 Goodwill and Note 8 Other Intangibles for impairment of intangible assets acquired in the Totalcat transaction.

Unaudited pro forma financial information presented below for the years ended December 31, 2007 gives effect to the acquisition of Totalcat as if it occurred as of January 1, 2006. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Totalcat had taken place at the beginning of each of the periods presented.

2007

Revenues	$354,757
Net Income	$13,170
Earnings Per Share
Basic	$0.45
Diluted	$0.45

Business acquisition (scrap metal recycling segment):  On July 3, 2007, the Company’s Metalico Akron, Inc. (“Metalico Akron”) and Metalico Akron Realty, Inc. (“Realty”) subsidiaries acquired substantially all of the operating assets of Annaco, Inc. (“Annaco”) and interests in the real property used by Annaco in its business. The results of operations acquired have been included in the consolidated financial statements since that date. The

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

aggregate purchase price was approximately $33,510, including a payment for inventory in excess of a predetermined amount that was subject to post-closing adjustment and an allocation for the real estate interests. The Company will also make an annual earnout payment to Annaco for the fiscal years 2007, 2008, and 2009 (the payment for 2007 being prorated) if the acquired assets perform over a predetermined income level during such periods. If such payments are made, it will increase the total purchase price and be recorded as an increase to goodwill. For the years ending December 31, 2008 and 2007, the earnouts amounted to $5,250 and $0. The acquisition was financed with a $32,000 term loan with the balance of the purchase price paid with borrowings under the Company’s existing credit facility. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date.

Unaudited pro forma financial information presented below for the year ended December 31, 2007 gives effect to the acquisition of Annaco as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Annaco had taken place at the beginning of each of the periods presented.

2007

Revenues	$365,188
Net Income	$15,262
Earnings Per Share
Basic	$0.53
Diluted	$0.52

Business acquisition (scrap metal recycling segment):  On May 31, 2007, the Company acquired 100% of the outstanding capital stock of Tranzact, Inc. (“Tranzact”), a recycler of molybdenum, tantalum and tungsten scrap metals located in Quarryville, Pennsylvania. This acquisition represents a strategic expansion into these specialized metals markets. The results of operations acquired have been included in the Company’s Scrap Metal Recycling segment in the consolidated financial statements since that date. The aggregate purchase price was approximately $10,162 including cash in the amount of $9,538 and a note payable to the seller of $624. The cash portion of the acquisition was financed by debt from borrowings under the Company’s loan agreement with its primary lender. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date.

Unaudited pro forma financial information results of operations for the year ended December 31, 2007 presented below gives effect to the acquisition of Tranzact as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Tranzact had taken place at the beginning of the periods presented.

2007

Revenues	$346,624
Net Income	$15,357
Earnings Per Share
Basic	$0.53
Diluted	$0.52

Business acquisition (scrap metal recycling segment):  On April 30, 2007, through its Metalico Transfer, Inc., subsidiary, the Company acquired substantially all of the assets of Compass Environmental Haulers, Inc. (“Compass”), a construction and demolition debris transfer station in Rochester, New York. The acquisition

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

expanded the Company’s scrap recycling hauling operations and entered the Company into the construction and demolition transfer business. Another wholly owned subsidiary, Metalico Transfer Realty, Inc., acquired the real property used in Compass’ operations from an affiliate of Compass. The results of operations acquired have been included in the Company’s Scrap Metal Recycling segment in the consolidated financial statements since that date. The aggregate purchase price (including the cost of the real property) was approximately $2,694 including cash in the amount of $1,640, notes payable of $934 and a non-compete agreement of $120. The cash portion of the acquisition was financed by debt from borrowings under the Company’s loan agreement with its primary lender. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Note 3.	Major Customer

Revenues for the years ended December 31, 2008, 2007 and 2006, includes revenue from net sales to the following customer (which accounted for 10% or more of the total revenue of the Company in any of those periods), together with the trade receivables due from such customer as of December 31, 2008 and 2007.

	Net Revenues to Customer as a Percentage of Total Revenues For The Year Ended December 31,			Trade Receivable Balance as of December 31,
	2008	2007	2006	2008	2007

Customer A (Scrap metal reporting segment)	30.0%	8.4%	—	$347	$5,550

Note 4.	Inventories

Inventories as of December 31, 2008 and 2007 were as follows:

	2008	2007

Raw materials	$5,240	$14,761
Finished goods	7,909	12,727
Work-in-process	534	7,662
Ferrous scrap metal	8,241	5,427
Non-ferrous scrap metal	9,848	8,971

	$31,772	$49,548

Note 5.	Investment in Beacon Energy Corp./Beacon Energy Holdings Corp.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

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

As a result of the above transactions, as of December 31, 2008, the Company held a 36.6% interest in Holdings, which when combined with the holdings of officers of the Company, no longer represented a controlling financial interest. To date the Company has invested $5,000 in Beacon. The operations of Beacon through June 30, 2008 were consolidated into the operating results of the Company with an elimination of the minority interests share. Subsequent to June 30, 2008, the investment is accounted for as an equity method investment. From July 1 through December 31, 2008 the Company’s respective ownership percentage in the equity of Holdings’ loss of ($3,419) is reflected in other income (expense). The carrying amount as of December 31, 2008 is $3,609 and is included in other assets in the consolidated balance sheet.

Condensed unaudited financial information of Beacon, an unconsolidated affiliated company, accounted for by the equity method was as follows:

Period from
Deconsolidation
July 1, 2008 to
December 31,
2008

Results of Operations
Revenue	$14,756
Costs and expenses	24,092

Operating and net loss	$(9,336)

Net loss	$(9,342)

December 31,
Balance Sheet	2008

Assets:
Current Assets	$2,289
Property, plant & equipment, net	9,325

Total Assets	$11,614

Liabilities:
Current liabilities	$1,680

Total liabilities	1,680
Shareholders’ Equity	9,934

Total Liabilities and Shareholders Equity	$11,614

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Note 6.	Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consisted of the following:

	2008	2007

Land	$8,837	$5,586
Buildings and improvements	24,800	18,778
Office furniture, fixtures and equipment	1,534	1,606
Vehicles and machinery and equipment	70,651	37,116

	105,822	63,086
Less accumulated depreciation	25,739	18,378

	$80,083	$44,708

Note 7.	Goodwill

The Company’s goodwill resides in multiple reporting units. The profitability of individual reporting units have suffered from downturns in customer demand and other factors which resulted from the global economic crisis including the precipitous decline in commodity prices. Certain individual reporting units have been more impacted by these factors than the Company as a whole due to particular demand characteristics for specific commodities in which the Company handles. Specifically, the decline in the automotive industry, which drives a significant portion of the demand for Platinum Group Metals (PGM), has resulted in exceptional declines in PGM pricing which impacted the fair value of the goodwill recorded in the Company’s PGM reporting units.

Additionally, the Company’s market capitalization has been significantly impacted by extreme volatility in the U.S. equity and credit markets and as of December 31, 2008, was below its net book value. In its annual test for impairment, the Company has identified instances where the recovery of the goodwill and other intangible assets recorded in the acquisition of certain reporting units is doubtful.

Further adverse changes in general economic and market conditions and future volatility in the equity and credit markets could have further impact on the Company’s valuation of its reporting units and may require the Company to assess the carrying value of its remaining goodwill and other intangibles prior to normal annual testing date.

At December 31, 2008, the Company’s market capitalization did not exceed total shareholders’ equity. Upon analysis the Company had determined that the implied fair value of its recorded goodwill exceeded its carrying value. As such, the Company recorded an impairment charge of $36,260 for the year ended December 31, 2008. No indicators of impairment were identified for the years ended December 31, 2007, and 2006. Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, were as follows:

	2008	2007

Balance, beginning	$78,565	$29,067
Acquired during the year	26,930	49,498
Adjustment for earnouts	5,250	—
Resolution of purchase allocation for 2007 acquisition	(7,674)	—
Other costs for 2007 and 2008 acquisitions recorded as goodwill	2,640	—
Impairment charges	(36,260)	—

Balance, ending	$69,451	$78,565

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Note 8.	Other Intangible Assets

Due to the current economic environment, which has resulted in significant adverse changes in the business climate for commodities in which the Company deals, changes to the Company’s operating results and forecasts, and a significant reduction in the Company’s market capitalization, the carrying value of certain items of the Company’s other long-lived assets exceeded their respective fair value at December 31, 2008. As such, the Company recorded an impairment charge of $22,783 for the year ended December 31, 2008. Other intangible assets as of December 31, 2008 and 2007 consisted of the following:

	Gross			Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Charges	Amount

2008
Covenants not-to-compete	$6,731	$(2,194)	$(2,129)	$2,408
Trademarks & tradenames	18,275	—	(12,200)	6,075
Customer relationships	2,605	(986)	(1,408)	211
Supplier relationships	44,440	(2,990)	(7,031)	34,419
Know how	397	—	—	397
Patents & databases	113	(4)	(15)	94

	$72,561	$(6,174)	$(22,783)	$43,604

2007
Covenants not-to-compete	$4,361	$(1,359)	$—	$3,002
Trademarks	969	—	—	969
Customer relationships	1,055	(633)	—	422
Supplier relationships	18,360	(625)	—	17,735
Know how	397	—	—	397

	$25,142	$(2,617)	$—	$22,525

The changes in the net carrying amount of amortized intangible and other assets by classifications for the years ended December 31, 2008 and 2007, were as follows:

	Covenants
	Not-to-	Customer	Supplier	Patents &
	Compete	Relationships	Relationships	Databases

2008
Balance, beginning	$3,002	$422	$17,735	$—
Acquisitions/additions	2,370	1,550	26,080	113
Amortization	(835)	(353)	(2,365)	(4)
Impairment charges	(2,129)	(1,408)	(7,031)	(15)

Balance, ending	$2,408	$211	$34,419	$94

2007
Balance, beginning	$982	$633	$—	$—
Acquisitions/additions	2,118	—	18,360	—
Amortization	(98)	(211)	(625)	—

Balance, ending	$3,002	$422	$17,735	$—

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Amortization expense recognized on all amortized intangible assets totaled $3,557, $934 and $360 for the years ended December 31, 2008, 2007 and 2006. Estimated aggregate amortization expense on amortized intangible and other assets for each of the next 5 years and thereafter is as follows:

Years Ending December 31:	Amount

2009	$3,025
2010	2,740
2011	2,422
2012	2,371
2013	2,647
Thereafter	23,927

$37,132

Note 9.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2008 and 2007, consisted of the following:

	2008			2007
	Current	Long-Term	Total	Current	Long-Term	Total

Environmental remediation costs	$115	$1,518	$1,633	$2,933	$714	$3,647
Payroll and employee benefits	3,572	—	3,572	2,699	—	2,699
Interest, bank fees and interest rate swap	1,887	1,028	2,915	971	—	971
Obligations under purchase commitments	1,973	—	1,973	—	—	—
Obligations under put options (see Note 2)	6,481	—	6,481	—	5,973	5,973
Obligations under make-whole agreements (see Note 13)	3,546	—	3,546	—	—	—
Obligations under earnout agreements (see Note 2)	5,250	—	5,250	—	—	—
Other	1,955	412	2,367	1,802	21	1,823

	$24,779	$2,958	$27,737	$8,405	$6,708	$15,113

Note 10.	Pledged Assets, Short and Long-Term Debt, Warrants and Interest Rate Swap Contract

Short-term debt as of December 31, 2008 and 2007, consisted of the following:

	2008	2007

Revolving line-of-credit notes payable under secured credit facility to primary lender, terms as described below	$—	$5,887

Long-term debt, excluding senior unsecured convertible notes payable, as of December 31, 2008 and 2007, consisted of the following:
Senior debt:

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

	2008	2007

Revolving line-of-credit payable under secured credit facility with primary lender, terms as described below	$—	$23,548
Term loans payable under secured credit facility with primary lender, due in monthly principal installments from $94 to $99 plus interest at the lenders base rate plus a margin (an effective rate of 4.15% at December 31, 2008), remainder due May 2013, collateralized by substantially all assets of the Company. Refer below for amendments in maturity dates made subsequent to year-end	10,614	5,260
Note payable to bank, due in monthly installments of $3, including interest at 7.2%, remainder due April 2019, collateralized by a mortgage on real property	250	264
Other, primarily equipment notes payable and capitalized leases for related equipment, interest from 1.9% to 9.8%, collateralized by certain equipment with due dates ranging from 2009 to 2013	4,553	5,461
Term loans payable maturing July 2013. Interest payable monthly at the lenders minimum base rate plus a margin of 3.5% with a minimum of 11.0% (an effective rate of 11.0% at December 31, 2008), The notes are guaranteed by certain of the Company’s subsidiaries and collateralized by substantially all assets of the Company. Refer below for amendments in maturity dates made subsequent to year-end	67,150	50,000
Subordinated debt (subordinate to debt with primary lenders):
Note payable to corporation for stock repurchase, due in quarterly installments of $5, remainder due April 2008, without interest, collateralized by common shares held by escrow agent	—	245
Note payable to corporation in connection with business acquisition, due in principal installments of approximately $11 every other month plus interest at 5%, unsecured	53	116
Non-compete obligations payable to individuals in connection with business acquisitions, due in installments from $11 to $15 from monthly to every other month, unsecured	733	1,531
Note payable to corporation in connection with business acquisition, due in monthly installments of approximately $19 including imputed interest at 4.8%, due April 2009, collateralized by equipment	75	293
Note payable to corporation in connection with business acquisition, due in monthly installments of approximately $21 including imputed interest at 4.8%, due April 2009, collateralized by land and buildings acquired under the terms of the purchase agreement	62	303
Note payable to corporation in connection with business acquisition, due in quarterly principal installments of approximately $63 plus interest at 7%, due November 2009, unsecured	250	500
Note payable to selling shareholder in connection with business acquisition, due in monthly installments of approximately $41 plus interest at 8%, due May 2010, unsecured	698	1,192
Note payable to selling shareholder in connection with business acquisition, due in monthly installments of approximately $17 plus interest at 8%, due May 2010, unsecured	295	503

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

	2008	2007

Note payable to corporation in connection with business acquisition, due in monthly installments of approximately $161 including interest at 7%, remainder due January 2010, unsecured	1,573	—

	86,306	89,216
Less current maturities	30,897	5,497

Long-term portion	$55,409	$83,719

On February 27, 2009, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of July 3, 2007 (the “Loan Agreement”), by and among the Company and certain of its subsidiaries as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto. Among other things, the Seventh Amendment provides for the prepayment of all outstanding term loans under the Agreement (in an aggregate amount of approximately $10,200) and the termination of the term loan facilities, and a reduction in the maximum amount available under the Loan Agreement’s revolving credit facility to $60,000, subject to a borrowing base. Interest on revolving loans is adjusted to (i) the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, (ii) the current LIBOR rate plus 3%. The Seventh Amendment also resets certain covenants, including the Company’s minimum “EBITDA,” minimum fixed charge coverage ratio, and maximum capital expenditure covenants, and permits the payments under the Financing Agreement described in the next paragraph.

On February 27, 2009, the Company also entered into Amendment No. 6 (“Amendment No. 6”) to the Financing Agreement, dated as of July 3, 2007 (the “Financing Agreement”), by and among the Company as borrower, certain of its subsidiaries as guarantors, and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto. Amendment No. 6 provides for three equal payments of $5,000 on the outstanding term debt under the Financing Agreement, including one made at closing and two to be made by May 13, 2009 and August 12, 2009, respectively. No other principal payments are scheduled prior to maturity. Interest on the term loans is adjusted to (i) (A) the greater of 7.5% per annum and the “Reference Rate” (a rate determined by reference to the prime rate) plus (B) 6.5% or (ii) at the Company’s election, (A) the greater of 4.5% per annum and the current LIBOR rate plus (B) 9.5%. Under certain circumstances, if the Company fails to make the second or third scheduled prepayment by the specified date, each interest rate will increase by an additional 1%. Amendment No. 6 also resets certain covenants, including the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum “EBITDA,” and maximum capital expenditure covenants, adds a covenant requiring minimum “Working Assets” (defined to include values for receivables, inventory, and cash and cash equivalents) and allows for the term loan payments under the WFF Agreement described in Paragraph (a) above. After giving effect to Amendment No. 6 and the Seventh Amendment described in the preceding paragraph and the term loan payments made under both on their effective date, the Company had outstanding indebtedness under the Financing Agreement in a principal amount of approximately $62.1 million, all in term loans maturing June 30, 2013 (except for the two remaining payments described above).

As a result of the amendments described in the preceding paragraphs, $23,298 of debt has been reclassified as a current liability as of December 31, 2008.

Senior Unsecured Notes Payable:

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100,000 of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of the Company’s common stock (“Note Shares”). The initial conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes under certain circumstances, and (ii) an optional redemption right exercisable by the Company beginning on the third anniversary of the date of issuance of the Notes and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon. The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make whole provisions upon a change of control, (iii) “weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversary of the date of issuance of the Notes whereby the Note Purchasers would receive the present value (using a 3.5% discount rate) of the interest they would have earned should their Notes so converted had been outstanding from such forced conversion date through the sixth anniversary of the date of issuance of the Notes, and (v) a debt incurrence covenant which would limit the ability of the Corporation to incur debt, under certain circumstances. The transactions contemplated by the Securities Purchase Agreement closed May 1, 2008. The Company received stockholder approval for the right to issue more than 20% of the Company’s outstanding common stock pursuant to the terms of the Notes at its annual meeting of stockholders on June 24, 2008 in accordance with certain rules of the American Stock Exchange (now known as NYSE Alternext).

In connection with the convertible note issuance described above, the Note Purchasers also received a total of 250,000 warrants (“Put Warrants”) for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The initial fair value of the put warrants was $1,652 which was recorded as a debt discount and will be amortized over the life of the convertible notes. In the event of a change of control, at the request of the holder delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the Put Warrant from the holder by paying the holder, within five (5) business days of such request (or, if later, on the effective dated of the change of control, cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control.

The $100,000 convertible notes are included in the balance sheet at December 31, 2008 at $98,403 which is inclusive of unamortized discount of $1,597.

In connection with the Securities Purchase Agreement, the Company and the Note Purchasers entered into a Registration Rights Agreement, dated as of April 23, 2008, pursuant to which the Company filed a registration statement (the “Registration Statement”) on May 23, 2008 to register the resale of the Note Shares and the shares underlying the Put Warrants together with the shares issued in the Company’s private placement of equity of April 9, 2008 described in Note 12 below (the “Equity Placement”) and the shares underlying the warrants issued in the Equity Placement. The Registration Statement was declared effective by the SEC on July 17, 2008.

On March 24, 2008, the Company entered into the Third Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement dated as of July 3, 2007 (the “Loan Agreement”) among the Company and several of its subsidiaries (the “Borrowers”) and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the institutional lenders party thereto (the “Lenders”). The Amendment provided for an increase in the maximum amount available under the Loan Agreement to $100,000, including $78,000 under the revolving credit facility. The Amendment also reset the Company’s minimum “EBITDA” and maximum capital expenditure covenants. The remaining material terms of the Loan Agreement remained unchanged by the Amendment.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

On January 25, 2008, the Company entered into an amendment to the Financing Agreement with Ableco Finance, LLC (“Ableco”) as administrative agent and collateral agent, and the institutional lenders party thereto providing for an additional term loan in the amount of $17,150, maturing in six years. Obligations under the agreement are guaranteed by all of the Company’s subsidiaries. The loan bears interest at (a) (i) the greater of 7.5% per annum or the Reference Rate (a rate determined by reference to the prime rate) plus (ii) 3.5% or (b) at the Company’s election, the greater of 4.5% per annum or the current LIBOR rate plus 6.5% (effectively 11.00% at December 31, 2008). Pursuant to the Financing Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc.

In December 2007, the Company entered into an interest rate swap agreement related to their borrowings on its revolving line-of- credit with Foothill. This swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized over the life of the agreement in interest expense. The swap agreement expires in January 2011 and has a rate of 4.04% with a notional amount of $20,000. Included in other comprehensive income is a loss of approximately $300 relating to the fair value of the swap agreement as of December 31, 2008. In September 2008, the interest rate swap became ineffective when the Company fully repaid the underlying debt for which the swap was entered. As a result of the ineffectiveness of the swap, the Company recognized an additional $529 interest expense for the year ending December 31, 2008. As this instrument ages toward maturity and/or the interest rates increase, the loss will be reclassified from accumulated other comprehensive income into earnings.

Aggregate annual maturities required on long-term debt at December 31, 2008, are as follows:

Years Ending December 31:	Amount

2009	$30,897
2010	1,619
2011	965
2012	477
2013	35,039
Thereafter	117,309

$186,306

Note 11.	Accumulated Other Comprehensive Income (Loss)

Total comprehensive income (loss) is reported in the accompanying statements of stockholders’ equity. Information related to the components, net of tax, of other comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 is as follows.

	2008	2007	2006

Change in funded status of defined benefit pension plan	$(149)	$(6)	$—
Change in minimum pension liability	—	—	285
Unrealized loss on interest rate swap	(300)	(63)	—

	$(449)	$(69)	$285

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

The components of accumulated other comprehensive loss, net of tax, as of December 31, 2008 and 2007 are as follows:

	2008	2007

Funded status of defined benefit pension plan	$(422)	$(273)
Unrealized loss on interest rate swap	(363)	(63)

	$(785)	$(336)

Note 12.	Capital and Redeemable Stock

On June 24, 2008, shareholders approved an amendment to the Company’s Certificate of Incorporation (a) to eliminate references to a prior series of preferred stock, all of which has been converted to common, (b) to permit the issuance of up to 10,000,000 shares of preferred stock, all of which is designated as “blank check” preferred stock, (c) to increase the total number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, and (d) to restate and integrate into a single instrument all of the provisions of the Company’s Certificate of Incorporation as so amended.

On March 27, 2008, the Company executed definitive purchase agreements with institutional investors providing for the issuance of 2,923,077 shares of its common stock at $9.75 per share in a private placement for total gross proceeds of $28,500 and net proceeds of $26,946 after deducting $1,554 in placement and legal fees. Investors in the private placement also received warrants to purchase 1,169,231 shares of the Company’s common stock at an exercise price of $12.65 per share (subject to adjustment) with a term of six years. In the event of a change of control, at the request of the holder delivered before the ninetieth day after the consummation of such change in control, the Company (or its successor entity) shall purchase the Put Warrant from the holder by paying the holder, within five business days of such request (or, if later, on the effective dated of the change of control), cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control. The initial fair value of the put warrants was $5,424 which was recorded as a reduction to additional paid in capital.

The Company used the net proceeds from the offering to reduce debt and for general corporate purposes. On May 23, 2008 the Company filed a registration statement with the SEC covering the shares sold in the offering. The registration statement was declared effective by the SEC on July 17, 2008.

Capital stock voting rights, par value, dividend features and authorized, issued and outstanding shares are summarized as follows as of December 31, 2008 and 2007:

	2008		2007
		Issued and		Issued and
	Authorized	Outstanding	Authorized	Outstanding

Prior Convertible Preferred stock, voting, $.001 par value	—	—	139,342	—
New Preferred stock, voting, $.001 par value	10,000,000	—	—	—
Common stock, voting, $.001 par value	100,000,000	36,428,154	50,000,000	31,738,008

Preferred stock is carried at original issue price less issue costs and common stock is carried at par value in the accompanying consolidated financial statements. As of May 14, 2007, all outstanding prior preferred stock was converted to common. All converted preferred shares were cancelled upon conversion to common and eliminated from the authorized preferred share total. The Company had no preferred stock issued and outstanding as of December 31, 2008.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

The Board of Directors of Metalico, Inc. is authorized to issue preferred stock from time to time in one or more classes or series thereof, each such class or series to have voting powers (if any), conversion rights (if any), dividend rights, dividend rate, rights and terms of redemption, designations, preferences and relative, participating, optional or other special rights and privileges, and such qualifications, limitations or restrictions thereof, as shall be determined by the Board and stated and expressed in a resolution or resolutions of the Board providing for the issuance of such preferred stock. The Board is further authorized to increase (but not above the total number of authorized shares of the class) or decrease (but not below the number of shares of any such series then outstanding) the number of shares in any series, the number of which was fixed by it, subsequent to the issuance of shares of such series then outstanding, subject to the powers, preferences, and rights, and the qualifications, limitations, and restrictions of such preferred stock stated in the resolution of the Board originally fixing the number of shares of such series

Common stock features include the following:

Authorized shares:  On June 24, 2008 the Company’s shareholders approved an increase in the total number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

Redeemable features:  Certain holders of common shares have put rights, the exercise of which was outside the Company’s control.

The aggregate value of the remaining redemption rights totaled $4,000 at December 31, 2008, which was reported as redeemable common stock outside of the stockholders’ equity section of the Company’s balance sheet. The put rights as of December 31, 2008, consisted of 500,000 shares delivered to certain holders as a component of the consideration for the Company’s American CatCon acquisition. The holders of the redeemable stock had the right to put such shares to the Company at a minimum price of $8.00 in two equal lots of 250,000 shares, the first within ten trading days of January 25, 2009 and the second within ten trading days of January 25, 2010. The Company has disputed the terms of the underlying transaction, as described in Note 18 below, and therefore declined to honor the put of the first lot in January 2009.

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

Changes in redeemable common stock for the years ended December 31, 2008, 2007 and 2006, were as follows:

	2008	2007	2006

Balance, beginning	$—	$—	$1,000
Issued 500,000 shares of redeemable common stock in connection with acquisition	4,000	—	—
Redemption of 200,000 shares of redeemable common stock	—	—	(1,000)

Balance, ending	$4,000	$—	$—

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Stock Purchase Warrants:

In conjunction with the issuance of convertible notes to finance a business acquisition in May 2008, convertible note purchasers were issued a total of 250,000 warrants for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The Company also issued warrants to purchase 1,169,231 shares of the Company’s common stock at an exercise price of $12.65 per share (subject to adjustment) with a term of six years in connection with a private placement of the Company’s common stock in March 2008. Both sets of warrants provide that, in the event of a change of control, at the request of the holder delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the warrant from the requesting holder by paying the holder, within five (5) business days of such request (or, if later, on the effective dated of the change of control), cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control. At December 31, 2008, all 1,419,231 warrants were outstanding.

In December 2007, the Company issued 5,000 common stock purchase warrants to a consultant for future services. The stock purchase warrants had an exercise price of $10.00 per share and were exercisable at any time through December 2012.

In 2007 a total of 262,146 in detachable common stock warrants were exercised resulting in the issuance of 166,235 common shares. In December 2006, warrants to purchase 10,000 common shares were exercised in a cashless transaction resulting in the issuance of 2,188 common shares. At December 31, 2007, no detachable common stock purchase warrants related to this issuance remained outstanding.

Note 13.	Financial Instruments Liabilities

The 250,000 Put Warrants issued in connection with the $100,000 of Senior Unsecured Convertible Notes as described in Note 10 and the 1,169,231 Put Warrants issued in connection with the issuance of common stock described in Note 12 are within the scope of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 requires issuers to classify as liabilities (or assets under certain circumstances) free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets. The Company determines the fair value of the put warrants using the Black-Scholes method.

The estimated fair value of the Put Warrants related to the convertible note offering was $1,652 on the date of issuance and was recorded as an adjustment to the carrying value of the convertible notes. At December 31, 2008, the estimated fair value of the warrants was $69 and is presented as a long-term liability in the accompanying balance sheet as of that date. The change in the fair market value required the Company to record a decrease in the value of the Put Warrant liability of $1,583 to financial instruments fair value adjustment income for year ending December 31, 2008, in accordance with SFAS 150. At each balance sheet date, any change in the calculated fair market value of the warrant obligation must be recorded as additional expense or other income.

The estimated fair value of the Put Warrants related to the common stock offering was $5,424 on the date of issuance and was recorded as a reduction of additional paid in capital. At December 31, 2008, the estimated fair value of the warrants was $343 and is presented as a long-term liability in the accompanying balance sheet as of that date. The change in the fair market value required the Company to record a decrease in the value of the Put Warrant liability of $5,081 to financial instruments fair value adjustment income for year ending December 31, 2008, in accordance with SFAS 150. At each balance sheet date, any change in the calculated fair market value of the warrant obligation must be recorded as additional expense or other income. The recorded liabilities would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

In connection with the Pittsburgh acquisition, the Company entered into to a make-whole agreement (“make-whole agreement”) that provides reimbursement to the seller for any shortfall in selling price below an agreed upon price, up to a maximum of $7,000, on the sale of Company stock issued in the transaction for a period of four months beginning on the six month anniversary of the transaction. The estimated fair value of the make whole agreement was $475 on the date of issuance and was recorded as a reduction of additional paid in capital. On November 14, 2008, the Company amended the agreement and issued an additional 311,112 shares to compensate for the decline in the Company’s stock price valued at $544 which was recorded as additional paid in capital. For the year ending December 31, 2008 the Company made payments totaling $1,106 under the make-whole agreement. At December 31, 2008, the estimated fair value of the agreement was $3,546 and is presented as a current liability in the accompanying balance sheet as of that date. The change in the fair market value required the Company to record an increase in the value of the make-whole liability of $4,721 to financial instruments fair value adjustment expense for the year ending December 31, 2008, in accordance with SFAS 150. At each balance sheet date, any change in the calculated fair market value of the make-whole agreement must be recorded as additional expense or other income.

Note 14.	Income Tax Matters

Net deferred tax assets (liabilities), resulting from the differences in the timing of the recognition of certain income and expense items for financial and tax accounting purposes, consisted of the following components as of December 31, 2008 and 2007:

	2008	2007

Deferred tax assets:
Inventories	$876	$3,102
Accrued liabilities	1,747	2,018
Loss carryforwards for state purposes	3,414	2,706
Intangible assets	5,499	—
Basis in subsidiary stock	474	—
Other	1,658	666

	13,668	8,492
Less valuation allowance	3,211	2,538

	10,457	5,954

Deferred tax liabilities:
Property and equipment	4,677	2,214
Intangible and other	—	5,077
Basis in subsidiary stock	—	671

	4,677	7,962

	$5,780	$(2,008)

Included in deferred tax assets (liabilities) at December 31, 2008 and 2007 is $474 and ($671) related to the loss (gain) on sale of subsidiary stock recorded as a capital transaction in the consolidated statement of stockholders’ equity.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2008 and 2007, as follows:

	2008	2007

Current assets	$3,626	$3,874
Long-term assets (liabilities)	2,154	(5,882)

	$5,780	$(2,008)

Management has recorded a valuation allowance on the net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The increase in the valuation allowance during 2008 is attributable to loss carryforwards for state purposes related to non-operating subsidiaries unlikely to produce future taxable income in order to utilize these loss carryforwards before they expire. Certain of these valuation reserves were established upon business acquisitions and, if reversed in the future, will result in a decrease to goodwill.

Loss carryforwards primarily for state tax purposes as of December 31, 2008, total approximately $53,000 applicable to the various states in which the Company files its tax returns. A valuation allowance has been recorded for approximately 92% of these loss carryforwards applicable to non-operating subsidiaries filing as single entities under applicable federal and state tax laws. The ability of such non-operating subsidiaries to produce future taxable income in order to utilize all of the loss carryforwards before they expire in 2027 is unlikely.

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no effect on retained earnings as of January 1, 2007 or on income tax expense for the years ended December 31, 2008 and 2007.

The provision (credit) for income taxes for the years ended December 31, 2008, 2007 and 2006, consisted of the following:

	2008	2007	2006

Continuing operations:
Current	$(1,822)	$8,535	$7,942
Deferred	(13,713)	140	(1,684)

	$(15,535)	$8,675	$6,258

Discontinued operations:
Current	$(1,492)	$(108)	$(1,140)
Deferred	739	(492)	368

	$(753)	$(600)	$(772)

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

The income tax provision (credit) attributable to income from continuing operations differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2008, 2007 and 2006, due to the following:

	2008	2007	2006

Computed “expected” tax expense (credit)	$(20,433)	$8,396	$6,047
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	(1,751)	1,205	676
Impairment of non-deductible goodwill and intangible assets	6,946	—	—
Change in valuation allowance	673	97	(45)
Other, net	(970)	(1,023)	(420)

	$(15,535)	$8,675	$6,258

The total income tax provision (credit) for the years ended December 31, 2008, 2007 and 2006, was $(16,288), $8,075 and $5,486, respectively. Those amounts have been allocated to the following financial statement items:

	2008	2007	2006

Income from continuing operations	$(15,535)	$8,675	$6,258
Discontinued operations	(753)	(600)	(772)

	$(16,288)	$8,075	$5,486

Note 15.	Stock Based Compensation Plans

The Company established the 2006 Long-Term Incentive Plan (the 2006 Plan) which allows for a number of shares of the Company’s common stock equal to up to 10% of the total issued and outstanding amount of common shares and common share equivalents (meaning the number of shares of common stock to which the Company’s outstanding preferred stock could be converted as of any date of determination) to be issued upon the exercise of stock based awards granted to officers, consultants, board members and certain other employees from time to time. The purpose of the 2006 Plan is to attract and retain qualified individuals and to align their interests with those of the stockholders by providing certain employees of the Company and its affiliates and members of the Board with the opportunity to receive stock-based and other long-term incentive grants. The 2006 Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Awards issued under the 2006 Plan vest ratably over three years and are exercisable for up to five years from the date of grant. The Company receives no monetary consideration for the granting of stock based awards pursuant to the 2006 Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options.

The Company established the 1997 Long-Term Incentive Plan (the 1997 Plan) which allows for a number of shares of the Company’s common stock equal to up to 10% of the total issued and outstanding amount of common shares to be issued upon the exercise of stock based awards granted to officers, consultants and certain other employees from time to time. The primary purpose of the 1997 Plan is to provide additional performance and retention incentives to officers and other key employees by facilitating their purchase of an ownership interest in the Company. The 1997 Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the 1997 Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Exercise or purchase price per share amounts are generally approved at or above the grant date fair value of the Company’s common stock; however, certain awards issued in 2005 and 2004 included terms with exercise prices below the grant date fair value of the Company’s common stock. Awards issued under the 1997 Plan generally vest ratably over two or three years and are exercisable for up to five years from the date of grant. The Company receives no monetary consideration for the granting of stock based awards pursuant to the 1997 Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options. With the approval of the 2006 Plan described in the preceding paragraph, no further awards were made under the 1997 Plan and all future awards will be made under the 2006 Plan.

A summary of the status of the fixed awards at December 31, 2008, 2007 and 2006, and changes during the years ended on those dates is as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,185,919	$5.03	995,905	$3.40	872,275	$2.87
Granted	678,000	13.81	453,500	7.72	206,306	5.39
Exercised	(175,675)	3.86	(198,899)	2.74	—	—
Expired	(48,235)	6.68	(64,587)	5.82	(82,676)	2.82

Outstanding at end of year	1,640,009	8.74	1,185,919	5.03	995,905	3.40

Exercisable at end of year	859,146 (a)		679,701		594,868
Weighted-average fair value per award of awards granted during the year	$6.25		$4.05		$2.48

(a)	As of December 31, 2008, there was $3,995 of total unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.31 years.

For the years ended December 31, 2008, 2007, and 2006, the fair value of each award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants: dividend rate of 0%; risk-free interest rates of between 2.64% and 4.75% based on the U.S. Treasury yield curve in effect at the time of the grant; expected lives of 3-5 years and a volatility rate of 52% to 65% and 55% for 2008 and 2007, respectively based upon the Company’s stock price volatility, and 47% using a comparable company in 2006.

	As of and For The Year Ended December 31
	Aggregate Intrinsic Value
	2008	2007	2006

Awards outstanding:	$156	$6,855	$1,724
Awards exercisable:	$156	$4,858	$1,386
Awards exercised:	$1,533	$1,026	$—

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

A further summary about awards outstanding at December 31, 2008, was as follows:

	Options and Warrants		Options and Warrants
	Outstanding		Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Remaining
	Number	Contractual	Number	Contractual
Exercise Prices	Outstanding	Life	Exercisable	Life

0.01	97,500	0.3	97,500	0.3
1.00	10,000	0.3	10,000	0.3
2.00	7,500	0.1	7,500	0.1
3.00	20,000	0.3	20,000	0.3
3.03	112,567	2.0	112,567	2.0
3.50	36,083	1.2	36,083	1.2
4.36	10,000	2.3	8,889	2.3
4.70	1,389	2.5	1,158	2.5
4.86	10,000	2.3	8,889	2.3
4.90	170,000	1.0	170,000	1.2
5.36	5,000	2.3	4,444	2.3
5.50	106,346	2.5	88,622	2.5
6.29	15,000	3.3	8,333	3.3
7.56	5,000	3.7	2,083	3.7
7.74	349,665	3.6	165,120	3.6
8.48	10,000	3.5	5,000	3.5
9.86	2,153	4.0	718	4.0
10.36	4,306	4.0	1,435	4.0
10.40	1,000	3.8	417	3.8
10.41	7,500	4.2	1,875	4.2
10.56	25,000	4.7	2,778	4.7
14.02	631,500	4.5	105,250	4.5
14.65	2,500	4.4	485	4.4

Total	1,640,009	3.2	859,146	2.2

During the year ended December 31, 2008, the Company granted 168,500 shares of restricted common stock to Company officers and employees at an average per share price of $10.22 per share. The shares will vest quarterly over a three year period. As of December 31, 2008, there was $1,073 of total unrecognized stock-based compensation expense related to the unvested restricted stock granted in 2008.

Note 16.	Pension Plans

At December 31, 2008, the Company has two defined-contribution 401(k) pension plans, one for employees not covered by a collective bargaining agreement (Non-union), and one for employees at its Granite City, Illinois plant covered by a collective bargaining agreement (Union). The plans offer substantially all employees a choice to elect to make contributions pursuant to salary reduction agreements upon attaining certain age and length-of-service requirements. Under the Non-union plan, the Company may make matching contributions on behalf of the participants

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

of the plan, not to exceed 100% of the amount of each participant’s elective salary deferral, up to a maximum percentage of a participant’s compensation as defined by the plan. Under the Union plan, and in accordance with its labor contract that covers the Company’s union employees at the Granite City, Illinois plant, Company contributions are required based on a specified rate per month. The Company matched participant contributions during 2008, 2007 and 2006, under the Non-union plan at 100% of a participant’s elective salary deferrals, up to a maximum of 4% of a participant’s compensation. During 2008 for the Union plan, the Company matched participant contributions up to a maximum of 4% of a participants compensation. The Non-union and Union plans also provide a profit sharing component where the Company can make a discretionary contribution to the plans, which is allocated based on the compensation of eligible employees. No profit sharing contributions were made for 2008, 2007 and 2006. Company matching and profit sharing contributions are subject to vesting schedules, and forfeitures are applied to reduce Company contributions. Participants are immediately vested in their elective contributions. 401(k) pension expense for the years ended December 31, 2008, 2007 and 2006, was approximately $387, $355 and $421, respectively.

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

Information relative to this defined benefit pension plan, as of and for the years ended December 31, 2008 and 2007, is presented as follows:

The Company uses a December 31 measurement date for the defined benefit pension plan.

Obligations and Funded Status

	2008	2007

Changes in benefit obligations:
Obligations at beginning of year	$977	$958
Service cost	—	—
Interest cost	58	57
Participant contributions	—	—
Amendments	—	—
Actuarial (gain) loss	30	32
Benefits paid	(69)	(70)

Obligations at end of year	$996	$977

Changes in plan assets:
Fair value of assets at beginning of year	$684	$660
Actual return on assets	(199)	44
Company contributions	51	50
Participant contributions	—	—

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

	2008	2007

Benefits paid	(69)	(70)

Fair value of assets at end of year	$467	$684

Funded status (plan assets less than benefit obligations) at end of year	$(529)	$(293)
Amounts not recognized:
Unrecognized net (gain) loss	712	469

Net amount recognized on balance sheet	$183	$176

Amounts recognized on balance sheet as:
Accrued benefit cost	$(529)	$(293)
Accumulated other comprehensive income	712	469

Net amount recognized on balance sheet	$183	$176

Aggregate accumulated benefit obligation for the defined benefit pension plan	$996	$977

Aggregate amounts were:
Projected benefit obligations	$996	$977
Accumulated benefit obligations	996	977
Fair value of plan assets	467	684
Components of Net Periodic Benefit Cost and Additional Information Components of net periodic benefit cost:
Interest cost	$58	$57
Expected return on plan assets	(50)	(49)
Recognized actuarial (gain) loss	37	35

Net periodic benefit cost	$45	$43

Additional information:
Increase (decrease) in minimum liability included in other comprehensive income, net of tax	$149	$6
Assumptions
Weighted-average assumptions used in computing ending obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	N/A	N/A
Weighted-average assumptions used in computing net cost:
Discount rate	6.00%	6.00%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	7.50%	8.00%

The expected long-term rate of return on plan assets for determining net periodic pension cost for each fiscal year is chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various asset categories to the target asset allocation of the defined benefit pension plan, as well as taking into account historical returns.

Using the asset allocation policy as currently in place for the defined benefit pension plan (60% in total equity securities — 45% large/mid cap stocks and 15% small cap stocks; 40% in fixed income securities), the Company

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

determined the expected rate of return at a 50% probability of achievement level based on (a) forward-looking rate of return expectations for passively-managed asset categories over a 20-year time horizon and (b) historical rates of return from 1926 through 2004 for passively-managed asset categories with available data. Applying an approximately 75%/25% weighting (for conservatism) to the rates determined in (a) and (b), respectively, produced an expected rate of return of 7.58% which was rounded to 7.50%.

Plan Assets

	Percentage of
	Plan Assets
	at
	December 31,
Asset Category	2008	2007

Equity securities	60%	58%
Debt securities	38%	40%
Other	2%	2%

Total	100%	100%

Cash Flows

The Company expects to contribute approximately $30 to its defined benefit pension plan in the year ending December 31, 2009.

The following benefit payments are expected to be paid:

Years Ending December 31:	Amount

2009	$73
2010	71
2011	69
2012	66
2013	66
Years 2014-2017	345

Note 17.	Lease Commitments

The Company leases administrative and operations space under noncancelable agreements that expire between 2009 and 2018, and require various minimum annual rentals. In addition, certain leases also require the payment of property taxes, normal maintenance, and insurance on the properties. The Company also leases certain vehicles and equipment under noncancelable lease agreements that expire between 2009 and 2013.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

The approximate minimum rental commitment as of December 31, 2008, excluding executory costs, is due as follows:

Years Ending December 31:	Amount

2009	$1,235
2010	823
2011	604
2012	111
2013 and thereafter	183

$2,956

Total rental expense for the years ended December 31, 2008, 2007 and 2006, was approximately $2,096, $1,562 and $1,181, respectively.

Note 18.	Other Commitments and Contingencies

Environmental Remediation Matters

Metalico, Inc. began operations in Tennessee by acquiring General Smelting & Refining, Inc. (“GSR”) in 1997. Operations ceased at GSR in December 1998, and thereafter it commenced closure activities. Metalico, Inc. incorporated Metalico-College Grove, Inc. (“MCG”) in July 1998 as another wholly-owned subsidiary and later in 1998 MCG purchased substantially all of the net assets of GSR inclusive of a new plant that was constructed (and completed in 1998) adjacent to the GSR plant originally acquired. Secondary lead smelting and refining operations in Tennessee were conducted thereafter by MCG until operations were ceased in 2003.

In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (“TDEC”) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of December 31, 2008 and December 31, 2007, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $879 and $533, respectively. Of the $879 accrued as of December 31, 2008, approximately $83 is reported as a current liability and the remaining $796 is estimated to be incurred and paid as follows: $124 from 2010 through 2011 and $672 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.

In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“GCR”), received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, the EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and the EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. The remediation of the Jernigan Site has been substantially completed at a cost

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

of $3.3 million. GCR’s liability for remediation costs has been reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $555. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.

GCR is a party to four other consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.

Pursuant to the sale of substantially all of the assets of GCR in May of 2006 (See Note 19), the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying December 31, 2008 and December 31, 2007, balance sheets include approximately $753 and $3,114, respectively, applicable to GCR’s various outstanding remediation issues. Of the $753 accrued as of December 31, 2008, $31 is reported as a current liability and the remaining $722 is estimated to be incurred and paid as follows: $250 from 2010 through 2011 and $472 thereafter. The remaining $722 reported in long term liabilities represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.

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

Pending Litigation

On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”) closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The aggregate consideration for the ACC Texas purchase included a payment for net working capital subject to post-closing adjustment, a note payable to the ACC Texas seller, shares of Metalico redeemable common stock, and annual payments to ACC Texas (the “Annual Earnout”) for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. In August of 2008 the Company made a good-faith advance to the seller against an Annual Earnout potentially payable for 2008 that otherwise would not have been due until 2009. The Company subsequently learned that certain items represented by the seller at closing to be collectible were not collectible, that other representations and warranties about the business it believes were materially inaccurate, and that, based on performance to date, the Annual Earnout for 2008 was unlikely to be earned. As a result, the Company discharged American CatCon’s general manager, who was a principal of the seller, demanded return of the good-faith advance of $1,000 and set off the unearned payment against amounts owing under the seller’s note. The seller delivered notice of acceleration of the note and demanded payment of the outstanding balance of approximately $2.6 million. The general manager, through counsel, made a wrongful termination demand for damages of approximately $325. On October 31, 2008, Metalico and American CatCon filed a petition with the American Arbitration Association against the seller, its equity holders, and its principal

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

seeking a reduction in the purchase price pursuant to the contemplated adjustment for net working capital, payment of damages for breach of warranty and other claims, return of the unearned advance and other appropriate relief. The respondents in the arbitration filed an answer November 21, 2008 denying the Company’s claims and counterclaiming for breach of the general manager’s employment agreement and an amended answer January 8, 2009 largely asserting additional defenses. On January 28, 2009, the Company received a demand for redemption of half of the redeemable common stock, which the Company declined to honor pending the outcome of the dispute. The respondents then filed a second amended answer February 11, 2009 counterclaiming for the Company’s failure to honor the redemption demand. The Company intends to pursue its claims in this action and to defend vigorously all counterclaims. No amounts have been recorded for any potential losses from this litigation as a range of reasonably possible losses cannot be estimated at this time.

On July 12, 2006, Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (“NIMCO”) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the “NIMCO Asset Purchase Agreement”). Under the terms of the NIMCO Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. An amended complaint was filed January 8, 2007. A second amended complaint was filed in April of 2007 specifying damages, a third amended complaint was filed in March of 2008 deleting the claim for specific performance, and a fourth amended complaint was filed in March of 2009 deleting a claim for a declaratory judgment that the NIMCO Asset Purchase Agreement was still in effect. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment. No amounts have been recorded for any potential losses from this litigation as a range of reasonably possible losses cannot be estimated at this time.

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 19.	Discontinued Operations

On May 31, 2006, the Company sold substantially all of the lead smelting assets of its Gulf Coast Recycling, Inc, (“GCR”) subsidiary, in Tampa, Florida for $6.0 million and will no longer conduct lead smelting and refining operations. The Company determined that operation of a secondary lead smelter was not a core function of its lead fabrication segment but intends to maintain its position as a lead fabricator. The purchase price included an assumption of GCR liabilities identified in the asset purchase agreement but GCR has retained liability for certain specified preexisting environmental conditions. The Company recorded a $560 gain ($903 less $343 in income taxes) on the sale of GCR.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

The loss from the GCR discontinued subsidiary for the years ended December 31, 2008, 2007 and 2006, consisted of the following:

	2008	2007	2006

Revenue	$—	$—	$5,837
Costs and expenses	1,463	1,582	7,903

Operating loss	(1,463)	(1,582)	(2,066)
Other (expense)	—	—	(4)

	$(1,463)	$(1,582)	$(2,070)

During 2003, the Company’s Board of Directors approved a plan for the shutdown of operations and closure of its secondary lead smelting and refining plant in College Grove, Tennessee (Metalico-College Grove, Inc.).

The income (loss) from the Metalico-College Grove, Inc. discontinued subsidiary for the years ended December 31, 2008, 2007 and 2006, consisted of the following:

	2008	2007	2006

Revenue	$—	$—	$—
Costs and expenses	520	100	896

Operating loss	(520)	(100)	(896)
Other income	—	164	—

	$(520)	$64	$(896)

The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future, the plant remains idle. In addition to these environmental monitoring costs, (and reclassification of the GCR subsidiary discussed above), during the year ended December 31, 2006, certain assets held for sale and located on the site in College Grove were removed from the plant and have been scrapped. The year ended December 31, 2006 also includes a charge of $516 ($823 net of income tax credit of $317), for these assets previously held for sale which have been scrapped. The Company had recorded a full impairment of the plant during 2000. The Company has capitalized $142 of costs during the year ended December 31, 2008 for a total $424, relating to preparing the plant for sale. Although no specific buyer has been secured, the Company expects to sell the plant for an amount in excess of the carrying value.

Note 20.	Segment Reporting

The Company had two operating segments for the years ended December 31, 2008, 2007 and 2006. Reference should be made to Note 19 regarding discontinued operations. The segments are distinguishable by the nature of their operations and the types of products sold. The accounting policies of the operating segments are generally the same as described in Note 1. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Beginning in 2007, the

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Company began allocating acquisition interest and management fees from corporate to the operating segments. Listed below is financial data as of or for the years ended December 31, 2008, 2007 and 2006, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated

2008
Revenues from external customers	$723,725	$89,346	$5,124	$818,195
Operating profit (loss)	(24,583)	(12,242)	(3,132)	(39,957)
Depreciation and amortization expense	11,235	1,423	206	12,864
Impairment charge	54,644	4,399	—	59,043
Interest expense	13,791	530	3,034	17,355
Total assets	208,463	39,228	92,602	340,293
Capital expenditures on property and equipment acquired in business acquisitions	30,502	—	—	30,502
Capital expenditures on other property and equipment	6,465	4,441	237	11,143
Capital expenditures on goodwill	26,930	—	—	26,930
Capital expenditures on other intangibles	47,326	—	—	47,326
2007
Revenues from external customers	$240,894	$93,319	$—	$334,213
Operating profit (loss)	17,316	13,223	(1,176)	29,363
Depreciation and amortization expense	4,978	1,260	41	6,279
Interest expense	6,928	373	(1,418)	5,883
Total assets	185,107	61,818	22,645	269,570
Capital expenditures on property and equipment acquired in business acquisitions	9,264	—	—	9,264
Capital expenditures on other property and equipment	9,455	2,131	46	11,632
Capital expenditures on goodwill	49,498	—	—	49,498
Capital expenditures on other intangibles	18,360	—	—	18,360
2006
Revenues from external customers	$129,038	$78,617	$—	$207,655
Operating profit (loss)	15,467	9,739	(5,303)	19,903
Depreciation and amortization expense	2,748	1,062	80	3,890
Interest expense	319	11	1,867	2,197
Total assets	63,030	41,631	13,746	118,407
Capital expenditures on other property and equipment	8,759	662	470	9,891

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

The Company’s revenue by product line or service for the years ended December 31, 2008, 2007 and 2006, consisted of the following:

	2008	2007	2006

Scrap Metal Recycling
Ferrous metals	$214,680	$78,699	$43,506
Non-ferrous metals	172,715	129,032	85,532
PGM material	336,330	33,163	—

	723,725	240,894	129,038

Lead Fabrication	89,346	93,319	78,617
Other	5,124	—	—

	$818,195	$334,213	$207,655

Note 21.	Statements of Cash Flows Information

The Company made (received) net cash payments for income and franchise taxes of approximately $9,539, $7,860 and $5,332 (net of refunds $146, $448 and $529) and for interest of approximately $14,678, $5,146, and $2,255 during the years ended December 31, 2008, 2007 and 2006, respectively. The Company paid net cash of $107,171 and $75,778, to acquire businesses in the years ended December 31, 2008 and 2007 respectively. No acquisitions were made in the year ended December 31, 2006.

The following describes the Company’s noncash investing and financing activities:

	2008	2007	2006

Issuance of common stock for business acquisitions (see Note 2)	$7,832	$—	$—
Issuance of short and long-term debt for business acquisition	3,860	—	—
Issuance of common stock on debt conversion	—	—	4,422
Issuance of common stock in exchange for warrants exercised	—	686	84
Termination of redemption option on redeemable common stock	—	—	932
Change in fair value of interest rate swap contract, net of deferred tax	300	63	—
Increase (decrease) in funded status of pension plan	149	6	—
Increase (decrease) in minimum pension liability	—	—	(285)

Note 22.	Earnings Per Share

Following is information about the computation of the earnings per share (EPS) data for the years ended December 31, 2008, 2007 and 2006. For the year ending December 31, 2008, the calculation of fully diluted (loss) earnings per share is anti-dilutive and, therefore, is not presented.

	Year Ended December 31, 2008
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic and Diluted EPS
Loss from continuing operations available to common stockholders	$(42,430)	35,136,316	$(1.21)

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

	Year Ended December 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income from continuing operations available to common stockholders	$15,671	29,004,254	$0.54

Effect of Dilutive Securities
Common stock warrants	—	160,875
Options and rights	—	173,622

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$15,671	29,338,751	$0.53

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income from continuing operations available to common stockholders	$11,619	24,922,942	$0.46

Effect of Dilutive Securities
Common stock warrants	—	96,236
Options and rights	—	88,170
Convertible notes	164	909,214

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$11,783	26,016,562	$0.45

Note 23.	Fair Value Disclosure

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Notes payable and long-term debt:  The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities. The Company has determined that the fair value of its 7% senior unsecured convertible notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The $100,000 convertible notes are included in the balance sheet at December 31, 2008 at $98,403 which is inclusive of unamortized discount of $1,597. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.

Seller Put obligations:  Obligations under seller put options are recorded at the present value of the maximum expected potential purchase liability. Discounts are amortized on an effective interest method from the date of acquisition to the required purchase date.

Interest Rate Swap and obligations under purchase contracts: The carrying amounts are equal to fair value based upon quoted prices.

Put Warrants:  The carrying amounts are equal to fair value.

Obligations under make-whole agreements:  The carrying value is equal to fair value based on the present value probability-weighted estimated cash flows.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2008:

Liabilities	Level 1	Level 2	Level 3	Total

Put warrants	—	—	$412	$412
Obligations under purchase contracts	—	$1,973	—	$1,973
Obligations under make-whole agreements	—	—	$3,546	$3,546
Interest rate swaps	—	$1,028	—	$1,028

As of December 31, 2008, the Company has no assets measured at fair value.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Put Warrants: The put warrants are valued using the Black-Scholes method.

Obligations under purchase contracts: The liability is valued based on the present value of the forward contract rate of the purchase contract.

Obligations under make-whole agreements: The liability is valued based on the present value of probability-weighted estimated cash flows.

Interest Rate Swaps: Interest rate swaps are valued by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions.

SFAS No. 157 requires a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. For these Level 3 assets, the reconciliation is as follows:

	Fair Value Measurements
	Using Significant Unobservable Inputs (Level 3)
		Obligations under
		make-whole
	Put Warrants	agreements	Total

Beginning balance	$—	$—	$—
Purchases, issuances, and settlements	7,076	475	7,551
Total (gains) or losses (realized/unrealized)
Included in earnings	(6,664)	4,721	(1,943)
Included in other comprehensive income	—	—	—
Payments, conversions, redemptions and additional issued shares (note 13)	—	(1,650)	(1,650)

Ending balance	$412	$3,546	$3,958

The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(6,664)	$3,071	$(3,593)

Note 24.	Pending Adoption of Accounting Standards

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s quarter ended March 31, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after January 1, 2009.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. The Company is required to adopt FSP APB 14-1 beginning in the first quarter of 2009. The Company’s existing convertible notes payable do not provide for settlement in cash upon conversion and the Company does not expect the adoption of FSP APB 14-1 to have an effect on its financial condition, results of operations and cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and will be adopted by the Company in the first quarter of 2009. The Company has some grants of restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. The Company currently includes all of its issued restricted stock in the computation of earnings per share. The Company does not expect EITF 03-6-1 to impact the financial statements.