Form 10-Q
period 2009-03-31
METALICO INC
filed 2009-05-11
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Metalico, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-32453	52-2169780
(State or other jurisdiction of	(Commission file number)	(I.R.S. Employer Identification No.)
incorporation or organization)

186 North Avenue East	07016	(908) 497-9610
Cranford, NJ	(Zip Code)	(Registrant’s Telephone Number)
(Address of Principal Executive Offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Number of shares of Common stock, par value $.001, outstanding as of May, 8, 2009: 37,848,901

METALICO, INC.
Form 10-Q Quarterly Report

PART I
Item 1. Financial Statements	Page 2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	Page 19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 30
Item 4. Controls and Procedures	Page 30
PART II
Item 1. Legal Proceedings	Page 31
Item 1A. Risk Factors	Page 31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 31
Item 6. Exhibits	Page 31
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$46,168	$62,933
Trade receivables, less allowance for doubtful accounts 2009 $1,761; 2008 $1,896	21,193	20,503
Inventories	28,036	31,772
Prepaid expenses and other	2,468	3,413
Income taxes receivable	8,723	11,112
Deferred income taxes	3,626	3,626

Total current assets	110,214	133,359

Property and Equipment, net	78,164	80,083
Goodwill	69,451	69,451
Other Intangibles, net	42,864	43,604
Other Assets, net	14,115	13,796

	$314,808	$340,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$286	$—
Current maturities of other long-term debt	14,777	30,897
Accounts payable	6,568	10,875
Accrued expenses and other liabilities	21,550	24,779

Total current liabilities	43,181	66,551

Long-Term Liabilities
Senior unsecured convertible notes payable	98,423	98,403
Other long-term debt, less current maturities	55,987	55,409
Accrued expenses and other	3,200	2,958

Total long-term liabilities	157,610	156,770

Total liabilities	200,791	223,321

Redeemable common stock	4,000	4,000

Stockholders’ Equity
Capital Stock
Preferred — $.001 par value; 2009 and 2008 Authorized: 10,000,000; no shares issued and outstanding	—	—
Common — $.001 par value; 2009 and 2008 Authorized: 100,000,000 2009 issued and outstanding 36,426,654 2008 issued and outstanding 36,428,154	36	36
Additional paid-in capital	131,847	131,248
Accumulated deficit	(21,078)	(17,527)
Accumulated other comprehensive loss	(788)	(785)

	110,017	112,972

	$314,808	$340,293

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008

	2009	2008
	(Unaudited)
	($ thousands, except share data)
Revenue	$53,284	$170,548

Costs and expenses
Operating expenses	43,473	148,248
Selling, general, and administrative expenses	6,309	7,154
Depreciation and amortization	3,287	2,027

	53,069	157,429

Operating income	215	13,119

Financial and other income (expense)
Interest expense	(4,657)	(3,217)
Financial instruments fair value adjustment	(530)	—
Equity in loss of unconsolidated investee	(446)	—
Other	152	124

	(5,481)	(3,093)

Income (Loss) from continuing operations before income taxes	(5,266)	10,026
(Benefit) Provision for federal and state income taxes	(1,556)	3,710

Income (Loss) from continuing operations	(3,710)	6,316
Discontinued operations, net	158	(405)

Net income (loss)	(3,552)	5,911
Noncontrolling interest in net loss of subsidiaries	1	158

Net income (loss) attributable to Company	$(3,551)	$6,069

Amounts attributable to common shareholders:
Income (Loss) from continuing operations	$(3,709)	$6,474
Income (Loss) from discontinued operations	158	(405)

Net income (loss)	$(3,551)	$6,069

Earnings (loss) per common share:
Basic:
Income (Loss) from continuing operations	$(0.10)	$0.20
Discontinued operations, net	—	(.01)

Net income (loss)	$(0.10)	$0.19

Diluted:
Income (Loss) from continuing operations	$(0.10)	$0.20
Discontinued operations, net	—	(.01)

Net income (loss)	$(0.10)	$0.19

Weighted Average Common Shares Outstanding:
Basic	36,427,913	32,339,468

Diluted	36,427,913	32,787,293

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008

	2009	2008
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net (loss) income attributable to Company	$(3,551)	$6,069
Adjustments to reconcile net (loss) income attributable to Company to net cash provided by (used in) operating activities:
Depreciation and amortization	3,644	2,349
Deferred income taxes	—	(226)
Provision for doubtful accounts receivable	(3)	129
Provision for loss on vendor advances	21	—
Net loss attributable to noncontrolling interest	1	(158)
Compensation expense on restricted stock, stock options and warrants issued	599	332
Deferred financing costs expensed	253	—
Financial instruments fair value adjustment	530	—
Equity in loss of unconsolidated investee	446	—
Change in operating assets and liabilities, net of effects of aquisitions:
(Increase) decrease in:
Receivables	(687)	(16,880)
Inventories	3,736	(5,281)
Prepaid expenses and other	3,313	(3,416)
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	(7,956)	774

Net cash provided by (used in) operating activities	346	(16,308)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	6	—
Purchase of property and equipment	(633)	(2,300)
Investment in unconsolidated subsidiary	—	(600)
Cash paid for business acquisitions, less cash acquired	—	(27,132)
Increase in other assets	(244)	(2,004)
Cash restricted for investment	—	3,562

Net cash used in investing activities	(871)	(28,474)

Cash Flows from Financing Activities
Net borrowings under revolving lines-of-credit	1,430	6,626
Proceeds from other borrowings	—	18,001
Principal payments on other borrowings	(16,686)	(1,957)
Proceeds from issuance of common stock	—	23,495
Debt issue costs	(984)	—
Proceeds from issuance of common stock on exercised warrants and options	—	150

Net cash (used in) provided by financing activities	(16,240)	46,315

Net (decrease) increase in cash and cash equivalents	(16,765)	1,533
Cash and cash equivalents:
Beginning	62,933	3,309

Ending	$46,168	$4,842

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
Business
     Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of March 31, 2009 included twenty scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.
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
     Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited balance sheet as of that date included in the Form 10-K.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141, and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. These two new standards change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. These two standards became effective for the Company as of January 1, 2009. SFAS 141(R) will be applied prospectively. SFAS 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS 160 shall be applied prospectively. Management does not believe the requirements of SFAS 141(R) and SFAS 160 will have a material impact on the Company’s consolidated financial statements.
Note 2 — Business Acquisitions
     Business acquisition (scrap metal recycling segment): On May 1, 2008, the Company’s Metalico Pittsburgh, Inc. (formerly known as Metalico Neville, Inc.), Metalico Neville Realty, Inc. and Metalico Colliers Realty, Inc. subsidiaries (collectively “Pittsburgh”) closed a purchase of substantially all the assets, including real property, of the Snyder Group, a family-owned multi-yard fully integrated scrap metal recycling operation in Western Pennsylvania and West Virginia. The results of operations acquired are included in the Company’s scrap metal recycling segment in the consolidated financial statements from the acquisition date forward. The aggregate purchase price was $77,482, plus a payment for working capital in excess of a predetermined amount and closing costs totaling $4,621, for an aggregate purchase price of $82,103 comprised of cash of $73,796, and 622,222 shares of Metalico common stock totaling $8,307, representing fair market value at the date of the acquisition. An additional 311,111 shares of Metalico common stock was issued to the sellers on November 13, 2008 as an adjustment following a decline in the Company’s stock price. The $544 value of this additional stock was recognized as an expense in the financial instruments fair value adjustment. The acquisition was financed with a portion of the proceeds from the private placement of $100,000 in 7% convertible notes issued on May 1, 2008 as further described in Note 9 below. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date.
     The unaudited pro forma financial information presented below gives effect to the acquisition of Pittsburgh as if it occurred as of January 1, 2008. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Pittsburgh had taken place at the beginning of each of the periods presented.

Three Months
Ended
March 31, 2008
Revenues	$206,172
Net Income	$9,900
Earnings Per Share
Basic	$0.30
Diluted	$0.27
     Business acquisition (scrap metal recycling segment): On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”), closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The results of operations acquired are included in the consolidated financial statements from the acquisition date forward. The acquisition expanded the Company’s platform and presence in the recycling of Platinum Group Metals contained in catalytic converters. The aggregate purchase price, including a payment for inventory in excess of a predetermined amount, was approximately $33,161 comprised of cash in the amount of $25,301, a $3,860 note payable to the seller and 500,000 shares of Metalico redeemable common stock totaling $4,000, representing fair market value at the date of the acquisition. American CatCon will also make an annual earnout payment to ACC Texas for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. If such payments are made, they will increase the total purchase price and be recorded as an increase to goodwill. For the year ending December 31, 2008, the earnout was $0. The acquisition was financed with a $17,150 term loan, a $3,860 note payable to the seller in 24 monthly installments with interest at 7%, with the balance of the purchase price paid with borrowings under the Company’s existing credit facility. In connection with the acquisition, the Company entered into a 5-year lease for the facilities located in Buda, Texas. The lease requires monthly rent of approximately $30 per month or $1,800 over the five year term. The operating results of ACC are included in the Company’s scrap metal recycling segment from the date of acquisition.
     On May 15, 2008, American CatCon acquired the real property in Gulfport, Mississippi used in its operations for $255. The purchase price was paid with borrowings under the Company’s existing credit facility. The operating results of ACC are included in the Company’s scrap metal recycling segment from the date of acquisition.
     The unaudited pro forma financial information presented below gives effect to the acquisition of ACC as if it occurred as of January 1, 2008. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of ACC had taken place at the beginning of each of the periods presented.

Three Months
Ended
March 31, 2008
Revenues	$184,781
Net Income	$6,673
Earnings Per Share
Basic	$0.21
Diluted	$0.20

Note 3 — Major Customer
     Revenue for the three months ended March 31, 2009 and 2008, include revenue from net sales to the following customer of our Scrap Metal Recycling segment (which at times during 2008, has accounted for 10% or more of the total revenue of the Company), together with trade receivables due from such customer as of March 31, 2009 and December 31, 2008.

	Net Revenues to Customer as a percentage of
	Total Revenues		Trade Receivable Balance as of
	Three Months Ended	Three Months Ended	March 31,	December 31,
	March 31, 2009	March 31, 2008	2009	2008
Customer A	10%	34%	$1,299	$347
Note 4 — Inventories
     Inventories as of March 31, 2009 and December 31, 2008, were as follows:

	March 31,	December 31,
	2009	2008
Raw materials	$1,916	$5,240
Finished goods	5,790	7,909
Work-in-process	1,215	534
Ferrous scrap metal	10,501	8,241
Non-ferrous scrap metal	8,614	9,848

	$28,036	$31,772

Note 5 — Investment in Beacon Energy Holdings Inc.
     As of March 31, 2009, the Company held a 36.6% interest in Beacon Energy Holdings, Inc. (“Beacon”) a company organized to produce and market biofuels refined from waste vegetable oil, fats, and agricultural feedstocks. Beacon currently trades on the OTC Bulleting Board. As of March 31, 2009, the Company has invested $5,000 in Beacon. The operations of Beacon through June 30, 2008 were consolidated into the operating results of the Company with an elimination of the minority interests share. Subsequent to June 30, 2008, the investment is accounted for as an equity method investment due to a reduction in the Company’s ownership percentage resulting from additional investments made by unrelated investors into Beacon on that date. Carlos E. Agüero, Chairman, President and Chief Executive Officer of the Company, holds approximately 9.7% of the stock of Beacon and serves as the chairman of its board of directors. For the three months ended March 31, 2009, the Company’s respective ownership percentage in the equity of Beacon’s loss of ($446) is reflected in other income (expense). The carrying amount of the Company’s investment in Beacon as of March 31, 2009, was $3,164.
     Condensed unaudited financial information of Beacon, an unconsolidated affiliated company, accounted for by the equity method was as follows:

Three Months
Ended
March 31, 2009
Revenues	$1,042
Loss from continuing operations	$(1,214)
Net loss	$(1,217)
Note 6 — Goodwill and Other Intangibles
     The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill is tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. No indicators of impairment were identified for the three months ended March 31, 2009. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2009.
     The Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At March 31, 2009, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of March 31, 2009 and December 31, 2008 consisted of the following:

	Gross			Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Charges	Amount
March 31, 2009
Covenants not-to-compete	$4,261	$(2,031)	$—	$2,230
Trademarks & tradenames	6,075	—	—	6,075
Customer relationships	1,055	(896)	—	159
Supplier relationships	36,600	(2,683)	—	33,917
Know how	397	—	—	397
Patents & databases	94	(8)	—	86

	$48,482	$(5,618)	$—	$42,864

December 31, 2008
Covenants not-to-compete	$6,731	$(2,194)	$(2,129)	$2,408
Trademarks & tradenames	18,275	—	(12,200)	6,075
Customer relationships	2,605	(986)	(1,408)	211
Supplier relationships	44,440	(2,990)	(7,031)	34,419
Know how	397	—	—	397
Patents & databases	113	(4)	(15)	94

	$72,561	$(6,174)	$(22,783)	$43,604

     Amortization expense on finite-lived intangible assets for the three months ended March 31, 2009 and 2008 was $740 and $445, respectively. Estimated aggregate amortization expense on amortized intangible and other assets for each of the next 5 fiscal years and thereafter is as follows:

Years Ending December 31:	Amount
2009	$3,025
2010	2,740
2011	2,422
2012	2,371
2013	2,647
Thereafter	23,927

$37,132

Note 7 — Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities as of March 31, 2009 and December 31, 2008, consisted of the following:

	March 31, 2009			December 31, 2008
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental remediation costs	$113	$1,518	$1,631	$115	$1,518	$1,633
Payroll and employee benefits	1,898	—	1,898	3,572	—	3,572
Interest, bank fees and interest rate swap	1,983	1,100	3,083	1,887	1,028	2,915
Obligations under purchase commitments	816	—	816	1,973	—	1,973
Obligations under put options	6,609	—	6,609	6,481	—	6,481
Obligations under make-whole agreements (see Note 16)	2,442	—	2,442	3,546	—	3,546
Obligations under earnout agreements	5,250	—	5,250	5,250	—	5,250
Other	2,439	582	3,021	1,955	412	2,367

	$21,550	$3,200	$24,750	$24,779	$2,958	$27,737

Note 8 — Stock Options and Stock Based Compensation
     Stock-based compensation expense was $599 and $332 for the three months ended March 31, 2009 and 2008, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. During the quarter ended March 31, 2009, no options were exercised. During the quarter ended March 31, 2008, 45,257 options with a weighted average exercise price of $3.33 were exercised. During the quarter ended March 31, 2009 and 2008, there were no grants or modifications of equity based option awards.
     During the three months ended March 31, 2008, the Company granted 167,000 shares of restricted common stock to Company officers and employees at an average per share price of $10.21 per share. The shares will vest quarterly over a three year period. As of March 31, 2009, there was $926 of total unrecognized stock-based compensation expense related to the unvested restricted stock granted in 2008.
Note 9 — Short and Long-Term Debt
     On February 27, 2009, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of July 3, 2007 (the “Loan Agreement”), by and among the Company and certain of its subsidiaries as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto. Among other things, the Seventh Amendment provided for the prepayment of all outstanding term loans under the Agreement (in an aggregate amount of approximately $10,200) and the termination of the term loan facilities, and a reduction in the maximum amount available under the Loan Agreement’s revolving credit facility to $60,000 from $78,000, subject to a borrowing base. Interest on revolving loans was adjusted to (i) the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, (ii) the current LIBOR rate plus 3% (an effective rate of 4.50% as of March 31, 2009). The Seventh Amendment also reset certain covenants, including the Company’s minimum “EBITDA,” (as defined in the Loan Agreement) minimum fixed charge coverage ratio, and maximum capital expenditure covenants, and permitted the payments under the Financing Agreement with Ableco Finance LLC described below.
     Listed below are the material debt covenants of the Loan Agreement as of March 31, 2009. The Company is in compliance.
     Minimum EBITDA – Trailing twelve month EBITDA must not be less than covenant

Covenant	$31,430
Actual	$32,917
     Fixed Charge Coverage Ratio – Fixed Charge Coverage Ratio must not be less than covenant

Covenant	0.473:1.00
Actual	0.99:1.00
     Year 2009 Capital Expenditures – Year 2009 capital expenditures cannot exceed covenant

Covenant	$6,325
Actual	$633

     On February 27, 2009, the Company also entered into Amendment No. 6 (“Amendment No. 6”) to the Financing Agreement, dated as of July 3, 2007 (the “Financing Agreement”), by and among the Company as borrower, certain of its subsidiaries as guarantors, and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto. Amendment No. 6 provided for three equal payments of $5,000 on the outstanding term debt under the Financing Agreement, including one made at closing and two to be made by May 13, 2009 and August 12, 2009, respectively. No other principal payments are scheduled prior to maturity. Interest on the term loans was adjusted to (i) (A) the greater of 7.5% per annum and the “Reference Rate” (a rate determined by reference to the prime rate) plus (B) 6.5% or (ii) at the Company’s election, (A) the greater of 4.5% per annum and the current LIBOR rate plus (B) 9.5% (an effective rate of 14.0% as of March 31, 2009). Under certain circumstances, if the Company fails to make the second or third scheduled prepayment by the specified date, each interest rate will increase by an additional 1%. Amendment No. 6 also reset certain covenants, including the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum “EBITDA,” (as defined in the Financing Agreement) and maximum capital expenditure covenants, added a covenant requiring minimum “Working Assets” (defined to include values for receivables, inventory, and cash and cash equivalents) and allowed for the term loan payments under the Loan Agreement described in the immediately preceding paragraph. After giving effect to Amendment No. 6 ,the Seventh Amendment to the Loan Agreement described above and the term loan payments made under both on their effective date, the Company had outstanding indebtedness under the Financing Agreement in a principal amount of approximately $62.2 million, all in term loans maturing June 30, 2013 (except for the two remaining payments described in this paragraph).
     Listed below are the material debt covenants of the Financing Agreement as of March 31, 2009. The Company is in compliance.
     Leverage Ratio – Leverage Ratio must not exceed covenant

Covenant	2.19:1.00
Actual	2.11:1.00
     Fixed Charge Coverage Ratio – Fixed Charge Coverage Ratio must not be less than covenant

Covenant	0.473:1.00
Actual	0.97:1.00
     Trailing Twelve Month EBITDA – Trailing Twelve Month EBITDA must not be less than covenant

Covenant	$31,430
Actual	$32,146
     Year 2009 Capital Expenditures – Year 2009 capital expenditures cannot exceed covenant

Covenant	$6,325
Actual	$633
     Working Assets – Working assets cannot be less than covenant

Covenant	$79,065
Actual	$95,397
     As a result of the Seventh Amendment and Amendment No. 6, $23,298 of debt was reclassified as a current liability as of December 31, 2008. At March 31, 2009, $13,298 of the accelerated principal has been paid with two remaining $5,000 installments due May 13 and August 12, 2009. Without the retroactive covenant changes provided by the Seventh Amendment and Amendment No. 6, the Company would not have been in compliance on December 31, 2008.
     The information in the preceding paragraphs refers to the term EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The Company uses EBITDA to determine its compliance with certain covenants under the Loan Agreement and Financing Agreement. EBITDA is defined differently in the Loan Agreement from the Financing Agreement, limiting its usefulness as a comparative measure. EBITDA should not be considered as a measure of discretionary cash available to the Company to invest in the growth of its business. EBITDA is not a recognized term under generally accepted accounting principles in the United States (“GAAP”), and has limitations as an analytical tool. The reader of these financial statements should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with GAAP.

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
     Aggregate annual maturities required on long-term debt as of March 31, 2009, are as follows:

Periods Ending March 31:	Amount
2010	$15,063
2011	1,359
2012	821
2013	338
2014	53,313
Thereafter	98,579

$169,473

Note 10 — Stockholders’ Equity
     A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 31, 2009, is as follows:

				Accumulated
				Other	Total
	Common	Additional	Accumulated	Comprehensive	Stockholders’
	Stock	Paid in Capital	Deficit	Loss	Equity
Balance December 31, 2008	$36	$131,248	$(17,527)	$(785)	$112,972
Net loss attributable to Company	—	—	(3,552)	—	(3,552)
Loss distributable to noncontrolling interest	—	—	1	—	1
Stock based compensation expense	—	599	—	—	599
Unrealized loss on interest rate swap	—	—	—	(3)	(3)

Balance March 31, 2009	$36	$131,847	$(21,078)	$(788)	$110,017

     Comprehensive loss for the quarter ended March 31, 2009 was $3,554, representing net loss attributable to Company of $3,551, plus the change in loss on interest rate swap of $3. Comprehensive income for the quarter ended March 31, 2008 was $5,684, representing net income attributable to Company of $6,069, less the change in loss on interest rate swap of $385.
Note 11 — Earnings Per Share

     Basic earnings per share (“EPS”) is computed by dividing income (loss) from continuing operations by the weighted average common and preferred shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible notes. Following is information about the computation of the earnings per share (EPS) data for the three months ended March 31, 2009 and 2008. For the three months ending March 31, 2009, the calculation of fully diluted (loss) earnings per share is anti-dilutive as a result of a net loss for the period and therefore, is not presented.

	Three Months Ended March 31, 2009
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Loss from continuing operations	$(3,551)	36,427,913	$(0.10)

	Three Months Ended March 31, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations	$6,474	32,339,468	$0.20

Effect of Dilutive Securities
Common stock warrants	—	88,627
Options and rights	—	359,198

Diluted EPS
Income from continuing operations plus assumed conversions	$6,474	32,787,293	$0.20

     As a result of the net loss for the three months ended March 31, 2009, 1,514,231 warrants, 1,530,665 options and 7,142,857 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.
     The Company also excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. For the three months ended March 31, 2008, 1,169,231 warrants with exercise prices that are greater than the average market price were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.

Note 12 — Commitments and Contingencies
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
     In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (“TDEC”) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of March 31, 2009 and December 31, 2008, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $877 and $879, respectively. Of the $877 accrued as of March 31, 2009, approximately $81 is reported as a current liability and the remaining $796 is estimated to be incurred and paid as follows: $124 from 2010 through 2012 and $672 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.
     In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“GCR”), received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, the EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and the EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. The remediation of the Jernigan Site has been substantially completed at a cost of $3.3 million. GCR’s liability for remediation costs has been reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $555. On February 11, 2009, the Company received a $500 payment from a former lead supplier of GCR in lieu of future potential liability claims.
     The Company and its subsidiaries are at this time in material compliance with all of their obligations under all pending consent orders in the greater Tampa area.
     Pursuant to the sale of substantially all of the assets of GCR in May of 2006, the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying March 31, 2009 and December 31, 2008, balance sheets include approximately $753 and $753, respectively, applicable to GCR’s various outstanding remediation issues. Of the $753 accrued as of March 31, 2009, $31 is reported as a current liability and the remaining $722 is estimated to be incurred and paid as follows: $250 from 2010 through 2012 and $472 thereafter. The remaining $722 reported in long term liabilities represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.

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
     The Company does not believe compliance with environmental regulations, including capital expenditures, will have a material impact on earnings or our competitive position.
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
     On July 12, 2006, Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (“NIMCO”) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the “NIMCO Asset Purchase Agreement”). Under the terms of the NIMCO Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. An amended complaint was filed January 8, 2007. A second amended complaint was filed in April of 2007 specifying damages of $43.5 million (the full purchase price) under a claim for a declaratory judgment that the NIMCO Asset Purchase Agreement was still in effect. A third amended complaint was filed in March of 2008 deleting the claim for specific performance, and a fourth amended complaint was filed in March of 2009 deleting the claim for a declaratory judgment and seeking damages “in excess of $25,000.”. The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment and return of a $500,000 good faith deposit. No amounts have been recorded for any potential losses from this litigation as a range of reasonably possible losses cannot be estimated at this time.
Other Matters

     The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation, if unfavorable, will not materially affect the Company’s financial position, results of operations, or cash flows.
Note 13 — Segment Reporting
     The Company had two operating segments for the three months ended March 31, 2009 and 2008. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and Beacon. Listed below is financial data as of or for the three months ended March 31, 2009 and 2008, for these segments:

	Scrap Metal	Lead	Corporate
	Recycling	Fabrication	and Other	Consolidated
	March 31, 2009
Revenues from external customers	$38,585	$14,699	$—	$53,284
Operating income (loss)	(854)	239	830	215
Total assets	206,367	36,635	71,806	314,808

	March 31, 2008
Revenues from external customers	$143,489	$27,059	$—	$170,548
Operating income (loss)	16,330	(2,268)	(943)	13,119
Total assets	249,921	57,921	28,595	336,437
Note 14 — Income Taxes
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2004.
Note 15 — Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the lead smelting assets of its GCR subsidiary, in Tampa, Florida and no longer conducts lead smelting and refining operations. Discontinued operations include remediation of the Jernigan trucking site and ongoing monitoring and maintenance of the remaining GCR properties.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee. Except for certain clean-up activities in preparation to ready the plant for sale in the future, the plant remains idle.
Note 16 — Financial Instruments Liabilities
     In connection with the $100,000 of Senior Unsecured Convertible Notes issued on April 23, 2008, the Company issued 250,000 Put Warrants. The Company also issued 1,169,231 Put Warrants in connection with the issuance of common stock on March 27, 2008. These warrants are within the scope of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 requires issuers to classify as liabilities (or assets under certain circumstances) free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets. The Company determines the fair value of the put warrants using the Black-Scholes method.
     At March 31, 2009, the estimated fair value of the warrants issued in connection with the Convertible Notes was $98. The warrants are presented as a long-term liability in the accompanying balance sheets. The change in the fair market value from December 31, 2008 to March 31, 2009 required the Company to record an increase in the value of the Put Warrant liability of $29 to financial instruments fair value adjustment expense for three months ending March 31, 2009, in accordance with SFAS 150.

     At March 31, 2009, the estimated fair value of the warrants related to the common stock offering was $484. The warrants are presented as a long-term liability in the accompanying balance sheets. The change in the fair market value from December 31, 2008 to March 31, 2009 required the Company to record an increase in the value of the Put Warrant liability of $141 to financial instruments fair value adjustment expense for three months ending March 31, 2009, in accordance with SFAS 150.
     At each balance sheet date, any change in the calculated fair market value of the warrant obligations must be recorded as additional expense or other income.
     The recorded liabilities as described above would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.
     In connection with the Pittsburgh acquisition, the Company entered into to a make-whole agreement (“make-whole agreement”) that provides reimbursement to the seller for any shortfall in selling price below an agreed upon price, up to a maximum of $7,000, on the sale of Company stock issued in the transaction for a period of four months beginning on the six month anniversary of the transaction. During the first quarter of 2009, the Company has made payments totaling $1,464 under the make-whole agreement. At March 31, 2009, the estimated fair value of the agreement was $2,442 and is presented as a current liability in the accompanying balance sheet as of that date. The change in the fair market value required the Company to record an increase in the value of the make-whole liability of $360 to financial instruments fair value adjustment expense for the three months ending March 31, 2009, in accordance with SFAS 150. At each balance sheet date, any change in the calculated fair market value of the make-whole agreement must be recorded as additional expense or other income.
Note 17 — Fair Value Disclosure
     Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (Statement 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Cash and cash equivalents, trade receivables, accounts payable and accrued liabilities: The carrying amounts approximate the fair value due to the short maturity of these instruments.
     Notes payable and long-term debt: The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities. The Company has determined that the fair value of its 7% senior unsecured convertible notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The $100,000 convertible notes are included in the balance sheet at March 31, 2009 at $98,423 which is inclusive of unamortized discount of $1,577. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.
     Seller Put obligations: Obligations under seller put options are recorded at the present value of the maximum expected potential purchase liability. Discounts are amortized on an effective interest method from the date of acquisition to the required purchase date.
     Interest Rate Swap and obligations under purchase contracts: Interest rate swaps and obligations under purchase contracts are valued by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using observable mid-market prices and other observable economic data and assumptions.
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
     The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2009:

Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$582	$582
Obligations under purchase contracts	—	$816	—	$816
Obligations under make-whole agreements	—	—	$2,442	$2,442
Interest rate swaps	—	$1,100	—	$1,100
     Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
     Put Warrants: The put warrants are valued using the Black-Scholes method.
     Obligations under purchase contracts: The liability is valued based on the present value of the forward contract rate of the purchase contract
     Obligations under make-whole agreements: The liability is valued based on the present value of probability-weighted estimated cash flows.
     Interest Rate Swaps: Interest rate swaps are valued by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using observable mid-market prices and other observable economic data and assumptions.
     SFAS No. 157 requires a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. For these Level 3 assets, the reconciliation is as follows:

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (Level 3)
		Obligations
		under
	Put	make-whole
	Warrants	agreements	Total
Beginning balance	$412	$3,546	$3,958
Purchases, issuances, and settlements	—	—	—
Total (gains) or losses (realized/unrealized)
Included in earnings	170	360	530
Included in other comprehensive income	—	—	—
Payments, conversions, redemptions and additional issued shares	—	(1,464)	(1,464)

Ending balance	$582	$2,442	$3,024

The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(170)	$(360)	$(530)

Note 18 — Derivative Instruments and Hedging Activities
     The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Forward purchase contracts on precious metal commodities are entered into to manage the price risk associated with volatile commodity prices. The Company’s forward sales contracts with PGM substrate processors are not subject to any hedge designation as they are considered within the normal sales exemption provided by FAS 133. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings.

		Asset		Liability
		Derivatives		Derivatives
		Fair Value at	Fair Value at	Fair Value at	Fair Value at
Derivatives designated as hedging	Balance Sheet	March 31,	December 31,	March 31,	December 31,
instruments under SFAS No. 133	Location	2009	2008	2009	2008
Commodity purchase contracts	Other Current Liabilities	—	—	$816	$1,973
Interest Rate Swap	Other Non-current Liabilities	—	—	$1,100	$1,028
     Cash Flow Hedges
     In accordance with SFAS No. 133, the Company designates certain interest rate hedges as cash flow hedges. The Company is subject to variable interest rates under the Loan Agreement described in Note 9. In order to mitigate exposure to increasing interest rates on this variable rate debt the Company uses an interest rate swap effectively converting the interest rate from variable to fixed. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

	Amount of (Loss)			Amount of (Loss)
	Recognized in			Recognized in Income on
	OCI on Derivatives		Location of (Loss)	Derivatives (Ineffective
	(Effective Portion)		Recognized in Income on	Portion)
	Three Months ended		Derivatives (Ineffective	Three Months ended
Derivatives designated as Cash Flow	March 31		Portion)	March 31
hedging instruments under SFAS No. 133	2009	2008		2009	2008
Interest Rate Swap	$(3)	$(385)	Interest expense	$(55)	$—

     Fair Value Hedges
     The Company purchases and holds forward purchase contracts on precious metals to reduce its exposure to significant changes in commodity prices and the market value of its inventory. For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as offsetting the loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item (i.e., in “operating expenses” when the hedged item is inventory). The following tables present the impact of derivative instruments designated as fair value hedges and their location within the unaudited Consolidated Statement of Operations:

		Amount of gain or (loss)
	Location of gain or	recognized in income on
	(loss) recognized in	derivative
Derivatives designated as Fair Value	income of	March 31,	March 31,
hedging instruments under SFAS No. 133	derivative	2009	2008
Commodity purchase contracts	Operating expenses	$517	$(60)
     The Company does not have any derivative instruments that contain credit-risk-related contingent features.
Note 19 — Subsequent Events
     On April 24, 2009, pursuant to the terms of five Exchange Agreements, each dated as of April 23, 2009 (the “Exchange Agreements”) between the Company and each of the participating investors party to the respective Exchange Agreements, respectively, the Company exchanged an aggregate of 1,245,354 shares of its common stock (collectively the “First Exchanges”), subject to adjustment as set forth below, for $5 million aggregate principal amount (after rounding) of the Company’s 7.0% senior unsecured convertible notes due April 30, 2028 (the “Convertible Notes”) with a potential second exchange with each investor for an additional $5 million aggregate principal amount of Convertible Notes (collectively the “Second Exchanges” and, with the First Exchanges, the “Current Exchanges”) as described below. Under the terms of the Exchange Agreements, the number of shares that the Company initially issued in the First Exchange had a value equal to 58% of face amount of Convertible Notes based on a per share price of $2.32866. The price per share was calculated based on the simple average of the volume average weighted price (the “VWAP”) of the Company’s common stock for the ten (10) trading days prior to the closing date under the Exchange Agreements (the “First Closing Date”). Both participating and non-participating investors waived any anti-dilution and participation rights under the Convertible Notes with respect to shares of common stock issued in connection with the Current Exchanges.
     In connection with the First Exchanges, the Company and the participating investors agreed to a true-up of the shares based on the Company’s stock price during the twenty-five (25) day trading period (a “Trading Period”) following the Closing Date. The Trading Period was divided into two consecutive smaller periods of ten (10) and fifteen (15) trading days (each, a “Pricing Period”). Within one (1) business day following the end of each Pricing Period (a “Delivery Date”), the Company agreed to deliver to the investors that number of additional shares of common stock such that the aggregate number of shares delivered on such Delivery Date, the preceding Delivery Dates (if any) during that Trading Period, and the First Closing Date is no less than (i) 58% of the face amount of Convertible Notes exchanged divided by (ii) the simple average of the VWAP for the number of trading days of such Pricing Period. If, after giving effect to the shares delivered on the final Delivery Date for the Trading Period for the First Exchanges, the aggregate number of shares of common stock delivered by the Company to the investors pursuant to the Exchange Agreements were to exceed (i) 60% of the face amount of Convertible Notes exchanged divided by (ii) the simple average of the VWAP of the Company’s common stock for such Trading Period, then the investors agreed to surrender to the Company, within three (3) trading days after such final Delivery Date, that principal amount of Convertible Notes such that the aggregate number of shares delivered by the Company to the participating investors pursuant to the First Exchanges would equal (i) 60% of the face amount of Convertible Notes exchanged divided by (ii) the simple average of the VWAP of the Company’s common stock for such twenty-five (25) trading day period.
     Under the terms of the Exchange Agreements, the Company and the participating investors further agreed that, if the VWAP of the Company’s common stock is at least $1.50 per share for both (i) the fifth trading day after the last day of the first Trading Period (the “Measurement Date”) and (ii) the ten (10) trading days ending on the Measurement Date, then the Company and the participating investors would automatically exchange additional shares of common stock for another $5 million aggregate principal amount of the Convertible Notes in the Second Exchanges, subject to the same true-up adjustment (over consecutive Pricing Periods of ten and fifteen days) as applied to the First Exchanges for a second Trading Period scheduled to begin on the first trading day after the Measurement Date. The number of shares that the Company would issue in the Second Exchanges will have a value equal to 58% of the face amount of Convertible Notes based on a per share price equal to the simple average of the VWAP of the Company’s common stock for the ten (10) trading days ending on the Measurement Date.
     Notwithstanding the foregoing, the aggregate number of shares delivered to investors under the terms of the Exchange Agreements for the Current Exchanges may not equal or exceed 20 percent of the Company’s issued and outstanding shares of common stock on the date of the execution of the Exchange Agreement in accordance with NYSE Amex regulations, which restrict the Company from issuing a number of shares equal to 20% or more of its presently outstanding shares of common stock in these circumstances without stockholder approval. However, the Company has agreed to seek stockholder approval to exceed the 20 percent limitation.
     Each participating investor has also agreed that it will not, on any trading day until the end of trading contemplated under the Exchange Agreements, sell shares of the Company’s common stock that constitute more than 15% of the daily trading volume of the common stock on such trading day.
     The Company received no cash proceeds as a result of the exchange of its Common Stock for such Convertible Notes and such Convertible Notes have been retired and cancelled. Immediately following the First Exchanges, the outstanding principal balance of the Convertible Notes was $95 million. The Company expects to record a gain on the Convertible Note exchange of approximately $1.8 million in the quarter ending June 30, 2009. If both of the Current Exchanges are completed as contemplated, the outstanding principal balance of the Convertible Notes is expected to be not greater than $90 million.
     The Company may engage in additional exchanges in respect of its outstanding indebtedness if favorable opportunities arise but has no commitment to do so.
     The issuance of the shares of Common Stock was made in exchange for the Convertible Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) under the Securities Act of 1933, as amended (the “Securities Act”).
     On April 1, 2009, the Company amended its make-whole agreement with the sellers of its Metalico Pittsburgh, Inc. acquisition to issue an additional 159,393 shares of its common stock, to reduce the per-share threshold of the make-whole from $7.50 to $5.50 and to suspend until July 1, 2009, the period in which the sellers are able to sell such shares.

     This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metalico, Inc. (herein, “Metalico,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008, as the same may be amended from time to time.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”). Amounts reported in the following discussions are not reported in thousands unless otherwise specified.
General
     We operate in twenty-four locations primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”) and (ii) product manufacturing, fabricating, and refining of lead and other metals (“Lead Fabrication and Recycling”). The Scrap Metal Recycling segment includes twenty scrap metal recycling facilities located in New York, New Jersey, Ohio, Pennsylvania, Texas, Mississippi, and West Virginia, and an aluminum de-ox plant located in Syracuse, New York.
     The Lead Fabrication and Recycling segment includes four lead fabrication and recycling plants located in Birmingham, Alabama; Healdsburg and Ontario, California and Granite City, Illinois.
Critical Accounting Policies and Use of Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.
Goodwill:
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the carrying amount of goodwill is tested annually as of December 31 and whenever events or circumstances indicate that impairment may have occurred. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition and other external events may require more frequent assessments.
     The goodwill impairment test follows a two-step process as defined in SFAS 142. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
     For purposes of this testing, the Company has determined to have six reporting units as follows: Lead Fabricating and Recycling, New York Scrap Recycling, Pittsburgh Scrap Recycling, Akron Scrap Recycling, Newark PGM Recycling and Texas PGM Recycling.

     In determining the carrying value of each reporting unit, management allocates net deferred taxes and certain corporate maintained liabilities specifically allocable to each reporting unit to the net operating assets of each reporting unit. The carrying amount is further reduced by any impairment charges made to other indefinite lived intangibles of a reporting unit.
     Since market prices of the Company’s reporting units are not readily available, the Company makes various estimates and assumptions in determining the estimated fair values of the reporting units. The Company estimates the fair value of the reporting units using an income approach based on the present value of expected future cash flows utilizing a risk adjusted discount rate of 20%. The discount rate represents the weighted average cost of capital which is reflective of a market participant’s view of fair value given current market conditions, expected rate of return, capital structure, debt costs, market volatility, peer company comparisons and equity risk premium and is believed to adequately reflect the overall inherent risk and uncertainty involved in the operations and industry of the reporting units. Forecasts of future cash flows are based on management’s best estimate of future sales, operating and overhead costs, and general market conditions. To estimate the cash flows that extend beyond the final year of the discounted cash flow model, the Company employs a terminal value technique, whereby the Company uses estimated operating cash flows minus capital expenditures and adjusts for changes in working capital requirements in the final year of the model, then discounts it by 17% (20% weighted average cost of capital minus a 3% perpetual growth rate) to establish the terminal value. The Company includes the present value of each reporting unit’s terminal value in the fair value estimate for each unit.
     If the carrying amount of a reporting unit that contains goodwill exceeds fair value, a possible impairment would be indicated. If a possible impairment is indicated, the implied fair value of goodwill would be estimated by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to the total fair value of the unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded.
     At December 31, 2008, the Company performed its annual testing for impairment of goodwill. As part of its assessment of the recovery of goodwill, the Company conducted an extensive valuation analysis using an income approach based upon a five-year financial projection that took into consideration the current weak economic conditions with modest recovery occurring in the second half of 2009. The impairment analysis indicated that impairment existed at four reporting units and the Company recorded a goodwill impairment charge of $36.3 million for the year ending December 31, 2008. At March 31, 2009, we annualized actual first quarter results of the reporting units and compared it to the forecast used in our impairment analysis and no material differences were observed. If cash flows of our reporting units were to decrease by 10% for the next fiscal quarter, we could have additional goodwill impairment charges in our PGM reporting units.
Intangible Assets and Other Long-Lived Assets:
     The Company tests indefinite-lived intangibles such as trademarks and tradenames for impairment by comparing the carrying value of the intangible to the projected discounted cash flows from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At March 31, 2009, no adjustments were made to the estimated lives of finite-lived assets.
Financial Instrument Liabilities:
     The Company records a liability for the anticipated payments expected to be made under the make-whole agreement entered into in connection with the Pittsburgh acquisition. The agreement provides reimbursement to the seller for any shortfall in selling price below an agreed upon price ($7.50 per share as of March 31, 2009). In calculating the liability for the remaining unsold shares as of the balance sheet date, the Company assumes the future sale of stock by the sellers will be made within a probability-weighted price range based upon recent sale prices of the Company’s common stock. The probability weighting produces an anticipated average selling price of $2.25 per share on the remaining unsold shares. If the anticipated average selling price were reduced by $.25 per share, the increase in liability would have been approximately $110,000.
     The Company records a liability for warrants issued in connection with the $100 million convertible note offering and common stock offering in April 2008. The warrants have a put feature which would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. The Company uses the Black-Scholes method for determining the value of the warrants. The Black-Scholes method requires various judgmental assumptions including expected volatility, forfeiture rates, and expected warrant life. Significant changes in any of these assumptions could materially affect the fair value of the recorded liability.

Stock-based Compensation:
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably on a straight-line basis over the option vesting period. The Black-Scholes option-pricing model requires various judgmental assumptions including expected volatility, forfeiture rates, and expected option life. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future
     Revenue Recognition
     Revenue from product sales is recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers. Title for the Company’s products transfers upon shipment, based on free on board (“FOB”) terms. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. Historically, there have been very few sales returns and adjustments in excess of reserves for such instances that would impact the ultimate collection of revenues: therefore, no material provisions have been made when a sale is recognized.
     Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $1.8 million and $1.9 million at March 31, 2009 and December 31, 2008, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
     While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or continued weakness in the steel, metals, or construction industry could require us to increase our reserve for uncollectible accounts and adversely impact our future earnings.
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
     Contingencies
     We establish reserves for estimated liabilities, which primarily include environmental remediation. A loss contingency is accrued when our assessment indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Our estimates are based upon currently available facts and presently enacted laws and regulations. These estimated liabilities are subject to revision in future periods based on actual costs or new information.
     Derivative financial instruments
     All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability “cash flow” hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).
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
RESULTS OF OPERATIONS
     The Company is divided into two industry segments: Scrap Metal Recycling, which breaks down into three general product categories, ferrous, non-ferrous and platinum group metals, and Lead Fabrication and Recycling, comprised of lead fabrication and recycling.
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication and Recycling segment:

	Revenues
	March 31, 2009			March 31, 2008
	($, pounds and tons in thousands)
		Net			Net
	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (weight in tons)	67.0	$16,880	31.7	85.1	$31,993	18.8
Non-ferrous metals (weight in lbs.)	20,644	14,119	26.5	33,473	46,366	27.2
Platinum group metals (weight in lbs.)	436	7,586	14.2	1,469	65,130	38.1

Total Scrap Metal Recycling		38,585	72.4		143,489	84.1

Lead Fabrication (lbs.)	15,521	14,699	27.6	15,219	27,059	15.9

Total Revenue		$53,284	100.0		$170,548	100.0

     The following table sets forth information regarding average Metalico selling prices for the past five quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average	Average
	Ferrous	Non-Ferrous	PGM	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb	Price per lb.
March 31, 2009	$252	$0.68	$17.38	$0.95
December 31, 2008	$329	$1.11	$20.92	$1.34
September 30, 2008	$536	$1.36	$39.32	$1.53
June 30, 2008	$555	$1.41	$50.51	$1.73
March 31, 2008	$376	$1.39	$44.35	$1.78
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

     Consolidated net sales decreased by $117.2 million, or 68.7%, to $53.3 million for the three months ended March 31, 2009 compared to consolidated net sales of $170.5 million for the three months ended March 31, 2008. Acquisitions added $11.4 million to consolidated net sales. Excluding acquisitions, the Company reported decreases in average metal selling prices in all segments of the business representing $39.9 million. The Company also reported lower selling volumes amounting to $88.7 million.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales decreased by $15.1million, or 47.2%, to $16.9 million for the three months ended March 31, 2009, compared to $32.0 million for the three months ended March 31, 2008. Acquisitions added $8.8 million to ferrous sales. Excluding acquisitions, the decrease in ferrous sales was attributable to lower volume sold of 54,200 tons, or 63.7%, amounting to $20.3 million and lower average selling prices totaling $3.6 million. The average selling price for ferrous products was approximately $252 per ton for the three months ended March 31, 2009 compared to $376 per ton for the three months ended March 31, 2008, a decrease of approximately 33.0%.
Non-Ferrous Sales
     Non-ferrous sales decreased by $32.3 million, or 69.6%, to $14.1 million for the three months ended March 31, 2009, compared to $46.4 million for the three months ended March 31, 2008. Acquisitions added $2.6 million to non-ferrous sales. Excluding acquisitions, non-ferrous sales decreased due to lower sales volumes amounting to $23.2 million and lower average selling prices totaling $11.7 million. The average selling price for non-ferrous products was approximately $.68 per pound for the three months ended March 31, 2009 compared to $1.39 per pound for the three months ended March 31, 2008, a decrease of approximately 51.1%.
Platinum Group Metals
     Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals, platinum, palladium, and rhodium. PGM sales decreased $57.5 million, or 88.3%, to $7.6 million for the three months ended March 31, 2009, compared to $65.1 million for the three months ended March 31, 2008. The decrease in PGM sales was due to lower sales volumes amounting to $45.8 million and lower selling prices totaling $11.7 million resulting from the decline in global auto automobile manufacturing. The average selling price for PGM material was approximately $17.38 per pound for the three months ended March 31, 2009 compared to $44.35 per pound for the three months ended March 31, 2008, a decrease of approximately 60.8%. Total PGM sales volumes amounted to 436,000 pounds for the three months ended March 31, 2009, compared to 1.5 million pounds for the three months ended March 31, 2008.
Lead Fabrication
     Lead Fabrication sales decreased by $12.4 million, or 45.8%, to $14.7 million for the three months ended March 31, 2009 compared to $27.1 million for the three months ended March 31, 2008. The decrease in sales was primarily due to lower average selling prices totaling $12.9 million but was offset by higher sales volume amounting to $569,000. The average selling price of our lead fabricated products was approximately $.95 per pound for the three months ended March 31, 2009, compared to $1.78 per pound for the three months ended March 31, 2008. Sales volume increased to 15.5 million pounds for the three months ended March 31, 2009 from 15.2 million pounds for the three months ended March 31, 2008, an increase of 2.0%.
Operating Expenses
     Operating expenses decreased by $104.7 million, or 70.6%, to $43.5 million for the three months ended March 31, 2009 compared to $148.2 million for the three months ended March 31, 2008. Acquisitions added $8.3 million to operating expense for the quarter ended March 31, 2009. Excluding acquisitions, operating expenses decreased by $113.0 million. The decrease in operating expense was due to a $108.4 million decrease in the cost of purchased metals due to lower sales volumes and commodity prices and a $4.7 million decrease in other operating expenses. These operating expense decreases include wages and benefits of $2.3 million, freight charges of $891,000, vehicle maintenance of $865,000 energy costs of $318,000, production and fabricating supplies of $263,000 and other operating expenses of $63,000.

Selling, General, and Administrative
     Selling, general, and administrative expenses decreased $845,000, or 11.7% to $6.3 million, or 11.8% of sales, for three months ended March 31, 2009, compared to $7.2 million, or 4.2% of sales, for three months ended March 31, 2008. Acquisitions added $626,000 to selling, general and administrative expenses for the quarter ended March 31, 2009. Beacon Energy was included in consolidated results for the three months ended March 31, 2008 and provided a $396,000 decrease in selling, general and administrative expenses in the current year period. Excluding acquisitions and the effect of Beacon, selling, general and administrative expenses decreased by $1.1 million. The decreases include $295,000 for wages and benefits, $141,000 in advertising and promotional expenses, $137,000 in insurance costs and $527,000 in other selling, general and administrative expenses.
Depreciation and Amortization
     Depreciation and amortization expenses increased to $3.3 million, or 6.2% of sales, for the three months ended March 31, 2009 compared to $2.0 million or 1.2% of sales for the three months ended March 31, 2008. The increase as a percentage of sales is primarily attributable to lower sales. Acquisitions added $1.1 million to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased $121,000.
Operating Income
     Operating income for three months ended March 31, 2009 decreased by $12.9 million or 98.4% to $215,000 for three months ended March 31, 2009 from to $13.1 million for the three months ended March 31, 2008 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $4.7 million or 8.7% of sales for the three months ended March 31, 2009 compared to $3.2 million or 1.9% of sales for the three months ended March 31, 2008. The $1.5 million increase in interest expense was primarily attributable to $1.8 million in interest on the Company’s 7% convertible notes issued in May 2008 which were not outstanding in the prior year period. For the three months ending March 31, 2009, we also expensed of $254,000 in deferred financing costs as a result of the Seventh Amendment to the Loan Agreement described in Note 9.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders base rate plus a margin. The average interest rate on this credit facility was 4.84% on an average outstanding daily balance of $7.7 million for the three month period ending March 31, 2009 as compared was 6.41% on an average outstanding daily balance of $52.0 million for the three month period ending March 31, 2008.
     Term notes payable under the Financing Agreement with Ableco Finance, LLC, bear interest at the lenders base rate plus a margin with a minimum of 11% increased to 14% February 27, 2009 effective with the amendment described in Note 8 of the financial statements. The average interest rate on this credit facility was 12.04% on an average outstanding daily balance of $65.4 million for the three month period ending March 31, 2009 as compared to 11.00% on an average outstanding daily balance of $62.6 million for the three month period ending March 31, 2008.
     Other expense for the three months ended March 31, 2009 also includes $446,000 for our 36.6% share of Beacon Energy’s loss for the period. Beacon was included in consolidated results for the three months ended March 31, 2008 due to our percentage share of ownership in that period.
     Other expense for the three months ended March 31, 2009, includes $170,000 to adjust the Put Warrant liability and $360,000 to adjust the make-whole agreement to their respective fair values in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The warrants were issued in connection with common stock offering in April 2008 and the $100 million convertible note offering in May 2008. The obligation for make-whole agreements was issued in connection with the Pittsburgh acquisition on May 1, 2008. The warrants and make-whole agreements were not outstanding in the three months ended March 31, 2008.
Income Taxes

        For the three months ended March 31, 2009, the Company recognized income tax benefit of $1.6 million, resulting in an effective income tax rate of approximately 30%.  For the three months ended March 31, 2008, the Company recognized income tax expense of $3.7 million, resulting in an effective income tax rate of approximately 37%.
Noncontrolling Interests
     Noncontrolling interests for the three months ended March 31, 2009 and 2008 includes $1,000 representing 50% of the net loss of a joint venture operation acquired with the Totalcat acquisition in July of 2007. The three months ended March 31, 2008 also includes $157,000 representing 47% of the net loss of Beacon Energy.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of Gulf Coast Recycling, Inc., a secondary lead smelting operation based in Tampa, Florida. The three months ended March 31, 2009 include income from proceeds, net of legal expenses, from a former lead supplier of GCR in lieu of future potential liability claims totaling $262,000 ($163,000 net of income taxes). The three months ended March 31, 2008, include $316,000 ($199,000 net of income taxes) for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle. The three months ended March 31, 2009 and 2008 include $8,000 ($5,000 net of income taxes) and $327,000 ($206,000 net of income taxes) respectively for ongoing monitoring and maintenance of this site.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the three months ended March 31, 2009, we generated $346,000 from operating activities compared to $16.3 million in operating cash used for the three months ended March 31, 2008. For the three months ended March 31, 2009, the Company’s net loss of $3.6 million and $1.6 million change in working capital components was offset by non-cash items of depreciation and amortization of $3.6 million and other non-cash items of $1.8 million. The changes in working capital components include a decrease in accounts receivable of $687,000 and an increase in accounts payable, accrued expenses and income taxes payable of $7.9 million. These items were offset by a decrease in inventory balances of $3.7 million and $3.3 million in prepaid expenses and other current assets. For the three months ended March 31, 2008, we used $16.3 million in our operating activities. For the three months ended March 31, 2008, operating cash was produced by net income of $6.1 million, non-cash items of depreciation and amortization of $2.3 million and other non-cash items of $77,000 and were offset by a $24.8 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $16.9 million due to higher sales, an increase in inventory balances of $5.3 million and $3.4 million in prepaid expenses and other current assets. These items were partially offset by an increase in accounts payable, accrued expenses and income taxes payable of $774,000.
     We used $871,000 in net cash for investing activities for the three months ended March 31, 2009 compared to using net cash of $28.5 million in net cash for investing activities for the three months ended March 31, 2008. During the three months ended March 31, 2009, we purchased $633,000 in equipment and capital improvements and incurred changes in other assets of $244,000. These items were offset by $6,000 in proceeds from the sale of equipment. During the three months ended March 31, 2008, we paid $27.1 million to acquire businesses, purchased $2.3 million in equipment and capital improvements and invested $600,000 to increase our interest in a biofuel processing concern through our Beacon Energy Co. subsidiary. These uses were offset by changes in other assets of $1.5 million.
     During the three months ended March 31, 2009, we used $16.2 million of net cash for financing activities compared to $46.3 million of net cash generated during the three months ended March 31, 2008. For the three months ended March 31, 2009 total net borrowings under our revolving credit facility amounted to $1.4 million and were offset by debt repayments of $16.7 million and the payment of $1.0 million in debt issue costs related to amendments made to existing credit agreements during the quarter. For the three months ended March 31, 2008 total borrowings amounted to $24.6 million and were offset by debt repayments of $2.0 million. We also received $23.5 million from the sale of our common stock and $150,000 from the exercise of stock options and warrants.
     The credit agreement with Wells Fargo Foothill (“Foothill”), as agent, and other lenders (the “Loan Agreement”), consisted as of December 31, 2008 of senior secured credit facilities in the aggregate amount of $100 million, including a $78 million revolving line of credit, an $8 million machinery and equipment Term A loan facility, a $2 million capital expenditure Term B loan facility, and a $12 million equipment finance Term C loan facility. The revolving line accrued interest at the Base Rate (a rate determined by reference to the prime rate) plus .25% (effective rate of 3.5% at December 31, 2008) or, at the Company’s election, the current LIBOR rate plus 2%. No revolver balance was outstanding at December 31, 2008. Each of the Term Loans A and B accrued interest at the Base Rate plus .5% (an effective rate of 3.75% at December 31, 2008) or, at our election, the current LIBOR rate plus 2.25% (an effective rate of 3.21% at December 31, 2008). The Term C loan facility accrued interest at the Base Rate plus .25% (an effective rate of 3.5% at December 31, 2008) or, at our election, the current LIBOR rate plus 2.25% (an effective rate of 5.04% at December 31, 2008).
     Under the terms of the Loan Agreement, the Company is required to maintain certain depository accounts with our lenders and comply with certain financial covenants, including minimum EBITDA, not to exceed maximum capital expenditures, and certain leverage ratios as defined in the agreement. The Company also is generally restricted from entering into financing, equity and certain other transactions, as defined in the agreement, without the written consent of the lenders. In addition, the Company is responsible to the lenders for a monthly servicing fee, unused line-of-credit and letter-of-credit fees equal to a percentage of the average daily unused portion of the revolving facility, and certain other fees. Lender fees (excluding those capitalized as debt issue costs in year of issuance) are included as a component of interest expense in the period assessed.
     On February 27, 2009, the Company entered into an amendment (the “Foothill Amendment”) to the Loan Agreement. Among other things, the Foothill Amendment provided for the prepayment of all outstanding term loans under the Loan Agreement (in an aggregate amount of approximately $10.2 million) and the termination of the term loan facilities, and a reduction in the maximum amount available under the agreement’s revolving credit facility to $60 million, subject to a borrowing base. Interest on revolving loans was adjusted to (i) the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, (ii) the current LIBOR rate plus 3% (an effective rate of 4.50% as of March 31, 2009). The Foothill Amendment also resets certain covenants, including the Company’s minimum EBITDA, minimum fixed charge coverage ratio, and maximum capital expenditure covenants, and permitted the payments under the Financing Agreement described below.
     As of March 31, 2009, we had approximately $16.7 million of borrowing availability under the Loan Agreement.
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
     On July 3, 2007, we entered into a financing agreement (the “Financing Agreement”) with Ableco Finance, LLC (“Ableco”) for two term loans in the respective amounts of $32 million and $18 million, both maturing in six years. On January 25, 2008, we entered into an amendment to the Financing Agreement providing for an additional term loan in the amount of $17.1 million, also maturing in six years. Obligations under the agreement are guaranteed by certain of the Company’s subsidiaries. Each loan accrued interest at (a) (i) the greater of 7.5% per annum or the Reference Rate (a rate determined by reference to the prime rate) plus (ii) 3.5% or (b) at the Company’s election, the greater of 4.5% per annum or the current LIBOR rate plus 6.5% (effectively 11.00% at December 31, 2008). Pursuant to the Financing Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing

Agreement are secured by substantially all of the Company’s assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc.
     On February 27, 2009, the Company also entered into Amendment No. 6 (the “Ableco Amendment”) to the Financing Agreement. The Ableco Amendment provided for three equal payments of $5.0 million on the outstanding term debt under the Financing Agreement, including one made at closing and two to be made by May 13, 2009 and August 12, 2009, respectively. No other principal payments are scheduled prior to maturity. Interest on the term loans was adjusted to (i) (A) the greater of 7.5% per annum and the “Reference Rate” (a rate determined by reference to the prime rate) plus (B) 6.5% or (ii) at the Company’s election, (A) the greater of 4.5% per annum and the current LIBOR rate plus (B) 9.5% (an effective rate of 14.0% as of March 31, 2009.). Under certain circumstances, if the Company fails to make the second or third scheduled prepayment by the specified date, each interest rate will increase by an additional 1%. The Ableco Amendment also reset certain covenants, including the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum EBITDA, and maximum capital expenditure covenants, adds a covenant requiring minimum “Working Assets” (defined to include values for receivables, inventory, and cash and cash equivalents) and allows for the term loan payments under the Loan Agreement described above.
Future Capital Requirements
     As of March 31, 2009, we had $46.2 million in cash and cash equivalents, availability under the Loan Agreement of $16.7 million and total working capital of $67.3 million. As of March 31, 2009, our current liabilities totaled $43.2 million. We expect to fund our current working capital needs, interest payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Loan Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets to restructure current debt and for possible acquisitions.
     Deteriorating general economic conditions have resulted in the Company curtailing capital and operating expenditures, restricting acquisitions and reassessing working capital requirements. In an effort to preserve working capital resources, the Company has reduced its workforce by 29% from its peak in June 2008 to March 31, 2009 to compensate for lower operating activity, implemented Company-wide wage reductions and reduced other employee benefit programs, concentrated on turning inventories rapidly, tightened customer credit terms and pursued more aggressive collection efforts.
     Our ability to meet long-term liquidity requirements is subject to improving conditions in the global economy and in the markets in which we operate and obtaining additional debt and/or equity financing. Decisions by lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit agreements, industry and market trends, the availability of capital, and the relative attractiveness of alternative lending or investment opportunities.
Off-Balance Sheet Arrangements
     Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Beacon Energy Investment
     As of March 31, 2009, the Company owned 36.6% of the outstanding stock of Beacon Energy Holdings Inc. (“Beacon”) and records its investment in Beacon under the equity method. The Company has invested $5.0 million in Beacon as of March 31, 2009. The consolidated statement of income for the three months ending March 31, 2008 includes Beacon as a consolidated entity.
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
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2009, $63.6 million of our outstanding debt consisted of variable rate borrowings: $1.4 million under our senior secured credit facility with Wells Fargo Foothill, Inc. and other lenders and $62.2 million pursuant to a Financing Agreement with Ableco Finance, LLC. Borrowings under these credit facilities bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. The financing agreement with Ableco provided for a minimum interest rate of 14.0% on the outstanding balances effective with the amendment to the agreement with Ableco dated February 27, 2009. Increases in either the prime rate or LIBOR may increase interest expense. We have entered into an interest rate swap contract which would mitigate our exposure to fluctuations in the interest rate on $20 million of the Wells Fargo Foothill portion of our indebtedness. Due to the minimal outstanding balances outstanding on the credit facility with Wells Fargo Foothill during the three months ended March 31, 2009, the interest rate swap was deemed ineffective and resulted in an additional $71,000 in expense. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $14,000 per year due to certain minimum interest rate terms on certain variable rate debt balances, with a corresponding change in cash flows.
Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report filed with the Securities and Exchange Commission on Form 10-K. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which it operates, only non-ferrous inventory balances would be subject to a non-cash net realizable value inventory write-down of approximately $250,000.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of March 31, 2009 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Accordingly, we have concluded that our disclosure controls and procedures are effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     On May 1, 2008, the Company’s Metalico Pittsburgh, Inc. (formerly known as Metalico Neville, Inc.), Metalico Neville Realty, Inc. and Metalico Colliers Realty, Inc. subsidiaries (collectively “Pittsburgh”) closed a purchase of substantially all the assets, including real property, of the Snyder Group, a family-owned multi-yard fully integrated scrap metal recycling operation in Western Pennsylvania and West Virginia. We have started to document and analyze the systems of disclosure controls and procedures and internal control over financial reporting of this acquired company and integrate it within our broader framework of controls. As we integrate the historical internal controls over financial reporting of the acquisition into our own internal controls over financial reporting, certain temporary changes may be made to our internal controls over financial reporting until such time as this integration is complete. Although we have not yet identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of this acquisition, there can be no assurance that a material weakness will not be identified in the course of this review.
(b) Changes in internal controls over financial reporting.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ending March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. We are involved in litigation and environmental proceedings as described in Note 12 of the accompanying financial statements. A description of matters in which we are currently involved is set forth at Item 3 of our Annual Report on Form 10-K for 2008.
Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 6. Exhibits
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

METALICO, INC. (Registrant)
Date: May 11, 2009	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code