Form 10-Q
period 2009-06-30
METALICO INC
filed 2009-07-28
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐      NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐      NO ☐
Number of shares of Common stock, par value $.001, outstanding as of July 28, 2009: 40,405,950

METALICO, INC.
Form 10-Q Quarterly Report

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	Page 2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 34
Item 4. Controls and Procedures	Page 35

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	Page 36
Item 1A. Risk Factors	Page 36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 36
Item 4. Submission of Matters to a Vote of Security Holders	Page 36
Item 6. Exhibits	Page 37
Signatures
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$30,631	$62,933
Trade receivables, less allowance for doubtful accounts 2009 $1,450; 2008 $1,896	26,526	20,503
Inventories	35,755	31,772
Prepaid expenses and other	2,866	3,413
Income taxes receivable	4,143	11,112
Deferred income taxes	4,970	3,626

Total current assets	104,891	133,359

Property and Equipment, net	76,015	80,083
Goodwill	69,451	69,451
Other Intangibles, net	42,132	43,604
Other Assets, net	12,747	13,796

	$305,236	$340,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of other long-term debt	$21,493	$30,897
Accounts payable	12,805	10,875
Accrued expenses and other liabilities	14,683	24,779

Total current liabilities	48,981	66,551

Long-Term Liabilities
Senior unsecured convertible notes payable	83,604	98,403
Other long-term debt, less current maturities	42,101	55,409
Accrued expenses and other	5,570	2,958

Total long-term liabilities	131,275	156,770

Total liabilities	180,256	223,321

Redeemable common stock	4,000	4,000

Commitments and Contingencies

Stockholders’ Equity
Capital Stock
Preferred — $.001 par value; 2009 and 2008 Authorized: 10,000,000; no shares issued and outstanding	—	—
Common — $.001 par value; 2009 and 2008 Authorized: 100,000,000
2009 issued and outstanding 40,401,724
2008 issued and outstanding 36,425,154	40	36
Additional paid-in capital	141,721	131,248
Accumulated deficit	(19,990)	(17,527)
Accumulated other comprehensive loss	(791)	(785)

Total stockholders’ equity	120,980	112,972

	$305,236	$340,293

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2009 and 2008

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)
	($ thousands, except per share data)
Revenue	$62,348	$295,062	$115,632	$465,610

Costs and expenses
Operating expenses	50,880	249,692	94,353	397,940
Selling, general, and administrative expenses	5,399	11,804	11,708	18,958
Depreciation and amortization	3,307	3,494	6,594	5,521

	59,586	264,990	112,655	422,419

Operating income	2,762	30,072	2,977	43,191

Financial and other income (expense)
Interest expense	(4,402)	(4,223)	(9,059)	(7,440)
Equity in loss of unconsolidated investee	(287)	—	(733)	—
Financial instruments fair value adjustment	(1,504)	(7,798)	(2,034)	(7,798)
Gain on debt extinguishment	5,024	—	5,024	—
Other	30	49	182	173

	(1,139)	(11,972)	(6,620)	(15,065)

Income (Loss) from continuing operations before income taxes	1,623	18,100	(3,643)	28,126
Provision (benefit) for federal and state income taxes	563	9,856	(993)	13,566

Income (Loss) from continuing operations	1,060	8,244	(2,650)	14,560
Discontinued operations, net of income taxes	24	(385)	182	(790)

Net income (loss)	1,084	7,859	(2,468)	13,770

Noncontrolling interest in net loss of subsidiaries	4	252	5	410

Net(loss) income attributable to Company	$1,088	$8,111	$(2,463)	$14,180

Amounts attributable to common shareholders:
Income (Loss) from continuing operations	$1,064	$8,496	$(2,645)	$14,970
Income (Loss) from discontinued operations	24	(385)	182	(790)

Net income (loss)	$1,088	$8,111	$(2,463)	$14,180

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.03	$0.24	$(0.07)	$0.44
Loss from discontinued operations, net	—	(0.01)	—	(0.02)

Net income (loss)	$0.03	$0.23	$(0.07)	$0.42

Diluted:
Income (loss) from continuing operations	$0.03	$0.23	$(0.07)	$0.43
Loss from discontinued operations, net	—	(0.01)	—	(0.02)

Net income (loss)	$0.03	$0.22	$(0.07)	$0.41

Weighted Average Common Shares Outstanding:
Basic	38,295,781	35,810,875	37,367,007	34,075,172

Diluted	38,354,045	41,057,092	37,367,007	36,852,598

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008

	2009	2008
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net (loss) income attributable to Company	$(2,463)	$14,180
Adjustments to reconcile net (loss) income attributable to Company to net cash used in operating activities:
Depreciation and amortization	7,326	5,666
Deferred income taxes	(1,311)	942
Change in doubtful accounts receivable	(103)	1,804
(Recovery)Provision for loss on vendor advances	(204)	1,414
Financial instruments fair value adjustments	2,034	7,798
(Gain) Loss on sale of property and equipment	(3)	400
Gain on debt extinguishment	(5,024)	—
Equity in loss (income) of unconsolidated investee	733	—
Compensation expense on restricted stock, stock options and warrants issued	1,178	800
Excess tax benefit from stock options	—	(134)
Deferred financing costs expensed	254	—
Net loss attributable to noncontrolling interest	(5)	(410)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(5,920)	(50,795)
Inventories	(3,983)	(24,640)
Vendor advances	—	(9,036)
Prepaid expenses and other	7,470	640
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	(7,594)	13,820

Net cash used in operating activities	(7,615)	(37,551)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	69	100
Purchase of property and equipment	(1,116)	(9,494)
Change in cash restricted for investment	—	9,232
Investments in unconsolidated subsidiary	—	(600)
Decrease (Increase) in other assets	3	(4,380)
Cash paid for business acquisitions, less cash acquired	—	(107,023)

Net cash used in investing activities	(1,044)	(112,165)

Cash Flows from Financing Activities
Sale of common stock	—	28,497
Proceeds from issuance of subsidiary stock	—	3,875
Net borrowings under revolving lines-of-credit	—	11,720
Proceeds from other borrowings	—	118,190
Proceeds from borrowings of subsidiary	—	1,700
Principal payments on other borrowings	(22,712)	(3,841)
Excess tax benefit from stock-based compensation	—	134
Debt issue costs	(941)	(5,510)
Proceeds from issuance of common stock on exercised warrants and options	10	346

Net cash provided by (used in) financing activities	(23,643)	155,111

Net increase (decrease) in cash and cash equivalents	(32,302)	5,395
Cash and cash equivalents:
Beginning	62,933	3,309

Ending	$30,631	$8,704

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
Business
     Metalico, Inc. and subsidiaries (the “Company”) operate in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of June 30, 2009 included twenty scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.
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
     Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited balance sheet as of that date included in the 2008 Annual Report on Form 10-K.
     We evaluated subsequent events through July 28, 2009, the date of financial statement issuance.
Recent Accounting Pronouncements
     In December 2008, the FASB issued FSP SFAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP SFAS 132R-1 expands the disclosure set forth in SFAS No. 132R by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentration of risk. Additionally, FSP SFAS 132R-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157. This FSP will be effective for the Company’s current fiscal year ending December 31, 2009 and will affect the disclosures in the consolidated financial statements. The Company does not expect the adoption of FSP FAS 132R- 1 will have a material impact on its financial condition or results of operations.
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. The scope of this FSP does not include assets and liabilities measured under Level 1 inputs (quoted prices in active markets for identical assets). FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for the Company’s interim and annual periods beginning in the second quarter of fiscal year 2009. The Company’s adoption of FSP SFAS 157-4 did not have a material impact on the Condensed Consolidated Financial Statements.

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. SFAS No. 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for this fiscal quarter ending June 30, 2009. The Company does not expect the adoption of SFAS No. 165 to have a material impact on the interim or annual financial statements or the disclosures in those financial statements.
Note 2 — Business Acquisitions
     Business acquisition (scrap metal recycling segment): On May 1, 2008, the Company’s Metalico Pittsburgh, Inc. (formerly known as Metalico Neville, Inc.), Metalico Neville Realty, Inc. and Metalico Colliers Realty, Inc. subsidiaries (collectively “Pittsburgh”) closed a purchase of substantially all the assets, including real property, of the Snyder Group, a family-owned multi-yard fully integrated scrap metal recycling operation in Western Pennsylvania and West Virginia. The results of operations acquired are included in the Company’s scrap metal recycling segment in the consolidated financial statements from the acquisition date forward. The aggregate purchase price was $77,482, plus a payment for working capital in excess of a predetermined amount and closing costs totaling $4,621, for an aggregate purchase price of $82,103 comprised of cash of $73,796, and 622,222 shares of Metalico common stock totaling $8,307, representing fair market value at the date of the acquisition. On November 13, 2008 and April 1, 2009, an additional 311,111 and 159,393 shares, respectively, of Metalico common stock were issued to the sellers, as adjustments following a decline in the Company’s stock price. The $544 and $289 respective values of these additional stock issuances were recognized as an expense in the financial instruments fair value adjustment. The acquisition was financed with a portion of the proceeds from the private placement of $100,000 in 7% convertible notes issued on May 1, 2008 as further described in Note 9 below. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date.
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

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Revenues	$315,059	$521,231
Net Income	$12,864	$22,702
Earnings Per Share
Basic	$0.36	$0.66
Diluted	$0.31	$0.58
Note 3 — Major Customer
     Revenue for the three and six months ended June 30, 2009 and 2008, include revenue from net sales to the following customer of our Scrap Metal Recycling segment which at times, has accounted for 10% or more of the total revenue of the Company, together with trade receivables due from such customer as of June 30, 2009 and December 31, 2008.

	Net sales to Customer
	as a percentage of Total Revenues				Trade Receivable Balance as of
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	June 30,	December 31,
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	2009	2008
Customer A	13%	32%	12%	33%	$1,971	$347

Note 4 — Inventories
     Inventories as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
Raw materials	$5,098	$5,240
Finished goods	5,792	7,909
Work-in-process	1,705	534
Ferrous scrap metal	10,501	8,241
Non-ferrous scrap metal	12,659	9,848

	$35,755	$31,772

Note 5 — Investment in Beacon Holdings, LLC.
     As of June 30, 2009, the Company held a 33.3% interest in Beacon Energy Holdings, Inc. (“Beacon”) a company organized to produce and market biofuels refined from waste vegetable oil, fats, and agricultural feedstocks. Beacon currently trades on the OTC Bulletin Board. As of June 30, 2009, the Company has invested $5,000 in Beacon. The operations of Beacon through June 30, 2008 were consolidated into the operating results of the Company with an elimination of the minority interests share. Subsequent to June 30, 2008, the investment has been accounted for as an equity method investment due to a reduction in the Company’s ownership percentage resulting from additional investments made by unrelated investors into Beacon on that date. Carlos E. Agüero, Chairman, President and Chief Executive Officer of the Company, holds approximately 9.9% of the stock of Beacon and serves as the chairman of its board of directors. For the three and six months ended June 30, 2009, the Company’s respective share in the equity of Beacon’s loss of ($287) and ($733) is reflected in other income (expense). The carrying amount of the Company’s investment in Beacon as of June 30, 2009 was $2,876.
     Condensed unaudited financial information of Beacon, an unconsolidated affiliated company, accounted for by the equity method was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	$1,784	$5,124	$2,826	$5,124
Loss from continuing operations	$(942)	$(402)	$(2,159)	$(800)
Net loss	$(942)	$(376)	$(2,159)	$(671)
Note 6 — Goodwill and Other Intangibles
     The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill is tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. The profitability of individual reporting units has suffered from downturns in customer demand and other factors which resulted from the global economic crisis, including the precipitous decline in commodity prices. Certain individual reporting units have been more impacted by these factors than the Company as a whole due to particular demand characteristics for specific commodities handled by the Company. Specifically, the decline in the automotive industry, which drives a significant portion of the demand for Platinum Group Metals (“PGMs”), had resulted in exceptional declines in PGM pricing, which impacted the fair value of the goodwill and other intangible assets recorded in the Company’s PGM reporting units during the fourth quarter of 2008. During the fourth quarter of 2008, 91% of the PGM group’s other intangible assets were written off as was 48% of its goodwill. Platinum prices have rebounded over 50% since their lows in October 2008 to June 30, 2009. No indicators of impairment were identified for the three and six months ended June 30, 2009. There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2009.
     The Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At June 30, 2009, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of June 30, 2009 and December 31, 2008 consisted of the following:

	Gross			Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Charges	Amount
June 30, 2009

Covenants not-to-compete	$4,261	$(2,200)	$—	$2,061
Trademarks and tradenames	6,075	—	—	6,075
Customer relationships	1,055	(949)	—	106
Supplier relationships	36,600	(3,185)	—	33,415
Know how	397	—	—	397
Patents and databases	94	(16)	—	78

	$48,482	$(6,350)	$—	$42,132

December 31, 2008

Covenants not-to-compete	$6,731	$(2,194)	$(2,129)	$2,408
Trademarks and tradenames	18,275	—	(12,200)	6,075
Customer relationships	2,605	(986)	(1,408)	211
Supplier relationships	44,440	(2,990)	(7,031)	34,419
Know how	397	—	—	397
Patents and databases	113	(4)	(15)	94

	$72,561	$(6,174)	$(22,783)	$43,604

     Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2009 was $732 and $1,473, respectively. Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2008 was $400 and $1,212, respectively. Estimated aggregate amortization expense on amortized intangible and other assets for each of the next 5 fiscal years and thereafter is as follows:

Years ending December 31,	Amount
2009	$3,025
2010	2,740
2011	2,422
2012	2,371
2013	2,647
Thereafter	23,927

$37,132

Note 7 — Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009			December 31, 2008
		Long-			Long-
	Current	Term	Total	Current	Term	Total
Environmental remediation costs	$100	$1,518	$1,618	$115	$1,518	$1,633
Payroll and employee benefits	2,094	—	2,094	3,572	—	3,572
Interest, bank fees and interest rate swap	1,722	1,008	2,730	1,887	1,028	2,915
Obligations under purchase commitments	683	—	683	1,973	—	1,973
Obligations under put options	6,738	—	6,738	6,481	—	6,481
Obligations under make-whole agreements (see Note 17)	1,050	—	1,050	3,546	—	3,546
Obligations under earnout agreements	283	—	283	5,250	—	5,250
Other	2,013	3,044	5,057	1,955	412	2,367

	$14,683	$5,570	$20,253	$24,779	$2,958	$27,737

Note 8 — Stock Options and Stock Based Compensation
     The total stock-based compensation expense was $579 and $333 for the three months ended June 30, 2009 and 2008 respectively and $1,178 and $666 for the six months ended June 30, 2009 and 2008 respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. During the six months ended June 30, 2009, 17,500 options and 90,000 warrants with a weighted average exercise price of $.58 and $.01, respectively, were exercised with a total combined intrinsic value of $260. During the six months ended June 30, 2008, a total of 93,823 options with a weighted average exercise price of $3.69 were exercised with a total intrinsic value of $830. During the six months ended June 30, 2009, there were no grants or modifications of equity based option awards. During the six months ended June 30, 2008, there were 17,500 options granted to employees with an average exercise price of $10.92 and an aggregate fair value of $90. As of June 30, 2009, total unrecognized stock-based compensation expense related to stock options was $2,991.
     During the six months ended June 30, 2008, the Company granted 167,000 shares of restricted common stock to Company officers and employees at an average per share price of $10.21 per share. The shares vest quarterly over a three-year period. As of June 30, 2009, total unrecognized stock-based compensation expense related to the unvested restricted stock granted in 2008 was $789.
Note 9 — Short and Long-Term Debt
     On July 27, 2009, the Company entered into a Tenth Amendment (the “Tenth Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of July 3, 2007 (the “Loan Agreement”), by and among the Company and certain of its subsidiaries as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto. Among other things, the Tenth Amendment provides for a reduction in the maximum amount available under the Loan Agreement’s revolving credit facility to $30,000, subject to a borrowing base, with an initial reserve of $20,000. Interest rates are unchanged. The Tenth Amendment resets the Company’s minimum “EBITDA” covenant (as defined in the Loan Agreement), deletes its minimum fixed charge coverage ratio covenant, establishes a new maximum leverage ratio covenant, and permits the payments under the Financing Agreement described below. The remaining material terms of the Loan Agreement remain unchanged by the Tenth Amendment.
     On February 27, 2009, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Loan Agreement that provided for the prepayment of all outstanding term loans under the Agreement (in an aggregate amount of approximately $10,200) and the termination of the term loan facilities, and a reduction in the maximum amount available under the Loan Agreement’s revolving credit facility to $60,000 from $78,000, subject to a borrowing base. Interest on revolving loans was adjusted to (i) the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, (ii) the current LIBOR rate plus 3% (an effective rate of 4.50% as of June 30, 2009). The Seventh Amendment also reset certain covenants, including the Company’s minimum “EBITDA”, minimum fixed charge coverage ratio, and maximum capital expenditure covenants, and permitted the payments under the Financing Agreement with Ableco Finance LLC described below. Interceding amendments between the Seventh and Tenth Amendments were not material.
     Listed below are the material debt covenants prescribed by the Tenth Amendment of the Loan Agreement as of June 30, 2009. The Company is in compliance with each covenant.
     Leverage Ratio — Leverage Ratio must not exceed covenant

Covenant	8.84:1.00
Actual	5.85:1.00
     Minimum EBITDA — Trailing six month EBITDA must not be less than covenant

Covenant	$7,073
Actual	$10,370
     Year 2009 Capital Expenditures — Year 2009 capital expenditures cannot exceed covenant

Covenant	$6,325
Actual	$1,116
     On July 27, 2009, the Company entered into Amendment No. 8 (“Amendment No. 8”) to the Financing Agreement, dated as of July 3, 2007 (the “Financing Agreement”), by and among the Company as borrower, certain of its subsidiaries as guarantors, and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto.

Amendment No. 8 provides for a payment of $5,000 on the outstanding term debt under the Financing Agreement at closing that had previously been due on August 12, 2009, and permits additional principal payments from the net proceeds of (i) federal tax refunds and net operating loss carrybacks (exclusive of a $2,700 payment already made) and (ii) offerings of the Company’s stock, if any, in an aggregate amount of at least $12,300. Failure to deliver net offering proceeds of at least $10,000 by August 31, 2009 will cause the Company’s interest rate to increase by 2% until they are paid and failure to deliver such proceeds by November 30, 2009 will be regarded as a covenant default with the interest increase becoming permanent. Interest rates are otherwise unchanged. The Company would retain the next $6,750 of net proceeds from an offering, if any; the Company and Ableco would evenly divide the next $950 of net proceeds; and any net proceeds thereafter would be allocated to the Company’s senior secured lenders as provided under the original terms of the Finance Agreement and the Loan Agreement described above. No other principal payments are scheduled prior to maturity. Interest rates are otherwise unchanged. Amendment No. 8 also resets the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum “EBITDA”(as defined in the Financing Agreement) and minimum “Working Assets” (defined to include values for receivables, inventory, and cash and cash equivalents) covenants and adds a monthly minimum EBITDA requirement. The remaining material terms of the Financing Agreement remain unchanged by Amendment No. 8.
     On February 27, 2009, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the Financing Agreement. Amendment No. 6 provided for three equal payments of $5,000 on the outstanding term debt under the Financing Agreement, including one made at closing one made by May 13, 2009 and one to be made by August 12, 2009, respectively. Interest on the term loans was adjusted to (i) (A) the greater of 7.5% per annum and the “Reference Rate” (a rate determined by reference to the prime rate) plus (B) 6.5% or (ii) at the Company’s election, (A) the greater of 4.5% per annum and the current LIBOR rate plus (B) 9.5% (an effective rate of 14.0% as of June 30, 2009). Under certain circumstances, if the Company fails to make the second or third scheduled prepayment by the specified date, each interest rate will increase by an additional 1.0%. Amendment No. 6 also reset certain covenants, including the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum “EBITDA”, and maximum capital expenditure covenants, added a covenant requiring minimum “Working Assets” and allowed for the term loan payments under the Loan Agreement described above. An interceding amendment between Amendment No. 6 and Amendment No. 8 was not material.
     After giving effect to Amendment No. 8 and the Tenth Amendment to the Loan Agreement described above, the Company had outstanding indebtedness under the Financing Agreement in a principal amount of approximately $57.2 million, all in term loans maturing June 30, 2013 (except for the remaining payments described in the preceding paragraph).
     Listed below are the material debt covenants as prescribed by Amendment No. 8 of the Financing Agreement as of June 30, 2009. The Company is in compliance with each covenant.
     Leverage Ratio — Leverage Ratio must not exceed covenant

Covenant	8.84:1.00
Actual	5.85:1.00
     Fixed Charge Coverage Ratio — Fixed Charge Coverage Ratio must not be less than covenant

Covenant	0.54:1.00
Actual	0.83:1.00
     Minimum EBITDA — Trailing Six Month EBITDA must not be less than covenant

Covenant	$7,073
Actual	$10,370
     Monthly Minimum EBITDA — Monthly Minimum EBITDA must not be less than covenant

Covenant	$250
Actual	$4,495
     Year 2009 Capital Expenditures — Year 2009 capital expenditures cannot exceed covenant

Covenant	$6,325
Actual	$1,116
     Working Assets — Working assets cannot be less than covenant

Covenant	$66,172
Actual	$92,912

     As a result of the Seventh Amendment and Amendment No. 6, $23,298 of debt was reclassified as a current liability as of December 31, 2008. At June 30, 2009, $18,298 of the accelerated principal has been paid. As a result of the Tenth Amendment and Amendment No. 8, an additional $12,300 in principal has been accelerated. Without the retroactive covenant changes provided by the Tenth Amendment and Amendment No. 8, the Company would not have been in compliance with the covenants of the Loan Agreement and Financing Agreement on June 30, 2009.
     Under the respective terms of the Loan Agreement and the Financing Agreement, the Company is required to satisfy specified financial covenants as set forth above. Without the retroactive amendments to the covenants in the Loan and Financing Agreements made on July 27, 2009 the Company would not have been in compliance on June 30, 2009. Additionally, the Company cannot be certain that it will meet these amended covenant requirements in the future. The Company’s ability to comply with these specified financial covenants may be affected by general economic and industry conditions, as well as market fluctuations in metal prices and other events beyond the Company’s control. Should current weak economic conditions persist, the Company may not be able to satisfy all such covenants in the future.
     To reduce the possibility of breaching its debt covenants, the Company has curtailed capital expenditures, reduced operating expenditures to match lower sales and restricted acquisitions. Additionally, the Company reduced its workforce to compensate for lower operating activity, implemented Company-wide wage reductions and reduced other employee benefit programs.
     The Company has historically entered into negotiations with its current lenders when it was reasonably concerned about potential breaches and prior to the occurrences of covenant defaults. The Company has renegotiated principal payments, interest expense and fees as well as the requisite performance levels under the covenants. A breach of any of the covenants contained in the lending agreements could result in default under such agreements. In the event of a default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require the Company to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts borrowed by the Company, together with accrued interest, to be due and payable. In the event that this occurs, the Company may be unable to repay all such accelerated indebtedness, which could have a material adverse impact on its financial position and operating performance.
     If necessary, the Company could use its existing cash balances or attempt to access equity and debt markets or to obtain new financing arrangements with new lenders as alternative funding sources to restructure current debt. Any issuance of new equity could dilute current shareholders. Any new debt financing could be on terms less favorable than those of the Company’s existing financing. Decisions by lenders and investors to enter into such transactions with the Company would depend upon a number of factors, such as the Company’s historical and projected financial performance, compliance with the terms of its current or future credit agreements, industry and market trends, internal policies of prospective lenders and investors, and the availability of capital. No assurance can be had that the Company would be successful in obtaining funds from alternative sources.
     The information in the preceding paragraphs refers to the term EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The Company uses EBITDA to determine its compliance with certain covenants under the Loan Agreement and Financing Agreement. EBITDA is defined differently in the Loan Agreement versus the Financing Agreement, limiting its usefulness as a comparative measure. EBITDA should not be considered as a measure of discretionary cash available to the Company to invest in the growth of its business. EBITDA is not a recognized term under generally accepted accounting principles in the United States (“GAAP”), and has limitations as an analytical tool. The reader of these financial statements should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with GAAP.
     On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100,000 of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of our common stock (“Note Shares”). The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes under certain circumstances, and (ii) an optional redemption right exercisable by the Company beginning on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.
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
     Aggregate annual maturities required on long-term debt as of June 30, 2009 are as follows:

Periods Ending June 30:	Amount
2010	$21,493
2011	1,176
2012	687
2013	40,067
2014	18
Thereafter	83,757

$147,198

Convertible Note Exchanges
     On April 23, 2009, the Company entered into five individual but essentially uniform Exchange Agreements (collectively the “Exchange Agreements”) with certain holders of its senior unsecured 7% Convertible Notes due April 30, 2028 (the “Convertible Notes”) providing for a two-tranche exchange of a portion of the outstanding Convertible Notes for common equity in the Company. In the first tranche, closed April 24, 2009, the Company exchanged

1,245,354 shares of its common stock (after rounding) for $5,000 aggregate principal amount of the Convertible Notes valued at 58% of face amount of Convertible Notes (the “Exchange Rate”) based on a per share price of $2.33. As a result of the consummation of the first tranche of the exchanges, the Company recognized a $1,727 gain on debt extinguishment net of unamortized discounts and deferred financing costs.
     In the second tranche, effected on June 4, 2009, the Company exchanged 2,463,552 shares of its common stock for principal debt in the aggregate amount of $10,000 with the participating holders valued at an Exchange Rate of 61% based on a per share price of $2.48. The terms of the second tranche, specifically the effective date, the face amount of Convertible Notes to be exchanged and the Exchange Rate, were modified under the terms of five individual but essentially uniform amendments to the Exchange Agreements dated June 4, 2009. As a result of the consummation of the second tranche of the exchanges, the Company recognized a $3,227 gain on debt extinguishment, net of unamortized discounts and deferred financing costs.
     The Exchange Agreements also provided for true-up’s of additional shares to be issued or additional debt retirement based on the volume-weighted average price of the Company’s common stock during a twenty-five-day trading period following the first tranche and a thirty-five day trading period for the second tranche. The noteholders were also entitled to certain interim true-up’s during each trading period if the Company’s stock price declined below certain levels, which did not occur. As a result of the true-up for the first tranche, the Company retired an additional $75 in principal under the Convertible Notes, resulting in an additional $70 gain on debt extinguishment, net of unamortized discounts and deferred financing costs, and as a result of the true-up for the second tranche, the Company retired an additional $3,315 in principal under the Convertible Notes, resulting in an additional $3,093 gain on debt extinguishment, net of unamortized discounts and deferred financing costs. No additional shares of stock were issued in connection with either tranche’s final true-up.
     The Company received no cash proceeds as a result of the exchanges of its common stock for Convertible Notes and all Convertible Notes surrendered in the exchanges were retired and cancelled.
Note 10 — Stockholders’ Equity
     A reconciliation of the activity in Stockholders’ Equity accounts for the six months ended June 30, 2009, is as follows:

				Accumulated
				Other	Total
	Common	Additional	Accumulated	Comprehensive	Stockholders’
	Stock	Paid-in Capital	Deficit	Loss	Equity
Balance December 31, 2008	$36	$131,248	$(17,527)	$(785)	$112,972
Net loss	—	—	(2,468)	—	(2,468)
Net loss attributable to noncontrolling interest	—	—	5	—	5
Stock issued for exercise of warrants and options	—	10	—	—	10
Stock issued for make-whole agreements	—	289	—	—	289
Stock issued for Convertible Note Exchange	4	8,996	—	—	9,000
Stock based compensation expense	—	1,178	—	—	1,178
Unrealized loss on interest rate swap	—	—	—	(6)	(6)

Balance June 30, 2009	$40	$141,721	$(19,990)	$(791)	$120,980

     Comprehensive loss for the six months ended June 30, 2009 was $2,469, representing net loss attributable to Company of $2,463, plus the change in loss on interest rate swap of $6. Comprehensive income for the six months ended June 30, 2008 was $14,123, representing net income attributable to Company of $14,180, less the change in loss on interest rate swap of $57.

Note 11 — Statements of Cash Flows Information
     The following describes the Company’s noncash investing and financing activities:

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Convertible notes exchanged for common stock	$15,075	$—
Issuance of common stock under make-whole agreement	289	—
Issuance of common stock for business acquisitions	—	8,306
Issuance of short and long-term debt for business acquisition	—	3,860
Note 12 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations by the weighted average common and preferred shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible notes. Following is information about the computation of the earnings per share (EPS) data for the three and six months ending June 30, 2009 and 2008. For the six months ended June 30, 2009, the calculation of fully diluted (loss) earnings per share is anti-dilutive as a result of the net loss for the period and therefore, is not presented.

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	$1,064	38,295,781	$0.03	$8,496	35,810,875	$0.24

Effect of Dilutive Securities
Common stock warrants	—	57,041		9	230,072
Options and rights	—	1,223		—	542,048
Convertible notes	—	—		735	4,474,097

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$1,064	38,354,045	$0.03	$9,240	41,057,092	$0.23

     The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. For the three months ended June 30, 2009, 1,424,231 warrants, 1,497,698 options and 6,662,343 shares issuable upon conversion of convertible notes with exercise prices that are greater than the average market price were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive. For the three months ended June 30, 2008, 604 options with exercise prices that are greater than the average market price were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income (loss) from continuing operations available to common stockholders	$(2,645)	37,367,007	$(0.07)	$14,970	34,075,172	$0.44

Effect of Dilutive Securities
Common stock warrants	n\a	n\a		—	89,799
Options and rights	n\a	n\a		—	450,578
Convertible notes	n\a	n\a		735	2,237,049

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	n\a	n\a	n\a	$15,705	36,852,598	$0.43

     As a result of the net loss for the six months ended June 30, 2009, 73,233 warrants and 7,302 options were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.
     The Company also excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. For the six months ended June 30, 2009, 1,424,231 warrants, 1,505,821 options and 6,901,272 shares issuable upon conversion of convertible notes with exercise prices that are greater than the average market price were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive. For the six months ended June 30, 2008, 694,104 warrants and 302 options with exercise prices that are greater than the average market price were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.
Note 13 — Commitments and Contingencies
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
     In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (“TDEC”) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of June 30, 2009 and December 31, 2008, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $865 and $879, respectively. Of the $865 accrued as of June 30, 2009, approximately $69 is reported as a current liability and the remaining $796 is estimated to be incurred and paid as follows: $124 from 2010 through 2012 and $672 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.
     In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“GCR”), received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, the EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and the EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. In the first half of 2008, the remediation of the Jernigan Site has been substantially completed at a cost of $3.3 million. GCR’s liability for remediation costs has been reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $555. On February 11, 2009, the Company received a $500 payment from a former lead supplier of GCR in lieu of future potential liability claims.
     The Company and its subsidiaries are at this time in material compliance with all of their obligations under all pending consent orders in the greater Tampa area.
     Pursuant to the sale of substantially all of the assets of GCR in May of 2006, the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has, however, retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying June 30, 2009 and December 31, 2008, balance sheets include approximately $753 and $753, respectively, applicable to GCR’s various outstanding remediation issues. Of the $753 accrued as of June 30, 2009, $31 is reported as a current liability and the remaining $722 is estimated to be incurred and paid as follows: $250 from 2010 through 2012 and $472 thereafter. The remaining $722 reported in long term liabilities represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.

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
     The Company periodically reviews its environmental obligations to determine if anticipated liabilities have been properly recorded. The Company does not believe compliance with environmental regulations, including capital expenditures, will have a material impact on earnings or our competitive position.
Pending Litigation
     On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”) closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The aggregate consideration for the ACC Texas purchase included a payment for net working capital subject to post-closing adjustment, a note payable to the ACC Texas seller, shares of Metalico redeemable common stock, and annual payments to ACC Texas (the “Annual Earnout”) for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. In August of 2008 the Company made a good-faith advance to the seller against an Annual Earnout potentially payable for 2008 that otherwise would not have been due until 2009. The Company subsequently learned that certain items represented by the seller at closing to be collectible were not collectible, that other representations and warranties about the business it believes were materially inaccurate, and that, based on performance to date, the Annual Earnout for 2008 was unlikely to be earned. As a result, the Company discharged American CatCon’s general manager, who was a principal of the seller, demanded return of the good-faith advance of $1,000 and set off the unearned payment against amounts owing under the seller’s note. The seller delivered notice of acceleration of the note and demanded payment of the outstanding balance of approximately $2.6 million. The general manager, through counsel, made a wrongful termination demand for damages of approximately $325. On October 31, 2008, Metalico and American CatCon filed a petition with the American Arbitration Association against the seller, its equity holders, and its principal seeking a reduction in the purchase price pursuant to the contemplated adjustment for net working capital, payment of damages for breach of warranty and other claims, return of the unearned advance and other appropriate relief. The respondents in the arbitration filed an answer November 21, 2008 denying the Company’s claims and counterclaiming for breach of the general manager’s employment agreement and an amended answer January 8, 2009 largely asserting additional defenses. On January 28, 2009, the Company received a demand for redemption of half of the redeemable common stock, which the Company declined to honor pending the outcome of the dispute. The respondents then filed a second amended answer February 11, 2009 counterclaiming for the Company’s failure to honor the redemption demand. On June 17, 2009, ACC Texas filed a separate suit in the U.S. District Court for the Western District of Texas seeking to enforce a guaranty of the seller’s note by Metalico, Inc. outside the arbitration proceeding. The Company filed an answer informing the court of the arbitration and moved that the federal suit be dismissed or stayed pending resolution of the arbitration. The Company intends to pursue its claims in these actions and to defend vigorously all counterclaims. No amounts have been recorded for any potential losses from these proceedings as a range of reasonably possible losses cannot be estimated at this time.
     On July 12, 2006, Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (“NIMCO”) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the “NIMCO Asset Purchase Agreement”). Under the terms of the NIMCO Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. An amended complaint was filed January 8, 2007. A second amended complaint was filed in April of 2007 specifying damages of $43.5 million (the full purchase price) under a claim for a declaratory judgment that the NIMCO Asset Purchase Agreement was still in effect, a third amended complaint was filed in March of 2008 deleting the claim for specific performance, and a fourth amended complaint was filed in March of 2009 deleting the claim for a declaratory judgment and seeking damages “in excess of $25,000.” The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment and return of

$500,000 good faith deposit. No amounts have been recorded for any potential losses from this litigation as a range of reasonably possible losses cannot be estimated at this time.
Other Matters
     The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s consolidated financial position, results of operations, or cash flows.
Note 14 — Segment Reporting
     The Company had two operating segments for the three and six months ended June 30, 2009 and 2008. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. For the three and six months ended June 30, 2008, sales and operating income include operations from the Smithfield biodiesel processing facility acquired by Beacon in May 2008. Listed below is financial data as of or for the three and six months ended June 30, 2009 and 2008 for these segments:

	Scrap Metal	Lead	Corporate
	Recycling	Fabrication	and Other	Consolidated
	Three months ended June 30, 2009
Revenues from external customers	$44,321	$18,027	$—	$62,348
Operating income	479	1,289	994	2,762

	Three months ended June 30, 2008
Revenues from external customers	$265,289	$24,648	$5,125	$295,062
Operating income (loss)	31,514	1,518	(2,960)	30,072

	Scrap Metal	Lead	Corporate
	Recycling	Fabrication	and Other	Consolidated
	Six months ended June 30, 2009
Revenues from external customers	$82,906	$32,726	$—	$115,632
Operating income (loss)	(352)	1,533	1,796	2,977
Total assets	213,362	40,278	51,596	305,236

	Six months ended June 30, 2008
Revenues from external customers	$408,778	$51,707	$5,125	$465,610
Operating income (loss)	47,843	(749)	(3,903)	43,191
Total assets	402,218	59,326	19,847	481,391
Note 15— Income Taxes
     The Company accounts for income taxes in annual periods by applying the asset and liability approach prescribed in SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Pursuant to SFAS No. 109, the Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Material differences between tax rates in the jurisdictions in which the Company is taxed and the effective income tax rates are attributable to fair value adjustments arising from the Company’s financial instruments that are measured at fair values for reporting purposes, share-based payment arrangements and non-deductible amortization of intangible assets. The Company’s effective income tax rates are subject to ongoing evaluation and adjustment based upon facts and circumstances surrounding our estimation of future income and expense and differences between financial statement and taxable income (loss).
     The amount of income taxes and related income tax positions taken is subject to audits by federal and state tax authorities. As of December 31, 2008, the Company’s most recently filed income tax return dates, three years of income tax returns are subject to audit by these authorities. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company’s policy is to record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under FIN 48.
Note 16 — Discontinued Operations
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
Note 17 — Financial Instruments Liabilities
     In connection with the $100,000 of Senior Unsecured Convertible Notes issued on April 23, 2008, the Company issued 250,000 Put Warrants. The Company also issued 1,169,231 Put Warrants in connection with the issuance of common stock on March 27, 2008. The shares underlying these put warrants have been registered with the SEC. These warrants are within the scope of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires issuers to classify as liabilities (or assets under certain circumstances) free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets. The Company determines the fair value of the put warrants using the Black-Scholes method.
     At June 30, 2009, the estimated fair value of the warrants issued in connection with the Convertible Notes was $518. The warrants are presented as a long-term liability in the accompanying consolidated balance sheets. The change in the fair market value required the Company to record an increase in the value of the Put Warrant liability of $419 and $448 to financial instruments fair value adjustment expense for three and six months ended June 30, 2009, respectively, in accordance with SFAS 150.
     At June 30, 2009, the estimated fair value of the warrants related to the common stock offering was $2,528. The warrants are presented as a long-term liability in the accompanying balance sheets. The change in the fair market value required the Company to record an increase in the value of the Put Warrant liability of $2,044 and $2,185 to financial instruments fair value adjustment expense for three and six months ended June 30, 2009, respectively, in accordance with SFAS 150.
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
     In connection with the Pittsburgh acquisition, the Company entered into to a make-whole agreement (“make-whole agreement”) that provides reimbursement to the seller for any shortfall in selling price below an agreed upon price, up to a maximum of $7,000, on the sale of Company stock issued in the transaction for a period beginning on the six month anniversary of the transaction. During the first six months of 2009, the Company has made payments totaling $1,607 under the make-whole agreement. At June 30, 2009, the estimated fair value of the agreement was $1,050 and is presented as a current liability in the accompanying balance sheet as of that date. The change in the fair market value required the Company to record a decrease in the value of the make-whole liability of $1,392 and $2,496 to financial instruments fair value adjustment for the three and six months ended June 30, 2009, in accordance with SFAS 150. At each balance sheet date, any change in the calculated fair market value of the make-whole agreement must be recorded as additional expense or other income.
Note 18— Fair Value Disclosure
     Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“Statement 107”), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Cash and cash equivalents, trade receivables, accounts payable and accrued liabilities: The carrying amounts approximate the fair value due to the short maturity of these instruments.
     Notes payable and long-term debt: The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities. The Company has determined that the fair value of its 7% senior unsecured convertible notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The convertible notes are included in the balance sheet at June 30, 2009 at $83,604 comprised of note principal of $84,925 less unamortized discount of $1,321. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.
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
     Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
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
     The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2009:

Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$3,046	$3,046
Obligations under purchase contracts	—	$683	—	$683
Obligations under make-whole agreements	—	—	$1,050	$1,050
Interest rate swaps	—	$1,008	—	$1,008
     Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
     Put Warrants: The put warrants are valued using the Black-Scholes method. The average value per outstanding warrant at June 30, 2009 is computed to be $2.15 using a discount rate of 2.54% and an average volatility factor of 82.6%.
     Obligations under purchase contracts: The liability is valued based on the present value of the forward contract rate of the purchase contract discounted at 6% from the date of each contract expiration.
     Obligations under make-whole agreements: The liability is valued based on the present value of probability-weighted estimated cash flows. The maximum liability using an assumed selling price of $0.00 per share cannot exceed $3,287.
     Interest Rate Swaps: Interest rate swaps are valued by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions. Changes in fair value of the interest rate swaps are deemed immaterial.
     SFAS No. 157 requires a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. For these Level 3 assets, the reconciliation for the three and six months ended June 30, 2009 is as follows:

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (Level 3)
	Three months ended June 30, 2009			Six months ended June 30, 2009
		Obligation			Obligation
		under			under
		make-			make-
	Put	whole		Put	whole
	Warrants	agreements	Total	Warrants	agreements	Total
Beginning balance	$582	$2,442	$3,024	$412	$3,546	$3,958
Purchases, issuances, and settlements	—	—	—	—	—	—
Total (gains) or losses (realized/unrealized)
Included in earnings	2,464	(960)	1,504	2,634	(600)	2,034
Included in other comprehensive income	—	—	—	—	—	—
Payments, conversions, redemptions and additional issued shares	—	(432)	(432)	—	(1,896)	(1,896)

Ending balance	$3,046	$1,050	$4,096	$3,046	$1,050	$4,096

The amount of total (gains) or losses included in earnings for the period attributable to the change in unrealized gains or losses relating to financial instruments still held at the reporting date	$2,464	$(960)	$1,504	$2,634	$(600)	$2,034

Note 19 — Derivative Instruments and Hedging Activities
     The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Forward purchase contracts on precious metal commodities are entered into to manage the price risk associated with volatile commodity prices. The Company’s forward sales contracts with PGM substrate processors are not subject to any hedge designation as they are considered within the normal sales exemption provided by SFAS 133. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings.

		Asset		Liability
		Derivatives		Derivatives
		Fair Value	Fair Value at	Fair Value	Fair Value at
Derivatives designated as hedging	Balance Sheet	at June 30,	December 31,	at June 30,	December 31,
instruments under SFAS No. 133	Location	2009	2008	2009	2008
Commodity purchase contracts	Other Current Liabilities	—	—	$683	$1,973

Interest Rate Swap	Other Non-current Liabilities	—	—	$1,008	$1,028
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

	Amount of (Loss)		Location of (Loss)	Amount of (Loss)
	Recognized in		Recognized in Income on	Recognized in Income on
	OCI on Derivatives		Derivatives (Ineffective	Derivatives(Ineffective
	(Effective Portion)		Portion)	Portion)
	Three Months ended			Three Months ended
Derivatives designated as Cash Flow	June 30			June 30
hedging instruments under SFAS No. 133	2009	2008		2009	2008
Interest Rate Swap	$(3)	$328	Interest expense	$(37)	$—

	Six Months ended			Six Months ended
	June 30			June 30
	2009	2008		2009	2008
Interest Rate Swap	$(6)	$(57)	Interest expense	$(92)	$—

     Fair Value Hedges
     The Company purchases and holds forward purchase contracts on precious metals to reduce its exposure to significant changes in commodity prices and the market value of its inventory. For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as offsetting the loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item (i.e., in “operating expenses” when the hedged item is inventory). The following tables present the impact of derivative instruments designated as fair value hedges and their location within the unaudited Consolidated Statements of Operations:

	Location of gain or	Amount of gain or (loss)
Derivatives designated as Fair Value hedging	(loss) recognized in	recognized in income on
instruments under SFAS No. 133	income of derivative	derivative
		Three Months Ended
		June 30,	June 30,
		2009	2008
Commodity purchase contracts	Operating expenses	$262	$(23)

		Six Months Ended
		June 30,	June 30,
		2009	2008
Commodity purchase contracts	Operating expenses	$779	$(83)

The Company does not have any derivative instruments that contain credit-risk-related contingent features.
Note 20 — Subsequent Events
     In connection with the second tranche of the exchanges under the Convertible Note Exchange Agreements, the Company and the participating investors agreed to a true-up of the shares based on the Company’s stock price during the thirty-five (35) day trading period (a “Trading Period”) following the second closing date. The Trading Period was divided into two consecutive smaller periods of fifteen (15) and twenty (20) trading days (each- a “Pricing Period”). Within one (1) business day following the end of each Pricing Period (a “Delivery Date”), the Company agreed to deliver to the investors that number of additional shares of common stock such that the aggregate number of shares delivered on such Delivery Date and the preceding Delivery Date (if any) during that Trading Period, is no less than (i) 61% of the face amount of Convertible Notes exchanged divided by (ii) the simple average of the volume weighted average price (“VWAP”) for the number of trading days of such Pricing Period. If, after giving effect to the shares delivered on the final Delivery Date for the Trading Period for the second tranche, the aggregate number of shares of common stock delivered by the Company to the investors pursuant to the Exchange Agreements were to exceed (i) 63% of the face amount of Convertible Notes exchanged divided by (ii) the simple average of the VWAP of the Company’s common stock for such Trading Period, then the investors agreed to surrender to the Company, within three (3) trading days after such final Delivery Date, that principal amount of Convertible Notes such that the aggregate number of shares delivered by the Company to the participating investors pursuant to the second tranche would equal (i) 63% of the face amount of Convertible Notes exchanged in the second tranche divided by (ii) the simple average of the VWAP of the Company’s common stock for such thirty-five (35) trading day period. On July 27, 2009, the Company was able to retire an additional $3,315 in convertible note principal based on the VWAP of the Company’s common stock for the described Trading Period. No additional shares were issued.
     On July 27, 2009, the Company entered into a Tenth Amendment (the “Tenth Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of July 3, 2007 (the “Loan Agreement”), by and among the Company and certain of its subsidiaries as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto. Among other things, the Tenth Amendment provides for a reduction in the maximum amount available under the Loan Agreement’s revolving credit facility to $30,000, subject to a borrowing base, with an initial reserve of $20,000. Interest rates are unchanged. The Tenth Amendment resets the Company’s minimum “EBITDA” covenant, deletes its minimum fixed charge coverage ratio covenant, establishes a new maximum leverage ratio covenant, and permits the payments under the Financing Agreement described in the paragraph below. The remaining material terms of the Loan Agreement remain unchanged by the Tenth Amendment.
     On July 27, 2009, the Company entered into Amendment No. 8 (“Amendment No. 8”) to the Financing Agreement, dated as of July 3, 2007 (the “ Financing Agreement”), by and among the Company as borrower, certain of its subsidiaries as guarantors, and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto. Amendment No. 8 provides for a payment of $5,000 on the outstanding term debt under the Financing Agreement at closing that had previously been due on August 12, 2009, and permits additional principal payments from the net proceeds of (i) federal tax refunds and net operating loss carrybacks (exclusive of a $2,700 payment already made) and (ii) offerings of the Company’s stock, if any, in an aggregate amount of at least $12,300. Failure to deliver net offering proceeds of at least $10,000 by August 31, 2009 will cause the Company’s interest rate to increase by 2% until they are paid and failure to deliver such proceeds by November 30, 2009 will be regarded as a covenant default with the interest increase becoming permanent. Interest rates are otherwise unchanged. The Company would retain the next $6,750 of net proceeds from an offering, if any; the Company and Ableco would evenly divide the next $950 of net proceeds; and any net proceeds thereafter would be allocated to the Company’s senior secured lenders as provided under the original terms of the Finance Agreement and the Loan Agreement described above. No other principal payments are scheduled prior to maturity. Interest rates are otherwise unchanged. Amendment No. 8 also resets the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum “EBITDA” and minimum “Working Assets” covenants and adds a monthly minimum EBITDA requirement. The remaining material terms of the Financing Agreement remain unchanged by Amendment No. 8.

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
     At December 31, 2008, the Company performed its annual testing for impairment of goodwill. As part of its assessment of the recovery of goodwill, the Company conducted an extensive valuation analysis using an income approach based upon a five-year financial projection that took into consideration the current weak economic conditions with modest recovery occurring in the second half of 2009. The impairment analysis indicated that impairment existed at four reporting units and the Company recorded a goodwill impairment charge of $36.3 million for the year ending December 31, 2008. At June 30, 2009, the financial markets and industry in which the Company operates have shown modest improvement from the conditions that existed at December 31, 2008. Additionally, the Company has experienced an increase in the price of its common stock and its total market capitalization value. At June 30, 2009, the Company’s market capitalization value exceeded the value of its reported net equity by $67.3 million. At June 30, 2009, we annualized actual year to date results of the reporting units and compared them to the forecast used in our impairment analysis. No material differences were observed. If cash flows of our reporting units were to decrease by 10% for the next fiscal quarter, we would not have additional goodwill impairment charges in any of our reporting units. As such, management believes a triggering event has not occurred and an impairment analysis at June 30, 2009 has not been performed.
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
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At June 30, 2009, no adjustments were made to the estimated lives of finite-lived assets.
Financial Instrument Liabilities:
     The Company records a liability for the anticipated payments expected to be made under the make-whole agreement entered into in connection with the Pittsburgh acquisition. The agreement provides reimbursement to the seller for any shortfall in selling price below an agreed upon price ($5.50 per share as of June 30, 2009). In calculating the liability for the remaining unsold shares as of the balance sheet date, the Company assumes the future sale of stock by the sellers will be made within a probability-weighted price range based upon recent sale prices of the Company’s common stock. The probability weighting produces an anticipated average selling price of $3.74 per share on the remaining unsold shares. If the anticipated average selling price were reduced by $.25 per share, the increase in liability would have been approximately $149,000.
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
Stock-based Compensation:
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably on a straight-line basis over the option vesting period. The Black-Scholes option-pricing model requires various judgmental assumptions including expected volatility, forfeiture rates, and expected option life. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future
Revenue Recognition
     Revenue from product sales is recognized based on free on board (“FOB”) terms which generally is when title transfers and the risks and rewards of ownership have passed to customers. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. Historically, there have been very few sales returns and adjustments in excess of reserves for such instances that would impact the ultimate collection of revenues: therefore, no material provisions have been made when a sale is recognized.
Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $1.5 million and $1.9 million at June 30, 2009 and December 31, 2008, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication and Recycling segment:

	Revenues
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008			June 30, 2009			June 30, 2008
	($, pounds and tons in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	73.7	$15,118	24.3	146.4	$82,144	27.8	140.8	$31,998	27.7	231.5	$114,138	24.5
Non-ferrous metals (lbs.)	20,364	16,838	27.0	35,938	50,825	17.2	41,008	30,957	26.8	69,411	97,190	20.9

	Revenues
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008			June 30, 2009			June 30, 2008
	($, pounds and tons in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Platinum group metals (lbs.)	461	12,365	19.8	2,620	132,320	44.9	898	19,951	17.2	4,088	197,450	42.4

Total Scrap Metal Recycling		44,321	71.1		265,289	89.9		82,906	71.7		408,778	87.8

Lead Fabrication (lbs.)	19,080	18,027	28.9	14,265	24,648	8.4	34,601	32,726	28.3	29,484	51,707	11.1
Other		—	—		5,125	1.7		—	—		5,125	1.1

Total Revenue		$62,348	100.0		$295,062	100.0		$115,632	100.0		$465,610	100.0

     The following table sets forth information regarding average Metalico selling prices for the past six quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average	Average
	Ferrous	Non-Ferrous	PGM	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb	Price per lb.
June 30, 2009	$205	$0.83	$24.77	$0.94
March 31, 2009	$252	$0.68	$17.38	$0.95
December 31, 2008	$329	$1.11	$20.92	$1.34
September 30, 2008	$536	$1.36	$39.32	$1.53
June 30, 2008	$555	$1.41	$50.51	$1.73
March 31, 2008	$376	$1.39	$44.35	$1.78
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Consolidated net sales decreased by $232.8 million, or 78.9%, to $62.3 million for the three months ended June 30, 2009 compared to consolidated net sales of $295.1 million for the three months ended June 30, 2008. Acquisitions added $1.6 million to consolidated net sales. Excluding acquisitions, the decrease in consolidated net sales is due to lower selling volumes amounting to $172.7 million and decreases in average metal selling prices representing $61.7 million. The reduction in selling volumes and pricing is reflective of the global economic downturn which accelerated in the fall of 2008.
Scrap Metal Recycling
Ferrous Sales
     Ferrous revenues decreased by $67.0 million, or 81.6%, to $15.1 million for the three months ended June 30, 2009, compared to $82.1 million for the three months ended June 30, 2008. Acquisitions added $946,000 to ferrous sales. Excluding acquisitions, the decrease in ferrous revenues was attributable to 77,900 fewer tons of volume sold, or 53.2%, amounting to $43.7 million and a decrease in average selling prices totaling $24.3 million. The average selling price for ferrous products was approximately $205 per ton for the three months ended June 30, 2009 compared to $555 per ton for the three months ended June 30, 2008.
Non-Ferrous Sales
     Non-ferrous sales decreased by $34.0 million, or 66.9%, to $16.8 million for the three months ended June 30, 2009, compared to $50.8 million for the three months ended June 30, 2008. Acquisitions added $647,000 to non-ferrous sales. Excluding acquisitions, non-ferrous sales decreased due to lower sales volumes amounting to $23.2 million and lower average selling prices totaling $11.4 million. The average selling price for non-ferrous products was approximately $.83 per pound for the three months ended June 30, 2009 compared to $1.41 per pound for the three months ended June 30, 2008, a decrease of approximately 41.1%.
Platinum Group Metals
     Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals, platinum, palladium, and rhodium. PGM sales decreased $119.9 million, or 90.6%, to $12.4 million for the three months ended June 30, 2009, compared to $132.3 million for the three months ended June 30, 2008. The decrease in PGM sales was due to lower sales volumes amounting to $109.0 million and lower selling prices totaling $10.9 million both resulting from the decline in global auto automobile manufacturing. The average selling price for PGM material was approximately $24.77 per pound for the three months ended June 30, 2009 compared to $50.51 per pound for the three months ended June 30, 2008, a decrease of approximately 51.0%. Total PGM sales volumes amounted 461,000 pounds for the three months ended June 30, 2009, compared to 2.6 million pounds for the three months ended June 30, 2008.
Lead Fabrication
     Lead fabrication revenues decreased by $6.6 million, or 26.8%, to $18.0 million for the three months ended June 30, 2009 compared to $24.6 million for the three months ended June 30, 2008. The decrease was attributable to lower average selling prices of approximately $15.0 million offset by an increase in volume sold amounting to 4.8 million pounds, or $8.4 million. The average selling price for finished lead products was $.94 per pound for the three months ended June 30, 2009 compared to $1.73 per pound for the three months ended June 30, 2008.
Operating Expenses
     Operating expenses decreased by $198.8 million, or 79.6%, to $50.9 million for the three months ended June 30, 2009 compared to $249.7 million for the three months ended June 30, 2008. Acquisitions added $1.4 million to operating expenses for the three months ending June 30, 2009. The deconsolidation of Beacon reduced operating expenses by $4.8 million. Excluding acquisitions and the deconsolidation of Beacon Holdings, LLC, operating expenses decreased by $195.4 million. The decrease in operating expenses was due to a $187.3 million decrease in the cost of purchased metals due to lower sales volumes and commodity prices and an $8.1 million decrease in other operating expenses. These operating expense changes include decreases in the following costs: wages and benefits of $3.5 million, vehicle maintenance of $1.6 million, freight costs of $1.5 million, energy costs of $645,000, production and fabricating supplies of $554,000 and other operating expenses of $301,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses decreased $6.4 million to $5.4 million, or 8.7% of revenues, for the three months ended June 30, 2009, compared to $11.8 million, or 4.0% of revenues, for the three months ended June 30, 2008. Acquisitions added $211,000 to selling, general and administrative expenses for the three months ending June 30, 2009. The deconsolidation of Beacon reduced selling, general and administrative expenses by $509,000. Excluding acquisitions and the deconsolidation of Beacon, selling, general and administrative expenses decreased by $6.1 million. The decrease in selling, general and administrative expenses include a decrease in wages and benefits of $2.7 million, a decrease in bad debt expense of $1.8 million due to lower receivable balances, professional and consulting expenses of $432,000, travel expenses of $160,000, advertising and promotional expenses of $125,000 and other selling general and administrative expenses totaling $825,000.
Depreciation and Amortization
     Depreciation and amortization expenses decreased by $187,000 to $3.3 million, or 5.3% of revenues, for the three months ended June 30, 2009 compared to $3.5 million, or 1.2% of revenues for the three months ended June 30, 2008. Acquisitions added $375,000 to depreciation and amortization expense for the three months ended June 30, 2009. The deconsolidation of Beacon reduced depreciation and amortization expense by $184,000. Excluding acquisitions and the deconsolidation of Beacon, depreciation expense remained relatively unchanged.
Operating Income
     Operating income for the three months ended June 30, 2009 decreased by $27.3 million or 90.7% to $2.8 million compared to $30.1 million for three months ended June 30, 2008 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $4.4 million for the three months ended June 30, 2009 compared to $4.2 million for the three months ended June 30, 2008. The $185,000 increase in interest expense was primarily attributable to $465,000 in interest on the Company’s 7% convertible notes issued in May 2008 which were not outstanding in the month of April of prior year period and $236,000 in interest on the Ableco term notes resulting from an increase in the effective rate from 11% to 14.0%. These increases were partially offset by a reduction of interest expense paid on the Company’s senior secured credit facility due to lower outstanding balances.

     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders’ base rate plus a margin. The average interest rate on this credit facility was 7.26% on an average outstanding daily balance of $1.5 million for the three month period ended June 30, 2009 as compared to 5.47% on an average outstanding daily balance of $44.8 million for the three month period ended June 30, 2008.
     Term notes payable under the Financing Agreement with Ableco Finance, LLC, bear interest at the lenders’ base rate plus a margin with a minimum of 11% increased to 14% February 27, 2009 effective with the amendment described in Note 9 of the financial statements. The average interest rate on this credit facility was 14.00% on an average outstanding daily balance of $59.5 million for the three month period ended June 30, 2009 as compared to 11.00% on an average outstanding daily balance of $67.2 million for the three month period ended June 30, 2008.
     Other expense for the three months ended June 30, 2009 also includes $287,000 for our 33.3% share of Beacon Energy’s loss for the period. Beacon was included in consolidated results for the three months ended June 30, 2008 due to our percentage share of ownership in that period.
     Other expense for the three months ended June 30, 2009, also includes $2.6 million to adjust the Put Warrant liability offset by $961,000 to adjust the make-whole agreement to their respective fair values in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The warrants were issued in connection with common stock offering in April 2008 and the $100 million convertible note offering in May 2008. The obligation for make-whole agreements was issued in connection with the Pittsburgh acquisition on May 1, 2008. The three months ended June 30, 2008, includes $7.8 million of expense to adjust the put warrant liability to fair value.
     As described in Note 9 of the accompanying financial statements, the Company recorded a $5.0 million gain for the three months ended June 30, 2009, on the Convertible Note exchange entered into with certain holders of the Company’s 7% convertible notes in accordance with APB Number 26.
Income Taxes
     For the three months ended June 30, 2009, the Company recognized income tax expense of $563,000, resulting in an effective tax rate of 34%. For the three months ended June 30, 2008, the Company recognized income tax expense of $9.9 million, resulting in an effective rate of 54%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Although we reported pre-tax income in the current fiscal quarter, which is largely attributable to certain extinguishment gains, we are currently projecting pre-tax losses for the year in its entirety. Our quarterly effective tax rate of 34% gives effect to our current projected annual benefit rate of 27% and is lower than the effective tax rate in the prior fiscal quarter due to the recognition of additional valuation allowances that are reflected in our projected benefit rate for the current year. Our effective tax rate is also influenced by permanent differences between income for tax purposes and income for book purposes such as fair value adjustments to financial instruments, stock based compensation and amortization of intangibles.
Noncontrolling interest
     The noncontrolling interest in losses of consolidated subsidiaries for the three months ended June 30, 2009 and 2008 includes $4,000 and $65,000 respectively, representing 50% of the net loss of a joint venture operation acquired with the Totalcat acquisition in July of 2007. The three months ended June 30, 2008 also includes $187,000 representing 47% of the net loss of Beacon.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of Gulf Coast Recycling, Inc., a secondary lead smelting operation based in Tampa, Florida. The three months ended June 30, 2009 include $21,000 in income from refunded legal fees and $8,000 in income from the amortization of a non-compete covenant ($28,000 net of income taxes). The three months ended June, 2008 include $564,000 ($355,000 net of income taxes) for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle. The three months ended June 30, 2009 and 2008 include $4,000 net of income taxes and $47,000 ($30,000 net of income taxes) respectively for ongoing monitoring and maintenance of this site.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Consolidated net revenues decreased by $350.0 million, or 75.2%, to $115.6 million for the six months ended June 30, 2009 compared to consolidated net revenues of $465.6 million for the six months ended June 30, 2008. Acquisitions added $12.6 million to consolidated net revenues. Excluding acquisitions, the Company reported a $362.6 million decrease in consolidated net revenues due to lower selling volumes amounting to $261.9 million and decreases in average metal selling prices representing $100.7 million.
Scrap Metal Recycling
Ferrous Revenues
     Ferrous revenues decreased by $82.1 million, or 72.0%, to $32.0 million for the six months ended June 30, 2009, compared to $114.1 million for the six months ended June 30, 2008. Acquisitions added $9.6 to ferrous revenues. Excluding acquisitions, the remaining $91.7 million decrease in ferrous revenues was attributable to lower average selling prices amounting to $26.6 million and 132,000 fewer tons sold totaling $65.1 million. The average selling price for ferrous products was approximately $227 per ton for the six months ended June 30, 2009 compared to $493 per ton for the six months ended June 30, 2008.
Non-Ferrous Revenues
     Non-ferrous revenues decreased by $66.2 million, or 68.1%, to $31.0 million for the six months ended June 30, 2009, compared to $97.2 million for the six months ended June 30, 2008. Acquisitions added $3.0 million to nonferrous revenues. Excluding acquisitions, non-ferrous revenues decreased $69.2 million due to lower selling volumes amounting to $46.4 million and lower average selling prices totaling $22.8 million. The average selling price for non-ferrous products was $.75 per pound for the six months ended June 30, 2009 compared to $1.40 per pound for the six months ended June 30, 2008 a decrease of approximately 46.4%.
Platinum Group Metals
     Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals, platinum, palladium, and rhodium. PGM sales decreased $177.5 million, or 89.9%, to $20.0 million for the six months ended June 30, 2009, compared to $197.5 million for the six months ended June 30, 2008. The decrease in PGM sales was due to lower sales volumes amounting to $154.1 million and lower selling prices totaling $23.4 million both resulting from the decline in global auto automobile manufacturing. The average selling price for PGM material was approximately $21.18 per pound for the six months ended June 30, 2009 compared to $48.30 per pound for the six months ended June 30, 2008, a decrease of approximately 56.1%. Total PGM sales volumes amounted 898,000 pounds for the six months ended June 30, 2009, compared to 4.1 million pounds for the three months ended June 30, 2008.
Lead Fabrication
     Lead fabrication revenues decreased by $19.0 million, or 36.8%, to $32.7 million for the six months ended June 30, 2009 compared to $51.7 million for the six months ended June 30, 2008. The decrease was attributable to lower average selling prices amounting to $27.8 million offset by a $8.8 million increase in volume sold amounting to 5.1 million pounds, or 17.4%. The average selling price for finished lead products was approximately $.95 per pound for the six months ended June 30, 2009 compared to $1.75 per pound for the six months ended June 30, 2008.
Operating Expenses
     Operating expenses decreased by $303.5 million, or 76.3%, to $94.4 million for the six months ended June 30, 2009 compared to $397.9 million for the six months ended June 30, 2008. Acquisitions added $9.7 million to operating expenses. The deconsolidation of Beacon reduced operating expenses by $4.7 million. Excluding acquisitions and the deconsolidation of Beacon, operating expenses decreased by $308.5 million due to a $295.7 million decrease in the cost of purchased metals and a $12.8 million decrease in other operating expenses. These operating expense decreases include decreases in the following costs: wages and benefits of $5.8 million, vehicle maintenance of $2.5 million, freight charges of $2.4 million, energy costs of $1.0 million, production and fabricating supplies of $818,000 and $300,000 in other operating expenses.
Selling, General, and Administrative
     Selling, general, and administrative expenses decreased $7.3 million to $11.7 million, or 10.1% of revenues, for the six months ended June 30, 2009, compared to $19.0 million, or 4.1% of revenues, for the six months ended June 30, 2008. Acquisitions added $837,000 to selling, general, and administrative expenses. The deconsolidation of Beacon reduced selling, general and administrative expenses by $906,000. Excluding acquisitions and the deconsolidation of Beacon, selling, general and administrative expenses increased $7.2 million with decreases in the following expense: wages and benefits of $3.0 million, a decrease in bad debt expense of $1.9 million due to lower receivable balances, professional and consulting expenses of $471,000, advertising and promotional costs of $266,000, travel costs of $235,000, insurance costs of $184,000 and $1.1 million in other selling, general and administrative costs.
Depreciation and Amortization
     Depreciation and amortization expense increased by $1.1 million to $6.6 million, for the six months ended June 30, 2009 compared to $5.5 million for the six months ended June 30, 2008. Acquisitions added $1.0 million to depreciation and amortization expense for the six months ended June 30, 2009. The deconsolidation of Beacon reduced depreciation and amortization expense by $184,000. Excluding acquisitions and the deconsolidation of Beacon, depreciation expense remained relatively unchanged.
Operating Income
     Operating income for six months ended June 30, 2009 decreased by $40.2 million or 93.1% to $3.0 million for the six months ended June 30, 2008 compared to $43.2 million for six months ended June 30, 2008 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $9.1 million for the six months ended June 30, 2009 compared to $7.4 million for the six months ended June 30, 2008. The $1.7 million increase in interest expense was primarily attributable to $2.2 million in interest on the Company’s 7% convertible notes issued in May 2008 which were not outstanding in the first four months of the prior year period. These increases were partially offset by a reduction of interest expense paid on the Company’s senior secured credit facility due to lower outstanding balances.
     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lender’s base rate plus a margin. The average interest rate on this credit facility was 5.20% on an average balance of $4.6 million for the six month period ended June 30, 2009 as compared to 5.69% on an average balance of $48.4 million for the six month period ended June 30, 2008.
     Term notes payable under the Financing Agreement with Ableco Finance, LLC, bear interest at the lenders base rate plus a margin with a minimum of 11% increased to 14% February 27, 2009 effective with the amendment described in Note 9 of the financial statements. The average interest rate on this credit facility was 13.0% on an average daily balance of $62.4 million for the six month period ended June 30, 2009 as compared to an average interest rate of 11.00% on an average outstanding daily balance of $60.6 million for the six month period ended June 30, 2008.
     Other expense for the six months ended June 30, 2009 also includes $733,000 for our share of Beacon’s loss for the period. Beacon was included in consolidated results for the six months ended June 30, 2008 due to our percentage share of ownership in that period.
     Other expense for the six months ended June 30, 2009, also includes $2.6 million to adjust the Put Warrant liability offset by $600,000 to adjust the make-whole agreement to their respective fair values in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The warrants were issued in connection with common stock offering in April 2008 and the $100 million convertible note offering in May 2008. The obligation for make-whole agreements was issued in connection with the Pittsburgh acquisition on May 1,

2008. The six months ending June 30, 2008, includes $7.8 million of expense to adjust the put warrant liability to fair value.
     As described in Note 9 of the accompanying financial statements, the Company recorded a $5.0 million gain for the six months ended June 30, 2009, on the Convertible Note exchange entered into with certain holders of the Company’s 7% convertible notes in accordance with APB Number 26.
Income Taxes
     For the six months ended June 30, 2009, the Company recognized an income tax benefit of $1.0 million, resulting in an effective tax benefit rate of 27%. For the six months ended June 30, 2008, the Company recognized income tax expense of $13.6 million, resulting in an effective tax rate of 48%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective tax benefit rate of 27% for the six months ended June 30, 2009 gives effect to our current projected annual benefit rate of 27% and is lower than the effective tax rate in the prior fiscal year to date period due to the recognition of additional valuation allowances that are reflected in our projected benefit rate for the current year. Our recognition of the income tax benefit during the six months ended June 30, 2009 assumes the carry back of our projected net operating losses for our year ending December 31, 2009 to prior years for purposes of ultimately recognizing refundable income taxes. Our effective tax rate is also influenced by permanent differences between income for tax purposes and income for book purposes such as fair value adjustments to financial instruments, stock based compensation and amortization of intangibles.
Noncontrolling interest
     The noncontrolling interest in losses of consolidated subsidiaries for the six months ended June 30, 2009 and 2008 includes $5,000 and $66,000 respectively, representing 50% of the net loss of a joint venture operation acquired with the Totalcat acquisition in July of 2007. The six months ended June 30, 2008 also includes $344,000 representing 47% of the net loss of Beacon Energy Corp.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary, until then a secondary lead smelting operation based in Tampa, Florida. The six months ended June 30, 2009 and 2008 include a gain of $291,000 ($190,000 net of income taxes) and a loss of $880,000 ($554,000 net of income taxes), respectively, for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant amounting to $12,000 ($8,000 net of income taxes) for the six months ending June 30, 2009 compared to $374,000 ($236,000 net of income taxes) for the six months ended June 30, 2008. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the six months ended June 30, 2009, we used $7.6 million for operating activities compared to $37.6 million in operating cash used for the six months ended June 30, 2008. For the six months ended June 30, 2009, the Company’s net loss of $2.5 million, the gain on the convertible note exchange of $5.0 million and $10.0 million change in working capital components was offset by non-cash items of depreciation and amortization of $7.3 million and other non-cash items of $2.6 million. The $10.0 million change in working capital components include an increase in accounts receivable of $5.9 million an increase in inventories of $4.0 million and a decrease in accounts payable, accrued expenses and income taxes payable of $7.6 million. These items were offset by a $7.5 million decrease in prepaid expenses and other current assets. For the six months ended June 30, 2008, operating cash was produced by net income of $14.2 million, non-cash items of depreciation and amortization of $5.7 million, a $7.8 million adjustment to the fair value of put warrants liability, $3.0 million for reserves for bad debts and vendor advances and other non-cash items of $1.7 million which were offset by a $70.0 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $50.8 million due to higher sales, a $24.6 million increase in inventory balances, an increase in vendor advances of $9.0 million, a decrease in prepaid items of $640,000 and a decrease in accounts payable, accrued expenses and income taxes payable of $13.8 million.
     We used $1.3 million in net cash for investing activities for the six months ended June 30, 2009 compared to using net cash of $112.2 million in net cash for investing activities for the six months ended June 30, 2008. During the six months ended June 30, 2009, we purchased $1.1 million in equipment and capital improvements and incurred changes in other assets of $3,000. These items were offset by $69,000 in proceeds from the sale of equipment. During the six months ended June 30, 2008, we paid $107.0 million in cash to acquire businesses, $9.5 million to purchase equipment and capital improvements, incurred a $4.4 million change to other assets and invested $600,000 in biofuel related projects. These uses were offset by a $9.2 million reduction in restricted cash and we received $100,000 for the sale of equipment.
     During the six months ended June 30, 2009, we used $23.6 million of net cash for financing activities compared to $155.1 million of net cash generated during the six months ended June 30, 2008. For the six months ended June 30, 2009 we repaid $22.7 million of debt and paid $941,000 in debt issue costs related to amendments made to existing credit agreements. These amounts were offset by $11,000 in proceeds received on exercised options and warrants. For the six months ended June 30, 2008, we generated $129.9 million from new borrowings primarily the issuance of $100.0 million in 7% convertible notes, $28.5 million from the sale of common stock and $346,000 in proceeds from the exercise of common stock options. Total debt repayments totaled $3.8 million and we paid $5.5 million in debt issue costs related to the $100.0 million convertible note offering. Our former Beacon Energy subsidiary received $3.9 million for the sale of their common stock and also received $1.7 million from the sale of convertible notes.
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
     On July 27, 2009, we entered into a Tenth Amendment (the “Tenth Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of July 3, 2007 (the “Loan Agreement”), by and among the Company and certain of its subsidiaries as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto. Among other things, the Tenth Amendment provides for a reduction in the maximum amount available under the Loan Agreement’s revolving credit facility to $30.0 million, subject to a borrowing base, with an initial reserve of $20.0 million. Interest rates are unchanged. The Tenth Amendment resets the Company’s minimum “EBITDA” covenant, deletes its minimum fixed charge coverage ratio covenant, establishes a new maximum leverage ratio covenant, and permits the payments under the Financing Agreement described below. The remaining material terms of the Loan Agreement remain unchanged by the Tenth Amendment.
     As of June 30, 2009, we had approximately $22.8 million of borrowing availability under the Loan Agreement.
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
     On July 3, 2007, we entered into a financing agreement (the “Financing Agreement”) with Ableco Finance, LLC (“Ableco”) for two term loans in the respective amounts of $32.0 million and $18.0 million, both maturing in six years. On January 25, 2008, we entered into an amendment to the Financing Agreement providing for an additional term loan in the amount of $17.1 million, also maturing in six years. Obligations under the agreement are guaranteed by certain of the Company’s subsidiaries. Interest on the term loans was adjusted under the Seventh Amendment to the Financing Agreement to (i) (A) the greater of 7.5% per annum and the “Reference Rate” (a rate determined by reference to the prime rate) plus (B) 6.5% or (ii) at the Company’s election, (A) the greater of 4.5% per annum and the current LIBOR rate plus (B) 9.5% (an effective rate of 14.0% as of June, 2009.). Pursuant to the Financing Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc.
     On July 27, 2009, we entered into Amendment No. 8 (“Amendment No. 8”) to the Financing Agreement, dated as of July 3, 2007 (the “Financing Agreement”), by and among the Company as borrower, certain of its subsidiaries as guarantors, and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto. The Ableco Amendment provides for a payment of $5.0 million on the outstanding term debt under the Financing Agreement at closing that had previously been due on August 12, 2009, and permits additional principal payments from the net proceeds of (i) federal tax refunds and net operating loss carrybacks (exclusive of a $2.7 million payment already made) and (ii) offerings of the Company’s stock, if any, in an aggregate amount of at least $12.3 million. Failure to deliver net offering proceeds of at least $10.0 million by August 31, 2009 will cause the Company’s interest rate to increase by 2% until they are paid and failure to deliver such proceeds by November 30, 2009 will be regarded as a covenant default with the interest increase becoming permanent. Interest rates are otherwise unchanged. The Company would retain the next $6.8 million of net proceeds from an offering, if any; the Company and Ableco would evenly divide the next $950,000 of net proceeds; and any net proceeds thereafter would be allocated to the Company’s senior secured lenders as provided under the original terms of the Finance Agreement and the Loan Agreement described above. No other principal payments are scheduled prior to maturity. Interest rates are otherwise unchanged. Amendment No. 8 also resets the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum “EBITDA” and minimum “Working Assets” covenants and adds a monthly minimum EBITDA requirement. The remaining material terms of the Financing Agreement remain unchanged by Amendment No. 8.
Future Capital Requirements
     As of June 30, 2009, we had $30.6 million in cash and cash equivalents, availability under the Loan Agreement of $22.8 million and total working capital of $55.9 million. As of June 30, 2009, our current liabilities totaled $49.0 million. We expect to fund our current working capital needs, interest payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Loan Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for working capital, to restructure current debt and for possible acquisitions.
     Deteriorating general economic conditions have resulted in the Company curtailing capital and operating expenditures, restricting acquisitions and reassessing working capital requirements. In an effort to preserve working capital resources, the Company has reduced its workforce to compensate for lower operating activity, implemented Company-wide wage reductions and reduced other employee benefit programs, concentrated on efficient inventory management, tightened customer credit terms and pursued more aggressive collection efforts.
     The Company has historically entered into negotiations with its current lenders when it was reasonably concerned about potential breaches and prior to the occurrences of covenant defaults. The Company has renegotiated principal payments, interest expense and fees as well as the requisite performance levels under the covenants. A breach of any of the covenants contained in the lending agreements could result in default under such agreements. In the event of a default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require the Company to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts borrowed by the Company, together with accrued interest, to be due and payable. In the event that this occurs, the Company may be unable to repay all such accelerated indebtedness, which could have a material adverse impact on its financial position and operating performance.
     If necessary, the Company could use its existing cash balances or attempt to access equity and debt markets or to obtain new financing arrangements with new lenders as alternative funding sources to restructure current debt. Any issuance of new equity could dilute current shareholders. Any new debt financing could be on terms less favorable than those of the Company’s existing financing. Decisions by lenders and investors to enter into such transactions with the Company would depend upon a number of factors, such as the Company’s historical and projected financial performance, compliance with the terms of its current or future credit agreements, industry and market trends, internal policies of prospective lenders and investors, and the availability of capital. No assurance can be had that the Company would be successful in obtaining funds from alternative sources.
Off-Balance Sheet Arrangements
     Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.
Beacon Energy Investment
     As of June 30, 2009, the Company owned 33.3% of the outstanding stock of Beacon Energy Holdings, Inc. (“Beacon”) and records its investment in Beacon under the equity method. The Company has invested $5.0 million in Beacon as of June 30, 2009. The consolidated statements of operations for the three and six months ended June 30, 2008 includes Beacon as a consolidated entity. As of June 30, 2009 the carrying value of the investment in Beacon Energy was $2.9 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial risk resulting from fluctuations in interest rates, commodity prices and the market price of our common stock. We seek to minimize these risks through regular operating and financing activities. However, from time to time, we may use derivative financial instruments when management feels such hedging activities are beneficial to reducing risk of fluctuating interest rates and commodity prices.
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2009, $57.2 million of our outstanding debt consisted of variable rate borrowings pursuant to a Financing Agreement with Ableco Finance, LLC. Borrowings under these credit facilities bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. The financing agreement with Ableco provided for a minimum interest rate of 14.0% on the outstanding balances effective with the amendment to the agreement with Ableco dated February 27, 2009. Increases in either the prime rate or LIBOR may increase interest expense. We have entered into an interest rate swap contract which would mitigate our exposure to fluctuations in the interest rate on up to $20 million of the Wells Fargo Foothill revolving facility portion of our indebtedness. Due to the minimal outstanding balances outstanding on the credit facility with Wells Fargo Foothill during the three and six months ended June 30, 2009, the interest rate swap was deemed ineffective and resulted in expense of $57,000 and $92,000 for the three and six months ended June 30, 2009. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would not have an effect on interest expense on our variable borrowings due to certain minimum interest rate terms on our variable rate debt balances.

Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report filed with the Securities and Exchange Commission on Form 10-K. We attempt to mitigate this risk by seeking to turn our inventories quickly as markets allow instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which it operates, there would not be a material write-down of any of its reported inventory values.
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
Common stock market price risk
     We are exposed to risks associated with the market price of our own common stock. The liabilities associated with the put warrants and the make-whole agreement use the value of our common stock as input variables to determine the fair value of these liabilities. Fluctuations in the market price of our common stock have an inverse effect to each one of these liabilities. For example, if the price of our common stock was $1.00 higher as of June 30, 2009, the put warrant liability would increase by $963,000 but would be offset by a reduction in the make-whole liability by $598,000.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 30, 2009 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”) closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The aggregate consideration for the ACC Texas purchase included a payment for net working capital subject to post-closing adjustment, a note payable to the ACC Texas seller, shares of Metalico redeemable common stock, and annual payments to ACC Texas (the “Annual Earnout”) for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. In August of 2008 the Company made a good-faith advance to the seller against an Annual Earnout potentially payable for 2008 that otherwise would not have been due until 2009. The Company subsequently learned that certain items represented by the seller at closing to be collectible were not collectible, that other representations and warranties about the business it believes were materially inaccurate, and that, based on performance to date, the Annual Earnout for 2008 was unlikely to be earned. As a result, the Company discharged American CatCon’s general manager, who was a principal of the seller, demanded return of the good-faith advance of $1,000 and set off the unearned payment against amounts owing under the seller’s note. The seller delivered notice of acceleration of the note and demanded payment of the outstanding balance of approximately $2.6 million. The general manager, through counsel, made a wrongful termination demand for damages of approximately $325. On October 31, 2008, Metalico and American CatCon filed a petition with the American Arbitration Association against the seller, its equity holders, and its principal seeking a reduction in the purchase price pursuant to the contemplated adjustment for net working capital, payment of damages for breach of warranty and other claims, return of the unearned advance and other appropriate relief. The respondents in the arbitration filed an answer November 21, 2008 denying the Company’s claims and counterclaiming for breach of the general manager’s employment agreement and an amended answer January 8, 2009 largely asserting additional defenses. On January 28, 2009, the Company received a demand for redemption of half of the redeemable common stock, which the Company declined to honor pending the outcome of the dispute. The respondents then filed a second amended answer February 11, 2009 counterclaiming for the Company’s failure to honor the redemption demand. On June 17, 2009, ACC Texas filed a separate suit in the U.S. District Court for the Western District of Texas seeking to enforce a guaranty of the seller’s note by Metalico, Inc. outside the arbitration proceeding. The Company filed an answer informing the court of the arbitration and moved that the federal suit be dismissed or stayed pending resolution of the arbitration. The Company intends to pursue its claims in these actions and to defend vigorously all counterclaims.
Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 4. Submission of Matters to a Vote of Security Holders.
(a) The Company held its Annual Meeting of Stockholders on June 23, 2009.
(b) The following matters were voted upon at the Annual Meeting of Stockholders:

          1. Stockholders voted on the election of nominees for the Board of Directors to serve for a term expiring at the 2009 Annual Meeting. Each individual named below was re-elected to the Board. The Inspector of Elections certified the following vote tabulations:

	FOR	AGAINST	ABSTAIN
Carlos E. Agüero	30,122,590	810,017	229,574
Michael J. Drury	30,022,347	792,527	347,307
Earl B. Cornette	28,232,919	2,667,361	261,600
Bret R. Maxwell	28,540,514	2,362,915	258,451
Walter H. Barandiaran	28,546,155	2,388,051	227,675
Paul A. Garrett	30,258,369	673,786	230,026
          2. A proposal to ratify the selection of J.H. Cohn, LLP, as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by the stockholders. The Inspector of Elections certified the following vote tabulations:

FOR	AGAINST	ABSTAIN
30,666,442	325,390	170,348
          3. A proposal to approve the issuance of shares of the Company’s common stock in certain events in connection with the exchange of such stock for outstanding debt of the Company in accordance with the requirements of NYSE Amex, formerly known as the American Stock Exchange, was approved by the stockholders. The Inspector of Elections certified the following vote tabulations:

FOR	AGAINST	ABSTAIN
16,487,059	281,296	38,241
Item 6. Exhibits
     The following exhibits are filed herewith:
31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)
Date: July 28, 2009	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: July 28, 2009	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

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