Form 10-Q
period 2009-09-30
METALICO INC
filed 2009-11-05
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
YES ☐ NO ☐
Number of shares of Common stock, par value $.001, outstanding as of November 3, 2009: 46,405,891

METALICO, INC.
Form 10-Q Quarterly Report
Table of Contents

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements.	Page 1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	Page 21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	Page 34
Item 4.	Controls and Procedures.	Page 34

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings.	Page 35
Item 1A.	Risk Factors.	Page 36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	Page 36
Item 4.	Submission of Matters to a Vote of Security Holders	Page 36
Item 6.	Exhibits	Page 36
Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$12,249	$62,933
Trade receivables, less allowance for doubtful accounts 2009 $1,682; 2008 $1,896	39,283	20,503
Inventories	41,073	31,772
Prepaid expenses and other	3,526	3,413
Income taxes receivable	1,539	11,112
Deferred income taxes	2,719	3,626

Total current assets	100,389	133,359

Property and Equipment, net	73,914	80,083
Goodwill	69,301	69,451
Other Intangibles, net	41,448	43,604
Other Assets, net	12,290	13,796

	$297,342	$340,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of other long-term debt	$3,571	$30,897
Accounts payable	13,532	10,875
Accrued expenses and other liabilities	6,678	24,779

Total current liabilities	23,781	66,551

Long-Term Liabilities
Senior unsecured convertible notes payable	80,357	98,403
Other long-term debt, less current maturities	32,587	55,409
Accrued expenses and other	5,122	2,958

Total long-term liabilities	118,066	156,770

Total liabilities	141,847	223,321

Redeemable common stock	4,000	4,000

Commitments and Contingencies

Stockholders’ Equity
Capital Stock
Preferred — $.001 par value; 2009 and 2008 Authorized: 10,000,000 shares; no shares issued and outstanding	—	—
Common — $.001 par value; 2009 and 2008 Authorized: 100,000,000 shares
2009 issued and outstanding 46,402,285 shares
2008 issued and outstanding 36,428,154 shares	46	36
Additional paid-in capital	167,184	131,248
Accumulated deficit	(14,936)	(17,527)
Accumulated other comprehensive loss	(799)	(785)

Total stockholders’ equity	151,495	112,972

	$297,342	$340,293

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2009 and 2008

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)
	($ thousands, except per share data)
Revenue	$91,480	$288,043	$207,112	$753,653

Costs and expenses
Operating expenses	72,982	274,397	167,335	672,337
Selling, general, and administrative expenses	7,578	3,592	19,286	22,550
Depreciation and amortization	3,174	3,305	9,768	8,826

	83,734	281,294	196,389	703,713

Operating income	7,746	6,749	10,723	49,940

Financial and other income (expense)
Interest expense	(3,799)	(5,001)	(12,858)	(12,441)
Equity in loss of unconsolidated investee	(297)	(85)	(1,030)	(85)
Financial instruments fair value adjustment	613	8,283	(1,421)	485
Gain on debt extinguishment	3,048	—	8,072	—
Other	—	29	182	202

	(435)	3,226	(7,055)	(11,839)

Income from continuing operations before provision for income taxes	7,311	9,975	3,668	38,101
Provision for federal and state income taxes	2,254	270	1,261	13,836

Income from continuing operations	5,057	9,705	2,407	24,265
Discontinued operations, net of income taxes	(5)	(43)	177	(833)

Net income	5,052	9,662	2,584	23,432
Noncontrolling interests	2	2	7	412

Net income attributable to Company	$5,054	$9,664	$2,591	$23,844

Amounts attributable to common shareholders:
Income from continuing operations	$5,059	$9,707	$2,414	$24,677
Income (loss) from discontinued operations	(5)	(43)	177	(833)

Net income	$5,054	$9,664	$2,591	$23,844

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.12	$0.27	$0.06	$0.71
Income (loss) from discontinued operations, net	—	—	0.01	(0.02)

Net income	$0.12	$0.27	$0.07	$0.69

Diluted:
Income from continuing operations	$0.12	$0.25	$0.06	$0.68
Income (loss) from discontinued operations, net	—	—	0.01	(0.02)

Net income	$0.12	$0.25	$0.07	$0.66

Weighted Average Common Shares Outstanding:
Basic	43,534,362	36,086,982	39,445,479	34,752,321

Diluted	43,534,362	43,679,145	39,502,013	39,141,880

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008

	2009	2008
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income attributable to Company	$2,591	$23,844
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,886	9,127
Deferred income taxes	939	587
Change in doubtful accounts receivable	(103)	1,051
(Recovery) provision for loss on vendor advances	(204)	1,486
Financial instruments fair value adjustments	1,421	(485)
(Gain) loss on sale of property and equipment	(147)	437
Gain on debt extinguishment	(8,072)	—
Equity in loss of unconsolidated investee	1,030	85
Compensation expense on restricted stock, stock options and warrants issued	1,845	1,377
Excess tax benefit from stock options	—	(129)
Deferred financing costs expensed	542	—
Net loss attributable to noncontrolling interests	(7)	(412)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(18,677)	(35,282)
Inventories	(9,301)	7,511
Prepaid expenses and other	9,029	96
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	(14,620)	1,310

Net cash (used in) provided by operating activities	(22,848)	10,603

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	219	118
Purchase of property and equipment	(1,612)	(9,280)
Change in cash restricted for investment	—	1,871
Investments in unconsolidated subsidiary	—	(600)
Decrease (increase) in other assets	(29)	438
Cash paid for business acquisitions, less cash acquired	—	(107,171)

Net cash used in investing activities	(1,422)	(114,624)

Cash Flows from Financing Activities
Proceeds from sale of common stock	24,799	28,497
Proceeds from issuance of subsidiary stock	—	3,875
Repayment of borrowings under revolving lines-of-credit	—	(29,435)
Proceeds from other borrowings	45	125,267
Proceeds from borrowings of subsidiary	—	1,700
Principal payments on other borrowings	(50,193)	(6,045)
Excess tax benefit from stock-based compensation	—	129
Debt issue costs	(1,078)	(5,814)
Proceeds from issuance of common stock on exercised warrants and options	13	678

Net cash (used in) provided by financing activities	(26,414)	118,852

Net (decrease) increase in cash and cash equivalents	(50,684)	14,831
Cash and cash equivalents:
Beginning of period	62,933	3,309

Ending of period	$12,249	$18,140

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
Business
     Metalico, Inc. and subsidiaries (the “Company”) operate in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of September 30, 2009 included twenty-one scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.
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
     We evaluated subsequent events through November 3, 2009, the date of financial statement issuance.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.
     In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.

     In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification has become the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.
Note 2 — Major Customer
     Revenue for the three and nine months ended September 30, 2009 and 2008, include revenue from net sales to the following customer of our Scrap Metal Recycling segment which at times, has accounted for 10% or more of the total revenue of the Company, together with trade receivables due from such customer as of September 30, 2009 and December 31, 2008.

	Net sales to Customer
	as a percentage of Total Revenues				Trade Receivable Balance as of
	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008

Customer A	16%	27%	14%	31%	$3,168	$347
Note 3 — Inventories
     Inventories as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
Raw materials	$4,316	$5,240
Finished goods	6,582	7,909
Work-in-process	2,532	534
Ferrous scrap metal	11,131	8,241
Non-ferrous scrap metal	16,512	9,848

	$41,073	$31,772

Note 4 — Investment in Beacon Energy Holdings, Inc.
     As of September 30, 2009, the Company held a 33.1% interest in Beacon Energy Holdings, Inc. (“Beacon”) a company organized to produce and market biofuels refined from waste vegetable oil, fats, and agricultural feedstocks. Beacon currently trades on the OTC Bulletin Board. As of September 30, 2009, the Company has invested $5,000 in Beacon. The operations of Beacon through June 30, 2008 were consolidated into the operating results of the Company with an elimination of the minority interests share. Subsequent to June 30, 2008, the investment has been accounted for as an equity method investment due to a reduction in the Company’s ownership percentage resulting from additional investments made by unrelated investors into Beacon on that date. Carlos E. Agüero, Chairman, President and Chief Executive Officer of the Company, holds approximately 9.9% of the stock of Beacon and serves as the chairman of its board of directors. For the three and nine months ended September 30, 2009, the Company’s respective share in the equity of Beacon’s loss was ($297) and ($1,030) respectively, and is reflected in other income (expense). For the three and nine months ended September 30, 2008, the Company’s respective share in the equity of Beacon’s loss was ($85) and ($85) respectively. The carrying amount of the Company’s investment in Beacon as of September 30, 2009 was $2,579.
     Condensed unaudited financial information of Beacon, an unconsolidated affiliated company, accounted for by the equity method was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues	$1,963	$10,974	$4,789	$16,098
Operating loss	$(578)	$(561)	$(2,463)	$(1,361)
Net loss	$(749)	$(539)	$(2,968)	$(1,211)

Note 5 — Goodwill and Other Intangibles
     The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill is tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. The profitability of individual reporting units has suffered from downturns in customer demand and other factors which resulted from the global economic crisis, including the precipitous decline in commodity prices. Certain individual reporting units have been more impacted by these factors than the Company as a whole due to particular demand characteristics for specific commodities handled by the Company. Specifically, the decline in the automotive industry, which drives a significant portion of the demand for Platinum Group Metals (“PGMs”), had resulted in exceptional declines in PGM pricing, which impacted the fair value of the goodwill and other intangible assets recorded in the Company’s PGM reporting units during the fourth quarter of 2008. During the fourth quarter of 2008, 91% of the PGM group’s other intangible assets were written off as was 48% of its goodwill. No indicators of impairment were identified for the three and nine months ended September 30, 2009. During the three months ended September 30, 2009, the carrying amount of goodwill was reduced by $150 due to a corresponding reduction in liabilities under earnout agreements.
     The Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At September 30, 2009, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of September 30, 2009 and December 31, 2008 consisted of the following:

	Gross			Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Charges	Amount
September 30, 2009

Covenants not-to-compete	$4,310	$(2,369)	$—	$1,941
Trademarks and tradenames	6,075	—	—	6,075
Customer relationships	1,055	(1,002)	—	53
Supplier relationships	36,600	(3,688)	—	32,912
Know how	397	—	—	397
Patents and databases	94	(24)	—	70

	$48,531	$(7,083)	$—	$41,448

December 31, 2008

Covenants not-to-compete	$6,731	$(2,194)	$(2,129)	$2,408
Trademarks and tradenames	18,275	—	(12,200)	6,075
Customer relationships	2,605	(986)	(1,408)	211
Supplier relationships	44,440	(2,990)	(7,031)	34,419
Know how	397	—	—	397
Patents and databases	113	(4)	(15)	94

	$72,561	$(6,174)	$(22,783)	$43,604

     Amortization expense on finite-lived intangible assets for the three and nine months ended September 30, 2009 was $732 and $2,205, respectively. Amortization expense on finite-lived intangible assets for the three and nine months ended September 30, 2008 was $881 and $2,093, respectively. Estimated aggregate amortization expense on amortized intangible and other assets for each of the next 5 fiscal years and thereafter is as follows:

Years ending December 31,	Amount
2009	$3,025
2010	2,740
2011	2,422
2012	2,371
2013	2,647
Thereafter	23,927

$37,132

Note 6 — Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009			December 31, 2008
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental remediation costs	$96	$1,518	$1,614	$115	$1,518	$1,633
Payroll and employee benefits	2,515	—	2,515	3,572	—	3,572
Interest, bank fees and interest rate swap	1,344	1,008	2,352	1,887	1,028	2,915
Obligations under purchase commitments	—	—	—	1,973	—	1,973
Obligations under put options	—	—	—	6,481	—	6,481
Obligations under put warrants	—	2,596	2,596	—	412	412
Obligations under make-whole agreements (see Note 16)	448	—	448	3,546	—	3,546
Obligations under earnout agreements	133	—	133	5,250	—	5,250
Other	2,142	—	2,142	1,955	—	1,955

	$6,678	$5,122	$11,800	$24,779	$2,958	$27,737

Note 7 — Stock Options and Stock Based Compensation
     The total stock-based compensation expense was $667 and $583 for the three months ended September 30, 2009 and 2008, respectively, and $1,845 and $1,377 for the nine months ended September 30, 2009 and 2008, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. During the nine months ended September 30, 2009, a total of 21,726 options and 90,000 warrants with weighted average exercise prices of $.60 and $.01, respectively, were exercised with a total combined intrinsic value of $276. During the nine months ended September 30, 2008, the Company granted employees 678,000 options to purchase the Company’s common stock at an average exercise price of $13.81 per share with an average fair value of $5.48 per option and aggregate fair value of $3,714. During the nine months ended September 30, 2009, the Company granted 536,726 options to employees and consultants with an average exercise price of $3.86 per share with an average fair value of $2.32 per option and an aggregate fair value of $1,245. During the nine months ended September 30, 2008, a total of 175,675 options with a weighted average exercise price of $3.86 were exercised with a total intrinsic value of $1,533. As of September 30, 2009, total unrecognized stock-based compensation expense related to stock options was $3,772 which is expected to be recognized over the next 3 years.
     During the nine months ended September 30, 2008, the Company granted 168,500 shares of restricted common stock to Company officers and employees at an average price of $10.22 per share. The shares vest quarterly over a three-year period. As of September 30, 2009, total unrecognized stock-based compensation expense related to the unvested restricted stock granted in 2008 was $634.
Note 8 — Short and Long-Term Debt
     On July 27, 2009, the Company entered into a Tenth Amendment (the “Tenth Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of July 3, 2007 (the “Loan Agreement”), by and among the Company and certain of its subsidiaries as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto. Among other things, the Tenth Amendment provided for a reduction in the maximum amount available under the Loan Agreement’s revolving credit facility to $30,000, subject to a borrowing base, with an initial reserve of $20,000. Interest rates were unchanged. The Tenth Amendment reset the Company’s minimum “EBITDA” covenant (as defined in the Loan Agreement), deleted its minimum fixed charge coverage ratio covenant, established a new maximum leverage ratio covenant, and permitted certain payments under the Financing Agreement with Ableco Finance LLC described below. The remaining material terms of the Loan Agreement remained unchanged by the Tenth Amendment.
     On February 27, 2009, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Loan Agreement that provided for the prepayment of all outstanding term loans under the Agreement (in an aggregate amount of approximately $10,200) and the termination of the term loan facilities, and a reduction in the maximum amount available under the Loan Agreement’s revolving credit facility to $60,000 from $78,000, subject to a borrowing base. Interest on revolving loans was adjusted to (i) the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% (an effective rate of 4.50% as of September 30, 2009) or, at the Company’s election, (ii) the current LIBOR rate plus 3%. The Seventh Amendment also reset certain covenants, including the Company’s minimum “EBITDA,” minimum fixed charge coverage ratio, and maximum capital expenditure covenants, and permitted the payments under the Financing Agreement with Ableco Finance LLC described below. Interceding amendments between the Seventh and Tenth Amendments were not material.
     Listed below are the material debt covenants prescribed by the Loan Agreement as of September 30, 2009. The Company is in compliance with each covenant.
     Leverage Ratio — Leverage Ratio must not exceed covenant

Covenant	4.43:1.00
Actual	1.54:1.00
     Minimum EBITDA — Trailing nine month EBITDA must not be less than covenant

Covenant	$9,931
Actual	$21,629
     Year 2009 Capital Expenditures — Year 2009 capital expenditures must not exceed covenant

Covenant	$6,325
Actual	$1,612
     On July 27, 2009, the Company entered into Amendment No. 8 (“Amendment No. 8”) to the Financing Agreement, dated as of July 3, 2007 (the “Financing Agreement”), by and among the Company as borrower, certain of its subsidiaries as guarantors, and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto. Amendment No. 8 provided for a payment of $5,000 on the outstanding term debt under the Financing Agreement at closing that had previously been due on August 12, 2009, and permitted additional principal payments from the net proceeds of (i) federal tax refunds and net operating loss carrybacks (exclusive of a $2,700 payment already made) and (ii) offerings of the Company’s stock, if any, in an aggregate amount of at least $12,300. Interest rates were otherwise unchanged. The Company completed the stock offering on August 14, 2009, described in Note 9 below, and repaid a total of $18,820, meeting all of its obligations under Amendment No. 8. No other principal payments are scheduled prior to maturity. Amendment No. 8 also reset the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum “EBITDA” (as defined in the Financing Agreement) and minimum “Working Assets” (defined to include values for receivables, inventory, and cash and cash equivalents) covenants and added a monthly minimum EBITDA requirement. The remaining material terms of the Financing Agreement remained unchanged by Amendment No. 8.
     On February 27, 2009, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the Financing Agreement. Amendment No. 6 provided for three equal payments of $5,000 on the outstanding term debt under the Financing Agreement, including one made at closing, one made by May 13, 2009 and one to be made by August 12, 2009, respectively. Interest on the term loans was adjusted to (i) (A) the greater of 7.5% per annum and the “Reference Rate” (a rate determined by reference to the prime rate) plus (B) 6.5% or (ii) at the Company’s election, (A) the greater of 4.5% per annum and the current LIBOR rate plus (B) 9.5% (an effective rate of 14.0% as of September 30, 2009). Under certain circumstances, if the Company fails to make the second or third scheduled prepayment by the specified date, each interest rate will increase by an additional 1.0%. Amendment No. 6 also reset certain covenants, including the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum “EBITDA”, and maximum capital expenditure covenants, added a covenant requiring minimum “Working Assets” and allowed for the term loan payments under the Loan Agreement described above. An interceding amendment between Amendment No. 6 and Amendment No. 8 was not material.
     After giving effect to Amendment No. 8 and the Tenth Amendment to the Loan Agreement described above, as of September 30, 3009, the Company had outstanding indebtedness under the Financing Agreement in a principal amount of approximately $30.6 million all in term loans maturing June 30, 2013. No amounts were outstanding under the Loan Agreement.
     Listed below are the material debt covenants as prescribed by the Financing Agreement as of September 30, 2009. The Company is in compliance with each covenant.

Leverage Ratio — Leverage Ratio must not exceed covenant
Covenant	4.43:1.00
Actual	1.54:1.00

Fixed Charge Coverage Ratio — Fixed Charge Coverage Ratio must not be less than covenant
Covenant	0.31:1.00
Actual	1.17:1.00

Minimum EBITDA — Trailing Nine Month EBITDA must not be less than covenant
Covenant	$ 9,931
Actual	$21,629

Monthly Minimum EBITDA — Monthly Minimum EBITDA must not be less than covenant
Covenant	$ 250
Actual	$4,671

Year 2009 Capital Expenditures — Year 2009 capital expenditures must not exceed covenant
Covenant	$6,325
Actual	$1,612

Working Assets — Working assets must not be less than covenant
Covenant	$55,488
Actual	$92,605
     As a result of the Seventh Amendment and Amendment No. 6, $23,298 of debt was reclassified as a current liability as of December 31, 2008. As a result of the Tenth Amendment and Amendment No. 8, an additional $12,300 in principal was accelerated as of June 30, 2009. At September 30, 2009, all accelerated principal has been paid.
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
     To reduce the possibility of breaching its debt covenants, the Company has curtailed capital expenditures, reduced operating expenditures and restricted acquisitions. Additionally, the Company reduced its workforce to compensate for lower operating activity and reduced other employee benefit programs.
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
     The information in the preceding paragraphs refers to the term EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The Company uses EBITDA to determine its compliance with certain covenants under the Loan Agreement and Financing Agreement. Prior to July 27, 2009, EBITDA was defined differently in the Loan Agreement versus the Financing Agreement, limiting its usefulness as a comparative measure. EBITDA should not be considered as a measure of discretionary cash available to the Company to invest in the growth of its business. EBITDA is not a recognized term under United States GAAP, and has limitations as an analytical tool. The reader of these financial statements should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with GAAP.
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
     Aggregate annual maturities required on long-term debt as of July 27, 2009 are as follows:

Periods Ending September 30:	Amount
2010	$3,571
2011	1,084
2012	587
2013	30,750
2014	18
Thereafter	80,505

$116,515

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
     The Exchange Agreements also provided for true-up’s of additional shares to be issued or additional debt retirement based on the volume-weighted average price of the Company’s common stock during a twenty-five-day trading period following the first tranche and a thirty-five day trading period for the second tranche. The participating noteholders were also entitled to certain interim true-up’s during each trading period if the Company’s stock price declined below certain levels, which did not occur. As a result of the true-up for the first tranche, the Company retired an additional $75 in principal under the Convertible Notes, resulting in an additional $70 gain on debt extinguishment, net of unamortized discounts and deferred financing costs, and as a result of the true-up for the second tranche, the Company retired an additional $3,315 in principal under the Convertible Notes, resulting in an additional $3,048 gain on debt extinguishment, net of fees paid, unamortized discounts and deferred financing costs. No additional shares of stock were issued in connection with either tranche’s final true-up.
     The Company received no cash proceeds as a result of the exchanges of its common stock for Convertible Notes and all Convertible Notes surrendered in the exchanges were retired and cancelled.
Note 9 — Stockholders’ Equity
     On August 10, 2009, the Company entered into an Underwriting Agreement for the sale of a total of 6,000,000 shares of common stock at a price of $4.18 per share. The common stock was offered and sold pursuant to the Company’s shelf registration on Form S-3 filed with the Securities and Exchange Commission and resulted in net proceeds of approximately $24,799 after offering expenses. The Company used the proceeds to reduce debt and for general corporate purposes.
     A reconciliation of the activity in Stockholders’ Equity accounts for the nine months ended September 30, 2009 is as follows:

					Accumulated
					Other	Total
		Common	Additional		Comprehensive	Stockholders’
	Shares	Stock	Paid-in Capital	Accumulated Deficit	Loss	Equity

Balance December 31, 2008	36,428,154	$36	$131,248	$(17,527)	$(785)	$112,972
Net income	—	—	—	2,584	—	2,584
Net loss attributable to noncontrolling interest	—	—	—	7	—	7
Stock issued for cash	6,000,000	6	24,793	—	—	24,799
Stock issued for exercise of warrants and options	105,832	—	13	—	—	13
Stock issued for make-whole agreements	159,393	—	289	—	—	289
Stock issued for Convertible Note Exchange	3,708,906	4	8,996	—	—	9,000
Stock based compensation expense	—	—	1,845	—	—	1,845
Unrealized loss on interest rate swap	—	—	—	—	(14)	(14)

Balance September 30, 2009	46,402,285	$46	$167,184	$(14,936)	$(799)	$151,495

     Comprehensive income for the three and nine months ended September 30, 2009 was $5,047 and $2,577, respectively, representing net income attributable to Company of $5,054 and $2,591, respectively, plus the change in loss on interest rate swap of $7 and $14, respectively. Comprehensive income for the three and nine months ended

September 30, 2008 was $9,575 and $23,698, respectively, representing net income attributable to Company of $9,664 and $23,844, respectively, less the change in loss on interest rate swap of $89 and $146, respectively.
Note 10 — Statements of Cash Flows Information
     The following describes the Company’s noncash investing and financing activities:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Convertible notes exchanged for common stock	$18,390	$—
Issuance of common stock under make-whole agreement	289	—
Issuance of common stock for business acquisitions	—	8,306
Issuance of short and long-term debt for business acquisition	—	3,860
Note 11 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations by the weighted average common and preferred shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible notes. Following is information about the computation of the earnings per share (EPS) data for the three and nine months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009, the calculation of fully diluted (loss) earnings per share is anti-dilutive as a result of the application of the treasury stock method. The number of incremental shares would be anti-dilutive and therefore, is not presented.

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	$5,059	43,534,362	$0.12	$9,707	36,086,982	$0.27

Effect of Dilutive Securities
Common stock warrants	—	—		13	89,527
Options and rights	—	—		—	359,779
Convertible notes	—	—		1,085	7,142,857

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$5,059	43,534,362	$0.12	$10,805	43,679,145	$0.25

     The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. For the three months ended September 30, 2009, 1,424,231 warrants, 1,337,835 options and 6,066,070 shares issuable upon conversion of convertible notes with exercise prices that are greater than the average market price were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive. For the three months ended September 30, 2008, 1,419,231 warrants and 582,739 options with exercise prices that are greater than the average market price were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations available to common stockholders	$2,414	39,445,479	$0.06	$24,677	34,752,321	$0.71

Effect of Dilutive Securities
Common stock warrants	—	48,501		21	89,553
Options and rights	—	8,033		—	415,752
Convertible notes	—	—		1,808	3,884,254

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$2,414	39,502,013	$0.06	$26,506	39,141,880	$0.68

     The Company also excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. For the nine months ended September 30, 2009, 1,464,259 warrants, 1,424,231 options and 6,619,812 shares issuable upon conversion of convertible notes with exercise prices that are greater than the average market price were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2008, 937,577 warrants and 195,865 options with exercise prices that are greater than the average market price were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.
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
     In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (“TDEC”) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of September 30, 2009 and December 31, 2008, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $861 and $879, respectively. Of the $861 accrued as of September 30, 2009, approximately $65 is reported as a current liability and the remaining $796 is estimated to be incurred and paid as follows: $124 from 2010 through 2012 and $672 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.
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
     Pursuant to the sale of substantially all of the assets of GCR in May of 2006, the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has, however, retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying September 30, 2009 and December 31, 2008, balance sheets include approximately $753 and $753, respectively, applicable to GCR’s various outstanding remediation issues. Of the $753 accrued as of September 30, 2009, $31 is reported as a current liability and the remaining $722 is estimated to be incurred and paid as follows: $250 from 2010 through 2012 and $472 thereafter. The remaining $722 reported in long term liabilities represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.
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
Pending Litigation
     On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”) closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The aggregate consideration for the ACC Texas purchase included a payment for net working capital subject to post-closing adjustment, a note payable to the ACC Texas seller, shares of Metalico redeemable common stock, and annual payments to ACC Texas (the “Annual Earnout”) for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. In August of 2008 the Company made a good-faith advance to the seller against an Annual Earnout potentially payable for 2008 that otherwise would not have been due until 2009. The Company subsequently learned that certain items represented by the seller at closing to be collectible were not collectible, that other representations and warranties about the business it believes were materially inaccurate, and that, based on performance to date, the Annual Earnout for 2008 was unlikely to be earned. As a result, the Company discharged American CatCon’s general manager, who was a principal of the seller, demanded return of the good-faith advance of $1,000 and set off the unearned payment against amounts owing under the seller’s note. The seller delivered notice of acceleration of the note and demanded payment of the outstanding balance of approximately $2.6 million. The former general manager, through counsel, made a wrongful termination demand for damages of approximately $325. On October 31, 2008, Metalico and American CatCon filed a petition with the American Arbitration Association against the seller, its equity holders, and its principal seeking a reduction in the purchase price pursuant to the contemplated adjustment for net working capital, payment of damages for breach of warranty and other claims, return of the unearned advance and other appropriate relief. The respondents in the arbitration filed an answer November 21, 2008 denying the Company’s claims and counterclaiming for breach of the general manager’s employment agreement and an amended answer January 8, 2009 largely asserting additional defenses. On January 28, 2009, the Company received a demand for redemption of half of the redeemable common stock, which the Company declined to honor pending the outcome of the dispute. The respondents then filed a second amended answer February 11, 2009 counterclaiming for the Company’s failure to honor the redemption demand. On June 17, 2009, ACC Texas filed a separate suit in the U.S. District Court for the Western District of Texas seeking to enforce a guaranty of the seller’s note by Metalico, Inc. outside the arbitration proceeding. The Company filed an answer informing the court of the arbitration and moved that the federal suit be dismissed or stayed pending resolution of the arbitration. On August 6, 2009, the court granted the Company’s motion to stay the suit pending the outcome of the arbitration proceeding. The Company intends to pursue its claims in these actions and to defend vigorously all counterclaims. No amounts have been recorded for any potential losses from these proceedings as a range of reasonably possible losses cannot be estimated at this time.
     On July 12, 2006, Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., entered into an Asset Purchase Agreement with Niles Iron & Metal Company, Inc. (“NIMCO”) providing for the purchase of substantially all of the assets of NIMCO other than real property interests (the “NIMCO Asset Purchase Agreement”). Under the terms of the NIMCO Asset Purchase Agreement, either party had the right to terminate the Asset Purchase Agreement in the event that the closing of the transaction did not occur by August 31, 2006. The closing did not occur on or prior to August 31, 2006. Metalico Niles elected to terminate the agreement and delivered a written notice of termination to

NIMCO on September 5, 2006. On September 29, 2006, NIMCO filed suit against Metalico and Metalico Niles in the Court of Common Pleas of Trumbull County, Ohio, alleging among other things breach of contract by Metalico Niles and seeking specific performance. An amended complaint was filed January 8, 2007. A second amended complaint was filed in April of 2007 specifying damages of $43.5 million (the full purchase price) under a claim for a declaratory judgment that the NIMCO Asset Purchase Agreement was still in effect, a third amended complaint was filed in March of 2008 deleting the claim for specific performance, and a fourth amended complaint was filed in March of 2009 deleting the claim for a declaratory judgment and seeking damages “in excess of $25.” The Company intends to defend the suit vigorously and has counterclaimed against NIMCO for breach of contract and unjust enrichment and return of a $500 good faith deposit. No amounts have been recorded for any potential losses from this litigation as a range of reasonably possible losses cannot be estimated at this time.
Other Matters
     The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s consolidated financial position, results of operations, or cash flows.
Note 13 — Segment Reporting
     The Company had two operating segments for the three and nine months ended September 30, 2009 and 2008. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. For the nine months ended September 30, 2008, sales and operating income include operations from the Smithfield biodiesel processing facility acquired by Beacon in May 2008 through June 30, 2008 the date of deconsolidation. Listed below is financial data as of or for the three and nine months ended September 30, 2009 and 2008 for these segments:

	Scrap Metal		Corporate
	Recycling	Lead Fabrication	and Other	Consolidated
	Three months ended September 30, 2009
Revenues from external customers	$74,281	$17,199	$—	$91,480
Operating income (loss)	7,794	692	(740)	7,746

	Three months ended September 30, 2008
Revenues from external customers	$265,390	$22,653	$—	$288,043
Operating income (loss)	6,202	(1,178)	1,725	6,749

	Scrap Metal		Corporate
	Recycling	Lead Fabrication	and Other	Consolidated
	Nine months ended September 30, 2009
Revenues from external customers	$157,187	$49,925	$—	$207,112
Operating income	7,469	2,228	1,026	10,723
Total assets	231,168	39,330	26,844	297,342

	Nine months ended September 30, 2008
Revenues from external customers	$674,168	$74,361	$5,124	$753,653
Operating income (loss)	54,045	(1,928)	(2,177)	49,940
Total assets	346,143	54,543	34,297	434,983
Note 14— Income Taxes
     The Company accounts for income taxes in annual periods by applying the asset and liability approach. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Material differences between tax rates in the jurisdictions in which the Company is taxed and the effective income tax rates are attributable to fair value adjustments arising from the Company’s financial instruments that are measured at fair values for reporting purposes, share-based payment arrangements and non-deductible amortization of intangible assets. The Company’s effective income tax rates are subject to ongoing evaluation and adjustment based upon facts and circumstances surrounding our estimation of future income and expense and differences between financial statement and taxable income (loss).
     The amount of income taxes and related income tax positions taken is subject to audits by federal and state tax authorities. As of December 31, 2008, the Company’s most recently filed income tax return dates, three years of income tax returns are subject to audit by these authorities. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to Accounting Standards Codification (ASC) Topic 740 “Income Taxes” (“ASC Topic 740”) which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company’s policy is to record a liability for the difference between the benefit recognized and measured pursuant to ASC Topic 740 and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under ASC Topic 740.
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
Note 16 — Financial Instruments Liabilities
     In connection with the $100,000 of Senior Unsecured Convertible Notes issued on April 23, 2008, the Company issued 250,000 warrants for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The Company also issued 1,169,231 warrants for shares of the Company’s common stock at an exercise price of $12.65 per share with a term of six years in connection with the issuance of common stock on March 27, 2008 (collectively, “Put Warrants”). The shares underlying these put warrants have been registered with the SEC. These warrants are within the scope of ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), which requires issuers to classify as liabilities (or assets under certain circumstances) free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets. The Company determines the fair value of the put warrants using the Black-Scholes method.
     At September 30, 2009, the estimated fair value of the warrants issued in connection with the Convertible Notes was $442. The warrants are presented as a long-term liability in the accompanying consolidated balance sheets. The change in the fair market value required the Company to record adjustments in the value of the Put Warrant liability of ($76) and $372 to financial instruments fair value adjustment expense for three and nine months ended September 30, 2009, respectively.
     At September 30, 2009, the estimated fair value of the warrants related to the common stock offering was $2,154. The warrants are presented as a long-term liability in the accompanying balance sheets. The change in the fair market value required the Company to record adjustments in the value of the Put Warrant liability of ($373) and $1,812 to financial instruments fair value adjustment expense for three and nine months ended September 30, 2009, respectively.
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

     In connection with the Pittsburgh acquisition, the Company entered into to a make-whole agreement (“make-whole agreement”) that provides reimbursement to the seller for any shortfall in selling price below an agreed upon price, up to a maximum of $7,000, on the sale of Company stock issued in the transaction for a period beginning on the six month anniversary of the transaction. During the first nine months of 2009, the Company has made payments totaling $2,046 under the make-whole agreement. At September 30, 2009, the estimated fair value of the agreement was $448 and is presented as a current liability in the accompanying balance sheet as of that date. The change in the fair market value required the Company to record a decrease in the value of the make-whole liability of $163 and $763 to financial instruments fair value adjustment for the three and nine months ended September 30, 2009. At each balance sheet date, any change in the calculated fair market value of the make-whole agreement must be recorded as additional expense or other income.
Note 17— Fair Value Disclosure
     ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. ASC Topic 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Cash and cash equivalents, trade receivables, accounts payable and accrued liabilities: The carrying amounts approximate the fair value due to the short maturity of these instruments.
     Notes payable and long-term debt: The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities. The Company has determined that the fair value of its 7% senior unsecured convertible notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The convertible notes are included in the balance sheet at September 30, 2009 at $80,357 comprised of note principal of $81,610 less unamortized discount of $1,253. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.
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
     Obligations under make-whole agreements: The carrying value is equal to fair value based on the value of probability-weighted estimated cash flows.
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
      Effective January 1, 2008, the Company adopted ASC Topic 820. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under ASC Topic 820, fair value measurements are not adjusted for transaction costs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under ASC Topic 820 are described below:
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
     The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2009:

Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$2,596	$2,596
Obligations under make-whole agreements	—	—	448	448
Interest rate swaps	—	$1,008	—	1,008
     Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
     Put Warrants: The put warrants are valued using the Black-Scholes method. The average value per outstanding warrant at September 30, 2009 is computed to be $1.83 using a discount rate of 2.31% and an average volatility factor of 85.3%.
     Obligations under make-whole agreements: The liability is valued based on the value of probability-weighted estimated cash flows. The maximum liability using an assumed selling price of $0.00 per share cannot exceed $1,418.
     Interest Rate Swaps: Interest rate swaps are valued by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions. Changes in fair value of the interest rate swaps are deemed immaterial.
     ASC Topic 820 requires a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. For these Level 3 liabilities, the reconciliation for the three and nine months ended September 30, 2009 is as follows:

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (Level 3)
	Three months ended			Nine months ended
	September 30, 2009			September 30, 2009
		Obligation under			Obligation under
		make-			make-
	Put Warrants	whole agreements	Total	Put Warrants	whole agreements	Total
Beginning balance	$3,046	$1,050	$4,096	$412	$3,546	$3,958
Purchases, issuances and settlements	—	—	—	—	—	—
Total (gains) or losses (realized/unrealized)
Included in earnings	(450)	(163)	(613)	2,184	(763)	1,421
Included in other comprehensive income	—	—	—	—	—	—
Payments, conversions, redemptions and additional issued shares	—	(439)	(439)	—	(2,335)	(2,335)

Ending balance	$2,596	$448	$3,044	$2,596	$448	$3,044

The amount of total (gains) or losses included in earnings for the period attributable to the change in unrealized gains or losses relating to financial instruments still held at the reporting date	$(450)	$(163)	$(613)	$2,184	$(763)	$1,421

Note 18 — Derivative Instruments and Hedging Activities
     The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Forward purchase contracts on precious metal commodities are entered into to manage the price risk associated with volatile commodity prices. The Company’s forward sales contracts with PGM substrate processors are not subject to any hedge designation as they are considered within the normal sales exemption provided by ASC Topic 815. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings.

		Asset		Liability
		Derivatives		Derivatives
		Fair Value at	Fair Value at	Fair Value at	Fair Value at
Derivatives designated as hedging	Balance Sheet	September 30,	December 31,	September 30,	December 31,
instruments	Location	2009	2008	2009	2008
Commodity purchase contracts	Other Current Liabilities	$—	$—	$—	$1,973
Interest Rate Swap	Other Non-current Liabilities	$—	$—	$1,008	$1,028
     Cash Flow Hedges
     In accordance with ASC Topic 815, the Company designates certain interest rate hedges as cash flow hedges. The Company is subject to variable interest rates under the Loan Agreement described in Note 8. In order to mitigate exposure to increasing interest rates on this variable rate debt the Company uses an interest rate swap effectively converting the interest rate from variable to fixed. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

	Amount of (Loss)		Location of (Loss)	Amount of (Loss)
	Recognized in		Recognized in Income on	Recognized in Income on
	OCI on Derivatives		Derivatives (Ineffective	Derivatives (Ineffective
	(Effective Portion)		Portion)	Portion)
	Three Months ended			Three Months ended
Derivatives designated as Cash Flow	September 30,			September 30,
hedging instruments under ASC Topic 815	2009	2008		2009	2008
Interest Rate Swap	$(7)	$(89)	Interest expense	$(138)	$—

	Nine Months ended			Nine Months ended
	September 30,			September 30,
	2009	2008		2009	2008
Interest Rate Swap	$(14)	$(146)	Interest expense	$(231)	$—

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

Derivatives designated as Fair Value hedging instruments ASC Topic 815	Location of gain or (loss) recognized in income of derivative	Amount of gain or (loss) recognized in income on derivative
		Three Months Ended
		September 30,	September 30,
		2009	2008

Commodity purchase contracts	Operating expenses	$231	$(1,574)

		Nine Months Ended
		September 30,	September 30,
		2009	2008

Commodity purchase contracts	Operating expenses	$1,010	$(1,657)

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
     General
     We operate in twenty-five locations primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”) and (ii) product manufacturing, fabricating, and refining of lead and other metals (“Lead Fabrication and Recycling”). The Scrap Metal Recycling segment includes twenty-one scrap metal recycling facilities located in New York, New Jersey, Ohio, Pennsylvania, Texas, Mississippi, and West Virginia, and an aluminum de-ox plant located in Syracuse, New York.
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
     The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
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
     At December 31, 2008, the Company performed its annual testing for impairment of goodwill. As part of its assessment of the recovery of goodwill, the Company conducted an extensive valuation analysis using an income approach based upon a five-year financial projection that took into consideration the current weak economic conditions with modest recovery occurring in the second half of 2009. The impairment analysis indicated that impairment existed at four reporting units and the Company recorded a goodwill impairment charge of $36.3 million for the year ended December 31, 2008. At September 30, 2009, the financial markets and industry in which the Company operates have improved from the conditions that existed at December 31, 2008. Additionally, the Company has experienced an increase in the price of its common stock and its total market capitalization value. At September 30, 2009, the

Company’s market capitalization value exceeded the value of its reported net equity by $42.0 million. As such, management believes a triggering event has not occurred as of September 30, 2009.
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
     The Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At September 30, 2009, no adjustments were made to the estimated lives of finite-lived assets.
Financial Instrument Liabilities:
     The Company records a liability for the anticipated payments expected to be made under the make-whole agreement entered into in connection with the Pittsburgh acquisition. The agreement provides reimbursement to the seller for any shortfall in selling price below an agreed upon price ($5.50 per share as of September 30, 2009). In calculating the liability for the remaining unsold shares as of the balance sheet date, the Company assumes the future sale of stock by the sellers will be made within a probability-weighted price range based upon recent sale prices of the Company’s common stock. The probability weighting produces an anticipated average selling price of $3.83 per share on the remaining unsold shares. If the anticipated average selling price were reduced by $.25 per share, the increase in liability would have been approximately $64,000.
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
Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $1.7 million and $1.9 million at September 30, 2009 and December 31, 2008, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication and Recycling segment:

	Revenues
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008			September 30, 2009			September 30, 2008
	($, pounds and tons in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	105.3	$28,307	30.9	154.7	$82,953	28.8	246.1	$60,305	29.1	386.2	$197,091	26.2
Non-ferrous metals (lbs.)	27,305	26,849	29.4	42,271	57,320	19.9	68,313	57,805	27.9	111,683	154,510	20.5
Platinum group metals (lbs.)	813	19,125	20.9	3,182	125,117	43.4	1,711	39,077	18.9	7,271	322,567	42.8

Total Scrap Metal Recycling		74,281	81.2		265,390	92.1		157,187	75.9		674,168	89.5

Lead Fabrication (lbs.)	14,699	17,199	18.8	14,824	22,653	7.9	49,301	49,925	24.1	44,308	74,361	9.9
Other		—	—		—	—		—	—		5,124	0.6

Total Revenue		$91,480	100.0		$288,043	100.0		$207,112	100.0		$753,653	100.0

     The following table sets forth information regarding average Metalico selling prices for the past seven quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average	Average
	Ferrous	Non-Ferrous	PGM	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb	Price per lb.

September 30, 2009	$269	$0.98	$23.52	$1.17
June 30, 2009	$205	$0.83	$24.77	$0.94
March 31, 2009	$252	$0.68	$17.38	$0.95
December 31, 2008	$329	$1.11	$20.92	$1.34
September 30, 2008	$536	$1.36	$39.32	$1.53
June 30, 2008	$555	$1.41	$50.51	$1.73
March 31, 2008	$376	$1.39	$44.35	$1.78
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Consolidated net sales decreased by $196.5 million, or 68.2%, to $91.5 million for the three months ended September 30, 2009 compared to consolidated net sales of $288.0 million for the three months ended September 30, 2008. The decrease in consolidated net sales is due to lower selling volumes amounting to $140.0 million and decreases in average metal selling prices representing $56.5 million. The reduction in selling volumes and pricing is reflective of the global economic downturn which accelerated in the fall of 2008.
Scrap Metal Recycling
Ferrous Sales
     Ferrous revenues decreased by $54.7 million, or 65.9%, to $28.3 million for the three months ended September 30, 2009, compared to $83.0 million for the three months ended September 30, 2008. The decrease in ferrous revenues was attributable to 49,400 fewer tons of volume sold, or 31.9%, amounting to $26.5 million and a decrease in average selling prices totaling $28.2 million. The average selling price for ferrous products was approximately $269 per ton for the three months ended September 30, 2009 compared to $536 per ton for the three months ended September 30, 2008.
Non-Ferrous Sales
     Non-ferrous sales decreased by $30.5 million, or 53.2%, to $26.8 million for the three months ended September 30, 2009, compared to $57.3 million for the three months ended September 30, 2008. The decrease in non-ferrous revenues was due to lower sales volumes amounting to $20.2 million and lower average selling prices totaling $10.3 million. The average selling price for non-ferrous products was approximately $.98 per pound for the three months ended September 30, 2009 compared to $1.36 per pound for the three months ended September 30, 2008, a decrease of approximately 27.9%.

Platinum Group Metals
     Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals, platinum, palladium, and rhodium. PGM sales decreased $106.0 million, or 84.7%, to $19.1 million for the three months ended September 30, 2009, compared to $125.1 million for the three months ended September 30, 2008. The decrease in PGM sales was due to lower sales volumes amounting to $93.2 million and lower selling prices totaling $12.8 million both resulting from the decline in global automobile manufacturing. The average selling price for PGM material was approximately $23.52 per pound for the three months ended September 30, 2009 compared to $39.32 per pound for the three months ended September 30, 2008, a decrease of approximately 40.2%. Total PGM sales volumes amounted 813,000 pounds for the three months ended September 30, 2009, compared to 3.2 million pounds for the three months ended September 30, 2008.
Lead Fabrication
     Lead fabrication revenues decreased by $5.5 million, or 24.2%, to $17.2 million for the three months ended September 30, 2009 compared to $22.7 million for the three months ended September 30, 2008. The decrease was attributable to lower average selling prices of approximately $5.3 million and a decrease in volume sold amounting to 125,000 pounds, or $164,000. The average selling price for finished lead products was $1.17 per pound for the three months ended September 30, 2009 compared to $1.53 per pound for the three months ended September 30, 2008.
Operating Expenses
     Operating expenses decreased by $201.4 million, or 73.4%, to $73.0 million for the three months ended September 30, 2009 compared to $274.4 million for the three months ended September 30, 2008. The decrease in operating expenses was due to a $195.5 million decrease in the cost of purchased metals due to lower sales volumes and commodity prices and a $5.9 million decrease in other operating expenses. These operating expense changes include decreases in the following costs: vehicle maintenance of $1.9 million, wages and benefits of $1.8 million, freight costs of $1.6 million, energy costs of $403,000 and production and fabricating supplies of $259,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $4.0 million to $7.6 million, or 8.3% of revenues, for the three months ended September 30, 2009, compared to $3.6 million, or 1.2% of revenues, for the three months ended September 30, 2008. The increase in selling, general and administrative expenses include an increase in wages and benefits of $2.5 million primarily resulting from reversal of $1.8 million in bonus accruals in the previous year period upon recognition of rapidly deteriorating market conditions, a net change in bad debt reserves of $1.0 million, legal and professional expenses of $752,000 primarily resulting from current litigation and insurance expenses of $174,000. These amounts were offset by a reduction in other selling general and administrative expenses totaling $426,000.
Depreciation and Amortization
     Depreciation and amortization expenses decreased by $131,000 to $3.2 million, or 3.5% of revenues, for the three months ended September 30, 2009 compared to $3.3 million, or 1.1% of revenues for the three months ended September 30, 2008. Depreciation expense remained relatively unchanged as additions to capital expenditures have been reduced relative to previous periods.
Operating Income
     Operating income for the three months ended September 30, 2009 increased by $1.0 million or 14.9% to $7.7 million compared to $6.7 million for three months ended September 30, 2008 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $3.8 million for the three months ended September 30, 2009 compared to $5.0 million for the three months ended September 30, 2008. The $1.2 million decrease in interest expense was primarily attributable to a reduction in outstanding debt balances.

     Notes payable under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lenders’ base rate plus a margin. The average interest rate on this credit facility was 4.76% on an average outstanding daily balance of $1.0 million for the three month period ended September 30, 2009 as compared to 5.40% on an average outstanding daily balance of $35.5 million for the three month period ended September 30, 2008.
     Term notes payable under the Financing Agreement with Ableco Finance, LLC, bear interest at the lenders’ base rate plus a margin with a minimum of 11% increased to 14% February 27, 2009 effective with the amendment described in Note 8 of the financial statements. The average interest rate on this credit facility was 14.00% on an average outstanding daily balance of $41.2 million for the three month period ended September 30, 2009 as compared to 11.00% on an average outstanding daily balance of $67.2 million for the three month period ended September 30, 2008.
     Other expense for the three months ended September 30, 2009 also includes $297,000 for our 33.1% share of Beacon Energy’s loss for the period compared to a loss of $85,000 for the three months ended September 31, 2008.
     Other income for the three months ended September 30, 2009, also includes $450,000 to adjust the Put Warrant liability and $163,000 to adjust the make-whole agreement to their respective fair values. The warrants were issued in connection with common stock offering in April 2008 and the $100 million convertible note offering in May 2008. The obligation for make-whole agreements was issued in connection with the Pittsburgh acquisition on May 1, 2008. The three months ended September 30, 2008, includes $10.6 million of income to adjust the put warrant liability offset by expense of $2.3 million to adjust the make-whole agreement liability to their respective fair values.
     As described in Note 8 of the accompanying financial statements, the Company recorded a $3.0 million gain for the three months ended September 30, 2009, on the Convertible Note exchange entered into with certain holders of the Company’s 7% convertible notes.
Income Taxes
     For the three months ended September 30, 2009, the Company recognized income tax expense of $2.3 million, resulting in an effective tax rate of 31%. For the three months ended September 30, 2008, the Company recognized income tax expense of $270,000, resulting in an effective rate of 3%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our quarterly effective tax rate of 31% gives effect to our current projected annual benefit rate of 34% and is lower than the effective tax rate in the prior fiscal quarter due to the recognition of additional valuation allowances that are reflected in our projected benefit rate for the current year. Our effective tax rate is also influenced by permanent differences between income for tax purposes and income for book purposes such as fair value adjustments to financial instruments, stock based compensation and amortization of intangibles.
Noncontrolling interest
     The noncontrolling interest for the three months ended September 30, 2009 and 2008 includes $2,000 and $2,000, respectively, representing 49% of the net loss of a joint venture operation acquired with the acquisition of Totalcat Group, Inc. in July of 2007.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of Gulf Coast Recycling, Inc., a secondary lead smelting operation based in Tampa, Florida. The three months ended September 30, 2009 and 2008 include losses of $3,000 ($2,000 net of income taxes) and $66,000 ($32,000 net of income taxes), respectively, for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle. The three months ended September 30, 2009 and 2008 include losses of $5,000 ($3,000 net of income tax benefit) and $23,000 ($11,000 net of income taxes), respectively, for ongoing monitoring and maintenance of this site.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Consolidated net revenues decreased by $546.6 million, or 72.5%, to $207.1 million for the nine months ended September 30, 2009 compared to consolidated net revenues of $753.7 million for the nine months ended September 30, 2008. Acquisitions added $12.6 million to consolidated net revenues. Excluding acquisitions, the Company reported a $559.2 million decrease in consolidated net revenues due to lower selling volumes amounting to $402.7 million and decreases in average metal selling prices representing $156.5 million.
Scrap Metal Recycling
Ferrous Revenues
     Ferrous revenues decreased by $136.8 million, or 69.4%, to $60.3 million for the nine months ended September 30, 2009, compared to $197.1 million for the nine months ended September 30, 2008. Acquisitions added $9.6 to ferrous revenues. Excluding acquisitions, the remaining $146.4 million decrease in ferrous revenues was attributable to lower average selling prices amounting to $53.8 million and 181,000 fewer tons sold totaling $92.6 million. The average selling price for ferrous products was approximately $245 per ton for the nine months ended September 30, 2009 compared to $510 per ton for the nine months ended September 30, 2008.
Non-Ferrous Revenues
     Non-ferrous revenues decreased by $96.7 million, or 62.6%, to $57.8 million for the nine months ended September 30, 2009, compared to $154.5 million for the nine months ended September 30, 2008. Acquisitions added $3.0 million to nonferrous revenues. Excluding acquisitions, non-ferrous revenues decreased $99.7 million due to lower selling volumes amounting to $66.8 million and lower average selling prices totaling $32.9 million. The average selling price for non-ferrous products was $.85 per pound for the nine months ended September 30, 2009 compared to $1.38 per pound for the nine months ended September 30, 2008 a decrease of approximately 38.4%.
Platinum Group Metals
     Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals, platinum, palladium, and rhodium. PGM sales decreased $283.5 million, or 87.9%, to $39.1 million for the nine months ended September 30, 2009, compared to $322.6 million for the nine months ended September 30, 2008. The decrease in PGM sales was due to lower sales volumes amounting to $246.7 million and lower selling prices totaling $36.8 million both resulting from the decline in global auto automobile manufacturing. The average selling price for PGM material was approximately $22.29 per pound for the nine months ended September 30, 2009 compared to $44.37 per pound for the nine months ended September 30, 2008, a decrease of approximately 49.8%. Total PGM sales volumes amounted 1.7 million pounds for the nine months ended September 30, 2009, compared to 7.3 million pounds for the three months ended September 30, 2008.
Lead Fabrication
     Lead fabrication revenues decreased by $24.5 million, or 32.9%, to $49.9 million for the nine months ended September 30, 2009 compared to $74.4 million for the nine months ended September 30, 2008. The decrease was attributable to lower average selling prices amounting to $33.0 million offset by a $8.5 million increase in volume sold amounting to 5.0 million pounds, or 11.3%. The average selling price for finished lead products was approximately $1.01 per pound for the nine months ended September 30, 2009 compared to $1.68 per pound for the nine months ended September 30, 2008.
Operating Expenses
     Operating expenses decreased by $505.0 million, or 75.1%, to $167.3 million for the nine months ended September 30, 2009 compared to $672.3 million for the nine months ended September 30, 2008. Acquisitions added $9.7 million to operating expenses. The deconsolidation of Beacon reduced operating expenses by $4.7 million. Excluding acquisitions and the deconsolidation of Beacon, operating expenses decreased by $510.0 million due to a $491.3 million decrease in the cost of purchased metals and a $18.7 million decrease in other operating expenses. These operating expense decreases include decreases in the following costs: wages and benefits of $7.6 million, vehicle maintenance of $4.4 million, freight charges of $3.8 million, energy costs of $1.4 million, production and fabricating supplies of $1.1 million and $400,000 in other operating expenses.
Selling, General, and Administrative
     Selling, general, and administrative expenses decreased $3.3 million to $19.3 million, or 9.3% of revenues, for the nine months ended September 30, 2009, compared to $22.6 million, or 3.0% of revenues, for the nine months ended September 30, 2008. Acquisitions added $837,000 to selling, general, and administrative expenses. The deconsolidation of Beacon reduced selling, general and administrative expenses by $906,000. Excluding acquisitions and the deconsolidation of Beacon, selling, general and administrative expenses increased $3.2 million with decreases in the following expense: wages and benefits of $516,000, a decrease in bad debt expense of $949,000 due to lower receivable balances, advertising and promotional costs of $324,000, travel costs of $371,000, and $1.0 million in other selling, general and administrative costs.
Depreciation and Amortization
     Depreciation and amortization expense increased by $1.0 million to $9.8 million, for the nine months ended September 30, 2009 compared to $8.8 million for the nine months ended September 30, 2008. Acquisitions added $1.5 million to depreciation and amortization expense for the nine months ended September 30, 2009. The deconsolidation of Beacon reduced depreciation and amortization expense by $184,000. Excluding acquisitions and the deconsolidation of Beacon, depreciation expense decreased by $316,000.
Operating Income
     Operating income for nine months ended September 30, 2009 decreased by $39.2 million or 78.6% to $10.7 million for the nine months ended September 30, 2008 compared to $49.9 million for nine months ended September 30, 2008 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $12.9 million for the nine months ended September 30, 2009 compared to $12.4 million for the nine months ended September 30, 2008. The $417,000 increase in interest expense was primarily attributable to $2.2 million in interest on the Company’s 7% convertible notes issued in May 2008 which were not outstanding in the first four months of the prior year period. These increases were partially offset by a reduction of interest expense in 2009 due to lower outstanding balances.
     Loans under the Company’s variable rate senior secured credit facility with its primary lender bear interest at the lender’s base rate plus a margin. The average interest rate on this credit facility was 4.85% on an average balance of $3.4 million for the nine month period ended September 30, 2009 as compared to 5.54% on an average balance of $44.7 million for the nine month period ended September 30, 2008.
     Term loans payable under the Financing Agreement with Ableco Finance LLC, bear interest at the lenders’ base rate plus a margin with a minimum of 11%, increased to 14% February 27, 2009 effective with the amendment described in Note 8 of the financial statements. The average interest rate on this credit facility was 13.4% on an average daily balance of $55.3 million for the nine month period ended September 30, 2009 as compared to an average interest rate of 11.00% on an average outstanding daily balance of $65.6 million for the nine-month period ended September 30, 2008.
     Other expense for the nine months ended September 30, 2009 also includes $1.0 million for our share of the loss of Beacon Energy Holdings, Inc. (“Beacon”) for the period compared to a loss of $85,000 for the nine-month period ended September 30, 2008. Beacon was included in consolidated results for the six months ended June 30, 2008 due to our percentage share of ownership of Beacon Energy Corp., Beacon’s predecessor, on that date.
     Other expense for the nine months ended September 30, 2009, also includes $2.2 million to adjust the Put Warrant liability, offset by $763,000 to adjust the make-whole agreement to their respective fair values. The warrants were issued in connection with a common stock offering in April 2008 and the $100 million convertible note offering in May 2008. The obligation for make-whole agreements was issued in connection with the Pittsburgh, PA asset purchase agreement entered into on May 1, 2008. The nine months ending September 30, 2008, includes income of $2.8 million to adjust the put warrant liability offset by expense of $2.3 million to adjust the make-whole agreement to their respective fair values.
     As described in Note 8 of the accompanying financial statements, the Company recorded an $8.1 million gain for the nine months ended September 30, 2009, on the Convertible Note exchange entered into with certain holders of the Company’s 7% convertible notes.
Income Taxes
     For the nine months ended September 30, 2009, the Company recognized an income tax expense of $1.3 million, resulting in an effective tax benefit rate of 34%. For the nine months ended September 30, 2008, the Company recognized income tax expense of $13.8 million, resulting in an effective tax rate of 36%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective tax rate of 34% for the nine months ended September 30, 2009 gives effect to our current projected annual benefit rate of 34% and is higher than the effective tax rate in the prior fiscal year to date period due to the recognition of additional valuation allowances that are reflected in our projected benefit rate for the current year. Our effective tax rate is influenced by permanent differences between income for tax purposes and income for book purposes such as fair value adjustments to financial instruments, stock based compensation and amortization of certain intangibles.
Noncontrolling interests
     The noncontrolling interests for the nine months ended September 30, 2009 and 2008 includes $7,000 and $412,000 respectively, representing 49% of the net loss of a joint venture operation acquired with the acquisition of Totalcat Group, Inc. in July of 2007. Noncontrolling interests for the nine months ended September 30, 2008 also includes $344,000 representing 47% of the net loss of Beacon Energy Corp. for the period January 1, 2008 through June 30, 2008, the date of deconsolidation.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary, until then a secondary lead smelting operation based in Tampa, Florida. The nine months ended September 30, 2009 and 2008 include a gain of $288,000 ($187,000 net of income taxes) and a loss of $946,000 ($587,000 net of income taxes), respectively, for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant amounting to $17,000 ($10,000 net of income taxes) for the nine months ending September 30, 2009 compared to $397,000 ($246,000 net of income taxes) for the nine months ended September 30, 2008. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the nine months ended September 30, 2009, we used $22.8 million for operating activities compared to $10.6 million in net operating cash generated for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, operating cash generated by net income of $2.6 million, depreciation and amortization of $10.9 million, adjustments to the fair value of financial instruments of $1.4 million, stock-based compensation of $1.8 million, our share of the equity in the net loss of Beacon of $1.0 million, changes in deferred income taxes of $939,000 and other non cash adjustments of $81,000 were offset by the gain on the convertible note exchange of $8.1 million and a $33.6 million change in working capital components. The $33.6 million change in working capital components include an increase in accounts receivable of $18.7 million, an increase in inventories of $9.3 million and a decrease in accounts payable, accrued expenses and income taxes payable of $14.6 million. These items were offset by a $9.0 million decrease in prepaid expenses and other current assets. For the nine months ended September 30, 2008, operating cash was produced by net income of $23.8 million, non-cash items of depreciation and amortization of $9.1 million, $2.5 million for reserves for bad debts and vendor advances and other non-cash items of $2.0 million which were offset by a $485,000 fair value adjustment to financial instruments and a $26.4 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $35.3 million offset by a $7.5 million decrease in inventory balances, a decrease in prepaid items of $96,000 and an increase in accounts payable, accrued expenses and income taxes payable of $1.3 million.
     We used $1.4 million in net cash for investing activities for the nine months ended September 30, 2009 compared to using net cash of $114.6 million in net cash for investing activities for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we purchased $1.6 million in equipment and capital improvements and incurred changes in other assets of $29,000. These items were offset by $219,000 in proceeds from the sale of equipment. During the nine months ended September 30, 2008, we paid $107.1 million in cash to acquire businesses, $9.3 million to purchase equipment and capital improvements, and invested $600,000 in biofuel related projects. These uses were offset by a $1.9 million reduction in restricted cash, a $438,000 change to other assets and we received $118,000 for the sale of equipment.
     During the nine months ended September 30, 2009, we used $26.4 million of net cash for financing activities compared to $118.9 million of net cash generated during the nine months ended September 30, 2008. For the nine months ended September 30, 2009 we repaid $50.2 million of debt and paid $1.1 million in debt issue costs related to amendments made to existing credit agreements. These amounts were offset by $24.8 million in net proceeds received from the sale of 6,000,000 shares of common stock, $45,000 in new debt used to purchase equipment and $14,000 in proceeds received on exercised options and warrants. For the nine months ended September 30, 2008 we generated $125.3 million from new borrowings primarily the issuance of $100.0 million in 7% convertible notes, $28.5 million from the sale of common stock and $678,000 in proceeds from the exercise of common stock options. Our former Beacon Energy subsidiary received $3.9 million for the sale of their common stock and also received $1.7 million from the sale of convertible notes. Total debt repayments totaled $35.5 million and we paid $5.8 million in debt issue costs primarily related to the $100.0 million convertible note offering.
     The Loan Agreement, as defined below, consisted as of December 31, 2008 of senior secured credit facilities in the aggregate amount of $100 million, including a $78 million revolving line of credit, an $8 million machinery and equipment Term A loan facility, a $2 million capital expenditure Term B loan facility, and a $12 million equipment finance Term C loan facility. The revolving line accrued interest at the Base Rate (a rate determined by reference to the prime rate) plus .25% (effective rate of 3.5% at December 31, 2008) or, at the Company’s election, the current LIBOR rate plus 2%. No revolver balance was outstanding at December 31, 2008.
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

     On February 27, 2009, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Loan Agreement that provided for the prepayment of all outstanding term loans under the Agreement (in an aggregate amount of approximately $10,200) and the termination of the term loan facilities.
     As of September 30, 2009, we had approximately $6.1 million of borrowing availability under the Loan Agreement.
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
     On July 3, 2007, we entered into a financing agreement (the “Financing Agreement”) with Ableco Finance, LLC (“Ableco”) for two term loans in the respective amounts of $32.0 million and $18.0 million, both maturing in six years. On January 25, 2008, we entered into an amendment to the Financing Agreement providing for an additional term loan in the amount of $17.1 million, also maturing in six years. Obligations under the agreement are guaranteed by certain of the Company’s subsidiaries. Interest on the term loans was adjusted under the Seventh Amendment to the Financing Agreement to (i) (A) the greater of 7.5% per annum and the “Reference Rate” (a rate determined by reference to the prime rate) plus (B) 6.5% or (ii) at the Company’s election, (A) the greater of 4.5% per annum and the current LIBOR rate plus (B) 9.5% (an effective rate of 14.0% as of September 30, 2009.). Pursuant to the Financing Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying dividends and entering into certain transactions without the prior consent of Ableco and other lenders party to the agreement from time to time. In addition, the Financing Agreement contains certain financial covenants, including leverage ratio, debt-to-EBITDA ratio, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Liens in favor of Ableco are subordinate to liens in favor of Wells Fargo Foothill, Inc.
     On July 27, 2009, we entered into Amendment No. 8 (“Amendment No. 8”) to the Financing Agreement. Amendment No. 8 provided for a payment of $5.0 million on the outstanding term debt under the Financing Agreement at closing that had previously been due on August 12, 2009, and permitted additional principal payments from the net proceeds of (i) federal tax refunds and net operating loss carrybacks (exclusive of a $2.7 million payment already made) and (ii) offerings of the Company’s stock, if any, in an aggregate amount of at least $12.3 million. Interest rates were otherwise unchanged. The Company completed the offering on August 14, 2009. All accelerated principal payments required under the Amendment have been paid. No other principal payments are scheduled prior to maturity. Amendment No. 8 also reset the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum “EBITDA” and minimum “Working Assets” covenants and added a monthly minimum EBITDA requirement. The remaining material terms of the Financing Agreement remained unchanged by Amendment No. 8.
     A summary of the debt reductions to our principal creditors and an estimate of future annual interest savings is as follows:

	Effective interest
	Rate as of	Principal balance		Principal balance
	September 30,	January 1,	Repayments	September 30,	Annual interest
	2009	2009	and Exchanges	2009	savings (1)

Wells Fargo Foothill – Term Loans	4.50%	$10,614	$(10,614)	$—	$478
Ableco Finance, LLC	14.00%	67,150	(36,520)	30,630	5,113
7% Convertible Notes	7.00%	100,000	(18,390)	81,610	1,287

Total		$177,764	$(65,524)	$112,240	$6,878

(1)	Calculated by multiplying the effective annual interest rate by the principal reductions made by repayments and debt for equity exchanges.

Future Capital Requirements
     As of September 30, 2009, we had $12.2 million in cash and cash equivalents, availability under the Loan Agreement of $6.1 million and total working capital of $76.6 million. As of September 30, 2009, our current liabilities totaled $23.8 million. We expect to fund our current working capital needs, interest payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Loan Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for working capital, to restructure current debt and for possible acquisitions.
     Deteriorating general economic conditions have resulted in the Company curtailing capital and operating expenditures, restricting acquisitions and reassessing working capital requirements. In an effort to preserve working capital resources, the Company has reduced its workforce to compensate for lower operating activity and reduced other employee benefit programs, concentrated on efficient inventory management, tightened customer credit terms and pursued more aggressive collection efforts.
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
Beacon Energy Investment
     As of September 30, 2009, the Company owned 33.1% of the outstanding stock of Beacon Energy Holdings, Inc. (“Beacon”) and records its investment in Beacon under the equity method. The Company has invested $5.0 million in Beacon as of September 30, 2009. The consolidated statements of operations for the nine months ended June 30, 2008 includes Beacon as a consolidated entity for the period beginning January 1, 2008 and ending June 30, 2008, the date of deconsolidation. As of September 30, 2009, the carrying value of the investment in Beacon Energy was $2.8 million.
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
     Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2009, $30.6 million of our outstanding debt consisted of variable rate borrowings pursuant to a Financing Agreement with Ableco Finance, LLC. Borrowings under these credit facilities bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. The financing agreement with Ableco provided for a minimum interest rate of 14.0% on the outstanding balances effective with the amendment to the agreement with Ableco dated February 27, 2009. Increases in either the prime rate or LIBOR may increase interest expense. We have entered into an interest rate swap contract which would mitigate our exposure to fluctuations in the interest rate on up to $20 million of the Wells Fargo Foothill revolving facility portion of our indebtedness. Due to the minimal outstanding balances outstanding on the credit facility with Wells Fargo Foothill during the three and nine months ended September 30, 2009, the interest rate swap was deemed ineffective and resulted in expense of $139,000 and $231,000 for the three and nine months ended September 30, 2009. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would not have an effect on interest expense on our variable borrowings due to certain minimum interest rate terms on our variable rate debt balances.
     Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report filed with the Securities and Exchange Commission on Form 10-K. We attempt to mitigate this risk by seeking to turn our inventories quickly as markets allow instead of holding inventories in anticipation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which it operates, there would not be a material write-down of any of its reported inventory values.
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
     Common stock market price risk
     We are exposed to risks associated with the market price of our own common stock. The liabilities associated with the put warrants and the make-whole agreement use the value of our common stock as input variables to determine the fair value of these liabilities. Fluctuations in the market price of our common stock have an inverse effect to each one of these liabilities. For example, if the price of our common stock was $1.00 higher as of September 30, 2009, the put warrant liability would increase by $933,000 but would be offset by a reduction in the make-whole liability by $258,000.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     (a) Evaluation of disclosure controls and procedures.

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 30, 2009 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”) closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The aggregate consideration for the ACC Texas purchase included a payment for net working capital subject to post-closing adjustment, a note payable to the ACC Texas seller, shares of Metalico redeemable common stock, and annual payments to ACC Texas (the “Annual Earnout”) for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. In August of 2008 the Company made a good-faith advance to the seller against an Annual Earnout potentially payable for 2008 that otherwise would not have been due until 2009. The Company subsequently learned that certain items represented by the seller at closing to be collectible were not collectible, that other representations and warranties about the business it believes were materially inaccurate, and that, based on performance to date, the Annual Earnout for 2008 was unlikely to be earned. As a result, the Company discharged American CatCon’s general manager, who was a principal of the seller, demanded return of the good-faith advance of $1,000 and set off the unearned payment against amounts owing under the seller’s note. The seller delivered notice of acceleration of the note and demanded payment of the outstanding balance of approximately $2.6 million. The former general manager, through counsel, made a wrongful termination demand for damages of approximately $325. On October 31, 2008, Metalico and American CatCon filed a petition with the American Arbitration Association against the seller, its equity holders, and its principal seeking a reduction in the purchase price pursuant to the contemplated adjustment for net working capital, payment of damages for breach of warranty and other claims, return of the unearned advance and other appropriate relief. The respondents in the arbitration filed an answer November 21, 2008 denying the Company’s claims and counterclaiming for breach of the general manager’s employment agreement and an amended answer January 8, 2009 largely asserting additional defenses. On January 28, 2009, the Company received a demand for redemption of half of the redeemable common stock, which the Company declined to honor pending the outcome of the dispute. The respondents then filed a second amended answer February 11, 2009 counterclaiming for the Company’s failure to honor the redemption demand. On June 17, 2009, ACC Texas filed a separate suit in the U.S. District Court for the Western District of Texas seeking to enforce a guaranty of the seller’s note by Metalico, Inc. outside the arbitration proceeding. The Company filed an answer informing the court of the arbitration and moved that the federal suit be dismissed or stayed pending resolution of the arbitration. On August 6, 2009, the court granted the Company’s motion to stay the suit pending the outcome of the arbitration proceeding. The Company intends to pursue its claims in these actions and to defend vigorously all counterclaims.
Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2009.
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

METALICO, INC. (Registrant)
Date: November 5, 2009	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: November 5, 2009	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code