Form 10-K
period 2009-12-31
METALICO INC
filed 2010-03-16
CIK 1048685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $157,475,455.

Number of shares of Common stock, par value $.001, outstanding as of March 10, 2010: 46,426,557

DOCUMENTS INCORPORATED BY REFERENCE
NONE

METALICO, INC.

FOR THE YEAR ENDED DECEMBER 31, 2009

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

Metalico, Inc. (referred to in this 10-K Report as “the Company,” “Metalico,” “we,” “us,” “our,” and similar terms) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of December 31, 2009 included twenty-four scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Youngstown and Warren, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

Metalico, Inc. was originally organized as a Delaware corporation in 1997. In 1999, the original Metalico was merged into a Colorado corporation. Later that year, the surviving Colorado corporation was merged into a newly organized Delaware corporation named Metalico, Inc., which continues today as our holding company. Our common stock began trading on the American Stock Exchange (now known as NYSE Amex) on March 15, 2005 under the symbol “MEA.”

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

We continue to be one of the largest full-service metals recyclers in upstate and Western New York, with nine recycling facilities located in that regional market. We have resumed the expansion of our regional markets by acquiring scrap processing facilities in Youngstown and Warren, Ohio on December 8, 2009. The assets acquired at the Youngstown facility include a Newell 80-104 auto shredder. This acquisition complements our previous acquisition in Pittsburgh, Pennsylvania acquired in May 2008 and Akron, Ohio acquired in July 2007. Our operations primarily involve the collection and processing of ferrous and non-ferrous metals. We collect industrial and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our ultimate consumers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters, aluminum recyclers and metal brokers. We acquire unprocessed scrap metals primarily in our local and regional markets and sell to consumers nationally and in Canada as well as to exporters and international brokers. We are also able to supply quantities of scrap aluminum to our aluminum recycling facility and scrap lead to our lead fabricating subsidiaries. We believe that we provide comprehensive product offerings of both ferrous and non-ferrous scrap metals.

Our platform scrap facilities in upstate New York, Ohio and Western Pennsylvania have ready access to highway and rail transportation, a critical factor in our business. In the Pittsburgh market, we have waterfront access with barge loading and unloading capabilities. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we manufacture de-oxidizing aluminum (“de-ox”), a form of refined aluminum, for the steel industry. In May 2007, we acquired Tranzact Corporation, a recycler of molybdenum, tantalum and tungsten scrap located in Quarryville, Pennsylvania. In July 2007, we acquired a majority interest in Totalcat Group, Inc., a recycler and manufacturer of catalytic devices from which we obtain platinum, palladium and rhodium, headquartered in Newark, New Jersey. In January 2008, we acquired the assets of American Catcon, another recycler of catalytic devices, in Buda and Dallas, Texas, and Gulfport, Mississippi. In May 2008, we acquired Neville Metals, Assad Iron and Metals, Inc., Neville Recycling LLC and Platt Properties, LLC, an affiliated group of scrap metal recycling operations headquartered in Western Pennsylvania with a satellite yard in Colliers, West Virginia. These acquisitions have demonstrated our strategy of diversifying our metal mix, which we believe mitigates our exposure to volatile commodity prices.

Our metal recycling business has collection and processing facilities in the following locations:

Location	Number of Facilities

Buffalo, New York	2
Niagara Falls, New York	1
Lackawanna, New York (Hamburg)	1
Rochester, New York	3
Syracuse, New York	1
Newark, New Jersey	1
Akron, Ohio	1
Youngstown, Ohio	1
Warren, Ohio	1
Quarryville, Pennsylvania	1
West Chester, Pennsylvania	1
Pittsburgh/Western Pennsylvania	6
Colliers, West Virginia	1
Buda, Texas	1
Dallas, Texas	1
Gulfport, Mississippi	1

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

Lead Fabricating

Through four physical operations located in three states, we consume approximately 60 million pounds of lead metal per year that are utilized in more than one hundred different base products. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding, electronic solders, ammunition, automotive, Department of Defense contractors, and others.

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

Business Strategies

Our core business strategy is to grow our scrap metal recycling business through acquisitions in existing, contiguous and new markets, and enhance our position as a high quality producer of recycled metal products through investments in state-of-the-art equipment and to improve operational density. Scrap metal recycling represented approximately 78.6% and 88.4% of our revenues for the years ended December 31, 2009 and 2008, respectively. Our ferrous and non-ferrous scrap metal recycling operations are the leading processors in their local markets. We intend to continue focusing on increasing our position as one of the largest recycled metals processors in our existing regional markets and exploring growth opportunities in contiguous and new geographic markets. In December 2009, we acquired two additional scrap facilities in the Youngstown, Ohio area that included an automobile shredder, further expanding our regional presence and increasing our scrap processing capacity.

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

In May 2008, we acquired the assets of the Snyder Group, a group of full service metals recycling companies in the Pittsburgh, Pennsylvania area comprised of two platform facilities and four feeder yards. Most notable to this acquisition was the addition of a state of the art automobile shredder providing Metalico with a strong platform to expand the volume and profitability of the ferrous component of our business. We obtained a second shredder in December 2009 when we acquired the assets of Youngstown Iron & Metal, Inc. and its affiliates in northeastern Ohio.

Metalico has grown its lead fabricating business to be the largest non-battery lead fabricator in the U.S. This business does not typically require significant capital expenditures. We intend to improve cash flows and expand our market share in this business primarily by continued focus on operating efficiencies. In the last quarter of 2008, we completed the installation of a lead rolling mill and plant improvement that has improved productivity in our Birmingham, Alabama plant. We continually seek to reduce our largest operating expense, which is our raw material cost, by increasing the number of our suppliers of scrap and refined lead and reduce operating costs through further automation where appropriate. We intend to reduce our other operating and administrative costs through continued integration and further automation of the work flow process at our Alabama-based fabricator. In addition, we intend to grow this business through increased sales and marketing efforts.

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

Expand scrap metal recycling.  Through our acquisition of Youngstown Iron & Metal, Inc., in December 2009, we obtained our second auto-shredder. The addition of this second shredder increases our scrap processing capacity. We plan to continue leveraging our owned facilities through strategic tuck-in acquisitions. We continue to pursue further development to our auto-shredding capabilities, either through an acquisition or internal development, in order to better compete in that segment of the scrap metal recycling industry. In addition, we intend to grow through sales and marketing and explore select joint ventures with metal processors and suppliers.

Complete value-creating acquisitions.  Our strategy is to target acquisition candidates we believe will earn after-tax returns in excess of our cost of capital. In new markets, we seek to identify and acquire platform businesses that can provide market growth and consolidation opportunities. With the recent economic downturn and the tight credit conditions today for smaller, family owned companies, we are finding realistically valued acquisition opportunities in markets we target for expansion. However, we will be dependent on tight capital markets that could make these acquisitions difficult.

Capture benefits of integration.  When we have made acquisitions, we have historically sought to capture the benefits of business integration whenever possible. For example, the Youngstown operations will complement our Akron, Ohio scrap operations only 50 miles west of Youngstown and our Pittsburgh regional scrap operations are headquartered only 70 miles east of the new facilities. Youngstown should be able to draw on our extensive network of scrap suppliers and capital resources to greatly increase operating capacity and utilization at the shredder and elsewhere in the operations. Elsewhere, our aluminum smelting and recovery facility located in Syracuse, New York has consumed many of the grades of aluminum scrap that our other scrap yards process. This relationship allows these subsidiaries to take advantage of transportation efficiencies, avoid some of the processing costs associated with preparing scrap for sale to third parties, internalize pricing mark-ups and expand service to consumers. In addition, we believe we enjoy a competitive advantage over non-vertically integrated lead fabrication companies as a result of our refining capabilities within our lead fabrication operations. Our Granite City, Illinois plant has the ability to process and refine various forms of scrap lead. Typically scrap lead can be purchased, processed and refined for less cost than refined lead can be purchased from existing suppliers. Our Granite City plant has the capacity to supply Mayco with one-third of its refined lead needs on a monthly basis, subject to cost and availability of scrap lead. We also sell batteries to lead smelting operations which in turn supply lead to Mayco through tolling arrangements.

Maximize operating efficiencies.  Our goal is to continue improving operating efficiency in both business segments in order to maximize operating margins in our business. We have made significant investments in property, plant and equipment designed to make us a more efficient processor, helping us to achieve economies of scale. For example, in 2008 in our Syracuse operations, we completed the extension of a rail spur into the property that allows us to ship more metal, reach new consumers and save freight cost. The lead rolling mill and upgraded plant facilities in Birmingham, Alabama, our primary lead production facility, has significantly increased the plant’s overall efficiency, both in terms of manufacturing costs and utility costs. The upgraded mill became operational in the last quarter of 2008. We continue to invest in new equipment and make improvements to enhance productivity and to protect the environment such as installing oil water collectors/separators in our scrap yards.

Mitigate commodity price risk.  We strive to maintain an appropriate sales mix of ferrous and non-ferrous metal products to reduce commodity price risk. We believe that in most economic environments, a diversified scrap metal operation minimizes our exposure to fluctuations in any single metal market. We enter into forward sales contracts with PGM substrate processors to limit exposure to rapid and significant fluctuations in platinum prices. Ferrous scrap metal recycling, non-ferrous scrap metal recycling and PGM recycling represented approximately 34.0%, 35.7% and 30.3%, respectively, of our scrap metal revenue for the year ended December 31, 2009 as compared to approximately 29.7%, 23.9% and 46.4%, respectively, for the year ended December 31, 2008. Our non-ferrous sales are spread over five primary metals groups: aluminum, red metals, lead, high-temp alloys and noble metals group.

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

Ferrous Scrap Sales.  We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for large consumers. Most of our consumers purchase processed ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. The price at which we sell our ferrous scrap depends upon market demand and competitive pricing, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of rail or truck transportation to the buyer. Ferrous scrap is shipped via truck and rail transportation. Ferrous scrap transported via truck is sold predominately to mills usually located in Pennsylvania, New York and metropolitan Toronto within eight hours of our recycling facilities. Ferrous scrap transported via rail can be shipped anywhere in the continental United States. Our recycling facilities ship primarily via rail to consumers in Pennsylvania, Ohio, Illinois, and Indiana. Ferrous scrap metal sales accounted for approximately 26.7% and 26.2% of revenue for the years ended December 31, 2009 and 2008, respectively. We believe our profitability may be enhanced by our offering a broad product line to a diversified group of scrap metal consumers. Our ferrous scrap sales are accomplished through a calendar month sales program managed regionally.

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

•	Sorting. Our sorting operations separate non-ferrous scrap manually and are aided by conveyor systems and front-end loaders. In addition, many non-ferrous metals are identified and sorted by using grinders and spectrometers and by torching. Our ability to identify metallurgical composition is critical to maximizing margins and profitability. Due to the high value of many non-ferrous metals, we can afford to utilize more labor-intensive sorting techniques than are employed in our ferrous operations. We sort non-ferrous scrap for further processing and upgrading according to type, grade, size and chemical composition. Throughout the sorting process, we determine whether the material can be cost effectively processed further and upgraded before being sold.

•	Copper and Brass. Copper and brass scrap may be processed in several ways. We sort copper predominantly by hand according to grade, composition and size. We package copper and brass scrap by baling, boxing and other repacking methods to meet consumer specifications.

•	Aluminum and Stainless Steel. We process aluminum and stainless steel based on type of alloy and, where necessary, size the pieces to consumer specifications. Large pieces of aluminum or stainless steel are cut using crane-mounted alligator shears and stationary guillotine shears and are baled individually along with small stampings to produce large bales of aluminum or stainless steel. We also recover aluminum from consumer products such as vehicles and large household appliances through our shredding operations. Smaller pieces of aluminum and stainless steel are boxed individually and repackaged to meet consumer specifications.

•	Thermal Technology. The aluminum smelting and recovery facility in Syracuse, New York uses a reverberatory furnace for melting various forms of aluminum scrap providing higher throughput expanded feedstock and greater recovery efficiencies.

•	Other Non-Ferrous Materials. We process other non-ferrous metals using similar cutting, baling and repacking techniques as are used to process copper and brass. Other significant non-ferrous metals we process come from such sources as molybdenum, tantalum, tungsten, titanium, brass and high-temperature nickel-based alloys which are often hand sorted to achieve maximum value.

Non-Ferrous Scrap Sales.  We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of national and international economic activity, with prices generally linked to quotations for primary metal on the London Metal Exchange or COMEX Division of the New York Mercantile Exchange. Suppliers and consumers of non-ferrous metals also use these exchanges to hedge against metal price fluctuations by buying or selling futures contracts. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. Non-ferrous scrap is shipped predominately via third-party truck to consumers generally located east of the Mississippi River. Excluding PGM material, non-ferrous metal sales accounted for approximately 28.1% and 21.1% of our total revenue for the years ended December 31, 2009 and 2008, respectively. We do not use futures contracts to hedge prices for our non-ferrous products.

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

Platinum Group Metal Scrap Sales.  PGM sales are based on the volume and price of PGMs recovered from processing catalytic converters and form the majority of the revenues. The total PGM volumes recovered are subject to retentions by smelters and we therefore only recognize the net volumes on which its revenue is calculated. The value in PGM is significant enough that it is even profitable to recover minute particles of precious metal from the dust that ends up in the recycling plant’s air handling system. Scrap steel from the tail pipes of the exhaust sections as well as the metal casing of the catalytic converters is sold as ferrous scrap and generates revenues based on the market prices of steel. PGM sales accounted for approximately 23.8% and 41.1% of our total revenue for the years ended December 31, 2009 and 2008, respectively. The Company uses forward sales contracts with its material processing vendors to hedge against price fluctuations for its PGM contained material.

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

Seasonality and other conditions

Both the Scrap Metal Recycling and Lead Fabricating segments of our business generally experience seasonal slowness in the month of July and winter months, as customers tend to reduce production and inventories and winter weather impacts construction and demolition activity. In addition, periodic maintenance shutdowns or labor disruptions at our larger customers may have an adverse impact on our operations. Our operations can be adversely affected as well by protracted periods of inclement weather or reduced levels of industrial production, which may reduce the volume of material processed at our facilities.

Employees

At March 1, 2010, we had 658 employees. 48 of our employees located at our facility in Granite City, Illinois were represented by the United Steelworkers of America and 19 of our employees located at our scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Joint Board, formerly an affiliate of Unite Here. Our agreement with the United Steelworkers of America expires on March 15, 2011 and our agreement with the Joint Board expires on June 25, 2011.

A strike or work stoppage could impact our ability to operate the Granite City facility or the Akron facility. Our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees.

Recent Developments

On March 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A. The new three-year facility consists of senior secured credit facilities in the aggregate amount of $65 million, including a $57.0 million revolving line of credit (the “Revolver”) and an $8.0 million machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, are not to exceed the lesser of $57.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at our election, the current LIBOR rate plus 3.5%. The term loan bears interest at the Base Rate plus 2% or, at our election, the current LIBOR rate plus 4.25%. Under the Agreement, we will be subject to certain operating covenants and will be restricted from, among other things, paying cash dividends, repurchasing our common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Agreement contains certain financial covenants, including minimum EBITDA, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Agreement are secured by substantially all of our assets other than real property. The proceeds of the Agreement are to be used for present and future acquisitions, working capital, and general corporate purposes.

Upon the effectiveness of the Credit Agreement described in the preceding paragraph, we terminated our Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. dated July 3, 2007, as amended (the “Loan Agreement”) and repaid outstanding indebtedness under the Loan Agreement in the aggregate principal amount of approximately $13.5 million. We also terminated our Financing Agreement with Ableco Finance LLC dated July 3, 2007, as amended (the “Financing Agreement”) and repaid outstanding indebtedness under the Financing Agreement in the aggregate principal amount of approximately $30.6 million. Outstanding balances under the Loan Agreement and the Financing Agreement were paid with borrowings under the Credit Agreement and available cash.

Segment reporting

See Note 20 to the Company’s audited financial statements for the year ended December 31, 2009, included elsewhere in this report.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy these documents at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s Public Reference Room. In addition, the SEC maintains an Internet website at http://www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

We make available at no cost on our website, www.metalico.com, our reports to the SEC and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. Interested parties should refer to the Investors link on the home page of our website located at www.metalico.com. Information contained on our website is not incorporated into this report. In addition, our Code of Business Conduct and Ethics and Insider Trading Policy, the charters for the Board of Directors’ Audit Committee and Compensation Committee, and the Board’s Statement of Nominating Principles and Procedures, all of which were adopted by our Board of Directors, can be found on the Company’s website through the Corporate Governance link on the Investors page. We will provide these governance documents in print to any stockholder who requests them. Any amendment to, or waiver of, any provision of the Code of Ethics and any waiver of the Code of Business Conduct and Ethics for directors or executive officers will be disclosed on our website under the Corporate Governance link.

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

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by our management at least annually for impairment. Events and conditions that could result in impairment include changes in the industries in which we operate, as well as competition, a significant product liability or environmental claim, or other factors leading to reduction in forecasted sales or profitability. At December 31, 2008, our market capitalization did not exceed total shareholders’ equity, which is one of many factors that are considered when determining goodwill impairment, and it required us to incur a significant charge for impairment. As such, we recorded an impairment charge of $36.3 million to goodwill and $22.8 million to other intangibles for the year ending December 31, 2008. None of our goodwill or other intangibles were impaired as of December 31, 2009. Going forward, if, upon performance of an impairment assessment, it is determined that such assets are impaired, additional impairment charges may be recognized by reducing the carrying amount and recording a charge against earnings. Should current economic and equity market conditions deteriorate, it is possible that we could have additional material impairment charges against earnings in a future period.

Our significant indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

As of December 31, 2009, the total outstanding principal amount of debt outstanding was $118.0 million, before debt discount of $1.2 million related to our 7% convertible notes and the application of cash and cash equivalents of $4.9 million available for repayment of such indebtedness. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments, we will incur additional indebtedness in the future. After giving effect to the new Credit Agreement as further described in Note 10 to our financial statements, we anticipate our debt service payment obligations during the next twelve months, to be approximately $16.0 million, comprised of principal coming due within the next twelve months of $8.5 million plus interest of $7.5 million on our total debt outstanding. As of December 31, 2009, approximately $30.6 million of our debt accrued interest at variable rates. This same debt amount would also be subject to variable interest rates under the new Credit Agreement. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Based on actual amounts outstanding as of December 31, 2009 and giving effect to the new Credit Agreement, if the interest rate on our variable rate debt were to increase by 1%, our annual debt service payment obligations would increase by $306,000. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:

•	general domestic and global economic conditions, including metal market conditions;

•	a substantial portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;

•	we have increased vulnerability to adverse general economic and metals recycling industry conditions; and

•	we may be vulnerable to higher interest rates because interest expense on borrowings under our loan agreement is based on margins over a variable base rate.

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

Under our Credit Agreement, we are required to satisfy specified financial covenants, including minimum EBITDA, fixed charge coverage ratio and capital expenditure covenants. Although we are currently in compliance with the covenants and satisfy our financial tests, we have in the past been in technical default under certain of our prior loan facilities, all of which had been waived. In addition, we have in the past adjusted covenants contained in our prior loan facilities to protect against noncompliance and prepaid some of our outstanding debt. Our ability to comply with these specified financial covenants may be affected by general economic and industry conditions, which have continued to deteriorate, as well as market fluctuations in metal prices and other events beyond our control. In particular, due to current economic conditions, we do not know if we will be able to satisfy all such covenants in the future. Our breach of any of the covenants contained in agreements governing our indebtedness, including our Credit Agreement, could result in a default under such agreements. In the event of a default, a lender could elect not to make additional loans to us, could require us to repay some of our outstanding debt prior to maturity, and/or to declare all amounts borrowed by us, together with accrued interest, to be due and payable. In the event that this occurs, we would likely be unable to repay all such accelerated indebtedness.

We have pledged substantially all of our assets to secure our borrowings and are subject to covenants that may restrict our ability to operate our business.

Any indebtedness that we incur under our existing Credit Agreement is secured by substantially all of our assets other than real estate, which is subject to a negative pledge. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditors to satisfy our obligations to the secured creditors.

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

We continuously evaluate potential acquisitions. We may not be able to complete any acquisitions on favorable terms or at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

•	the diversion of our management’s attention from our everyday business activities;

•	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business, including managing such acquired businesses either through our senior management team or the management of such acquired business; and

•	the need to expand management, administration, and operational systems.

If we make such acquisitions we cannot predict whether:

•	we will be able to successfully integrate the operations and personnel of any new businesses into our business;

•	we will realize any anticipated benefits of completed acquisitions; or

•	there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with environmental liabilities undiscovered at the time of acquisition.

•	In addition, future acquisitions by us may result in:

•	potentially dilutive issuances of our equity securities;

•	the incurrence of additional debt;

•	restructuring charges; and

•	the recognition of significant charges for depreciation and amortization related to intangible assets.

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

Our ability to process and fulfill orders and manage inventory depends on the efficient and uninterrupted operation of our facilities. In addition, our products are usually transported to consumers by third-party truck, rail carriers and barge services. As a result, we rely on the timely and uninterrupted performance of third party shipping companies and dock workers. Any interruption in our operations or interruption or delay in transportation services could cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused or result in higher transportation costs. As a result, our relationships with our consumers and our revenues and results of operations and financial condition could be materially and adversely affected.

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

Our operations depend heavily on the skills and efforts of our senior management team, including Carlos E. Agüero, our Chairman, President and Chief Executive Officer, Michael J. Drury, our Executive Vice-President, and the other employees who constitute our executive management team. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. We have employment agreements with Messrs. Agüero and Drury and certain other members of our management team that expire in December 2012. However, there can be no assurance that we will be able to retain the services of any of these individuals. We face intense competition for qualified personnel, and many of our competitors have greater resources than we have to hire qualified personnel. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our ability to manage our business.

The concentration of our consumers and our exposure to credit risk could have a material adverse effect on our results of operations and financial condition.

Sales to our ten largest consumers represented approximately 42.4% of consolidated net sales for the year ended December 31, 2009 and 55.4% of consolidated net sales for the year ended December 31, 2008. Sales to our largest consumer represented approximately 18.0% of consolidated net sales for the year ended December 31, 2009 and 30.0% of consolidated net sales for the year ended December 31, 2008. In connection with the sale of our products, we generally do not require collateral as security for consumer receivables and do not maintain credit insurance. We have significant balances owing from some consumers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables. The loss of a significant consumer or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

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

As of December 31, 2009, approximately 46 of our employees located at our facility in Granite City, Illinois were represented by the United Steelworkers of America and approximately 19 of our employees located at our scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Joint Board, formerly an affiliate of Unite Here. Our agreement with the United Steelworkers of America expires on March 15, 2011 and our agreement with the Joint Board expires on June 25, 2011. Although we are not aware at this time of any current attempts to organize other employees of ours, our employees may organize in the future. If we are unable to successfully renegotiate the terms of the contracts governing our employees currently or in the future or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be materially and adversely affected.

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

Our amended and restated certificate of incorporation, our bylaws, Delaware law and certain instruments binding on us contain provisions that could discourage a change in control.

Some provisions of our amended and restated certificate of incorporation and bylaws, as well as Delaware law, may be deemed to have an anti-takeover effect or may delay or make more difficult an acquisition or change in control not approved by our Board of Directors, whether by means of a tender offer, open market purchases, a proxy contest or otherwise. These provisions could have the effect of discouraging third parties from making proposals involving an acquisition or change in control, although such a proposal, if made, might be considered desirable by a majority of our stockholders. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management team without the concurrence of our Board of Directors. In addition, our outstanding convertible notes and certain of our warrants also contain change in control provisions that could discourage a change in control.

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

The market price of our common stock has been volatile over the past twelve months and may continue to be volatile.

The market price of our common stock has been volatile over the past twelve months and it may continue to be volatile. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting our industries, the performance of each of our business segments, our capital structure (including the amount of our indebtedness), general economic, industry and market conditions, especially in light of the current economic crisis in the United States and elsewhere, the depth and liquidity of the market for our common stock, fluctuations in metal prices, investor perceptions of our business and us, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this prospectus supplement and the accompanying prospectus.

Future sales of our common stock, including sales of our common stock acquired upon the exercise of outstanding options or warrants or upon conversion of our outstanding convertible notes, may cause the market price of our common stock to decline.

We had 46,425,224 shares of common stock outstanding as of December 31, 2009. In addition, options to purchase an aggregate of 2,101,632 shares of our common stock were outstanding, of which 1,105,397 were vested as of December 31, 2009. All remaining options will vest over various periods ranging up to a three-year period measured from the date of grant. As of December 31, 2009, the weighted-average exercise price of the vested stock options was $8.03 per share. As of December 31, 2009, we also had warrants to purchase an aggregate of 1,424,231 shares of common stock outstanding, at a weighted-average exercise price of $12.88 per share and convertible notes in the principal amount of $81.6 million outstanding, which are convertible at a price of $14.00 per share. The convertible notes contain “weighted average” anti-dilution protection which provides for an adjustment of the conversion price of the notes in the event that we issue shares of our common stock or securities convertible or exercisable for shares of our common stock at a price below the conversion price of the notes. The amount of any such adjustment will depend on the price such securities are sold at and the number of shares issued or issuable in such transaction. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions and financings, including this offering, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

A significant portion of our outbound ferrous scrap products are shipped in rail cars generally provided by the railroad company that services seven of our scrap locations.

Fabrication facilities include shot towers, rolling mills of various sizes, extrusion presses, mold casting lines and refining kettles used to process and make a variety of lead-based products.

The following table sets forth information regarding our principal properties:

		Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned

Metalico, Inc. 186 North Ave. East Cranford, NJ	Corporate Headquarters	6,190	N/A	Leased(1)
Mayco Industries, Inc. 18 West Oxmoor Rd. Birmingham, AL	Office/ Lead Product Fabrication and Manufacturing and Storage	96,183	7.5	Owned
19 West Oxmoor Rd. Birmingham, AL	Warehouse	75,000	1.7	Leased(2)
1200 16th St. Granite City, IL	Office/ Lead Product Fabrication	180,570	12.5	Owned
Metalico Buffalo, Inc. 127 Fillmore Ave	Office/Scrap Processor/ Metal Storage	312,966	24	Owned
Buffalo, NY 2504 South Park Ave Lackawanna, NY	Office/Buying Center	4,584	1.0	Leased(3)
Metalico Rochester, Inc. 1515 Scottsville Rd.	Office/Scrap Processor/ Metal Storage	74,175	12.7	Owned
Rochester, NY 50 Portland Ave. Rochester, NY	Office/Scrap Processor/ Metal Storage	27,500	3.2	Owned
West Coast Shot, Inc. 32 Red Rock Rd. Carson City, NV	Office/Storage	6,225	1.5	Owned
Metalico Transport, Inc. 1951 Hamburg Turnpike Lackawanna, NY	Office/Scrap Handling/ Rail Sittings for Transshipping/Storage	28,992	12	Leased(4)
Metalico Aluminum Recovery, Inc. 6443 Thompson Rd. Dewitt, NY	Office/ Scrap Handling/ Aluminum Melting/ De-Ox Production/Storage	108,000	22	Owned
Metalico Niagara, Inc. 2133 Maple Ave. Niagara Falls, NY	Office/Scrap Processor/ Metal Storage	4,050	1	Leased(5)
Santa Rosa Lead Products, Inc. 33 So. University St. Healdsburg, CA	Office/ Lead Product Fabrication and Storage	14,000	1.5	Leased(6)
3949 Guasti Rd. Ontario, CA	Office/Production/Storage	6,160	N/A	Leased(7)
Metalico Transfer, Inc. 150 Lee Road Rochester, NY	Office/ Waste Transfer Station	35,000	5	Owned
Totalcat Group, Inc. 2-20 E. Peddie Street Newark, NJ	Office/Catalytic Converter Processor/ Material Storage	22,000	N/A	Leased(8)
901 South Bolmar St. West Chester, PA	Office/ Production/ Material Storage	8,160	N/A	Leased(9)

		Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned

Metalico Akron, Inc 888 Hazel Street Akron, OH	Office/Scrap Processor/ Metal Storage	6,660	10.3	Owned
943 Hazel Street Akron, OH	Scrap Processor/ Metal Storage	34,350	19.7	Owned
Tranzact, Inc. 1185 Lancaster Pike Quarryville, PA	Office/ Scrap Processor/ Metal Storage	12,000	2.7	Leased(10)
American Catcon, Inc. 17401 Interstate Highway 35 Buda, TX	Office/Catalytic Converter Processor Material Storage	30,000	10	Leased(11)
4577 Mint Way Dallas, TX	Office/Catalytic Converter Processor/ Material Storage	6,664	N/A	Leased(12)
10123 Southpark Drive Gulfport, MS	Office/Catalytic Converter Processor/ Material Storage	10,000	2.5	Owned
Metalico Pittsburgh, Inc. 3100 Grand Avenue Neville Township, PA	Office/ Scrap Processor/ Metal Storage	751,878	17.26	Owned
3400 Grand Avenue Neville Township, PA	Office/ Scrap Processor/ Metal Storage	247,734	5.68	Owned
996 Brownsville Road Fayette City, PA	Office/ Scrap Processor/ Metal Storage	80,136	1.84	Owned
1093 Fredonia Road Hadley, PA	Office/ Scrap Processor/ Metal Storage	5,096	4.92	Owned
1046 Brownsville Road Fayette City, PA	Office/ Scrap Processor/ Metal Storage	19,705	10.67	Owned
2024 Harmon Creek Road Colliers, WV	Office/ Scrap Processor/ Metal Storage	5,050	3.28	Owned
96 Oliver Road Uniontown, PA	Office/ Scrap Processor/ Metal Storage	4,000	18.6	Leased (13)
Metalico Youngstown, Inc. 100 Division Street Youngstown, OH	Office/ Scrap Processor/ Metal Storage	5,226	16.86	Leased (14)
1420 Burton Street SE Warren, OH	Office/ Scrap Processor/ Metal Storage	6,250	2.15	Leased (14)
3108 DeForest Road Warren, OH	Office/ Scrap Processor/ Metal Storage	7,920	4.52	Leased (14)

(1)	The lease on our corporate headquarters expires June 30, 2012, subject to an automatic renewal clause for two successive three-year periods that is effective unless we give notice at least 180 days prior to the then-effective termination date. The current annual rent is $162,580.

(2)	The lease expires December 31, 2010. The lessor may terminate at any time on thirty days’ written notice. The annual rent was $39,000 for the year ending December 31, 2009 and is $39,000 for the year ending December 31, 2010.

(3)	The lease expires August 31, 2013. We have the right to renew for one additional term of two years. The current aggregate monthly rent is $5,125.

(4)	This is a month to month lease at $3,500 a month that includes access to 750 feet of railroad.

(5)	The lease expires October 31, 2010. We have rights to renew for two consecutive terms of five additional years. The annual rent is $30,000. We also have an option to purchase the underlying premises for a price to be determined. The option expires upon the expiration of the term of the lease, including any renewal terms.

(6)	The lease expires April 30, 2013. The current monthly rent is $8,800 and the annual rent is $105,600.

(7)	The lease expires July 31, 2010. Monthly rent is $5,914.

(8)	The lease expires February 28, 2013. The annual rent is $208,260.

(9)	The lease expires August 14, 2011. The annual rent for 2010 is $133,477 and $88,985 through the August 14, 2011 expiration date. We have the right, with at least nine months prior written notice to the landlord, to extend the lease for two additional three-year terms.

(10)	The lease expires May 31, 2012 with an option to renew for one five-year period. The annual rent for the initial term is $84,000. Annual rent for renewal term is $96,600. Renewal is automatic unless tenant sends written notice not less than six months prior to expiration of first term.

(11)	The lease expires January 31, 2013. The annual rent is $366,323. Tenant has the right, with at least ninety days prior written notice to the landlord, to extend the lease for one additional five-year term. Annual rent for each year in the renewal term would increase in accordance with increases in the Consumer Price Index. Tenant also holds an option to purchase the premises.

(12)	The lease expires June 30, 2010. The remaining rent through expiration is $12,894.

(13)	The lease expires April 30, 2018. The annual rent is $34,000.

(14)	The combined lease for these three locations expires March 31, 2010. The monthly rent is $6,000. We hold an option to purchase the properties that has been exercised. If closing does not occur by March 31, 2010, the lease will continue month to month.

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

Our Gulf Coast Recycling, Inc. subsidiary (“Gulf Coast”), previously located in Tampa, Florida, is a party to four consent orders and two settlement agreements governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders and pursuant to those agreements has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders and settlement agreements. Substantially all of Gulf Coast’s assets, including its real property interests, were sold on May 31, 2006 and Gulf Coast is no longer responsible for on-site or adjacent remediation or monitoring.

Our previously disclosed dispute with Niles Iron & Metal Company, Inc. (“NIMCO”) has been resolved. In September of 2006, NIMCO filed suit against Metalico, Inc. and Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., in the Court of Common Pleas of Trumbull County, Ohio, after the contemplated purchase of NIMCO’s assets by Metalico did not close. In December of 2009, the parties agreed to settle the dispute. On December 18, 2009 the Court entered a dismissal of all claims and counterclaims.

Our previously disclosed dispute involving the acquisition of certain assets by our Metalico Catcon, Inc. subsidiary, now known as American Catcon, Inc. (“American Catcon”) has also been resolved. On January 25, 2008, American Catcon closed a purchase of substantially all of the operating assets of American Catcon Holdings, LLC (“ACC”) and retained a principal of ACC as general manager. In October of 2008, American Catcon terminated the general manager and, with Metalico, Inc., commenced arbitration against him, ACC, and its owners in connection with representations made at closing. The manager counterclaimed for wrongful termination. On June 17, 2009, ACC Texas filed a separate suit in the U.S. District Court for the Western District of Texas seeking to enforce a guaranty of a seller’s note by Metalico, Inc. outside the arbitration proceeding. On August 6, 2009, the court granted the Company’s motion to stay the suit pending the outcome of the arbitration proceeding. In December of 2009 the parties settled all claims and counterclaims and subsequently withdrew all pending proceedings.

We know of no material existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trading in our common stock commenced on the American Stock Exchange (now known as NYSE Amex) on March 15, 2005 under the symbol “MEA.” The table below sets forth, on a per share basis for the period indicated, the high and low closing sale prices for our common stock as reported by NYSE Amex.

	Price Range
	High	Low

Year End December 31, 2009
First Quarter	$3.66	$1.41
Second Quarter	$5.26	$1.81
Third Quarter	$4.99	$3.31
Fourth Quarter	$4.98	$3.81
Year End December 31, 2008
First Quarter	$13.00	$8.80
Second Quarter	$18.44	$9.71
Third Quarter	$17.60	$5.00
Fourth Quarter	$5.35	$1.27

The closing sale price of our common stock as reported by NYSE Amex on March 10, 2010 was $6.03.

Holders

As of March 10, 2010, there were 319 holders of record of our common stock, 24 holders of warrants to purchase our common stock, and 117 holders of stock options exercisable for shares of our common stock.

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

The following table provides certain information regarding our equity incentive plans as of December 31, 2009.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average Exercise	Future Issuance Under
	be Issued Upon Exercise	Price of Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))

Equity compensation plans approved by security holders	1,105,397	$8.03	4,642,522
Equity compensation plans not approved by security holders	—		—

Total	1,105,397	$8.03	4,642,522

Stockholder Performance

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the Standard & Poor’s Iron and Steel Industry Index Group from March 15, 2005, the first day of public trading of our common stock on the American Stock Exchange (now known as NYSE Amex), through December 31, 2009. The graph assumes that $100 was invested in the Company’s Common Stock and each index on March 15, 2005, and that all dividends were reinvested.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

Comparison of Cumulative Total Return

	3/15/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009

Metalico. Inc.	100.0	58.3	97.1	207.9	29.8	94.6
Russell 2000 Index	100.0	107.4	125.7	122.2	79.7	99.8
S&P Steel Index	100.0	104.9	184.4	219.8	103.5	130.1

Item 6.	Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

The selected historical financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 2009, 2008 and 2007 and the selected balance sheet data as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected income statement data for the years ended December 31, 2006 and 2005 and the selected balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
	($ thousands, except share data)

Selected Income Statement Data:
Revenue	$291,733	$818,195	$334,213	$207,655	$155,237

Costs and expenses
Operating expenses	239,647	756,099	278,256	170,090	126,150
Selling, general and administrative expenses	25,994	30,146	20,315	13,772	11,492
Impairment charges	—	59,043	—	—	—
Depreciation and amortization	13,240	12,864	6,279	3,890	3,589
Gain on acquisition	(866)	—	—	—	—

	278,015	858,152	304,850	187,752	141,231

Operating income (loss)	$13,718	$(39,957)	$29,363	$19,903	$14,006

Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(3,640)	$(42,430)	$15,671	$11,619	$6,933
Discontinued operations	195	(1,230)	(918)	(1,291)	(1,344)

Net (loss) income	$(3,445)	$(43,660)	$14,753	$10,328	$5,589

(Loss) Earnings per common share:
Basic:
Income (loss)from continuing operations	$(0.08)	$(1.21)	$0.54	$0.46	$0.29
Discontinued operations, net	0.00	(0.04)	(0.03)	(0.05)	(0.06)

Net income (loss)	$(0.08)	$(1.25)	$0.51	$0.41	$0.23

Diluted:
Income (loss) from continuing operations	$(0.08)	$(1.21)	$0.53	$0.45	$0.29
Discontinued operations, net	0.00	(0.04)	(0.03)	(0.05)	(0.06)

Net income (loss)	$(0.08)	$(1.25)	$0.50	$0.40	$0.23

Weighted Average Common Shares Outstanding:
Basic	41,200,895	35,136,316	29,004,254	24,922,942	24,133,406

Diluted	41,200,895	35,136,316	29,338,751	26,016,562	24,317,088

Selected Balance Sheet Data:
Total Assets	$293,416	$340,293	$269,570	$118,407	$101,437
Total Debt (Including Current Maturities)	$116,793	$184,709	$95,103	$18,502	$29,318
Redeemable Preferred and Common Stock	$—	$4,000	$—	$—	$1,000
Stockholders’ Equity	$150,257	$112,972	$124,017	$73,713	$55,011

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

We operate in twenty-eight locations primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”) and (ii) product manufacturing, fabricating, and refining of lead and other metals (“Lead Fabricating”). The Scrap Metal Recycling segment includes twenty-four scrap metal recycling facilities located in New York, New Jersey, Ohio, Pennsylvania, Texas, Mississippi, and West Virginia, and an aluminum de-ox plant located in Syracuse, New York.

The Lead Fabricating segment includes four lead fabrication and recycling plants located in Birmingham, Alabama; Healdsburg and Ontario, California and Granite City, Illinois.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Areas that require significant judgments, estimates, and assumptions include accounting for revenues; accounts receivable and allowance for uncollectible accounts receivable; derivatives and hedging activities; environmental and litigation matters; the testing of goodwill; stock-based compensation; and income taxes. Management uses historical experience and all available information to make these judgments, estimates, and assumptions, and actual results may differ from those used to prepare the Company’s Consolidated Financial Statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes provide a meaningful and fair perspective of the Company.

The critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in Note 1 to the Consolidated Financial Statements located elsewhere in this filing

Revenue recognition:  Revenue from product sales is recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers. Title for the Company’s products transfers upon shipment, based on free on board (“FOB”) terms. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. Historically, there have been very few sales returns and adjustments in excess of reserves for such instances that would impact the ultimate collection of revenues therefore, no material provisions have been made when a sale is recognized.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable:  Accounts receivable consists primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $1.2 million and $1.9 million as of December 31, 2009 and 2008, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

Derivatives and Hedging:  We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. We use forward sales contracts with PGM substrate processors to protect against volatile commodity prices. This process ensures a fixed selling price for the material we purchase and process. We secure selling prices with PGM processors, in ounces of Platinum, Palladium and Rhodium, in incremental lots for material which we expect to purchase within an average 2 to 3 day time period. However, these forward sales contracts with PGM substrate processors are not subject to any hedge designation as they are considered within the normal sales exemption provided by ASC Topic 815.

We have in the past entered into interest rate swaps to manage interest rate risk associated with our variable-rate borrowings. In connection with the new Credit Agreement entered into on March 2, 2010, with JP Morgan Chase Bank, N.A., the Company was required to terminate the $20.0 million interest rate swap contract. As a result, the Company paid $760,000 to terminate the interest rate swap contract. With the termination of the interest rate swap contract, no other interest rate swap agreement is outstanding.

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

For purposes of this testing, the Company has determined to have six reporting units as follows: Lead Fabricating and Recycling, New York Scrap Recycling, Pittsburgh Scrap Recycling, Akron Scrap Recycling, Newark PGM Recycling and Texas PGM Recycling. The Youngstown operation was not assessed for impairment since its acquisition date and the date of our impairment testing were very close in time.

In determining the carrying value of each reporting unit, management allocates net deferred taxes and certain corporate maintained liabilities specifically allocable to each reporting unit to the net operating assets of each reporting unit. The carrying amount is further reduced by any impairment charges made to other indefinite lived intangibles of a reporting unit.

Since market prices of our reporting units are not readily available, we makes various estimates and assumptions in determining the estimated fair values of the reporting units. The evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We use a discounted cash flow model (DCF Model) to estimate the current fair value of our reporting units when testing for impairment. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes, profit margins, tax rates, capital spending, discount rate, and working capital changes. Forecasts of operating and selling, general and administrative expenses are generally based on historical relationships of previous years. When applying the DCF Model, the cash flows expected to be generated are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital (WACC), is calculated by weighting the required returns on interest-bearing debt and common equity in proportion to their estimated percentages in an expected capital structure. For our 2009 analysis, we arrived at a discount rate of 17.5%. The inputs used in calculating the WACC include (i) average of capital structure ratios used in previous Metalico acquisition valuations, (ii) an estimate of combined federal and state tax rates (iii) the cost of Baa rated debt based on Moody’s Seasoned Corporate Bond Yields December 1, 2009 and (iv) a 22.3% required return on equity determined under the Modified Capital Asset Pricing (CAPM) model.

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

At December 31, 2008, we performed our annual testing for impairment of goodwill. As part of our assessment of the recovery of goodwill, we conducted an extensive valuation analysis using an income approach based upon a five-year financial projection that took into consideration the current weak economic conditions with modest recovery occurring in the second half of 2009. The impairment analysis indicated that impairment existed at four reporting units and the Company recorded a goodwill impairment charge of $36.3 million for the year ended December 31, 2008.

At December 31, 2009, the financial markets and industry in which we operate have improved from the conditions that existed at December 31, 2008. Additionally, we have experienced an increase in the price of our common stock and total market capitalization value. At December 31, 2009, the Company’s market capitalization exceeded total stockholders’ equity by approximately $78.2 million. Significant improvements in economic conditions in industries in which we purchase and sell material have resulted in forecasts which, when used in our DCF model, support the carrying value of our goodwill in all of our reporting units. As such, no indicators of impairment were identified for the year ended December 31, 2009.

Intangible Assets and Other Long-Lived Assets:  The Company tests indefinite-lived intangibles such as trademarks and tradenames for impairment by comparing the carrying value of the intangible to the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment.

The Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At December 31, 2009, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

Stock-based Compensation:  We recognize expense for equity based compensation ratably over the requisite service period based on the grant date fair value. We calculate the fair value of the award on the date of grant using the Black-Scholes method. The fair value of new stock options is estimated using a lattice-pricing model. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility in our stock price, annual forfeiture rates, and exercise behavior. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.

Income taxes:  Our provision for income taxes reflects income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabricating segment ($, pounds and tons in thousands):

	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
		Net			Net			Net
	Weight	Revenues	%	Weight	Revenues	%	Weight	Revenues	%

Scrap Metal Recycling
Ferrous metals (weight in tons)	306.6	$77,954	26.7	439.7	$214,680	26.2	286.0	$78,699	23.6
Non-ferrous metals (weight in lbs.)	94,560	81,927	28.1	128,038	172,715	21.1	88,055	129,032	38.6
Platinum group metals (weight in lbs.)	2,970	69,357	23.8	7,929	336,330	41.1	970	33,163	9.9

Total Scrap Metal Recycling		229,238	78.6		723,725	88.4		240,894	72.1
Lead Fabricating (weight in lbs.)	58,341	62,495	21.4	55,492	89,346	10.9	61,686	93,319	27.9
Other	—	—	—	—	5,124	0.7	—	—	—

Total Revenue		$291,733	100.0		$818,195	100.0		$334,213	100.0

The following table sets forth information regarding average Metalico selling prices for the past eight quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

	Average	Average	Average	Average
	Ferrous	Non-Ferrous	PGM	Lead
For the quarter ending:	Price per ton	Price per lb.	Price per lb	Price per lb.

December 31, 2009	$292	$0.92	$24.04	$1.39
September 30, 2009	$269	$0.98	$23.52	$1.17
June 30, 2009	$205	$0.83	$24.77	$0.94
March 31, 2009	$252	$0.68	$17.38	$0.95
December 31, 2008	$329	$1.11	$20.92	$1.34
September 30, 2008	$536	$1.36	$39.32	$1.53
June 30, 2008	$555	$1.41	$50.51	$1.73
March 31, 2008	$376	$1.39	$44.35	$1.78

For most scrap processors, early 2009 mirrored the weak pricing and anemic demand of the latter part of 2008 brought on by the global financial crisis. Starting in the middle of the second quarter of 2009, domestic scrap prices have steadily improved mostly due to export demand. This relative strength in export markets driven by improved production at foreign mills and attractiveness of U.S.-produced scrap, combined with recent signs of improvement in production at U.S. domestic mills, have contributed to steady increases in ferrous scrap metal prices.

The results of the Scrap Metal Recycling segment operations depend in large part upon demand and prices for recycled metals in world markets. Scrap sold into the export market is principally shipped from the United States and Europe, where in less developed countries scrap is consumed internally. Despite dramatic declines in domestic scrap demand, U.S. export markets have been relatively robust in 2009 despite the global economic slowdown. Turkey has become a significant destination for U.S.-produced scrap (21% of total exports in 2008) followed by China, South Korea, Taiwan and Canada. Ultimately, the health of foreign economies and regions will dictate overseas demand for U.S.-produced scrap, although factors including a weak U.S. dollar and more favorable freight rates may also further support the attractiveness of U.S.-processed scrap to overseas consumers. Freight costs attached to shipments overseas are passed through by processors to the customer. Higher freight costs can influence demand for domestic scrap as foreign mills may search elsewhere for less expensive sources.

The domestic steel industry’s long climb back to better health continued into late 2009. Steel producers in the United States, according to the American Iron and Steel Institute (AISI), produced nearly 1.55 million tons of raw steel in the week ending December 12, 2009. This was up by 1.9 percent compared to the week before and up dramatically from the less than 1 million tons that were produced during the same week of the previous year. As such, ferrous scrap prices took a sharp upward turn in December of 2009. The December rebound was anticipated by scrap recyclers as early as mid-November, as domestic steel mill buyers began to reemerge to compete for material with overseas bulk cargo and containerized scrap buyers. Many processors have indicated that domestic mills may have allowed their inventories to sink too low early in the fourth quarter of 2009, forcing them to pick up the pace of their buying in late November and December.

Prices for non-ferrous metals reached record levels in 2008 and fell sharply in the second half of 2008 on fears of a prolonged recession due in part to the world-wide credit crisis.

Increases in platinum and palladium prices throughout 2009 have been driven by strengthening industrial demand as well as speculative and investor interest in the anticipation of tightening medium-term fundamentals, particularly from the demand side. Increases in demand, fueled by government stimulus, have boosted global auto production. As a result, prices of platinum and palladium have rebounded sharply during in 2009. Platinum was testing $1,500 an ounce in early December, signaling a rise of 14% over the final quarter, a 12-month increase of 81% and 184% from its low of mid-November 2008. Palladium rose over 100% during the year, with prices increasing from $185 an ounce at the start of 2009 to $380 an ounce in early December — a 212% increase from November 2008.

The Lead Fabricating segment was impacted by the price of lead. Among industrial metals traded in London, lead posted the biggest gain. Since the end of 1999, lead prices more than quadrupled, leading gains among 36 exchange-traded raw materials in the U.S., Europe and Asia.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated net sales decreased by $526.5 million, or 64.3%, to $291.7 million in the year ended December 31, 2009, compared to consolidated net sales of $818.2 million in the year ended December 31, 2008. Acquisitions added $14.4 million to consolidated net sales. Excluding acquisitions, the Company reported decreases in average metal selling prices representing net sales of $190.2 million and a $350.7 million decrease attributable to lower selling volume.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales decreased by $136.7 million, or 63.7%, to $78.0 million in the year ended December 31, 2009, compared to ferrous sales of $214.7 million in the year ended December 31, 2008. Acquisitions added $11.0 million to ferrous sales in 2009. Excluding acquisitions, ferrous sales decreased by $147.7 million. The decrease in ferrous sales was attributable to lower average selling prices totaling $60.1 million and lower volume sold of 179,200 tons amounting to $87.6 million. The average selling price for ferrous products was approximately $254 per ton for the year ended December 31, 2009 compared to $488 per ton for the year ended December 31, 2008.

Non-Ferrous Sales

Non-ferrous sales decreased by $90.8 million, or 52.6%, to $81.9 million in the year ended December 31, 2009, compared to non-ferrous sales of $172.7 million in the year ended December 31, 2008. Acquisitions added $3.5 million to non-ferrous sales. Excluding acquisitions, non-ferrous sales decreased by $94.3 million. The decrease in non-ferrous sales was attributable to a decrease in average selling prices amounting to $42.1 million and lower sales volume totaling $52.2 million. The average selling price for non-ferrous products was approximately $0.87 per pound for the year ended December 31, 2009 compared to $1.35 per pound for the year ended December 31, 2008.

Platinum Group Metal Sales

Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals, platinum, palladium, and rhodium. PGM sales decreased $266.9 million, or 79.4%, to $69.4 million for the year ended December 31, 2009, compared to $336.3 million for the year ended December 31, 2008. The decrease in PGM sales was a result of lower sales volumes totaling $210.3 million and lower average selling prices totaling $56.6 million. The average selling price for PGM material was approximately $23.04 per pound for the year ended December 31, 2009 compared to $42.42 per pound for the year ended December 31, 2008, a decrease of approximately 45.7%. Total PGM sales volumes amounted 3.0 million pounds for the year ended December 31, 2009, compared to 7.9 million pounds sold for the year ended December 31, 2008.

Lead Fabricating

Sales

Lead fabrication sales decreased by $26.8 million, or 30.0%, to $62.5 million in the year ended December 31, 2009 compared to lead fabrication sales of $89.3 million in the year ended December 31, 2008. The decrease was due to lower average selling prices amounting to $31.4 million but was offset by higher volume sold totaling $4.6 million. The average selling price for lead fabricated products was approximately $1.07 per pound for the year ended December 31, 2009, compared to $1.61 per pound for the year ended December 31, 2008, a decrease of approximately 33.5%.

Operating Expenses

Operating expenses decreased by $516.5 million, or 68.3%, to $239.6 million for the year ended December 31, 2009 compared to operating expenses of $756.1 million for the year ended December 31, 2008. Acquisitions added $11.3 million to operating expenses. Excluding acquisitions, the decrease in operating expenses was due to a $505.8 million decrease in the cost of purchased metals and a $22.0 million decrease in other operating expenses. These operating expense changes include decreases in wages and benefits of $7.8 million, vehicle maintenance and repair expenses of $4.7 million, freight charges of $4.1 million, energy costs of $2.2 million, production and fabricating supplies of $1.1 million, other operating costs of $883,000 and a $1.2 million benefit from legal settlements.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $4.1 million, or 13.6%, to $26.0 million for the year ended December 31, 2009, compared to $30.1 million for the year ended December 31, 2008. Acquisitions added $889,000 to selling, general, and administrative expenses in 2009. Excluding acquisitions, significant changes in component expenses of selling, general and administrative costs include decreases in wages and benefits of $1.5 million, a reduction in reserves on uncollectible accounts receivable of $1.1 million, office expenses of $469,000, travel expenses of $427,000, advertising and promotional expenses of $391,000, commission expenses of $299,000 and other selling general and administrative costs of $893,000.

Impairment charges

Improvements in the global economic environment and commodity prices experienced throughout 2009 relative to the conditions that existed in the last several months of 2008 resulted in improved operating results in all of our reporting units. Additionally, our market capitalization exceeded the reported value of our net equity by $74.4 million at December 31, 2009. We also performed a review, and where necessary, required testing of long-lived assets. Our analysis indicated that no impairment charges to our goodwill, other intangibles and long-lived assets were required for the year ending December 31, 2009. For the year ending December 31, 2008, we recorded impairment charges of $36.3 million to goodwill and charges of $22.8 million for other intangible assets.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.4 million to $13.2 million, or 4.5% of sales, for the year ended December 31, 2009, compared to $12.8 million, or 1.6% of sales, for the year ended December 31, 2008. Acquisitions added $1.5 million to depreciation and amortization. Excluding acquisitions depreciation and amortization expense decreased $1.1 million primarily due to the impairment of amortizable intangible assets in 2008 that were not amortized in 2009.

Operating Income (Loss)

Operating income (loss) for the year ended December 31, 2009 increased by $53.7 million, or 134%, to $13.7 million compared to an operating loss of $40.0 million for the year ended December 31, 2008. Acquisitions added $1.8 million in operating income for the year ended December 31, 2009. Impairment charges in the year ending December 31, 2008, not incurred in the current year period contributed $59.0 million to the increase in operating income. Excluding acquisitions and the absence of impairment charges in 2009, operating income decreased by $7.1 million. This decrease in operating income primarily occurred in the Company’s Scrap metal recycling segment amounting to $19.0 million but was offset by increases in operating income from the Lead fabricating segment amounting to $10.6 million and $1.3 million in corporate and other.

Financial and Other Income/(Expense)

Interest expense was $15.9 million, or 5.4% of sales, for the year ended December 31, 2009, compared to $17.4 million, or 2.1% of sales, for the year ended December 31, 2008. The decrease in interest expense was the result of lower average outstanding debt balances. In 2009, we retired $70.4 million in debt through repayments and exchanges, and issued $2.5 million in new debt.

Other (expense)/income for the year ending December 31, 2009, includes a loss of $2.0 million to adjust financial instruments to their respective fair values as compared to $1.9 million in income for the year ending December 31, 2008.

We also recorded a $3.8 million loss for the year ending December 31, 2009 compared to a loss of $3.4 million loss for our share of Beacon Energy’s loss for the period beginning July 1, 2008 (the date of deconsolidation) and ending December 31, 2008. Our loss from Beacon for the year ending December 31, 2009 includes a $2.6 million write-down of the carrying value of our investment in Beacon and $1.2 million loss for our share of Beacon Energy’s loss for the year ending December 31, 2009.

For the year ending December 31, 2009, the Company recorded an $8.1 million gain on the Convertible Note exchange entered into with certain holders of the Company’s 7% convertible notes. No similar transaction occurred in the year ending December 31, 2008.

Income Taxes

For the year ended December 31, 2009, we recognized income tax expense of $1.7 million on a loss from continuing operations of $1.9 million resulting in an effective tax rate of negative 91%. For the year ended December 31, 2008, we recognized income tax benefit of $15.5 million on a loss from continuing operations of $58.4 million resulting in an effective income tax rate of approximately 27%. Our effective tax rate is influenced by permanent differences between income for tax purposes and income for book purposes such as fair value adjustments to financial instruments, stock based compensation, amortization of certain intangibles and changes to our valuation reserves on state net operating loss carryforwards.

Noncontrolling interest in Losses of Subsidiaries

The noncontrolling interest in losses of consolidated subsidiaries for the year ending December 31, 2009 was immaterial. The noncontrolling interest in losses of consolidated subsidiaries totaling $413,000 for the year ending December 31, 2008 includes $344,000 representing 53% of the net losses on Beacon Energy for the period beginning January 1, 2008 and ending on June 30, 2008, the date of deconsolidation. On June 30, 2008, Beacon Energy Corp. (now Beacon Energy Holdings, Inc.) ceased to be a consolidated subsidiary resulting from a reduction in our ownership percentage. The year ending December 31, 2008 also includes $69,000 representing 49% of the net loss of a joint venture operation acquired with the Totalcat acquisition.

Discontinued Operations

For the year ended December 31, 2009, we recorded income from discontinued operations of $357,000 ($195,000 net of income taxes), compared to a loss from discontinued operations of $2.0 million ($1.2 million, net of income tax benefit) for the year ending December 31, 2008. Discontinued operations for the year ending December 31, 2009, include $500,000 in proceeds from a former lead supplier of Gulf Coast Recycling in lieu of future potential liability claims and a $322,000 gain on the sale of the former secondary lead smelting and refining plant in College Grove, Tennessee. Offsetting these gains were environmental maintenance and response costs and legal fees for the Jernigan site in Seffner, Florida and certain other offsite remediation in the vicinity of Gulf Coast’s former smelting facility totaling $280,000. Environmental maintenance and response costs for the year ending December 31, 2008 amounted to $1.5 million. We also incurred environmental monitoring costs related to a former secondary lead smelting and refining plant in College Grove, Tennessee. Environmental expenses at the former College Grove facilities amounted to $185,000 and $520,000 for the years ending December 31, 2009 and December 31, 2008, respectively.

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

Impairment charges

Due to the economic environment, changes to the Company’s operating results and forecasts, and a significant reduction in the Company’s market capitalization, the carrying value of the Company’s goodwill and certain of its other long-lived assets exceeded their respective fair value at December 31, 2008. As a result of the goodwill and other long-lived asset impairment testing, we recorded impairment charges of $36.3 million to goodwill and charges of $22.8 million for other intangible assets for the year ending December 31, 2008. If current economic and equity market conditions persist, it is possible that we could have additional material impairment charges against earnings in a future period. No impairment charges were required for the year ending December 31, 2007.

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

Other income for the year ending December 31, 2008, includes income of $6.7 million to adjust the put warrant liability offset by expense of $4.7 million to adjust the make-whole agreement to their respective fair values. The warrants were issued in connection with common stock offering in April 2008 and the $100 million convertible note offering in May 2008. The obligation for make-whole agreements was issued in connection with the Pittsburgh acquisition on May 1, 2008. The warrants and make-whole agreements were not outstanding in the year ending December 31, 2007.

We also recorded a $3.4 million loss for our 36.6% share of Beacon Energy’s loss for the period beginning July 1, 2008 (the date of deconsolidation) and ending December 31, 2008. For the year ending December 31, 2007 and for January 1 through June 30, 2008 Beacon was included in consolidated results and included in operating income (loss).

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

Noncontrolling Interest in Losses of Subsidiaries

The noncontrolling interest in losses of consolidated subsidiaries for the year ending December 31, 2008 includes $344,000 representing 53% of the net losses on Beacon Energy for the period beginning January 1, 2008 and ending on June 30, 2008, the date of deconsolidation. On June 30, 2008, Beacon Energy Corp. (now Beacon Energy Holdings, Inc.) ceased to be a consolidated subsidiary resulting from a reduction in the Company’s ownership percentage. The year ending December 31, 2008 also includes $69,000 representing 49% of the net loss of a joint venture operation acquired with the Totalcat acquisition in July of 2007 and accounted for on the equity method. For the year ending December 31, 2007, noncontrolling interests include $366,000 representing 47% of the net loss of Beacon for the year end December 31, 2007 and. The year ended December 31, 2007 also includes $9,000 representing 50% of the net income of a joint venture operation acquired with the Totalcat acquisition in July of 2007 and accounted for on the equity method.

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

QUARTERLY FINANCIAL INFORMATION

	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
	(Unaudited)
	(In thousands, except share and per share data)

Selected Income Statement Data:
Revenue	$170,548	$295,062	$288,043	$64,542	$53,284	$62,348	$91,480	$84,621

Costs and expenses
Operating expenses	148,248	249,692	274,397	83,762	43,473	50,880	72,982	72,312
Selling, general and administrative expenses	7,154	11,804	3,592	7,596	6,309	5,399	7,578	6,708
Impairment Charges	—	—	—	59,043	—	—	—	—
Depreciation and amortization	2,027	3,494	3,305	4,038	3,287	3,307	3,174	3,472
Gain on acquisition	—	—	—	—	—	—	—	(866)

	157,429	264,990	281,294	154,439	53,069	59,586	83,734	81,626

Operating Income(Loss)	$13,119	$30,072	$6,749	$(89,897)	$215	$2,762	$7,746	$2,995

Income(loss) from continuing operations	$6,316	$8,244	9,705	$(67,108)	$(3,709)	$1,064	5,059	$(6,054)
Discontinued operations	(405)	(385)	(43)	(397)	158	24	(5)	18

Net Income (Loss)	5,911	7,859	9,662	(67,505)	(3,351)	1,088	5,054	(6,036)
Noncontrolling interests	158	252	2	1	—	—	—	—

Net Income (Loss) attributable to Company	$6,069	$8,111	$9,664	$(67,504)	$ (3,551)	$1,088	$5,054	$(6,036)

	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
	(Unaudited)
	(In thousands, except share and per share data)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.20	$0.24	$0.27	$(1.85)	$(0.10)	$0.03	$0.12	$(0.13)
Discontinued operations, net	(0.01)	(0.01)	—	(0.01)	—	—	—	—

Net income (loss)	$0.19	$0.23	$0.27	$(1.86)	$(0.10)	$0.03	$0.12	$(0.13)

Diluted:
Income(loss)from continuing operations	$0.20	$0.23	$0.25	$(1.85)	$(0.10)	$0.03	$0.12	$(0.13)
Discontinued operations, net	(0.01)	(0.01)	—	(0.01)	—	—	—	—

Net income (loss)	$0.19	$0.22	$0.25	$(1.86)	$(0.10)	$0.03	$0.12	$(0.13)

Weighted Average Common Shares Outstanding:
Basic	32,339,468	35,810,875	36,086,982	36,281,432	36,427,913	38,295,781	43,534,362	46,409,898

Diluted	32,787,293	41,057,092	43,679,145	36,281,432	36,427,913	38,354,045	43,534,362	46,409,898

LIQUIDITY AND CAPITAL RESOURCES

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of December 31, 2009 ($ in thousands):

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Debt Obligations(1)	$113,239	$538	$314	$30,978	$81,409
Capital Lease Obligations(2)	3,554	1,450	1,695	263	146
Operating Lease Obligations	3,905	1,518	2,088	186	113
Obligations under make-whole agreements(3)	1,204	1,204	—	—	—
Obligations under earnout agreements(4)	133	133	—	—	—
Letters of Credit	1,522	1,522	—	—	—
Environmental Obligations	2,012	662	252	75	1,023

Total	125,569	7,027	4,349	31,502	82,691
Proforma effect of new Credit Agreement(5)	—	6,526	6,000	(12,526)	—

Total after effect of new Credit Agreement	$125,569	$13,553	$10,349	$18,976	$82,691

(1)	Approximately 27% of debt obligations as of December 31, 2009 accrued interest at a variable rate (the lender’s base rate plus a margin). The remaining 73% of debt obligations as of December 31, 2009 required accrued interest at fixed rates (averaging 8.00% or less). Interest expense on debt obligation and capital lease obligations for 2010 is estimated to approximate $10.4 million calculated by multiplying the outstanding principal balance by the obligation’s applicable interest rate in effect at December 31, 2009. Interest expense for 2010 and thereafter will increase or decrease based on the amount of outstanding borrowings and fluctuations in market based interest rates.

(2)	Includes capital leases and installment notes.

(3)	Represents liability in connection with obligations to certain stockholders to maintain the value of stock provided in consideration of other assets.

(4)	Represents unpaid balance of earnout liability as of December 31, 2009 to former owner of Annaco, Inc. earned for results of Metalico Akron, Inc. for the year ending December 31, 2008. This amount was paid in January 2010.

(5)	After giving effect to the new Credit Agreement entered into on March 2, 2010, 27% of debt obligations will still accrue interest at a variable rate (the lender’s base rate plus a margin). Interest expense on debt obligations and capital lease obligations for 2010 is estimated to be approximately $7.5 million calculated by multiplying the outstanding principal balance by the obligation’s applicable interest rate in effect at December 31, 2009 on debt balances unaffected by the new Credit Agreement, and the effective rates as of March 2, 2010 on the amounts refinanced by the new credit agreement. Interest expense for 2010 and thereafter will increase or decrease based on the amount of outstanding borrowings and fluctuations in market based interest rates.

Cash Flows

For the year ended December 31, 2009, we used $25.7 million in our operating activities compared to $58.7 million generated in the year ending December 31, 2008. For the year ended December 31, 2009, a net loss of $3.4 million and changes in working capital components of $39.2 million was offset by net non-cash items totaling $16.9 million. Non-cash items included $14.5 million in depreciation and amortization, $2.5 million in stock-based compensation expense, $2.0 million in fair value adjustments to financial instruments, $3.5 million in changes to deferred income taxes, $4.2 million for our share of Beacon Energy’s loss and other non-cash items totaling $398,000. These positive non-cash items were offset by $8.1 million gain on debt extinguishment, $1.3 million in gain recorded in settlements of litigation and $866,000 gain recorded on business acquisitions. Changes for reduction in working capital items include $20.3 million for increases in inventory, $10.0 million in increased accounts receivable balances and $15.0 million in reductions in accounts payable and accrued expenses. These working capital items were offset by $6.1 million in decreases in prepaid and other items. For the year ended December 31, 2008, a net loss of $43.7 million was offset by net non-cash items totaling $73.7 million and changes in working capital of $28.6 million. Non-cash items included $59.0 million of impairment charges to goodwill and other intangibles, $13.6 million in depreciation and amortization, $7.8 million in inventory markdowns to market value, $6.2 million in reserve allowances for uncollectible receivables and vendor advances and $3.4 million for our share of Beacon Energy’s loss. These positive non-cash items were offset by $16.3 million in deferred income taxes. Changes for reduction in working capital items include $24.5 million for reductions in inventory, $23.8 million in reduced accounts receivable balances and $309,000 for reductions in prepaid and other items. These working capital items were offset by $20.0 million in reductions in accounts payable and accrued expenses. For the year ended December 31, 2007, net income of $14.8 million and net non-cash items totaling $6.8 million, comprised primarily of depreciation and amortization, were offset by a $29.6 million change in components of working capital. The changes in working capital included an increase in accounts receivable of $15.1 million due to higher sales, an increase in inventories of $17.2 due to higher commodity prices and a $1.9 million increase in prepaid expenses. These items were offset by a $4.6 million increase in accounts payable and accrued expenses.

We used $5.4 million in net cash for investing activities for the year ended December 31, 2009 compared to using net cash of $116.3 million for the year ended December 31, 2008. For the year ended December 31, 2009, we paid $2.5 million to acquire businesses, and $3.0 million for purchases of equipment and capital improvements. For the year ended December 31, 2008 we paid $107.2 million in cash to acquire businesses, $11.1 million for purchases of equipment and capital improvements and invested $600,000 in biofuel related projects. These uses were offset by a $1.9 million reduction in restricted cash, a $600,000 change to other assets and we received $118,000 for the sale of equipment. For the year ended December 31, 2007 we paid $75.8 million in cash to acquire businesses, $11.6 million for purchases of equipment and capital improvements and restricted an additional $6.1 million for investments in biofuel activities and purchased a 40% interest in a biofuel processing concern for $3.6 million through Beacon Energy Corp. These amounts were offset by changes in other assets totaling $2.2 million.

For the year ended December 31, 2009, we used $26.9 million in financing activities compared to generating $117.3 million of net cash during the year ended December 31, 2008. For the year ending December 31, 2009, we repaid $50.3 million of debt, net of new borrowings and paid $1.4 million in debt issue costs on amendments to our loan agreements. These amounts were offset by $24.8 million in proceeds from the sale of our common stock. For the year ending December 31, 2008, we generated $125.3 million from new borrowings primarily the issuance of $100.0 million in 7% convertible notes, $28.5 million from the sale of common stock and $677,000 in proceeds from the exercise of common stock options. Our former Beacon Energy subsidiary received $3.9 million for the sale of its common stock and also received $1.7 million from the sale of convertible notes. Debt repayments totaled $37.1 million and we paid $5.8 million in debt issue costs primarily related to the $100.0 million convertible note offering. During the year ended December 31, 2007 we generated $104.8 million from financing activities comprised of $77.7 in proceeds from new borrowings, $34.0 million in proceeds for the issuance of Metalico common stock, both used primarily to acquire businesses, an additional $3.6 million in proceeds from the sale of Beacon Energy common stock and $859,000 in proceeds from the exercise of options and warrants to purchase common stock. These amounts were offset by $8.8 million in principal payments on debt and $2.6 million of debt issue costs incurred.

Financing and Capitalization

The Amended and Restated Loan and Security Agreement (the “Loan Agreement”) dated as of July 3, 2007, by and among the Company and certain of its subsidiaries as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto, as amended, consisted as of December 31, 2009 of senior secured credit facilities in the aggregate amount of $30.0 million, subject to a borrowing base, with a reserve of $15.0 million. Outstanding balances on the credit facility accrued interest at the Base Rate (a rate determined by reference to the prime rate) plus .25% (effective rate of 4.5% at December 31, 2009) or, at the Company’s election, the current LIBOR rate plus 2%.

As of December 31, 2009, we had approximately $13.5 million of borrowing availability under the Loan Agreement. No balance was outstanding under the Loan Agreement at December 31, 2009.

Under the terms of the Loan Agreement, the Company was responsible to the lenders for a monthly servicing fee, a contingent anniversary fee each May if its EBITDA for the fiscal year immediately prior to such anniversary date was less than its projected EBITDA for such fiscal year, unused line-of-credit and letter-of-credit fees equal to a percentage of the average daily unused portion of the revolving facility, and certain other fees. Lender fees (excluding those capitalized as debt issue costs in year of issuance) are included as a component of interest expense in the period assessed.

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

A summary of the debt reductions to our principal creditors and an estimate of annualized interest savings is as follows:

	Effective interest	Principal		Principal
	Rate as of	Balance		Balance	Annual
	December 31,	January 1,	Repayments	December 31,	Interest
	2009	2009	and Exchanges	2009	Savings(1)

Wells Fargo Foothill — Term loans	4.50%	$10,614	$(10,614)	$—	$478
Ableco Finance, LLC	14.00%	67,150	(36,520)	30,630	5,113
7% Convertible Notes	7.00%	100,000	(18,390)	81,610	1,287

Total		$177,764	$(65,524)	$112,240	$6,878

(1)	Calculated by multiplying the effective annual interest rate by the principal reductions made by repayments and debt for equity exchanges.

On March 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A. The new three-year facility consists of senior secured credit facilities in the aggregate amount of $65.0 million, including a $57.0 million revolving line of credit (the “Revolver”) and an

$8.0 million machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, are not to exceed the lesser of $57.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at our election, the current LIBOR rate plus 3.5%. The term loan bears interest at the Base Rate plus 2% or, at our election, the current LIBOR rate plus 4.25%. Under the Agreement, we will be subject to certain operating covenants and will be restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Agreement contains certain financial covenants, including minimum EBITDA, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Agreement are secured by substantially all of our assets other than real property. The proceeds of the Agreement are to be used for present and future acquisitions, working capital, and general corporate purposes.

Upon the effectiveness of the Credit Agreement described in the preceding paragraph, we terminated the Loan Agreement and the Financing Agreement and repaid outstanding indebtedness under the Loan Agreement in the aggregate principal amount of approximately $13.5 million and under the Financing Agreement in the aggregate principal amount of approximately $30.6 million. Outstanding balances under the Loan Agreement and the Financing Agreement were paid with borrowings under the Credit Agreement and available cash.

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100.0 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of our common stock (“Note Shares”). The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes under certain circumstances, and (ii) an optional redemption right exercisable by the Company beginning on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.

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

Convertible Note Exchanges

On April 23, 2009, the Company entered into five individual but essentially uniform Exchange Agreements (collectively the “Exchange Agreements”) with certain holders of its senior unsecured 7% Convertible Notes due April 30, 2028 (the “Convertible Notes”) providing for a two-tranche exchange of a portion of the outstanding Convertible Notes for common equity in the Company. In the first tranche, closed April 24, 2009, the Company exchanged 1,245,354 shares of its common stock (after rounding) for $5.0 million aggregate principal amount of the Convertible Notes valued at 58% of face amount of Convertible Notes (the “Exchange Rate”) based on a per share price of $2.33. As a result of the consummation of the first tranche of the exchanges, the Company recognized a $1.7 million gain on debt extinguishment net of unamortized discounts and deferred financing costs.

In the second tranche, effected on June 4, 2009, the Company exchanged 2,463,552 shares of its common stock for principal debt in the aggregate amount of $10.0 million with the participating holders valued at an Exchange

Rate of 61% based on a per share price of $2.48. The terms of the second tranche, specifically the effective date, the face amount of Convertible Notes to be exchanged and the Exchange Rate, were modified under the terms of five individual but essentially uniform amendments dated June 4, 2009 to the Exchange Agreements. As a result of the consummation of the second tranche of the exchanges, the Company recognized a $3.2 million gain on debt extinguishment, net of unamortized discounts and deferred financing costs.

The Exchange Agreements also provided for true-up’s of additional shares to be issued or additional debt retirement based on the volume weighted average price of the Company’s common stock during a twenty-five-day trading period following the first tranche and a thirty-five day trading period for the second tranche. The participating noteholders were also entitled to certain interim true-up’s during each trading period if the Company’s stock price declined below certain levels, which did not occur. As a result of the true-up for the first tranche, the Company retired an additional $75,000 in principal under the Convertible Notes, resulting in an additional $70,000 gain on debt extinguishment, net of unamortized discounts and deferred financing costs, and as a result of the true-up for the second tranche, the Company retired an additional $3.3 million in principal under the Convertible Notes, resulting in an additional $3.0 million gain on debt extinguishment, net of fees paid, unamortized discounts and deferred financing costs. No additional shares of stock were issued in connection with either tranche’s final true-up.

The Company received no cash proceeds as a result of the exchanges of its common stock for Convertible Notes and recognized a total of $8.1 million in gain on debt extinguishment. All Convertible Notes surrendered in the exchanges were retired and cancelled.

Future Capital Requirements

As of December 31, 2009, we had $4.9 million in cash and cash equivalents, availability under the Loan Agreement of $13.5 million and total working capital of $70.1 million. As of December 31, 2009, our current liabilities totaled $29.4 million. We expect to fund our current working capital needs, interest payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Loan Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for working capital, to restructure current debt and for possible acquisitions.

Improvements in general economic conditions and operating results have allowed the Company to reinstate salary reductions and increase its workforce through rehiring by approximately 7% from a low point in April 2009.

Historically, the Company has entered into negotiations with its lenders when it was reasonably concerned about potential breaches and prior to the occurrences of covenant defaults. The Company has renegotiated principal payments, interest expense and fees as well as the requisite performance levels under the covenants. A breach of any of the covenants contained in the lending agreements could result in default under such agreements. In the event of a default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require the Company to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts borrowed by the Company, together with accrued interest, to be due and payable. In the event that this occurs, the Company may be unable to repay all such accelerated indebtedness, which could have a material adverse impact on its financial position and operating performance.

If necessary, the Company could use its existing cash balances or attempt to access equity and debt markets or to obtain new financing arrangements with new lenders or investors as alternative funding sources to restructure current debt. Any issuance of new equity could dilute current shareholders. Any new debt financing could be on terms less favorable than those of our existing financing and could subject us to new and additional covenants. Decisions by lenders and investors to enter into such transactions with the Company would depend upon a number of factors, such as the Company’s historical and projected financial performance, compliance with the terms of its current or future credit agreements, industry and market trends, internal policies of prospective lenders and investors, and the availability of capital. No assurance can be had that the Company would be successful in obtaining funds from alternative sources.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Beacon Energy Investment

As of December 31, 2009, the Company owned 33.1% of the outstanding stock of Beacon Energy Holdings, Inc. (“Beacon”). We record our investment in Beacon under the equity method. The Company has invested $5.0 million in Beacon as of December 31, 2009. The consolidated statements of operations for the year ended December 31, 2008 include Beacon as a consolidated entity for the period beginning January 1, 2008 and ending June 30, 2008, the date of deconsolidation and for the full year ending December 31, 2007. As of December 31, 2009, we had written off the full amount of our investment in Beacon due to the expiration of federal renewable energy tax credits, low product demand, rising feedstock costs and diminished working capital balances at year end. The Company has no interest in the direct sales, purchases or other transactions and is not party to any guarantee arrangement with respect to the liabilities of Beacon.

Acquisitions

On December 8, 2009, our Metalico Youngtown, Inc. (“Youngstown”) subsidiary closed a purchase of substantially all of the operating assets of Youngtown Iron & Metal, Inc (“YIM”) and Atlas Recycling Inc. (“ARI”) two scrap related scrap recycling facilities principally located in Youngtown, Ohio. The acquisition includes all inventory and equipment including a Newell 80-104 auto shredder located directly adjacent to YIM’s key consumer. The acquisition will also include all real estate owned by affiliates of the sellers and used in their businesses. We expect to complete the acquisition by closing on the purchase of the real estate in the near future.

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

In connection with the acquisition of Metalico Akron Inc. on July 3, 2007, the Company was required to make an annual payment to the sellers for the fiscal years 2007, 2008, and 2009 if the acquired assets performed over a predetermined income level during such periods. When such payments are made, it will increase the total purchase price and be recorded as an increase to goodwill. At December 31, 2008, the Company recorded a liability of $5.3 million for the anticipated payment to be made based on Metalico Akron’s year ending December 31, 2008 performance. At December 31, 2009 a balance of $133,000 remained on the 2008 liability and was subsequently paid in January of 2010. For the years ending December 31, 2009 and 2007 no such payment was required.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2009, $30.6 million of our outstanding debt consisted of variable rate borrowings pursuant to a Financing Agreement with Ableco Finance LLC that has since been terminated. We also had in place as of December 31, 2009 an Amended and Restated Loan Agreement with Wells Fargo Foothill, Inc. Borrowings under these credit facilities accrued interest at either the prime rate of interest plus a margin or LIBOR plus a margin. We entered into an interest rate swap contract to mitigate our exposure to fluctuations in the interest rate on up to $20 million of the Wells Fargo Foothill revolving facility portion of our indebtedness. Due to the minimal outstanding balances outstanding on the credit facility with Wells Fargo Foothill during the year ended December 31, 2009, the interest rate swap was deemed ineffective and resulted in expense of $282,000 for the year ended December 31, 2009. The interest rate swap was liquidated in connection with the termination of the Wells Fargo Foothill facility. The Ableco and Foothill agreements were replaced by a Credit Agreement with JPMorgan Chase Bank, N.A. and other lenders on March 2, 2010. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would have a $306,000 effect on interest expense and cash flow.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” located in this Annual Report. We attempt to mitigate this risk by seeking to turn our inventories quickly as markets allow instead of holding inventories in anticipation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which it operates, there would not be a material write-down of any of its reported inventory values.

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

Risk from Common stock market price

We are exposed to risks associated with the market price of our own common stock. In connection with certain financings, we have issued warrants that can be “put” to us upon a change of control. We are required to use the value of our common stock as an input variable to determine the fair value of the liability associated with the put warrants. Fluctuations in the market price of our common stock have an effect on the liability. For example, if the price of our common stock was $1.00 higher as of December 31, 2009, the put warrant liability would increase by $976,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We engaged J.H. Cohn, LLC our current accounting and audit firm, in March 2009. There were no disagreements with accountants during 2009.

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

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for Metalico Youngstown, Inc which was acquired on December 8, 2010. Further discussion of this acquisition can be found in Note 2 to our consolidated financial statements. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm, J.H. Cohn LLP, audited our internal control over financial reporting as of December 31, 2009. J.H. Cohn’s report dated March 16, 2010 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders
Metalico, Inc.

We have audited Metalico, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, management has excluded Metalico Youngstown, Inc. from its assessment of internal control over financial reporting as of December 31, 2009, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2009. We have also excluded Metalico Youngstown, Inc. from our audit of internal control over financial reporting.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows of the Company for the year then ended and our report dated March 16, 2010 expressed an unqualified opinion.

/s/  J.H. Cohn LLP
J.H. Cohn LLP

Roseland, New Jersey
March 16, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The directors and executive officers, their ages, positions held and duration as director as of March 10, 2010, are as follows:

			Director
Name	Age	Position and Offices	Since

Carlos E. Agüero	57	Chairman, President, Chief Executive Officer and Director	1997
Michael J. Drury	53	Executive Vice President and Director	1997
Bret R. Maxwell (1,2,3)	51	Director	1997
Walter H. Barandiaran (1,2,3)	57	Director	2001
Paul A. Garrett (2,3)	63	Director	2005
Sean P. Duffy(1)	50	Director	2010
Arnold S. Graber	56	Executive Vice President, General Counsel and Secretary	—
Eric W. Finlayson	51	Senior Vice President and Chief Financial Officer	—

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

(3)	Member of Nominating Committee.

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

Mr. Agüero serves as both principal executive officer and chairman at the pleasure of the Board. The directors have determined that Mr. Agüero’s experience in our industry and in corporate transactions, and his personal commitment to the Company as a founder, investor, and employee, make him uniquely qualified to supervise our operations and to execute our business strategies. The Board is also cognizant of the Company’s relatively small size compared to its publicly traded competitors and its relative youth as a corporate organization. Management’s activities are monitored by standing committees of the Board, principally the Audit Committee and the Compensation Committee. Both of these committees are comprised solely of independent directors. For these reasons, the directors deem this leadership structure appropriate for us. We have not designated a lead director.

Although our full Board of Directors is ultimately responsible for the oversight of our risk management processes, the Board is assisted in this task by a number of its committees. These committees are primarily responsible for considering and overseeing the risks within their particular areas of concern. For example, the Audit Committee focuses on financial reporting and operational risk. As provided in its charter, the Audit Committee meets regularly with management and our independent registered public accountants to discuss the integrity of our financial reporting processes and internal controls as well as the steps that have been take to monitor and control risks related to such matters. Our Compensation Committee, whose duties are described in more detail below, evaluates the risks that our executive compensation programs may generate.

Day-to-day risk management responsibilities are assigned to our President and Executive Vice President, who sit on and report to the Board, and our Senior Vice President and Chief Financial Officer.

Neither the Board nor the Nominating Committee has adopted a formal policy with regard to the consideration of diversity when evaluating candidates for election to the Board. However, the Nominating Committee believes that Board membership should reflect diversity in its broadest sense, and so it does consider a candidate’s experience, education, geographic location and difference of viewpoint when evaluating his or her qualifications for election to the Board. Whenever the Nominating Committee evaluates a potential candidate, the Committee considers that individual in the context of the composition of the Board as a whole.

Biographical Information

The following information sets forth the names of, and certain information with respect to, each of our directors and executive officers.

Carlos E. Agüero, age 57, founded Metalico in August 1997 and has served as its Chairman of the Board, President and Chief Executive Officer since that time. From 1990 to 1996, he held the positions of President, Chief Executive Officer and a director of Continental Waste Industries, which he founded in 1990 and helped guide through more than thirty acquisitions and mergers. Continental commenced trading on the NASDAQ National Market in 1993 and was acquired by Republic Industries in 1996. Mr. Agüero is also the chairman and a director of Beacon Energy Holdings Corp. (“Beacon”), a corporation organized to produce and market biodiesel within the larger biofuels sector and to invest in other biodiesel producers. We currently own 33.1% of the outstanding common stock of Beacon Energy Holdings, which trades on the OTC Bulletin Board.

Michael J. Drury, age 53, has been an Executive Vice President since our founding in August 1997 and a Director since September 1997. He served as our Secretary from March 2000 to July 2004. From 1990 to 1997, Mr. Drury was Senior Vice President, Chief Financial Officer and a director of Continental Waste Industries. He has a degree in accounting and is experienced in acquisition development, investor relations, operations and debt management. He has broad knowledge of debt financing and industrial operations.

Bret R. Maxwell, age 51, has been a Director since September 1997. He has been the managing general partner of MK Capital LP, a venture capital firm specializing in investments in technology and outsourcing companies, since its formation in 2002. Beginning in 1982, Mr. Maxwell was employed by First Analysis Corporation, where he founded the venture capital practice in 1985 and was later co-chief executive officer. Mr. Maxwell was initially designated a Director by, collectively, five investment funds managed by Mr. Maxwell, First Analysis Corporation, and others that held a portion of the Company’s former preferred stock (since converted to common) pursuant to our Third Amended and Restated Certificate of Incorporation. He is the managing general partner of three of the funds and a general partner of the other two. Since 1985 he has personally led more than forty investments in industries including telecommunication products and services, environmental services, information security and business services and brings an investor’s perspective to the Board. Mr. Maxwell chairs the Board’s Compensation Committee and also serves on the Audit and Nominating Committees.

Walter H. Barandiaran, age 57, has been a Director since June 2001. He is a founder and a managing partner of The Argentum Group, a New York-based private equity firm founded in 1987 that serves as a general partner of several investment funds focusing in the healthcare services, information technology, industrial sector, and outsource businesses. Mr. Barandiaran also serves as the chairman of AFS Technologies, Inc., a provider of ERP software to the food industry, since 2003 and Environmental Quality Management, Inc., a provider of engineering, consulting and remediation services, since 2007. Mr. Barandiaran was also the chief executive officer of HorizonLive, Inc., now known as Wimba, Inc. from 2002 until 2004. He additionally serves on the boards of directors of several privately held corporations in which The Argentum Group or its affiliates have invested. Mr. Barandiaran was initially designated as a Director by, collectively, two investment funds (Argentum Capital Partners, L.P., and Argentum Capital Partners II, L.P.) that held a portion of the Company’s former preferred stock (since converted to common) pursuant to our Third Amended and Restated Certificate of Incorporation. He has more than fifteen years of private equity investment experience, during which time he has led more than thirty investments for Argentum’s funds. His areas of investment expertise include outsourced business services, technology-enabled services, and clean (environmental) technologies and services. Mr. Barandiaran is a member of the Board’s Audit and Compensation Committees and chairs the Nominating Committee.

Paul A. Garrett, age 63, has been a Director since March 2005. From 1991 to 1998 he was the chief executive officer of FCR, Inc., an environmental services company involved in the recycling of paper, plastic, aluminum, glass and metals. Upon FCR’s merger in 1998 into KTI, Inc., a solid waste disposal and recycling concern that operated waste-to-energy facilities and manufacturing facilities utilizing recycled materials, he was appointed vice chairman and a member of KTI’s Executive Committee. He held those positions until KTI was acquired by Casella Waste Systems, Inc., in 1999. For a period of ten years before his entry into the recycling industry Mr. Garrett was an audit partner with the former Arthur Andersen & Co. The Board recognized this experience in recommending his election and his appointment to our Audit Committee. He also serves as a director of Environmental Quality Management, Inc., an environmental remediation concern. He chairs the Board’s Audit Committee and serves on the Nominating Committee.

Sean P. Duffy, age 50, is the President of FCR Recycling based in Charlotte, North Carolina and a Regional Vice President of its parent, Casella Waste Systems, Inc. FCR processes and resells recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, containers and bottles. Mr. Duffy joined FCR at its founding in 1983 and served that company in various capacities, including President, until it was acquired by Casella in 1999. He is an experienced executive with background and perspective in segments of the recycling industry in which the Company has had little or no prior activity. He was elected a director of the Company January 1, 2010 following the retirement of Earl B. Cornette from the Company’s Board. He is a member of the Compensation Committee.

Arnold S. Graber, age 56, has been Executive Vice President and General Counsel of the Company since May 3, 2004 and our Secretary since July 1, 2004. From 2002 until April 2004 he practiced law with the firm of Otterbourg, Steindler, Houston & Rosen, P.C. in New York, New York, where he focused on transactional matters and corporate finance. From 1998 to 2001 he served as general counsel of a privately held paging carrier and telecommunications retailer. He is a member of the bars of the States of Illinois, New Jersey, and New York.

Eric W. Finlayson, age 51, has been our Senior Vice President and Chief Financial Officer since the Company’s founding in August 1997. Mr. Finlayson is a Certified Public Accountant with more than twenty-five years of experience in accounting. He has extensive background in SEC reporting and compliance. From 1993 through 1997, Mr. Finlayson was Corporate Controller of Continental Waste Industries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that the Company’s directors, executive officers, and 10% stockholders file reports of ownership and changes in ownership with the SEC and NYSE Amex. Directors, officers, and 10% stockholders are required by the Securities and Exchange Commission to furnish the Company with copies of the reports they file.

Based solely on its review of the copies of such reports and written representations from certain reporting persons, we believe that all of our directors, officers, and 10% stockholders complied with all filing requirements applicable to them during the 2009 fiscal year.

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

Audit Committee

The Board of Directors has established a standing Audit Committee and pursuant to a written charter approved by the Board. The members of the Audit Committee through 2009 and as of March 10, 2010 were Messrs. Garrett (Committee Chair), Maxwell, and Barandiaran. Each member of the Audit Committee is “independent” as defined in the listing standards of the NYSE Amex and under the SEC’s Rule 10A-3. The Board has determined that Mr. Garrett satisfies the requirements for an “audit committee financial expert” under the rules and regulations of the SEC, based on Mr. Garrett’s experience as set forth in his biographical information above.

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

Compensation Committee

The Board of Directors has established a standing Compensation Committee and pursuant to a written charter approved by the Board. The members of the Compensation Committee through 2009 were Messrs. Maxwell (Committee Chair), Barandiaran, and Earl B. Cornette, who retired from the Board as of December 31, 2009. Mr. Duffy was appointed to the Committee on March 9, 2010. Each member of the Compensation Committee is “independent” as defined in the listing standards of the NYSE Amex and under the SEC’s Rule 10A-3.

Functions:

•	Conducts a general review of the Company’s compensation and benefit plans to ensure that they meet corporate objectives.

•	Determines the Company’s chief executive officer’s compensation, subject to the approval of the full Board.

•	Reviews the Company’s chief executive officer’s recommendations on compensating the Company’s officers and adopting and changing major compensation policies and practices and determines levels of compensation.

•	Administers the Company’s employee benefit plans.

•	Reviews the nature and amount of Director compensation.

•	Administers the Company’s long-term compensation plan and executive bonus plan.

•	Reports its recommendations to the Company’s Board for approval and authorization.

A copy of the Company’s Compensation Committee Charter is available on our website, www.metalico.com.

Nominating Committee

The Board of Directors has established a standing Nominating Committee and pursuant to a written charter approved by the Board. The members of the Nominating Committee through 2009 and as of March 10, 2010 were Messrs. Barandiaran (Committee Chair), Maxwell, and Garrett. Each member of the Nominating Committee is “independent” as defined in the listing standards of the NYSE Amex and under the SEC’s Rule 10A-3.

Functions:

•	Identifies and evaluates qualified Director candidates.

•	Recommends appropriate candidates for election to the Board.

•	Monitors Director compensation.

•	Periodically reviews Director orientation and education and the structure and composition of the Board’s committees.

A copy of the Company’s Nominating Committee Charter is available on the Company’s website, www.metalico.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Company’s primary philosophy for compensation is to offer a program that rewards each of the members of senior management commensurately with the Company’s overall growth and performance, including each person’s individual performance during the previous fiscal year. The Company’s compensation program for senior management is designed to attract and retain individuals who are capable of leading the Company in achieving its business objectives in an industry characterized by competitiveness, growth and change. We consider the impact of our executive compensation program, and the incentives created by the compensation awards, on our risk profile. In addition, we review all of our compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to us. Based on this review, we have concluded that our compensation policies and procedures are not reasonably likely to have a material adverse effect on us.

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

We view the three components of our executive officer compensation as related but distinct. Although our Compensation Committee does review total compensation, we do not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our historical practices with the individual and our view of individual performance and other information we deem relevant. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. During 2009, we did not review wealth and retirement accumulation as a result of employment with us in connection with the review of compensation packages.

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

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salary is generally fixed and does not vary based on our financial and other performance. Base salaries for 2009 for each of our named executive officers were set under the terms of their respective three-year employment agreements approved by the Board of Directors on March 20, 2007 and terminating December 31, 2009. Base salaries for 2010 for each of our named executive officers were set under the terms of their respective three-year employment agreements approved by the Board of Directors on December 21, 2009 and effective January 1, 2010 through December 31, 2012. Annual increases for the second and third years under both sets of agreements are determined by reference to the Consumer Price Index and fixed in October of the preceding year. However, each of our named executive officers waived his respective right to a contractual salary increase for 2009 and, effective February 15, 2009, agreed to a temporary 10% salary reduction for an indefinite period in recognition of the impact of the global recession on the Company’s performance and resources. Those reductions were rescinded as of September 1, 2009.

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

The Compensation Committee administers both plans and determines the types and amounts of awards to be granted to eligible employees. Grants to executive officers are based upon the principles underlying our Executive Bonus Plan described above. All grants are subject to the ratification of the Board of Directors. Employee directors abstain from the Board’s deliberations and votes on their own compensation. The plans permit awards to be made at any time in the Committee’s discretion. Subject to anti-dilution adjustments for changes in our common stock or corporate structure, a number of shares of common stock equal to the number of options granted under the 1997 plan have been reserved for issuance under that Plan and 4,642,522 shares of common stock have been reserved for issuance under the 2006 Plan. As of March 10, 2010 options for 144,584 shares of our common stock were granted under the 1997 Plan and remain outstanding (that is, unexercised). As of March 10, 2010, options for 1,998,132 shares of our common stock and 168,500 shares of restricted stock have been granted under the 2006 Plan. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the 2006 Plan. The value of stock options is dependent upon our future stock price.

Stock option grants may be made at the commencement of employment for certain managerial-level employees. In accordance with company policy they are generally made once a year thereafter by the Compensation Committee as a component of bonus compensation. Bonus stock options are granted based upon several factors, including seniority, job duties and responsibilities, job performance, and our overall performance. The Compensation Committee considers the recommendations of the Chief Executive Officer with respect to awards for employees other than the Chief Executive Officer. Unless otherwise determined by the Compensation Committee at the time of grant, all outstanding awards under the 1997 Plan will become fully vested upon a change in control. Our 2006 Long-Term Incentive Plan provides that in the event of a “change in control,” all unvested options immediately vest and remain exercisable and vested for the balance of their stated term without regard to any termination of employment or service other than a termination for cause and any restriction or deferral on an award immediately lapses. The Compensation Committee determines the terms of all options. In general, stock options vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant at an exercise price equal to the fair market value of our common stock on the date the grant is approved by our Board. The Compensation Committee believes that the three-year vesting schedule will provide ongoing incentives for executives and other key employees to remain in our service. All outstanding awards will become fully vested upon a change in control. Upon termination of a participant’s service with the Company, he or she may exercise his or her vested options for the period of ninety days from the termination of employment, provided, that if termination is due to death or disability, the option will remain exercisable for twelve months after such termination. However, an option may never be exercised later than the expiration of its term.

Perquisites and Other Compensation

Under the terms of their respective employment agreements, we provide each named executive officer with a leased or owned car or automotive allowance together with car insurance and life insurance. We also provide general health and welfare benefits, including medical and dental coverage. We offer participation in our defined contribution 401(k) plan. At the beginning of 2009, we contributed matching funds of up to 2% of eligible compensation for every employee enrolled in the 401(k) plan, including named executive officers. As of March 15, 2009, we suspended the contribution. We furnish these benefits to provide an additional incentive for our executives and to remain competitive in the general marketplace for executive talent. For additional information concerning Perquisites and Other Compensation see “Employment Agreements” below.

Severance Benefits

Our named executive officers and certain other executives with employment agreements are covered by arrangements that specify payments in the event the executive’s employment is terminated. Under these employment agreements, in the event that we terminate such executive’s employment without cause (as defined in the applicable employment agreement), we will be required to pay the executive an amount equal to his base salary for twelve months as well as COBRA (health insurance premiums) for the same period. Our primary reason for including severance benefits in compensation packages is to attract and retain the best possible executive talent. For a further description of these severance benefits, see “Employment Agreements” below.

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

Tax and Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of ASC Topic 718 which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Under Section 162(m) of the Internal Revenue Code, a publicly-held corporation may not deduct more than $1 million in a taxable year for certain forms of compensation made to the chief executive officer and other named executive officers listed on the Summary Compensation Table. None of our employees has received annual compensation of $1,000,000 or more. While we believe that all compensation paid to our executives in 2009 was deductible, it is possible that some portion of compensation paid in future years will be non-deductible.

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

We, the Compensation Committee of the Board of Directors of Metalico, Inc. (the “Company”), have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the Company. Based on such review and discussion, we have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS

Bret R. Maxwell, Chairman
Walter H. Barandiaran
Sean P. Duffy

Summary Compensation Table

The following Summary Compensation Table, which should be read in conjunction with the explanations provided above, summarizes compensation information for our named executive officers (our chief executive officer, chief financial officer, and our other two executive officers; we have only four executive officers) for the fiscal year ended December 31, 2009:

				Stock		All Other
		Salary	Bonus(1)	Awards	Option	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(2)	Awards ($)(3)	($)		($)

Carlos E. Agüero	2009	342,744	85,000	—	520,556	22,430	(4)	970,730
Chairman, President and Chief	2008	362,250	150,000	96,150	338,926	31,025	(4)	978,351
Executive Officer	2007	350,000	350,000	—	107,004	30,153	(4)	837,157
Eric W. Finlayson	2009	156,683	35,000	—	101,033	9,964	(5)	302,680
Senior Vice President and	2008	165,600	30,000	17,628	75,063	19,696	(5)	307,987
Chief Financial Officer	2007	160,000	65,000	—	44,665	17,308	(5)	286,973
Michael J. Drury	2009	235,025	55,000	—	255,799	7,874	(6)	553,698
Executive Vice President	2008	248,400	75,000	48,075	178,460	18,622	(6)	568,557
	2007	240,000	150,000	—	78,256	18,061	(6)	486,317
Arnold S. Graber	2009	220,335	40,000	—	122,134	14,276	(7)	396,745
Executive Vice President,	2008	232,875	40,000	22,435	82,103	25,255	(7)	402,668
General Counsel and Secretary	2007	225,000	100,000	—	52,391	22,189	(7)	399,580

(1)	Cash bonuses are included in compensation for the year for which they were earned, even if actually paid or awarded in the subsequent year.

(2)	Amount reflects the expense recognized for financial reporting purposes in accordance with ASC Topic 718 of restricted stock as of the date of grant.

(3)	Amount reflects the annual amortized expense, calculated in accordance with ASC Topic 718. See Note 15 of “Notes to Financial Statements — Stock-Based Compensation Plans.”

(4)	Includes matching contribution payments made to our 401(k) Plan (2% of eligible compensation from January 1, 2009 to March 15, 2009 and 4% of eligible compensation for each of the other listed years) for the benefit of Mr. Agüero of $4,338, $16,581 and $15,695 and the dollar value of term life insurance premiums paid for the benefit of Mr. Agüero of $1,836, $1,836 and $1,563 for the years ending December 31, 2009, 2008 and 2007 respectively. Also includes car insurance premiums for additional vehicles of $7,000, $3,352 and $3,639 for the years ending December 31, 2009, 2008 and 2007, respectively.

(5)	Includes matching contribution payments made to our 401(k) Plan (2% of eligible compensation from January 1, 2009 to March 15, 2009 and 4% of eligible compensation for each of the other listed years) for the benefit of Mr. Finlayson of $1,211, $9,224 and $6,889 and the dollar value of term life insurance premiums paid for the benefit of Mr. Finlayson of $725, $725 and $672 for the years ending December 31, 2009, 2008 and 2007, respectively.

(6)	Includes matching contribution payments made to our 401(k) Plan (2% of eligible compensation from January 1, 2009 to March 15, 2009 and 4% of eligible compensation for each of the other listed years) for the benefit of Mr. Drury of $2,417, $10,359 and $10,013 and the dollar value of term life insurance premiums paid for the benefit of Mr. Drury of $1,451, $1,451 and $1,236 for the years ending December 31, 2009, 2008 and 2007, respectively.

(7)	Includes matching contribution payments made to our 401(k) Plan (2% of eligible compensation from January 1, 2009 to March 15, 2009 and 4% of eligible compensation for each of the other listed years) for the benefit of Mr. Graber of $1,660, $13,440 and $10,440 and the dollar value of term life insurance premiums paid for the benefit of Mr. Graber of $1,124, $1,124 and $1,058 for the years ending December 31, 2009, 2008 and 2007, respectively.

Grants of Plan-Based Awards

During 2009, we granted stock options to our named executive officers pursuant to our 2006 Long-Term Incentive Plan. All of the awarded stock options had an initial vest of one-twelfth of the grant on the date occurring three months after the date of grant, thereafter vest in equal monthly installments until the third anniversary of the date of grant, and may be exercised for up to five years from the date of grant. Information with respect to each of these awards, including estimates regarding future payouts during the relevant performance period under each of these awards on a grant by grant basis, is set forth in the table below:

			Option Awards:		Grant
			Number of	Exercise or	Date Fair
		Stock Awards:	Securities	Base Price	Value of
		Number of Shares of	Underlying	of Option	Option
	Grant	Stocks or Units	Options	Awards	Awards(1)
Name	Date	(#)	(#)	($/Sh)	($)

Carlos E. Agüero, CEO	August 18, 2009	—	50,000	$3.88	$128,000
Eric W. Finlayson, CFO	August 18, 2009	—	25,000	$3.88	$64,000
Michael J. Drury	August 18, 2009	—	40,000	$3.88	$102,400
Arnold S. Graber	August 18, 2009	—	35,000	$3.88	$89,600

(1)	Amount for option awards reflects the total fair value of stock options in 2009, calculated in accordance with ASC Topic 718. See Note 15 of “Notes to Financial Statements — Stock-Based Compensation Plans.”

Narrative Disclosure of Summary Compensation and Grants of Plan-Based Awards

Executive Bonus Plan

Our Board of Directors has approved the Executive Bonus Plan as an incentive compensation plan for our executive officers to be administered by the Board’s Compensation Committee. Each year, the Compensation Committee considers and identifies a series of corporate and individual goals. Each executive officer is allocated a measure of responsibility for particular goals, which may overlap with assigned goals for other officers. In the past, goals have included such corporate objectives as expanding market share, improving Company efficiencies, and satisfactory execution and supervision of staffing initiatives. Individual incentive awards are based on progress in achieving allocated goals and discretionary evaluations of the eligible employees. Awards included a cash payment under the Bonus Plan and a grant of options to purchase our common stock under the Long-Term Incentive Plans described below.

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

As of March 10, 2009, a total of approximately 144,584 shares of our common stock have either been issued under the 1997 Plan or are subject to outstanding awards (that is, unexercised options) under the 1997 Plan. No other types of award were issued under the 1997 Plan.

2006 Long-Term Incentive Plan

Our 2006 Long-Term Incentive Plan (the “2006 Plan”) became effective May 23, 2006 upon approval by our stockholders at our 2006 annual meeting. The purpose of the 2006 Plan is to provide additional performance and retention incentives to officers and employees by facilitating their purchase of a proprietary interest in our common stock. Subject to anti-dilution adjustments for changes in our common stock or corporate structure, currently 4,642,522 shares of common stock have been reserved for issuance under the 2006 Plan, which plan enables us to issue awards in the aggregate of up to 10% of our outstanding common stock. As of March 10, 2009, options for 1,998,132 shares of our common stock have been granted and 1,826,867 are outstanding under the 2006 Plan and 168,500 shares of restricted stock have been granted and 152,065 shares are outstanding under the 2006 Plan.

The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock awards and other equity-based rights. Awards under the 2006 Plan may be granted to our officers, directors, consultants and employees as determined by the 2006 Plan administrator from time to time in its discretion. The 2006 Plan is currently administered by the Compensation Committee of our Board of Directors.

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

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The plan provides that each participant may contribute a percentage of his or her pre-tax compensation up to the statutory limit, which was $16,500 for calendar year 2009 and is again $16,500 for calendar year 2010. Participants who are age 50 or older can also make “catch-up” contributions, which for calendar years 2009 and 2010 could be up to an additional $5,000 per year above the statutory limit. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Participant contributions are held and invested by the plan’s trustee. The plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2009, we matched 100% of participant contributions up to the first 2% of eligible compensation until March 15, 2009, as of which date we suspended our employer match.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards granted to our named executive officers that were outstanding at the end of fiscal 2009.

	Option Awards			Stock Awards(1)
						Market
						Value of
	Number of	Number of			Number of	Shares or
	Securities	Securities			Shares or	Units of
	underlying	underlying			Units of	Stock That
	unexercised	unexercised	Option	Option	Stock	Have Not
	options	options	Exercise	Expiration	That Have	Vested
Name	Exercisable	Unexercisable	Price	Date	Not Vested (#)	($)(2)

Carlos E. Agüero, CEO					10,000	$49,200
	5,556	44,444	$3.88	8/18/2015
	87,500	87,500	$14.02	7/9/13
	80,556	19,444	$7.74	7/27/12
	23,333	—	$3.03	12/31/10
	54,000	—	$4.90	12/31/09
Eric W. Finlayson, CFO					1,833	$9,018
	2,778	22,222	$3.88	8/18/2015
	15,000	15,000	$14.02	7/9/13
	14,500	3,500	$7.74	7/27/12
	12,500	—	$5.50	7/17/11
	10,000	—	$3.03	12/31/10
	26,000	—	$4.90	12/31/09
Michael J. Drury					5,000	$24,600
	4,444	35,556	$3.88	8/18/2015
	40,000	40,000	$14.02	7/9/13
	40,278	9,722	$7.74	7/27/12
	15,000	—	$5.50	7/17/11
	16,667	—	$3.03	12/31/10
	40,000	—	$4.90	12/31/09

	Option Awards			Stock Awards(1)
						Market
						Value of
	Number of	Number of			Number of	Shares or
	Securities	Securities			Shares or	Units of
	underlying	underlying			Units of	Stock That
	unexercised	unexercised	Option	Option	Stock	Have Not
	options	options	Exercise	Expiration	That Have	Vested
Name	Exercisable	Unexercisable	Price	Date	Not Vested (#)	($)(2)

Arnold S. Graber					2,333	$11,478
	3,889	31,111	$3.88	8/18/2015
	20,000	20,000	$14.02	7/9/13
	20,139	4,861	$7.74	7/27/12
	12,500	—	$5.50	7/17/11
	10,000	—	$3.03	12/31/10
	28,000	—	$4.90	12/31/09

(1)	All grants of stock vest in equal quarterly installments over three years on the last day of each March, June, September and December with final vesting to occur December 31, 2010.

(2)	Value based on the number of unvested shares as of December 31, 2009 at a per share market price of $4.92.

Option Exercises and Stock Vested

The following table shows aggregate exercises of stock options and vests of restricted stock by our named executive officers during the year ended December 31, 2009.

	Shares		Shares
	Acquired		Acquired
	on	Value	on	Value
	Exercise	Realized(1)	Vesting	Realized(2)
Name	(#)	($)	(#)	($)

Carlos E. Agüero, CEO	—	—	10,000	$38,625
Eric W. Finlayson, CFO			1,834	$7,081
Michael J. Drury	90,000	225,900	5,000	$19,313
Arnold S. Graber	—	—	2,334	$9,013

(1)	Value based on the aggregate difference between the closing market price on the date of exercise and the exercise price.

(2)	Value based on the dollar amount realized upon each quarterly vesting date by multiplying the number of shares of stock vested by the market value of the shares on the vesting date.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2009, other than our 401(k) Plan.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified compensation benefits from us during the year ended December 31, 2009.

Employment Agreements

We have employment agreements with each of our named executive officers. Each agreement has a three-year term.

The current agreements with Messrs. Agüero, Drury, Graber and Finlayson expire December 31, 2012. The agreements provide for minimum annual compensation and eligibility to receive annual performance bonuses in a combination of cash payments and option grants. Salaries are specified for the first year of the employment term and thereafter increase each year by a percentage equal to the increase in the Consumer Price Index over the previous year, provided that such increases cannot be greater than 7% or less than 3.5%.

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

		Equity
Name	Salary(1)	Acceleration(2)	Benefits(3)

Carlos E. Agüero, CEO	$362,250	$267,867	$17,486
Eric W. Finlayson, CFO	$165,600	$118,353	$17,486
Michael J. Drury	$248,400	$199,533	$17,486
Arnold S. Graber	$232,875	$164,547	$17,486

(1)	Represents one year of base salary as of December 31, 2009.

(2)	Calculated based on a change of control taking place as of December 31, 2009 and assuming a price per share of $4.92, which was the closing price for our stock on December 31, 2009. Represents the full acceleration of unvested restricted stock and stock options held by such named executive officer at that date.

(3)	Under their respective employment agreements, each named executive officer is entitled to twelve months of continued COBRA health benefits upon termination without cause or for good reason.

DIRECTOR COMPENSATION

Employee directors do not receive additional compensation for their services as directors. The non-employee members of our Board of Directors are reimbursed for travel, lodging and other reasonable expenses incurred in attending board or committee meetings. The following table summarizes compensation that our directors earned during 2009 for services as members of our Board.

	Fees Earned or	Stock	Options	All Other
Name(1)	Paid in Cash	Awards	Awards	Compensation	Total

Earl B. Cornette(2)	$9,000	—	—	—	$9,000
Bret R. Maxwell(3)	—	—	$2,844	—	$2,844
Walter H. Barandiaran(4)	—	—	$2,844	—	$2,844
Paul A. Garrett(5)	$61,500	$17,525 (6)	$34,170	—	$113,195

(1)	Directors Carlos E. Agüero and Michael J. Drury are also executive officers of the Company. They do not receive additional compensation for their services as directors.

(2)	Mr. Cornette retired from the Board as of the close of business December 31, 2009.

(3)	Mr. Maxwell was granted options for 10,000 shares of our common stock on August 17, 2009 at an exercise price of $3.88. Those options had an initial vest of one-twelfth of the grant on the date occurring three months after the date of grant, and thereafter vest in equal monthly installments until the third anniversary of the date of grant, and expire on August 17, 2014.

(4)	Mr. Barandiaran was granted options for 10,000 shares of our common stock on August 17, 2009 at an exercise price of $3.88. Those options had an initial vest of one-twelfth of the grant on the date occurring three months after the date of grant, and thereafter vest in equal monthly installments until the third anniversary of the date of grant, and expire on August 17, 2014.

(5)	Mr. Garrett was initially elected a director March 16, 2005. As an inducement to join the Board and to chair its Audit Committee, Mr. Garrett was granted options for 10,000 shares of our common stock at an exercise price of $3.50 per share on that date. The options vested in equal monthly installments over a period of two years and expire on March 16, 2010. As further consideration for his services as chairman of our Audit Committee he was granted options for an additional 15,000 shares of our common stock on May 1, 2007 at an exercise price of $6.29. Those options vest in equal monthly installments over a period of three years and expire on May 1, 2012. He was also granted 5,000 shares of restricted stock on March 31, 2008. These shares vest in equal quarterly installments over a period of three years commencing on the date of grant. He was also granted options for an additional 7,500 shares of our common stock on July 9, 2008 at an exercise price of $14.02. Those options vest in equal monthly installments over a period of three years and expire on July 9, 2013. He was also granted options for an additional 12,000 shares of our common stock on August 17, 2009 at an exercise price of $3.88. Those options had an initial vest of one-twelfth of the grant on the date occurring three months after the date of grant, and thereafter vest in equal monthly installments until the third anniversary of the date of grant, and expire on August 17, 2014. In 2009 he received $30,000 for his services as a Director, payable in monthly installments of $2,500, an annual fee of $12,000 for his services as chairman of our Audit Committee, payable in monthly installments of $1,000, and an additional payment of $1,500 for each board meeting attended.

(6)	Value based on the amount recognized for financial statement reporting purposes for the year ending December 31, 2009 in accordance with ASC Topic 718.

Mr. Cornette received a payment of $1,000 per meeting of the Board of Directors attended.

Effective March 9, 2010, non-employee directors receive an annual fee of $24,000, and members of the Audit Committee (other than the chair) receive an annual fee of $6,000, both fees payable in arrears in equal quarterly installments. Non-employee directors will also be paid $1,750 for each Board meeting attended in person and $750 for each Board meeting attended telephonically. Independent directors are also entitled to an annual grant of 15,000 stock options on April 1 of each year commencing in 2010. Mr. Garrett receives an annual fee of $18,000 for his services as chairman of our Audit Committee, payable in equally quarterly installments. Mr. Maxwell and Mr. Barandiaran have been granted stock options but otherwise have not previously been compensated for service to us or for memberships on committees of the Board.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee through 2009 were Messrs. Maxwell (Committee Chair), Cornette, and Barandiaran. As of March 9, 2010, Messrs. Maxwell (Committee Chair), Barandiaran and Duffy comprise the committee. None of the members of our Compensation Committee has at any time been one of our officers or employees. None of our executive officers serves as a director or compensation committee member of any entity that has one or more of its executive officers serving as one of our Directors or on our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of the Company’s common stock as of March 1, 2010 for (i) each person known by us to beneficially own more than 5% of the Company’s common stock, (ii) each of our Directors and each of our named executive officers listed in the Summary Compensation Table under the caption “Executive Compensation,” and (iii) all of our Directors and named executive officers as a group. The number of shares beneficially owned by each stockholder and each stockholder’s percentage ownership is based on 46,426,557 shares of common stock outstanding as of March 1, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes any shares over which a person possesses sole or shared voting or investment power. Except as otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. In calculating the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to warrants and options held by that person that are exercisable as of the date of this table, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of calculating percentage ownership of any other person. Unless otherwise stated, the address of each person in the table is c/o Metalico, Inc., 186 North Avenue East, Cranford, New Jersey 07016. Beneficial ownership representing less than 1% of the outstanding shares of common stock is denoted with an “*.”

			Percent of
			Outstanding
	Number of		Common
Name and Address of Beneficial Owner	Shares(1)		Stock(2)

5% Shareholders(3)
Directors and Executive Officers
Carlos E. Agüero, Director and Chairman, President and Chief Executive Officer	6,289,430	(4)	13.5%
Michael J. Drury, Director and Executive Vice President	338,783	(5)	*
Bret R. Maxwell, Director(6)	1,523,048		3.3%
c/o MK Capital 1033 Skokie Boulevard, Suite 430 Northbrook, Illinois 60062
Walter H. Barandiaran, Director(7)	804,618		1.7%
c/o The Argentum Group 60 Madison Avenue, 7th Floor New York, New York 10010
Paul A. Garrett, Director	52,416	(8)	*
Arnold S. Graber, Executive Vice President, General Counsel and Secretary	137,139	(9)	*
Eric W. Finlayson, Senior Vice President and Chief Financial Officer	151,589	(10)	*
Executive Officers and Directors as a group	9,357,824		19.9%
(7 persons)

(1)	Includes shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power.

(2)	Assumes all warrants and vested options are exercised with respect to such holder.

(3)	None except Carlos E. Agüero, a Director and our Chairman, President and Chief Executive Officer.

(4)	Includes 10,000 shares of unvested restricted stock and 233,055 shares issuable upon the exercise of options.

(5)	Includes 5,000 shares of unvested restricted stock, 135,278 shares issuable upon the exercise of options.

(6)	Includes (i) shares held by Infrastructure & Environmental Private Equity Fund III, LP (1,102,537 shares) and Environmental & Information Technology Private Equity Fund III (275,517 shares),venture capital funds for which Mr. Maxwell is a common ultimate controlling party, (ii) 142,772 common shares held by the Bret R. Maxwell Revocable Trust., and (iii) 2,222 shares issuable upon the exercise of options.

(7)	Shares are held by venture capital funds with which Mr. Barandiaran is affiliated through his position as a managing partner of The Argentum Group. The Argentum Group is a common ultimate controlling party of the two funds, which hold the Company’s stock directly as follows: Argentum Capital Partners II, L.P. (600,000 shares) and Argentum Capital Partners, L.P. (202,396 shares) and 2,222 shares issuable to Mr. Barandiaran upon the exercise of options.

(8)	Includes 1,667 shares of unvested restricted stock and 22,250 shares issuable upon the exercise of options.

(9)	Includes 2,333 shares of unvested restricted stock and 77,639 shares issuable upon the exercise of options.

(10)	Includes 1,833 shares of unvested restricted stock and 62,889 shares issuable upon the exercise of options.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

In the ordinary course of our business and in connection with our financing activities, we have entered into a number of transactions with our directors, officers and certain 5% or greater shareholders. All of the transactions set forth below were approved by the unanimous vote of our Board of Directors with interested directors abstaining. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. Our Board of Directors is responsible for approving related party transactions, as defined in applicable rules by the Securities and Exchange Commission. As a matter of Company policy, all related party transactions are reviewed by the Audit Committee, which then reports its findings to the full Board.

•	Carlos E. Agüero, our Chairman, President and Chief Executive Officer, is a limited partner of Infrastructure & Environmental Private Equity Fund III, L.P., and of Argentum Capital Partners II, L.P., two of the Company’s venture capital investors. His holdings in each fund are less than 1% of such fund’s limited partnership interests.

•	Walter H. Barandiaran, a director of the Company, is a managing partner of The Argentum Group. The Argentum Group, the ultimate controlling party of Argentum Capital Partners II, L.P. and Argentum Capital Partners, L.P. which hold certain interests in the Company, also controls partnership interests in two other investment funds that hold a portion of the Company’s stock, Infrastructure & Environmental Private Equity Fund III, LP, and Environmental & Information Technology Private Equity Fund III.

•	The Company owns 33.1% of the outstanding stock of Beacon Energy Holdings Inc., a corporation that trades on the OTC Bulletin Board, pursuant to investments approved by our Board of Directors on November 3, 2006 and August 10, 2007. In addition, Mr. Agüero holds approximately 9.7% of the stock of Beacon and serves as the chairman of its board of directors. The Argentum Group holds approximately 6.7% of the stock of Beacon through the same funds that hold the Company’s stock. Mr. Drury holds less than 1% of the stock of Beacon. The Beacon investment was reviewed and recommended to the Board by a committee of independent directors having no direct or indirect interests in Beacon. The interests of Mr. Agüero and Mr. Drury were fully disclosed to the committee prior to its review of the investments and to the Board prior to its approval of the investments, and both abstained from the Board’s votes on the matter. The Argentum Group acquired its interests in Beacon in 2008.

Director Independence

The Board of Directors has determined that each of the Directors other than Carlos E. Agüero and Michael J. Drury is “independent” under the applicable standards of the Securities and Exchange Commission and NYSE Amex.

Item 14.	Principal Accounting Fees and Services

The aggregate fees, including billed and estimated unbilled amounts applicable to the Company and its subsidiaries for the year ended December 31, 2009, of the Company’s principal accounting firm, J.H Cohn LLP and for the year ending December 31, 2008 by McGladrey & Pullen LLP and its affiliate RSM McGladrey, Inc., were approximately:

	2009	2008

Audit Fees	$525,000	$879,135
Audit Related Fees	18,835	31,375
Tax Fees	160,675	181,525
All Other	—	—

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

Item 15.	Financial Statements and Exhibits

(a)	FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

(b)	EXHIBITS

The following exhibits are filed as part of this registration statement:

3.1	Fourth Amended and Restated Certificate of Incorporation of Metalico, Inc.; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2008 Annual Meeting of Stockholders filed May 15, 2008 and incorporated herein by reference
3.2	Third Amended and Restated Bylaws of Metalico, Inc.; previously filed as Exhibit 3.2 to Current Report on Form 8-K filed November 3, 2005 and incorporated herein by reference
4.1	Specimen Common Stock Certificate; previously filed as Exhibit 4.1 to Form 10 filed December 20, 2004 and incorporated herein by reference

10	.3*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Carlos E. Agüero; previously filed as Exhibit 10.3 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference
10	.4*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Michael J. Drury; previously filed as Exhibit 10.4 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference
10	.5*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Arnold S. Graber; previously filed as Exhibit 10.5 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference
10	.6*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Eric W. Finlayson; previously filed as Exhibit 10.6 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference
10	.7*	Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as Exhibit 10.7 to Form 10 filed December 20, 2004 and incorporated herein by reference
10	.8*	Metalico, Inc. Executive Bonus Plan; previously filed as Exhibit 10.8 to Form 10 filed December 20, 2004 and incorporated herein by reference
10.9		Credit Agreement, dated as of February 26, 2010 but entered into March 2, 2010, by and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers and guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto; previously filed as Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2010 and incorporated herein by reference
10	.15*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as Exhibit 99.1 to Current Report on Form 8-K filed March 17, 2005 and incorporated herein by reference
10	.18*	Metalico 2006 Long-Term Incentive Plan; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2006 Annual Meeting of Stockholders filed April 13, 2006 and incorporated herein by reference
10	.19*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.19 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference
10	.20*	Form of Employee Restricted Stock Grant Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference
10.21		Securities Purchase Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference
10.22		Registration Rights Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference
10.23		Form of Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co. (“AgriFuel”), the purchasers of AgriFuel stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference
10.24		Form of Amendment No. 1 dated August 22, 2007 to Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co., nka Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.25		Form of Series B Stock Subscription Agreement and Stockholder Agreement dated August 22, 2007 among Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.26	Form of Subscription and Investment Agreement (Series C) dated May 15, 2008 among Beacon Energy Corp., the investors identified therein, and Metalico, Inc.; previously filed as Exhibit 10.26 to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference
10.28	Securities Purchase Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference
10.29	Registration Rights Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference
10.30	Form of Senior Unsecured Convertible Note issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.3 to Current Report on Form 8-K filed May 5, 2008 and incorporated herein by reference
10.31	Form of Common Stock Purchase Warrant issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.4 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference
12.1	Computation of ratio of earnings to fixed charges
14.1	Code of Business Conduct and Ethics, available on the Company’s website (www.metalico.com) and incorporated herein by reference.
21.1	List of Subsidiaries of Metalico, Inc.
23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.
23.2	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC.
(Registrant)

By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Agüero Carlos E. Agüero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	March 16, 2010

/s/ Eric W. Finlayson Eric W. Finlayson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2010

/s/ Michael J. Drury Michael J. Drury	Executive Vice President and Director	March 16, 2010

/s/ Bret R. Maxwell Bret R. Maxwell	Director	March 16, 2010

/s/ Walter H. Barandiaran Walter H. Barandiaran	Director	March 16, 2010

/s/ Paul A. Garrett Paul A. Garrett	Director	March 16, 2010

/s/ Sean P. Duffy Sean P. Duffy	Director	March 16, 2010

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Metalico, Inc.

We have audited the consolidated balance sheet of Metalico, Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 25 to the consolidated financial statements, on January 1, 2009, the Company adopted new accounting guidance related to noncontrolling interests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 16, 2010

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

To the Board of Directors and Stockholders
Metalico, Inc.

We have audited the consolidated balance sheets of Metalico, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 25 to the consolidated financial statements, on January 1, 2009, the Company adopted new accounting guidance related to noncontrolling interests and retrospectively adjusted the consolidated financial statements for the changes.

Peoria, Illinois
March 16, 2009, except the retrospective adoption of new accounting guidance related to noncontrolling interests described in Note 25, as to which the date is March 16, 2010

McGladrey & Pullen LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

Metalico, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
	($ thousands)

ASSETS
Current Assets
Cash and cash equivalents	$4,938	$62,933
Trade receivables, less allowance for doubtful accounts 2009 $1,187; 2008 $1,896	30,977	20,503
Inventories	52,614	31,772
Prepaid expenses and other current assets	4,333	3,413
Income taxes receivable	6,540	11,112
Deferred income taxes	33	3,626

Total current assets	99,435	133,359
Property and Equipment, net	75,253	80,083
Goodwill	69,301	69,451
Other Intangibles, net	41,602	43,604
Other Assets, net	7,825	13,796

Total assets	$293,416	$340,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of other long-term debt	$8,515	$30,897
Accounts payable	12,526	10,875
Accrued expenses and other current liabilities	7,513	24,779
Income taxes payable	808	—

Total current liabilities	29,362	66,551

Long-Term Liabilities
Senior unsecured convertible notes payable	80,374	98,403
Other long-term debt, less current maturities	27,904	55,409
Accrued expenses and other long-term liabilities	5,519	2,958

Total long-term liabilities	113,797	156,770

Total liabilities	143,159	223,321

Commitments and Contingencies (Notes 17 and 18)
Redeemable Common Stock	—	4,000

Stockholders’ Equity
Common stock	46	36
Additional paid-in capital	171,892	131,248
Accumulated deficit	(20,972)	(17,527)
Accumulated other comprehensive loss	(709)	(785)

Total stockholders’ equity	150,257	112,972

Total liabilities and stockholders’ equity	$293,416	$340,293

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	($ thousands, except share data)

Revenue	$291,733	$818,195	$334,213

Costs and expenses
Operating expenses	239,647	756,099	278,256
Selling, general and administrative expenses	25,994	30,146	20,315
Depreciation and amortization	13,240	12,864	6,279
Impairment charges	—	59,043	—
Gain on acquisition	(866)	—	—

	278,015	858,152	304,850

Operating income (loss)	13,718	(39,957)	29,363

Financial and other income (expense)
Interest expense	(15,857)	(17,355)	(5,883)
Financial instruments fair value adjustment	(2,035)	1,943	—
Equity in loss of unconsolidated investee	(3,839)	(3,419)	—
Gain on debt extinguishment	8,072	—	—
Other income (expense)	(1,963)	410	509

	(15,622)	(18,421)	(5,374)

Income (loss) from continuing operations before provision (benefit) for income taxes and noncontrolling interest	(1,904)	(58,378)	23,989
Provision (benefit)for federal and state income taxes	1,736	(15,535)	8,675

Income (loss) from continuing operations	(3,640)	(42,843)	15,314
Discontinued operations:
Income (loss) from operations less applicable (expense) credit for income taxes 2009 ($162); 2008 $753; 2007 $600;	195	(1,230)	(918)

Net income (loss)	(3,445)	(44,073)	14,396
Noncontrolling interest	—	413	357

Net income (loss) attributable to Company	$(3,445)	$(43,660)	$14,753

Amounts attributable to common shareholders:
Income (loss) from continuing operations	(3,640)	(42,430)	15,671
Income (loss) from discontinued operations	195	(1,230)	(918)

Net income (loss)	$(3,445)	$(43,660)	$14,753

Earnings (loss) per share attributable to Company shareholders:
Basic:
Income (loss) from continuing operations	$(0.08)	$(1.21)	$0.54
Loss from discontinued operations	—	(0.04)	(0.03)

Net income (loss)	$(0.08)	$(1.25)	$0.51

Diluted:
Income (loss) from continuing operations	$(0.08)	$(1.21)	$0.53
Loss from discontinued operations	—	(0.04)	(0.03)

Net income (loss)	$(0.08)	$(1.25)	$0.50

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007

				(Accumulated
	Convertible		Additional	Deficit)	Accumulated Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Comprehensive	Noncontrolling
	Stock-New	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Interest	Total
	($ thousands, except share data)

Balance, January 1, 2007	$34,064	$12	$28,524	$11,380	$(267)		$4,726	$78,439
Compensation recorded for options grants	—	—	691	—	—	—	—	691
Sale of 5,245,999 shares of common stock	—	5	33,934	—	—	—	—	33,939
Investment in Beacon Energy	—	—	—	—	—	—	3,612	3,612
Gain on sale of subsidiary stock	—	—	131	—	—	—	—	131
Adjustment for dilution in subsidiary stock issuance	—	—	—	—	—	—	(201)	(201)
Noncontrolling interest acquired through acquisition	—	—	—	—	—	—	(7)	(7)
Issuance of 14,372,187 shares of common stock on preferred stock conversion	(34,064)	14	34,050	—	—	—	—	—
Issuance of 198,899 shares of common stock in exchange for options exercised	—	1	543	—	—	—	—	544
Issuance of 166,235 shares of common stock in exchange for warrants exercised	—	—	315	—	—	—	—	315
Net income (loss)	—	—	—	14,753	—	14,753	(357)	14,396
Other comprehensive loss, net of tax	—	—	—	—	(69)	(69)	—	(69)

Comprehensive income						$14,684

Balance, December 31, 2007	—	32	98,188	26,133	(336)		7,773	131,790
Sale of 2,923,077 shares of common stock and related warrants net of offering costs and fair value of put warrants	—	3	21,519	—	—	—	—	21,522
Issuance of 622,222 shares of common stock for acquisition net of fair value of make-whole provision	—	1	7,831	—	—	—	—	7,832
Issuance of 311,112 shares of common stock for amendment to make-whole agreements on acquisition	—	—	544	—	—	—	—	544
Issuance of 500,000 shares of redeemable common stock for acquisition	—	—	—	—	—	—	—	—
Issuance of 175,675 shares of common stock in exchange for options exercised	—	—	677	—	—	—	—	677
Issuance of 168,500 shares of restricted common stock, less 10,450 shares forfeited	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	1,994	—	—	—	—	1,994
Investment in Beacon Energy	—	—	—	—	—	—	5,574	5,574
Noncontrolling interest acquired through acquisition	—	—	—	—	—	—	(7)	(7)
Gain on sale of subsidiary stock	—	—	495	—	—	—	—	495
Adjustment for dilution in subsidiary stock issuance	—	—	—	—	—	—	(785)	(785)
Deconsolidation of Beacon Energy	—	—	—	—	—	—	(12,142)	(12,142)
Net loss	—	—	—	(43,660)	—	(43,660)	(413)	(44,073)
Other comprehensive loss, net of taxes	—	—	—	—	(449)	(449)	—	(449)

Comprehensive loss						$(44,109)

Balance December 31, 2008	—	36	131,248	(17,527)	(785)		—	112,972
Sale of 6,000,000 shares of common stock	—	6	24,789	—	—	—	—	24,795
Issuance of 159,393 shares of common stock for amendment to make-whole agreements on acquisition	—	—	288	—	—	—	—	288
Termination of redemption option on 500,000 shares of redeemable common stock	—	—	4,000	—	—	—	—	4,000
Issuance of 3,708,906 shares of common stock in exchange for convertible notes	—	4	8,996	—	—	—	—	9,000
Issuance of 134,665 shares of common stock in exchange for options exercised	—	—	82	—	—	—	—	82
Stock based compensation expense	—	—	2,489	—	—	—	—	2,489
Net loss	—	—	—	(3,445)	—	(3,445)	—	(3,445)
Other comprehensive income, net of taxes	—	—	—	—	76	76	—	76

Comprehensive loss						$(3,369)

Balance December 31, 2009	$—	$46	$171,892	$(20,972)	$(709)		$—	$150,257

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	($ thousands)

Cash Flows from Operating Activities
Net (loss) income	$(3,445)	$(44,073)	$14,396
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	10,318	8,809	5,134
Amortization	3,797	4,225	1,180
Amortization of put option discounts	270	508	239
Amortization of note payable discounts	73	55	—
Impairment loss	—	59,043	—
Provision for doubtful accounts receivable	3	1,465	168
Inventory markdowns	—	7,821	—
(Recovery) provision for loss on vendor advances	(147)	4,703	—
Deferred income taxes	3,463	(16,363)	(391)
Net (gain) loss on sale and disposal of property and equipment	(29)	501	210
Gain on acquisition	(866)	—	—
Gain on legal settlement	(1,266)	—	—
Gain on debt extinguishment	(8,072)	—	—
Equity in loss of unconsolidated investee	3,839	3,419	—
Financial instruments fair value adjustment	2,035	(1,943)	—
Compensation expense on restricted stock, stock options and warrants issued	2,489	1,994	691
Excess tax benefit from stock-based compensation	37	(107)	(57)
Deferred financing costs expensed	542	—	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(9,611)	23,820	(15,044)
Inventories	(20,249)	24,460	(17,216)
Prepaid expenses and other current assets	6,098	309	(1,940)
Increase (decrease) in:
Accounts payable, accrued expenses and income taxes payable	(14,995)	(19,951)	4,608

Net cash (used in) provided by operating activities	(25,716)	58,695	(8,022)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	333	118	27
Purchase of property and equipment	(3,022)	(11,143)	(11,632)
(Increase) decrease in other assets	(269)	600	2,205
Investment in unconsolidated subsidiary	—	(600)	(3,600)
Cash restricted for investment	—	1,874	(6,112)
Cash paid for business acquisitions, less cash acquired	(2,453)	(107,171)	(75,778)

Net cash used in investing activities	(5,411)	(116,322)	(94,890)

Cash Flows from Financing Activities
Net (payments) borrowings under revolving lines-of-credit	—	(29,435)	19,950
Proceeds from other borrowings	612	125,268	57,761
Principal payments on other borrowings	(50,867)	(7,640)	(8,812)
Proceeds from issuance of common stock on exercised warrants and options	82	677	859
Proceeds from other issuance of common stock	24,795	28,513	33,939
Excess tax benefit from stock-based compensation	(37)	107	57
Proceeds from issuance of subsidiary stock	—	5,575	3,613
Debt-issuance costs	(1,453)	(5,814)	(2,608)

Net cash (used in) provided by financing activities	(26,868)	117,251	104,759

Net (decrease) increase in cash and cash equivalents	(57,995)	59,624	1,847
Cash and cash equivalents:
Beginning	62,933	3,309	1,462

Ending	$4,938	$62,933	$3,309

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except share data)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business:  Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of December 31, 2009 included twenty-four scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Youngstown and Warren, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

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

Goodwill:  The Company records as goodwill the excess of the purchase price over the fair value of identifiable net assets acquired. Accounting Standards Codification (ASC), prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment by comparing the estimated fair value of each reporting unit to its carrying value, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis as of December 31 of each fiscal year.

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

Income taxes:  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files its income tax return on a consolidated basis with its respective subsidiaries. The members of the consolidated group have elected to allocate income taxes among the members of the group by the separate return method, under which the parent company credits the subsidiary for income tax reductions resulting from the subsidiary’s inclusion in the consolidated return, or the parent company charges the subsidiary for its allocated share of the consolidated income tax liability. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the statement of operations.

Revenue recognition:  Revenues from product sales is recognized based on free on board (“FOB”) terms which generally is when title transfers and the risks and rewards of ownership have passed to customers. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. Historically, there have been very few sales returns and adjustments in excess of reserves for such instances that would impact the ultimate collection of revenues: therefore, no material provisions have been made when a sale is recognized.

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

Derivative financial instruments:  All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

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

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

Stock-based compensation:  the Company records compensation expense for stock based compensation in accordance with ASC Topic No. 718. For employee stock options, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method and recognizes that expense over the service period for awards expected to vest. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s common stock on each quarterly vesting date. The estimation of

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Business acquisition (scrap metal recycling segment):  On December 8, 2009, the Company’s Metalico Youngstown, Inc., subsidiary (“Youngstown”) closed a purchase of substantially all the assets, of Youngstown Iron & Metal, Inc. (“YIM”) and Atlas Recycling, Inc., (“ARI”) value added processors of recyclable scrap metal feedstocks of ferrous and non-ferrous metals located principally in Youngstown, Ohio. In connection with the acquisition, the Company entered into a short term lease for the real property used in the operations which it expects to purchase in 2010. No goodwill was recorded in the transaction. Included in the allocation of the purchase price is a gain of $866 and is reported as a separate item in income from operations. The $866 gain represents a supplier list valued at $850 which will be amortized on a straight line basis over a 10 year life and $16 representing the fair market value of net assets purchased in excess of the purchase price. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Business acquisition (scrap metal recycling segment):  On May 1, 2008, the Company’s Metalico Pittsburgh, Inc. (formerly known as Metalico Neville, Inc.), Metalico Neville Realty, Inc. and Metalico Colliers Realty, Inc.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

subsidiaries (collectively “Pittsburgh”) closed a purchase of substantially all the assets, including real property, of the Snyder Group, a family-owned multi-yard fully integrated scrap metal recycling operation in Western Pennsylvania and West Virginia. The results of operations acquired are included in the Company’s scrap metal recycling segment in the consolidated financial statements from the acquisition date forward. The aggregate purchase price was $77,482, plus a payment for working capital in excess of a predetermined amount and closing costs totaling $4,621, for an aggregate purchase price of $82,103 comprised of cash of $73,796, and 622,222 shares of Metalico common stock totaling $8,307, representing fair market value at the date of the acquisition. On November 13, 2008 and April 1, 2009, an additional 311,111 and 159,393 shares, respectively, of Metalico common stock were issued to the sellers, as adjustments following a decline in the Company’s stock price. The $544 and $288 respective values of these additional stock issuances were recognized as an expense in the financial instruments fair value adjustment. The acquisition was financed with a portion of the proceeds from the private placement of $100,000 in 7% convertible notes issued on May 1, 2008 as further described in Note 10 below. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation is as follows:

Assets
Cash	$694
Inventory	10,790
Other current assets	44
Property and equipment	29,465
Covenants not-to-compete	1,400
Other Intangibles	23,700
Goodwill	16,010

Net assets acquired	$82,103

The $16,010 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other intangibles acquired in the transaction include $19,400 for supplier relationships which will be amortized on a straight-line basis over a 20-year life, $1,400 for non-compete covenants which will be amortized on a straight-line basis over a 30 month period and $4,300 for trademarks and trade names which have an indefinite life. Refer to Note 7 Goodwill and Note 8 Other Intangible Assets for impairment of intangible assets acquired in the Pittsburgh transaction.

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

Business acquisition (scrap metal recycling segment):  On January 25, 2008, the Company’s Metalico Catcon, Inc. subsidiary, now known as American Catcon, Inc. (“American Catcon”), closed a purchase of substantially all of the operating assets of American Catcon Holdings, LLC (“ACC Texas”) and American Cat

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The results of operations acquired are included in the consolidated financial statements from the acquisition date forward. The acquisition expanded the Company’s platform and presence in the recycling of Platinum Group Metals contained in catalytic converters. The aggregate purchase price, including a payment for inventory in excess of a predetermined amount, was approximately $33,161 comprised of cash in the amount of $25,301, a $3,860 note payable to the seller and 500,000 shares of Metalico redeemable common stock totaling $4,000, representing fair market value at the date of the acquisition. American Catcon will also make an annual earnout payment to ACC Texas for the years 2008, 2009, 2010, and 2011 if the acquired assets perform over predetermined income levels during such periods. If such payments are made, they will increase the total purchase price and be recorded as an increase to goodwill. For the year ending December 31, 2009 and 2008, the earnout is $0. The acquisition was financed with a $17,150 term loan, a $3,860 note payable to the seller in 24 monthly installments with interest at 7%, with the balance of the purchase price paid with borrowings under the Company’s existing credit facility. In connection with the acquisition, the Company entered into a 5-year lease for the facilities located in Buda, Texas. The lease requires monthly rent of approximately $30 per month or $1,800 over the five year term. The operating results of ACC are included in the Company’s scrap metal recycling segment from the date of acquisition.

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

The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation is as follows:

Assets
Cash	$6
Accounts receivable	4,120
Inventory	3,715
Other current assets	4,260
Property and equipment	782
Covenants not-to-compete	740
Other Intangibles	8,790
Goodwill	10,920
Liabilities Assumed
Accounts payable and accrued expenses	(18)
Short-term debt and notes payable	(154)

Net assets acquired	$33,161

The $10,920 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Other intangibles acquired in the transaction include $3,420 for supplier relationships which will be amortized on a straight-line basis over a 10-year life; $1,550 for customer relationships which will be amortized on a straight-line basis over a 10-year life; $10 for a product database which will be amortized on a straight-line basis over a 3-year life; $740 for non-compete covenants which will be amortized on a straight-line basis over a 5 year period and $3,810 for trademarks and trade names which have an indefinite life. Refer to Note 7 Goodwill and Note 8 Other Intangible Assets for impairment of intangible assets acquired in the ACC transaction.

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

Business acquisition (scrap metal recycling segment):  On July 10, 2007, the Company acquired 82.5% of the outstanding capital stock of Totalcat Group, Inc. (“Totalcat”), a recycler and manufacturer of catalytic devices headquartered in Newark, New Jersey. Both Metalico, Inc. (“Metalico”) and the selling stockholders of Totalcat have rights to require the sale of the remaining Totalcat stock to Metalico after the second anniversary of the acquisition at a price determined in accordance with a formula set forth in the governing stock purchase agreement. The Company had recorded an initial liability of $5,734 on the acquisition date representing the net present value of the minimum anticipated purchase price of $6,750 for the remaining 17.5% it did not acquire at the acquisition date. On July 10, 2009, the Company acquired the remaining 17.5% it did not own for $6,750. The results of operations acquired have been included in the accompanying consolidated financial statements since that date. The aggregate purchase price for the capital stock acquisition was approximately $30,000, plus a $1,488 payment for net working capital in excess of a predetermined amount. The Company also entered into a $1,500 non-compete agreement with one of the previous owners. The acquisition was financed with an $18,000 term loan with the $13,488 balance of the purchase price paid with borrowings from the Company’s existing credit facility. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation resulted in $27,092 of goodwill, not deductible for income tax purposes, representing the excess of cost over the fair value of net tangible and finite lived intangible assets acquired. Other amortizable intangible assets acquired in the transaction include $3,940 for supplier relationships which are being amortized on a straight-line basis over a 13-year period; $480 for customer relationships which are being amortized on a straight-line basis over a 13-year period; $230 of value in excess of the price paid for a non-compete covenant amortizable on a straight-line basis over a 4 year period commencing with the termination of the employment of one of the previous owners; $9,290 for trademarks and trade names which have an indefinite life and $9 for patents which will be amortized over the statutory life. Refer to Note 7 Goodwill and Note 8 Other Intangible Assets for impairment of intangible assets acquired in the Totalcat transaction.

Unaudited pro forma financial information presented below for the year ended December 31, 2007 gives effect to the acquisition of Totalcat as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Totalcat had taken place at the beginning of each of the periods presented.

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

Revenues for the years ended December 31, 2009, 2008 and 2007, includes revenue from net sales to the following customer (which accounted for 10% or more of the total revenue of the Company in any of those periods), together with the trade receivables due from such customer as of and December 31, 2009 and 2008.

	Net Revenues to Customer as a Percentage			Trade Receivable
	of Total Revenues			Balance as of
	For The Year Ended December 31,			December 31,
	2009	2008	2007	2009	2008

Customer A (Scrap metal reporting segment)	18.0%	30.0%	8.4%	$5,123	$347

Note 4.	Inventories

Inventories as of December 31, 2009 and 2008 were as follows:

	2009	2008

Raw materials	$4,403	$5,240
Finished goods	6,935	7,909
Work-in-process	1,894	534
Ferrous scrap metal	15,655	8,241
Non-ferrous scrap metal	23,727	9,848

	$52,614	$31,772

Note 5.	Investment in Beacon Energy Holdings Inc.

As of December 31, 2009 and 2008, the Company held a 33.1% and 36.6% interest respectively in Beacon Energy Holdings, Inc. (“Beacon”) a company organized to produce and market biofuels refined from waste vegetable oil, fats, and agricultural feedstocks. Beacon currently trades on the OTC Bulletin Board. As of December 31, 2009, the Company had invested $5,000 in Beacon. The operations of Beacon prior to June 30, 2008 were consolidated into the operating results of the Company with an elimination of the noncontrolling interests share. Subsequent to June 30, 2008, the investment has been accounted for as an equity method investment due to a reduction in the Company’s ownership percentage resulting from additional investments made by unrelated investors into Beacon on that date. As of December 31, 2009, Carlos E. Agüero, Chairman, President and Chief Executive Officer of the Company, holds approximately 9.9% of the stock of Beacon and serves as the chairman of its board of directors. At December 31, 2009, the Company determined the carrying value of its investment in Beacon was not recoverable due to expiration of federal renewable energy tax credits, low product demand, rising

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

feedstock costs and diminished working capital balances at year end. For the year ended December 31, 2009 the Company reported a loss from unconsolidated subsidiaries totaling $3,839 comprised of its respective share in the equity of Beacon’s net loss for the year ended December 31, 2009 of $1,235 and the write down of carrying value of $2,604. For the period July 1 through December 31, 2008, the Company’s respective share in the equity of Beacon’s net loss was $3,419. These losses are reflected in other income (expense).

The carrying amount of the investment in Beacon as of December 31, 2009 and 2008 is $0 and$3,609.

Note 6.	Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consisted of the following:

	2009	2008

Land	$8,837	$8,837
Buildings and improvements	25,217	24,800
Office furniture, fixtures and equipment	1,654	1,534
Vehicles and machinery and equipment	74,189	70,651

	109,897	105,822
Less accumulated depreciation	34,644	25,739

	$75,253	$80,083

Note 7.	Goodwill

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill is tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. At December 31, 2009, the Company’s market capitalization exceeded total shareholders’ equity by approximately $78,200. Significant improvements in economic conditions in industries in which the Company purchases and sells material has resulted in improved operating results in its operating units. No indicators of impairment were identified for the year ended December 31, 2009. The carrying amount of goodwill was reduced by $150 in the year ending December 31, 2009 due to a corresponding reduction in liabilities under earnout agreements.

For the year ending December 31, 2008, the profitability of individual reporting units suffered from downturns in customer demand and other factors resulting from the global economic crisis including the precipitous decline in commodity prices. Certain individual reporting units were more impacted by these factors than the Company as a whole due to particular demand characteristics for specific commodities which the Company handles. Specifically, the decline in the automotive industry, which drives a significant portion of the demand for Platinum Group Metals (PGM), resulted in exceptional declines in PGM pricing which impacted the fair value of the goodwill recorded in the Company’s PGM reporting units.

Additionally, the Company’s market capitalization was significantly impacted by extreme volatility in the U.S. equity and credit markets and as of December 31, 2008, was below its net book value. In its annual test for impairment, the Company identified instances where the recovery of the goodwill and other intangible assets recorded in the acquisition of certain reporting units was doubtful. Upon analysis the Company had determined that the implied fair value of its recorded goodwill exceeded its carrying value. As such, the Company recorded a goodwill impairment charge of $36,260 for the year ended December 31, 2008.

Further adverse changes in general economic and market conditions and future volatility in the equity and credit markets could have further impact on the Company’s valuation of its reporting units and may require the Company to assess the carrying value of its remaining goodwill and other intangibles prior to normal annual testing date.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008

Balance, beginning	$69,451	$78,565
Acquired during the year	—	26,930
Adjustment for earnouts	(150)	5,250
Resolution of purchase allocation for 2007 acquisition	—	(7,674)
Other costs for 2007 and 2008 acquisitions recorded as goodwill	—	2,640
Impairment charges	—	(36,260)

Balance, ending	$69,301	$69,451

Note 8.	Other Intangible Assets

The Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At December 31, 2009, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

At December 31, 2008, significant adverse changes in the global economic environment, as well as the business climate for commodities in which the Company deals, changes to the Company’s operating results and forecasts, and a significant reduction in the Company’s market capitalization, the carrying value of certain items of the Company’s other long-lived assets exceeded their respective fair value as of that date. As such, the Company recorded an impairment charge of $22,783 for the year ended December 31, 2008. Other intangible assets as of December 31, 2009 and 2008 consisted of the following:

	Gross			Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Charges	Amount

2009
Covenants not-to-compete	$4,310	$(2,540)	$—	$1,770
Trademarks and tradenames	6,075	—	—	6,075
Customer relationships	1,055	(1,055)	—	—
Supplier relationships	37,500	(4,203)	—	33,297
Know how	397	—	—	397
Patents and databases	94	(31)	—	63

	$49,431	$(7,829)	$—	$41,602

2008
Covenants not-to-compete	$6,731	$(2,194)	$(2,129)	$2,408
Trademarks and tradenames	18,275	—	(12,200)	6,075
Customer relationships	2,605	(986)	(1,408)	211
Supplier relationships	44,440	(2,990)	(7,031)	34,419
Know how	397	—	—	397
Patents and databases	113	(4)	(15)	94

	$72,561	$(6,174)	$(22,783)	$43,604

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

The changes in the net carrying amount of amortized intangible and other assets by classifications for the years ended December 31, 2009 and 2008 were as follows:

	Covenants
	Not-to-	Customer	Supplier	Patents and
	Compete	Relationships	Relationships	Databases

2009
Balance, beginning	$2,408	$211	$34,419	$94
Acquisitions/additions	49	—	900	—
Amortization	(687)	(211)	(2,022)	(31)
Impairment charges	—	—	—	—

Balance, ending	$1,770	$—	$33,297	$63

2008
Balance, beginning	$3,002	$422	$17,735	$—
Acquisitions/additions	2,370	1,550	26,080	113
Amortization	(835)	(353)	(2,365)	(4)
Impairment charges	(2,129)	(1,408)	(7,031)	(15)

Balance, ending	$2,408	$211	$34,419	$94

Amortization expense recognized on all amortizable intangible assets totaled $2,951, $3,557 and $934 for the years ended December 31, 2009, 2008 and 2007. Estimated aggregate amortization expense on amortizable intangible and other assets for each of the next five years and thereafter is as follows:

Years Ending December 31:	Amount

2010	$2,858
2011	2,528
2012	2,464
2013	2,405
2014	2,367
Thereafter	22,508

$35,130

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Note 9.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2009 and 2008 consisted of the following:

	2009			2008
	Current	Long-Term	Total	Current	Long-Term	Total

Environmental remediation costs	$662	$1,350	$2,012	$115	$1,518	$1,633
Payroll and employee benefits	2,232	—	2,232	3,572	—	3,572
Interest, bank fees and interest rate swap	1,401	880	2,281	1,887	1,028	2,915
Obligations under purchase commitments	—	—	—	1,973	—	1,973
Obligations under put options (see Note 2)	—	—	—	6,481	—	6,481
Obligations under make-whole agreements (see Note 13)	1,204	—	1,204	3,546	—	3,546
Obligations under earnout agreements (see Note 2)	133	—	133	5,250	—	5,250
Put warrant liability	—	3,289	3,289	—	412	412
Other	1,881	—	1,881	1,955	—	1,955

	$7,513	$5,519	$13,032	$24,779	$2,958	$27,737

Note 10.	Pledged Assets, Long-Term Debt and Warrants

	2009	2008

Long-term debt, excluding senior unsecured convertible notes payable, as of December 31, 2009 and 2008, consisted of the following:
Senior debt:
Term loans payable under secured credit facility with primary lender, due in monthly principal installments from $94 to $99 plus interest at the lenders base rate plus a margin (an effective rate of 4.15% at December 31, 2008), remainder due May 2013, collateralized by substantially all assets of the Company.	$—	$10,614
Note payable to bank, due in monthly installments of $3, including interest at 7.2%, remainder due April 2019, collateralized by a mortgage on real property	236	250
Other, primarily equipment notes payable and capitalized leases for related equipment, interest from 0.0% to 15.5%, collateralized by certain equipment with due dates ranging from 2010 to 2015	3,319	4,553
Term loans payable maturing July 2013. Interest payable monthly at the lenders minimum base rate plus a margin of 6.5% with a minimum of 14.0% (an effective rate of 14.0% at December 31, 2009), The notes are guaranteed by certain of the Company’s subsidiaries and collateralized by substantially all assets of the Company	30,630	67,150
Subordinated debt (subordinate to debt with primary lenders):
Note payable to corporation in connection with business acquisition, due in principal installments of approximately $11 every other month plus interest at 5%, unsecured	—	53
Non-compete obligations payable to individuals in connection with business acquisitions, due in installments from $11 to $15 from monthly to every other month, unsecured	—	733

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

	2009	2008

Note payable to corporation in connection with business acquisition, due in monthly installments of approximately $19 including imputed interest at 4.8%, due April 2009, collateralized by equipment	—	75
Note payable to corporation in connection with business acquisition, due in monthly installments of approximately $21 including imputed interest at 4.8%, due April 2009, collateralized by land and buildings acquired under the terms of the purchase agreement	—	62
Note payable to corporation in connection with business acquisition, due in quarterly principal installments of approximately $63 plus interest at 7%, due November 2009, unsecured	—	250
Note payable to selling shareholders in connection with business acquisition, due in monthly installments of approximately $20 plus interest at 5%, due December 2019, unsecured	1,842	—
Note payable to selling shareholder in connection with business acquisition, due in monthly installments of approximately $41 plus interest at 8%, due May 2010, unsecured	205	698
Note payable to selling shareholder in connection with business acquisition, due in monthly installments of approximately $17 plus interest at 8%, due May 2010, unsecured	87	295
Note payable to corporation in connection with business acquisition, due in monthly installments of approximately $161 including interest at 7%, remainder due January 2010, unsecured	100	1,573

	36,419	86,306
Less current maturities	8,515	30,897

Long-term portion	$27,904	$55,409

On July 27, 2009, the Company entered into a Tenth Amendment (the “Tenth Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of July 3, 2007 (the “Loan Agreement”), by and among the Company and certain of its subsidiaries as borrowers and Wells Fargo Foothill, Inc., as arranger and administrative agent, and the lenders party thereto. Among other things, the Tenth Amendment provided for a reduction in the maximum amount available under the Loan Agreement’s revolving credit facility to $30,000, subject to a borrowing base, with an initial reserve of $20,000. Interest rates were unchanged. The Tenth Amendment reset the Company’s minimum “EBITDA” covenant (as defined in the Loan Agreement), deleted its minimum fixed charge coverage ratio covenant, established a new maximum leverage ratio covenant, and permitted certain payments under the Financing Agreement with Ableco Finance LLC described below. The remaining material terms of the Loan Agreement remained unchanged by the Tenth Amendment. No amounts were outstanding under the Company’s revolving line of credit as of December 31, 2009 and 2008.

On February 27, 2009, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Loan Agreement that provided for the prepayment of all outstanding term loans under the Agreement (in an aggregate amount of approximately $10,200) and the termination of the term loan facilities, and a reduction in the maximum amount available under the Loan Agreement’s revolving credit facility to $60,000 from $78,000, subject to a borrowing base. Interest on revolving loans was adjusted to (i) the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% (an effective rate of 4.50% as of December 31, 2009) or, at the Company’s election, (ii) the current LIBOR rate plus 3%. The Seventh Amendment also reset certain covenants, including the Company’s minimum “EBITDA,” minimum fixed charge coverage ratio, and maximum capital expenditure

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

covenants, and permitted the payments under the Financing Agreement with Ableco Finance LLC described below. Interceding amendments between the Seventh and Tenth Amendments were not material.

Listed below are the material debt covenants prescribed by the Loan Agreement as of December 31, 2009. The Company is in compliance with each covenant.

Leverage Ratio — Leverage Ratio must not exceed covenant

Covenant	3.51:1.00
Actual	1.22:1.00

Minimum EBITDA — Trailing twelve month EBITDA must not be less than covenant

Covenant	$11,622
Actual	$27,282

Year 2009 Capital Expenditures — Year 2009 capital expenditures must not exceed covenant

Covenant	$6,325
Actual	$3,022

On July 27, 2009, the Company entered into Amendment No. 8 (“Amendment No. 8”) to the Financing Agreement, dated as of July 3, 2007 (the “Financing Agreement”), by and among the Company as borrower, certain of its subsidiaries as guarantors, and Ableco Finance LLC as collateral and administrative agent and the lenders party thereto. Amendment No. 8 provided for a payment of $5,000 on the outstanding term debt under the Financing Agreement at closing that had previously been due on August 12, 2009, and permitted additional principal payments from the net proceeds of (i) federal tax refunds and net operating loss carrybacks (exclusive of a $2,700 payment already made) and (ii) offerings of the Company’s stock, if any, in an aggregate amount of at least $12,300. Interest rates were otherwise unchanged. The Company completed the stock offering on August 14, 2009, described in Note 12 below, and repaid a total of $18,820, meeting all of its obligations under Amendment No. 8. No other principal payments were scheduled prior to maturity. Amendment No. 8 also reset the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum “EBITDA” (as defined in the Financing Agreement) and minimum “Working Assets” (defined to include values for receivables, inventory, and cash and cash equivalents) covenants and added a monthly minimum EBITDA requirement. The remaining material terms of the Financing Agreement remained unchanged by Amendment No. 8.

On February 27, 2009, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the Financing Agreement. Amendment No. 6 provided for three equal payments of $5,000 on the outstanding term debt under the Financing Agreement, including one made at closing, one made by May 13, 2009 and one made by August 12, 2009, respectively. Interest on the term loans was adjusted to (i) (A) the greater of 7.5% per annum and the “Reference Rate” (a rate determined by reference to the prime rate) plus (B) 6.5% or (ii) at the Company’s election, (A) the greater of 4.5% per annum and the current LIBOR rate plus (B) 9.5% (an effective rate of 14.0% as of December 31, 2009). Amendment No. 6 also reset certain covenants, including the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum “EBITDA”, and maximum capital expenditure covenants, added a covenant requiring minimum “Working Assets” and allowed for the term loan payments under the Loan Agreement described above. An interceding amendment between Amendment No. 6 and Amendment No. 8 was not material.

After giving effect to Amendment No. 8 and the Tenth Amendment to the Loan Agreement described above, as of December 31, 2009, the Company had outstanding indebtedness under the Financing Agreement in a principal amount of approximately $30,630 all in term loans maturing June 30, 2013. Under the Loan Agreement, availability amounted to $13,478 with no amount outstanding at December 31, 2009.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Listed below are the material debt covenants as prescribed by the Financing Agreement as of December 31, 2009. The Company is in compliance with each covenant.

Leverage Ratio — Leverage Ratio must not exceed covenant

Covenant	3.51:1.00
Actual	1.22:1.00

Fixed Charge Coverage Ratio — Fixed Charge Coverage Ratio must not be less than covenant

Covenant	0.27:1.00
Actual	1.17:1.00

Minimum EBITDA — Trailing twelve month EBITDA must not be less than covenant

Covenant	$11,622
Actual	$27,282

Monthly Minimum EBITDA — Monthly Minimum EBITDA must not be less than covenant

Covenant	$250
Actual	$2,265

Year 2009 Capital Expenditures — Year 2009 capital expenditures must not exceed covenant

Covenant	$6,325
Actual	$3,022

Working Assets — Working assets must not be less than covenant

Covenant	$51,776
Actual	$88,529

As a result of the Seventh Amendment and Amendment No. 6, $23,298 of debt was reclassified as a current liability as of December 31, 2008. As a result of the Tenth Amendment and Amendment No. 8, an additional $12,300 in principal was accelerated as of June 30, 2009. At December 31, 2009, all accelerated principal has been paid.

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

New Secured Credit Facility (Unaudited):

On March 2, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A. The new three-year facility consists of senior secured credit facilities in the aggregate amount of $65,000, including a $57,000 revolving line of credit (the “Revolver”) and an $8,000 machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, are not to exceed the lesser of $57,000 or a “Borrowing Base” amount based on specified percentages of eligible

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, the current LIBOR rate plus 3.5%. The term loan bears interest at the Base Rate plus 2% or, at our election, the current LIBOR rate plus 4.25%. Under the Agreement, the Company will be subject to certain operating covenants and will be restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Agreement contains certain financial covenants, including minimum EBITDA, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Agreement are secured by substantially all of our assets other than real property. The proceeds of the Agreement are to be used for present and future acquisitions, working capital, and general corporate purposes.

Upon the effectiveness of the Credit Agreement described in the preceding paragraph, the Company terminated the Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. dated July 3, 2007, as amended (the “Loan Agreement”) and repaid outstanding indebtedness under the Loan Agreement in the aggregate principal amount of approximately $13,478. The Company also terminated the Financing Agreement with Ableco Finance LLC dated July 3, 2007, as amended (the “Financing Agreement”) and repaid outstanding indebtedness under the Financing Agreement in the aggregate principal amount of approximately $30,630. Outstanding balances under the Loan Agreement and the Financing Agreement were paid with borrowings under the Credit Agreement and available cash. Unamortized deferred financing costs under the prior loan agreements amounted to $2,107 and will be expensed in the first quarter of 2010.

Listed below are the material debt covenants as prescribed by the Credit Agreement with which the Company will need to be in compliance.

Annual Capital Expenditures — capital expenditures must not exceed $6,500 per annum.

Minimum EBITDA — Minimum EBITDA must not be less than covenant.

Minimum
Period Ending:	EBITDA

Three months ending March 31, 2010	$3,237
Six months ending June 30, 2010	$9,331

Fixed Charge Coverage Ratio — Commencing September 30, 2010, Fixed Charge Coverage Ratio must not be less than 1.10:1.00.

Senior Unsecured Notes Payable:

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100,000 of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of the Company’s common stock (“Note Shares”). The initial conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes under certain circumstances, and (ii) an optional redemption right exercisable by the Company beginning on the third anniversary of the date of issuance of the Notes and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon. The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make whole provisions upon a change

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

of control, (iii) “weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversary of the date of issuance of the Notes whereby the Note Purchasers would receive the present value (using a 3.5% discount rate) of the interest they would have earned should their Notes so converted had been outstanding from such forced conversion date through the sixth anniversary of the date of issuance of the Notes, and (v) a debt incurrence covenant which would limit the ability of the Corporation to incur debt, under certain circumstances. The transactions contemplated by the Securities Purchase Agreement closed May 1, 2008. The Company received stockholder approval for the right to issue more than 20% of the Company’s outstanding common stock pursuant to the terms of the Notes at its annual meeting of stockholders on June 24, 2008 in accordance with certain rules of the American Stock Exchange (now known as NYSE Amex).

In connection with the convertible note issuance described above, the Note Purchasers also received a total of 250,000 warrants (“Put Warrants”) for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The initial fair value of the put warrants was $1,652 which was recorded as a debt discount and will be amortized over the life of the convertible notes. In the event of a change of control, at the request of the holder delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the Put Warrant from the holder by paying the holder, within five (5) business days of such request (or, if later, on the effective date of the change of control, cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control.

In connection with the Securities Purchase Agreement, the Company and the Note Purchasers entered into a Registration Rights Agreement, dated as of April 23, 2008, pursuant to which the Company filed a registration statement (the “Registration Statement”) on May 23, 2008 to register the resale of the Note Shares and the shares underlying the Put Warrants together with the shares issued in the Company’s private placement of equity of April 9, 2008 (the “Equity Placement”) and the shares underlying the warrants issued in the Equity Placement. The Registration Statement was declared effective by the SEC on July 17, 2008.

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

In the second tranche, effected on June 4, 2009, the Company exchanged 2,463,552 shares of its common stock for principal debt in the aggregate amount of $10,000 with the participating holders valued at an Exchange Rate of 61% based on a per share price of $2.48. The terms of the second tranche, specifically the effective date, the face amount of Convertible Notes to be exchanged and the Exchange Rate, were modified under the terms of five individual but essentially uniform amendments to the Exchange Agreements dated June 4, 2009. As a result of the consummation of the second tranche of the exchanges, the Company recognized a $3,227 gain on debt extinguishment, net of unamortized discounts and deferred financing costs that were written off as part of the exchange.

The Exchange Agreements also provided for true-up’s of additional shares to be issued or additional debt retirement based on the volume-weighted average price of the Company’s common stock during a twenty-five day trading period following the first tranche and a thirty-five day trading period for the second tranche. The participating noteholders were also entitled to certain interim true-up’s during each trading period if the Company’s

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

stock price declined below certain levels, which did not occur. As a result of the true-up for the first tranche, the Company retired an additional $75 in principal under the Convertible Notes, resulting in an additional $70 gain on debt extinguishment, net of unamortized discounts and deferred financing costs that were written off as part of the exchange and as a result of the true-up for the second tranche, the Company retired an additional $3,315 in principal under the Convertible Notes, resulting in an additional $3,048 gain on debt extinguishment, net of fees paid, unamortized discounts and deferred financing costs that were written off as part of the exchange. No additional shares of stock were issued in connection with either tranche’s final true-up.

The Company received no cash proceeds as a result of the exchanges of its common stock for Convertible Notes and all Convertible Notes surrendered in the exchanges were retired and cancelled.

The balance of the Convertible Notes is included in the balance sheet at December 31, 2009 is $80,374 which is inclusive of unamortized discount of $1,237.

In December 2007, the Company entered into an interest rate swap agreement related to their borrowings on its revolving line-of-credit with Foothill. This swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized over the life of the agreement in interest expense. The swap agreement expires in January 2011 and has a rate of 4.04% with a notional amount of $20,000. Included in other comprehensive income is a loss of approximately $14 ($9 net income taxes) and $483 ($300 net of income taxes) relating to the change in fair value of the swap agreement as of December 31, 2009 and 2008 respectively. In September 2008, the interest rate swap became ineffective when the Company fully repaid the underlying debt for which the swap was entered. As a result of the ineffectiveness of the swap, the Company recognized an additional $282 and $529 in interest expense for the years ending December 31, 2009 and 2008 respectively. In connection with the new Credit Agreement entered in to on March 2, 2010, the Company was required to terminate the interest rate swap contract. As a result, the Company paid $760 to terminate the contract.

After giving effect to the new credit facility entered into on March 2, 2010, the aggregate annual maturities required on long-term debt at December 31, 2009, are as follows:

	Under Previous	Under New
Years Ending December 31:	Loan Agreements	Loan Agreements
		(Unaudited)

2010	$1,989	$8,515
2011	1,258	3,258
2012	751	2,751
2013	30,939	20,413
2014	301	301
Thereafter	81,555	81,555

	$116,793	$116,793

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Note 11.	Accumulated Other Comprehensive Loss

Total comprehensive income (loss) is reported in the accompanying statements of stockholders’ equity. Information related to the components, net of tax, of other comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 is as follows.

	2009	2008	2007

Change in funded status of defined benefit pension plan	$85	$(149)	$(6)
Unrealized loss on interest rate swap	(9)	(300)	(63)

	$76	$(449)	$(69)

The components of accumulated other comprehensive loss, net of tax, as of December 31, 2009 and 2008 are as follows:

	2009	2008

Funded status of defined benefit pension plan	$(337)	$(422)
Unrealized loss on interest rate swap	(372)	(363)

	$(709)	$(785)

Note 12.	Capital and Redeemable Stock

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

On August 10, 2009, the Company entered into an Underwriting Agreement for the sale of a total of 6,000,000 shares of common stock at a price of $4.18 per share. The common stock was offered and sold pursuant to the Company’s shelf registration on Form S-3 filed with the Securities and Exchange Commission and resulted in net proceeds of approximately $24,795 after offering expenses. The Company used the proceeds to reduce debt and for general corporate purposes.

Capital stock voting rights, par value, dividend features and authorized, issued and outstanding shares are summarized as follows as of December 31, 2009 and 2008:

	2009		2008
		Issued and		Issued and
	Authorized	Outstanding	Authorized	Outstanding

New Preferred stock, voting, $.001 par value	10,000,000	—	10,000,000	—
Common stock, voting, $.001 par value	100,000,000	46,425,224	100,000,000	36,428,154

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

The aggregate value of the remaining redemption rights totaled $4,000 at December 31, 2008, which was reported as redeemable common stock outside of the stockholders’ equity section of the Company’s balance sheet. The put rights as of December 31, 2008, consisted of 500,000 shares delivered to certain holders as a component of the consideration for the Company’s American Catcon acquisition. The holders of the redeemable stock had the right to put such shares to the Company at a minimum price of $8.00 in two equal lots of 250,000 shares, the first within ten trading days of January 25, 2009 and the second within ten trading days of January 25, 2010. The Company disputed the terms of the underlying transaction and declined to honor the put of the first lot in January 2009. On December 31, 2009, the Company entered into an agreement with the holders of the shares of its redeemable common stock. In lieu of receiving the $8.00 per share redemption price from the Company, the holders agreed to liquidate their shares in the public trading market. The Company agreed to pay the holder the shortfall, if any, between the proceeds received by the holders from market sales of the stock and $8.00 per share included in other expense in the statement of operations. All 500,000 shares were liquidated by the holders by February 5, 2010 and the Company recorded a charge of $1,204 as a result of the shortfall incurred. The $1,204 liability was recorded as a short-term liability and reported in accrued expenses as of December 31, 2009.

Changes in redeemable common stock for the years ended December 31, 2009, 2008 and 2007, were as follows:

	2009	2008

Balance, beginning	$4,000	$—
Issued 500,000 shares of redeemable common stock in connection with acquisition	—	4,000
Reclassification of 500,000 shares of redeemable common stock	(4,000)	—

Balance, ending	$—	$4,000

Stock Purchase Warrants:

In conjunction with the issuance of convertible notes to finance a business acquisition in May 2008, convertible note purchasers were issued a total of 250,000 warrants for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The Company also issued warrants to purchase 1,169,231 shares of the Company’s common stock at an exercise price of $12.65 per share (subject to adjustment) with a term of six years in connection with a private placement of the Company’s common stock in March 2008. Both sets of warrants provide that, in the event of a change of control, at the request of the holder delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the warrant from the requesting holder by paying the holder, within five (5) business days of such request (or, if later, on the effective date of the change of control), cash in an amount equal to the Black

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control. At December 31, 2009, all 1,419,231 warrants were outstanding.

Note 13.	Financial Instruments Liabilities

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

The estimated fair value of the warrants issued in connection with the Convertible Notes was $560 and $69 at December 31, 2009 and 2008 respectively. The warrants are presented as a long-term liability in the accompanying balance sheets. The change in the fair market value of the put warrant liability required the Company to record expense of $491 and income of $1,583 for the years ended December 31, 2009 and 2008, respectively.

The estimated fair value of the warrants related to the common stock offering was $2,729 and $343 at December 31, 2009 and 2008, respectively. The warrants are presented as a long-term liability in the accompanying balance sheets. The change in the fair market value of the put warrant liability required the Company to record expense of $2,386 and income of $5,081 for the years ended December 31, 2009 and 2008, respectively.

At each balance sheet date, any change in the calculated fair market value of the warrant obligations must be recorded as additional expense or other income.

In connection with the Pittsburgh acquisition, the Company entered into to a make-whole agreement (“make-whole agreement”) that provides reimbursement to the seller for any shortfall in selling price below an agreed upon price, up to a maximum of $7,000, on the sale of Company stock issued in the transaction for a period beginning on the six month anniversary of the transaction. During the year ended December 31, 2009, the Company has made payments totaling $2,415 under the make-whole agreement. The change in the fair market value required the Company to record an $843 decrease and $4,721 increase in the value of the make-whole liability for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, all obligations under the Pittsburgh make-whole agreement were satisfied.

In connection with the settlement reached between the Company and the sellers of American Catcon, the parties agreed to an arrangement whereby in lieu of receiving the $8.00 per share redemption price from the Company, the holders agreed to liquidate their shares in the public trading market. The Company agreed to pay the holder the shortfall, if any, between the proceeds received by the holders from market sales of the stock and $8.00 per share. At December 31, 2009, the liability amounted to $1,204 determined by the amount paid out on February 5, 2010.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Note 14.	Income Taxes

Net deferred tax assets (liabilities), resulting from the differences in the timing of the recognition of certain income and expense items for financial and tax accounting purposes, consisted of the following components as of December 31, 2009 and 2008:

	2009	2008

Deferred tax assets:
Inventories	$1,947	$876
Accrued liabilities	1,909	2,620
Accounts receivable	501	752
Loss carryforwards for state purposes	3,807	3,414
Intangible assets	2,816	5,499
Basis in equity investment	2,229	691

	13,209	13,852
Less valuation allowance	3,795	3,211

	9,414	10,641

Deferred tax liabilities:
Property and equipment	6,961	4,677
Gain on debt extinguishment	2,260	—
Prepaid expenses	160	184

	9,381	4,861

	$33	$5,780

Included in deferred tax liabilities at December 31, 2009 and 2008 is $361 related to the gain on sale of subsidiary stock recorded as a capital transaction in the consolidated statement of stockholders’ equity.

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2009 and 2008, as follows:

	2009	2008

Current assets	$33	$3,626
Long-term assets	—	2,154

	$33	$5,780

Management has recorded a valuation allowance on a portion of the net deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The increase in the valuation allowance for 2009 and 2008 is attributable to loss carryforwards for state purposes related to non-operating subsidiaries unlikely to produce future taxable income in order to utilize these loss carryforwards before they expire. Certain of these valuation reserves were established upon business acquisitions and, if reversed in the future, will result in a decrease to goodwill.

Loss carryforwards primarily for state tax purposes as of December 31, 2009, total approximately $48,325 applicable to the various states in which the Company files its tax returns. A valuation allowance has been recorded for approximately 95% of these loss carryforwards applicable to non-operating subsidiaries filing as single entities

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

under applicable federal and state tax laws. The ability of such non-operating subsidiaries to produce future taxable income in order to utilize all of the loss carryforwards before they expire in 2028 is unlikely.

The Company adopted the provisions of ASC Topic 740 Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no effect on retained earnings as of January 1, 2007 or on income tax expense for the years ended December 31, 2009, 2008 and 2007.

For the year ending December 31, 2009, the computed current tax credit for continuing operations of $3,870 was comprised of a federal credit of $3,952 and a state provision of $82.

The total provision (credit) for income taxes for the years ended December 31, 2009, 2008 and 2007, consisted of the following:

	2009	2008	2007

Continuing operations:
Current	$(3,870)	$(1,822)	$8,535
Deferred	5,606	(13,713)	140

	$1,736	$(15,535)	$8,675

Discontinued operations:
Current	$(335)	$(1,492)	$(108)
Deferred	497	739	(492)

	$162	$(753)	$(600)

The income tax provision (credit) attributable to income from continuing operations differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009, 2008 and 2007, due to the following:

	2009	2008	2007

Computed statutory tax expense (credit)	$(586)	$(20,433)	$8,396
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	(68)	(1,751)	1,205
Non-deductible items	1,660	—	—
Impairment of non-deductible goodwill and intangible assets	—	6,946	—
Change in valuation allowance	585	673	97
Other, net	145	(970)	(1,023)

	$1,736	$(15,535)	$8,675

The total income tax provision (credit) for the years ended December 31, 2009, 2008 and 2007, was $1,898, ($16,288), and $8,075, respectively. Those amounts have been allocated to the following financial statement items:

	2009	2008	2007

Income from continuing operations	$1,736	$(15,535)	$8,675
Discontinued operations	162	(753)	(600)

	$1,898	$(16,288)	$8,075

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Note 15.	Stock-Based Compensation Plans

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

A summary of the status of the fixed awards at December 31, 2009, 2008 and 2007, and changes during the years ended on those dates is as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,640,009	$8.74	1,185,919	$5.03	995,905	$3.40
Granted	679,382	3.98	678,000	13.81	453,500	7.72
Exercised	(134,665)	0.61	(175,675)	3.86	(198,899)	2.74
Expired	(83,094)	8.28	(48,235)	6.68	(64,587)	5.82

Outstanding at end of year	2,101,632	7.74	1,640,009	8.74	1,185,919	5.03

Exercisable at end of year	1,105,397 (a)	8.03	859,146	5.72	679,701	3.66
Weighted-average fair value per award of awards granted during the year	$2.68		$6.25		$4.05

(a)	As of December 31, 2009, there was $3,482 of total unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 1.94 years.

For the years ended December 31, 2009, 2008, and 2007, the fair value of each award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants: dividend rate of 0%; risk-free interest rates of between 2.19% and 2.64% based on the U.S. Treasury yield curve in effect at the time of the grant; expected lives of 3-5 years and average volatility rates of 83% to 55% and 55% for 2009 2008 and 2007, respectively based upon the Company’s stock price volatility. Total fair value of options vested during the year ending December 31, 2009 was $2,169.

	As of and For The Year Ended December 31
	Aggregate Intrinsic Value
	2009	2008	2007

Options outstanding:	$841	$156	$6,855
Options exercisable:	$301	$156	$4,858
Options exercised:	$308	$1,533	$1,026

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

A further summary about awards outstanding at December 31, 2009, was as follows:

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
		Weighted-			Weighted-
		Average			Average
		Remaining			Remaining
	Number	Contractual		Number	Contractual
Exercise Prices	Outstanding	Life		Exercisable	Life

$ 3.03	110,084	1.0		110,084	1.0
3.50	15,583	0.0	*	15,583	0.0	*
3.88	532,667	4.6		58,852	4.6
4.36	10,000	1.3		10,000	1.3
4.58	139,050	4.9		—	4.9
4.70	1,389	1.5		1,389	1.5
4.86	10,000	1.3		10,000	1.3
4.90	170,000	0.0	*	170,000	0.0	*
5.36	5,000	1.3		5,000	1.3
5.50	105,429	1.5		105,429	1.5
6.29	15,000	2.3		13,333	2.3
7.56	5,000	2.7		3,750	2.7
7.74	344,971	2.6		277,893	2.6
8.48	10,000	2.5		8,333	2.5
9.86	2,153	3.0		1,435	3.0
10.36	4,306	3.0		2,871	3.0
10.40	1,000	2.8		750	2.8
10.41	7,500	3.2		4,375	3.2
14.02	610,000	3.5		305,000	3.5
14.65	2,500	3.4		1,320	3.4

Total	2,101,632	3.2		1,105,397	2.2

*	- Expire as of the close of business December 31, 2009.

Stock options outstanding that have vested, are expected to vest and are not expected to vest as of December 31, 2009 were as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	value(1)

Vested	1,105,397	$8.03	2.2	$301,298
Expected to vest	889,659	$7.43	4.2	483,676

	1,995,056	$7.76	3.1	$784,974

Not expected to vest	106,576	$7.22	4.2	$56,368

(1)	These amounts represent the difference between the exercise price and $4.92, the closing price of the Company’s common stock on December 31, 2009 for in the money options.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

During the year ended December 31, 2008, the Company granted 168,500 shares of restricted common stock to Company officers and employees at a weighted-average fair value price of $10.22 per share. The shares will vest quarterly over a three year period. As of December 31, 2009, a total of 102,980 shares were vested and 49,085 were unvested but were expected to vest in 2010. A total of 5,895 shares were forfeited in the year ending December 31, 2009 with a fair value of $10.76 per share. As of December 31, 2009, there was $510 of total unrecognized stock-based compensation expense related to the remaining unvested restricted stock granted in 2008.

Note 16.	Pension Plans

At December 31, 2009, the Company has two defined-contribution 401(k) pension plans, one for employees not covered by a collective bargaining agreement (Non-union), and one for employees at its Granite City, Illinois plant covered by a collective bargaining agreement (Union). The plans offer substantially all employees a choice to elect to make contributions pursuant to salary reduction agreements upon attaining certain age and length-of-service requirements. Under the Non-union plan, the Company may make matching contributions on behalf of the participants of the plan, not to exceed 100% of the amount of each participant’s elective salary deferral, up to a maximum percentage of a participant’s compensation as defined by the plan. Under the Union plan, and in accordance with its labor contract that covers the Company’s union employees at the Granite City, Illinois plant, Company contributions are required based on a specified rate per month. On March 18, 2009, the Company suspended its matching contributions to the Non-union and 401(k) plan. The Company matched participant contributions during 2008 and 2007 under the Non-union plan at 100% of a participant’s elective salary deferrals, up to a maximum of 4% of a participant’s compensation. During 2009 and 2008 for the Union plan, the Company matched participant contributions up to a maximum of 2% of a participant compensation. The Non-union and Union plans also provide a profit sharing component where the Company can make a discretionary contribution to the plans, which is allocated based on the compensation of eligible employees. No profit sharing contributions were made for 2009, 2008 and 2007. Company matching and profit sharing contributions are subject to vesting schedules, and forfeitures are applied to reduce Company contributions. Participants are immediately vested in their elective contributions. 401(k) pension expense for the years ended December 31, 2009, 2008 and 2007, was approximately $291, $387 and $355, respectively.

In connection with the Company’s acquisition of a controlling membership interest in Mayco Industries, Inc. effective September 30, 2004, the Company assumed plan sponsorship of a frozen defined benefit pension plan at the Granite City, Illinois plant covering substantially all hourly employees at such location.

Information relative to this defined benefit pension plan, as of and for the years ended December 31, 2009 and 2008, is presented as follows:

The Company uses a December 31 measurement date for the defined benefit pension plan.

Obligations and Funded Status

	2009	2008	2007

Changes in benefit obligations:
Obligations at beginning of year	$996	$977	$958
Service cost	—	—	—
Interest cost	58	58	57
Participant contributions	—	—	—
Amendments	—	—	—

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

	2009	2008	2007

Actuarial loss	3	30	32
Benefits paid	(69)	(69)	(70)

Obligations at end of year	$988	$996	$977

Changes in plan assets:
Fair value of assets at beginning of year	$467	$684	$660
Actual return on assets	110	(199)	44
Company contributions	26	51	50
Participant contributions	—	—	—
Benefits paid	(69)	(69)	(70)

Fair value of assets at end of year	$534	$467	$684

Funded status (plan assets less than benefit obligations) at end of year	$(455)	$(529)	$(293)
Amounts not recognized:
Unrecognized net loss	576	712	469

Net amount recognized on balance sheet	$121	$183	$176

Amounts recognized on balance sheet as:
Accrued benefit cost	$(455)	$(529)	$(293)
Accumulated other comprehensive loss	576	712	469

Net amount recognized on balance sheet	$121	$183	$176

Accumulated benefit obligation	$988	$996	$977

Components of Net Periodic Benefit Cost and Additional Information
Components of net periodic benefit cost:
Interest cost	$58	$58	$57
Expected return on plan assets	(34)	(50)	(49)
Amortization of actuarial loss	62	37	35

Net periodic benefit cost	$86	$45	$43

Additional information:
Pension liability adjustments included in other comprehensive income, net of tax	$136	$149	$6
Assumptions
Weighted-average assumptions used in computing ending obligations:
Discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Weighted-average assumptions used in computing net cost:
Discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.50%	8.00%

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

Using the asset allocation policy as currently in place for the defined benefit pension plan (60% in total equity securities — 45% large/mid cap stocks and 15% small cap stocks; 40% in fixed income securities), the Company determined the expected rate of return at a 50% probability of achievement level based on (a) forward-looking rate of return expectations for passively-managed asset categories over a 20-year time horizon and (b) historical rates of return from 1926 through 2005 for passively-managed asset categories with available data. Applying an approximately 75%/25% weighting (for conservatism) to the rates determined in (a) and (b), respectively, produced an expected rate of return of 7.60% which was rounded to 7.50%.

Plan Assets

	Percentage of
	Plan Assets
	at
	December 31,
Asset Category	2009	2008

Equity securities	61%	60%
Debt securities	37%	38%
Other	2%	2%

Total	100%	100%

Following is a description of the valuation methodologies used for pension plan assets measured at fair value.

•	Equity Securities and Debt Securities: Valued at the net asset value (“NAV”) of shares held by the pension plan at year-end. The NAV is a quoted price in an active market (Level 1).

•	Other (Cash Equivalents and Commingled Funds): Valuation determined by the trustee of the money market funds and commingled funds based on the fair value of the underlying securities within the fund, which represent the NAV, a practical expedient to fair value, of the units held by the pension plan at year-end. (Level 2)

Cash Flows

The Company expects to contribute approximately $50 to its defined benefit pension plan in the year ending December 31, 2010.

The following benefit payments are expected to be paid:

Years Ending December 31:	Amount

2010	$71
2011	69
2012	67
2013	66
2014	66
Years 2015-2019	360

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Note 17.	Lease Commitments

The Company leases administrative and operations space under noncancelable operating lease agreements that expire between 2010 and 2018, and require various minimum annual rentals. In addition, certain leases also require the payment of property taxes, normal maintenance, and insurance on the properties. The Company also leases certain vehicles and equipment under noncancelable operating lease agreements that expire between 2010 and 2013.

The approximate minimum rental commitment as of December 31, 2009, excluding executory costs, is due as follows:

Years Ending December 31:	Amount

2010	$1,517
2011	1,019
2012	825
2013	152
2014	34
Thereafter	113

$3,660

Total rental expense for the years ended December 31, 2009, 2008 and 2007, was approximately $1,806, $2,096 and $1,562, respectively.

Note 18.	Other Commitments and Contingencies

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

In connection with the purchase of GSR, anticipated environmental remediation costs to maintain the original plant owned by GSR in accordance with environmental regulations were accrued. In 2003, the Company increased the accrued liability based on an interim measures work plan submitted to the Tennessee Department of Environment and Conservation (“TDEC”) in January 2004 and an estimate of remaining remediation and maintenance costs applicable to the GSR property. As of December 31, 2009 and December 31, 2008, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $1,021 and $879, respectively. Of the $1,021 accrued as of December 31, 2009, approximately $176 is reported as a current liability and the remaining $845 is estimated to be incurred and paid as follows: $63 from 2011 through 2012 and $782 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. Under certain circumstances, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.

In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“GCR”), received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, the EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and the EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. The remediation of the Jernigan Site has been substantially completed at a cost of $3,300. GCR’s liability for remediation costs has been reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $652. On February 11, 2009, the Company received a $500 payment from a former lead supplier of GCR in lieu of future potential liability claims and was recorded in income from discontinued operations.

GCR is a party to four other consent orders governing remediation and monitoring of various sites in the greater Tampa area. All agreed remediation under those orders has been completed. The Company and its subsidiaries are at this time in material compliance with all of their obligations under the consent orders.

Pursuant to the sale of substantially all of the assets of GCR in May of 2006 (See Note 19), the Company has transferred approximately $1,461 in recorded environmental liability exposure to the purchaser. The Company has however retained various other environmental liability exposure issues at GCR, for certain off-site clean-up and remediation matters. GCR has included an estimate of liability regarding environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs as obtained from environmental consultants or otherwise to address the applicable remediation actions in its accrued environmental remediation liabilities. Accrued liabilities in the accompanying December 31, 2009 and 2008, balance sheets include approximately $816 and $753, respectively, applicable to GCR’s various outstanding remediation issues. Of the $816 accrued as of December 31, 2009, $486 is reported as a current liability and the remaining $329 is estimated to be incurred and paid as follows: $14 from 2011 through 2012 and $315 thereafter. The remaining $329 reported in long term liabilities represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.

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

Litigation

On January 25, 2008, our Metalico Catcon, Inc. subsidiary, now known as American Catcon, Inc. (“American Catcon”) closed a purchase of substantially all of the operating assets of American Catcon Holdings, LLC (“ACC”) and retained a principal of ACC as general manager. In October of 2008, American Catcon terminated the general manager and, with Metalico, Inc., commenced arbitration against him, ACC, and its owners in connection with representations made at closing. The manager counterclaimed for wrongful termination. On June 17, 2009, ACC Texas filed a separate suit in the U.S. District Court for the Western District of Texas seeking to enforce a guaranty of a seller’s note by Metalico, Inc. outside the arbitration proceeding. On August 6, 2009, the court granted the Company’s motion to stay the suit pending the outcome of the arbitration proceeding. In December of 2009 the parties settled all claims and counterclaims and subsequently withdrew all pending proceedings.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

In September of 2006, Niles Iron & Metal Company, Inc. (“NIMCO”) filed suit against Metalico, Inc. and Metalico Niles, Inc. (“Metalico Niles”), a subsidiary of Metalico, Inc., in the Court of Common Pleas of Trumbull County, Ohio, after the contemplated purchase of NIMCO’s assets by Metalico did not close. In December of 2009 the parties agreed to settle the dispute. On December 18, 2009 the Court entered a dismissal of all claims and counterclaims.

Other Matters

As of December 31, 2009, approximately 10% of the Company’s workforce was covered by collective bargaining agreements, none of which expire in 2010.

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 19.	Discontinued Operations

On May 31, 2006, the Company sold substantially all of the lead smelting assets of its Gulf Coast Recycling, Inc, (“GCR”) subsidiary, in Tampa, Florida and will no longer conduct lead smelting and refining operations.

The loss from the GCR discontinued subsidiary for the years ended December 31, 2009, 2008 and 2007, consisted of the following:

	2009	2008	2007

Revenue	$—	$—	$—
Costs and expenses	252	1,463	1,582

Operating loss	(252)	(1,463)	(1,582)
Other income(expense)	473	—	—

	$221	$(1,463)	$(1,582)

During 2003, the Company’s Board of Directors approved a plan for the shutdown of operations and closure of its secondary lead smelting and refining plant in College Grove, Tennessee (Metalico-College Grove, Inc.).

The income (loss) from the Metalico-College Grove, Inc. discontinued subsidiary for the years ended December 31, 2009, 2008 and 2007, consisted of the following:

	2009	2008	2007

Revenue	$—	$—	$—
Costs and expenses	186	520	100

Operating loss	(186)	(520)	(100)
Other income	322	—	164

	$136	$(520)	$64

On December 15, 2009, the Company sold the property on which the former secondary lead smelting and refining facility was located for $800. The Company received $160 in cash and two notes receivable amounting to $640. One note bears interest at 5.0% annually with both interest and principal due on June 15, 2011. The second note receivable also bears interest at 5.0% and is payable in monthly installments of $3 with a balloon payment of $419 due on December 15, 2014. After closing costs, the Company recorded a gain of $320 on the sale.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Note 20.	Segment Reporting

The Company had two operating segments for the years ended December 31, 2009, 2008 and 2007. Reference should be made to Note 19 regarding discontinued operations. The segments are distinguishable by the nature of their operations and the types of products sold. The accounting policies of the operating segments are generally the same as described in Note 1. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. Beginning in 2007, the

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Company began allocating acquisition interest and management fees from corporate to the operating segments. Listed below is financial data as of or for the years ended December 31, 2009, 2008 and 2007, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated

2009
Revenues from external customers	$229,238	$62,495	$—	$291,733
Operating profit (loss)	12,853	2,713	(1,848)	13,718
Depreciation and amortization expense	11,551	1,662	27	13,240
Gain on acquisition	(866)	—	—	(866)
Interest expense	10,158	95	5,604	15,857
Total assets	241,215	36,195	16,006	293,416
Capital expenditures on property and equipment acquired in business acquisitions	2,770	—	—	2,770
Capital expenditures on other property and equipment	2,477	501	44	3,022
Expenditures for other intangibles	949	—	—	949
2008
Revenues from external customers	$723,725	$89,346	$5,124	$818,195
Operating loss	(24,583)	(12,242)	(3,132)	(39,957)
Depreciation and amortization expense	11,235	1,423	206	12,864
Impairment charge	54,644	4,399	—	59,043
Interest expense	13,791	530	3,034	17,355
Total assets	208,463	39,228	92,602	340,293
Capital expenditures on property and equipment acquired in business acquisitions	30,502	—	—	30,502
Capital expenditures on other property and equipment	6,465	4,441	237	11,143
Capital expenditures on goodwill	26,930	—	—	26,930
Capital expenditures on other intangibles	47,326	—	—	47,326
2007
Revenues from external customers	$240,894	$93,319	$—	$334,213
Operating profit (loss)	17,316	13,223	(1,176)	29,363
Depreciation and amortization expense	4,978	1,260	41	6,279
Interest expense	6,928	373	(1,418)	5,883
Total assets	185,107	61,818	22,645	269,570
Capital expenditures on property and equipment acquired in business acquisitions	9,264	—	—	9,264
Capital expenditures on other property and equipment	9,455	2,131	46	11,632
Goodwill	49,498	—	—	49,498
Expenditures for other intangibles	18,360	—	—	18,360

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

The Company’s revenue by product line or service for the years ended December 31, 2009, 2008 and 2007, consisted of the following:

	2009	2008	2007

Scrap Metal Recycling
Ferrous metals	$77,954	$214,680	$78,699
Non-ferrous metals	81,927	172,715	129,032
PGM material	69,357	336,330	33,163

	229,238	723,725	240,894
Lead Fabrication	62,495	89,346	93,319
Other	—	5,124	—

	$291,733	$818,195	$334,213

Note 21.	Statements of Cash Flows Information

The Company made net cash payments for income taxes of approximately ($9,318), $9,539 and $7,860 (net of (payments) refunds ($161), $146 and $448) and for interest of approximately $14,605, $14,815, and $5,146 during the years ended December 31, 2009, 2008 and 2007, respectively.

The following describes the Company’s noncash investing and financing activities:

	2009	2008	2007

Issuance of common stock for business acquisitions (see Note 2)	$—	$7,832	$—
Issuance of short and long-term debt for business acquisition	1,842	3,860	—
Issuance of common stock on debt conversion	9,000	—	—
Issuance of common stock in exchange for warrants exercised	—	—	686
Issuance of note receivable for sale of assets	640	—	—
Termination of redemption option on redeemable common stock	4,000	—	—
Change in fair value of interest rate swap contract, net of deferred tax	9	300	63
Increase (decrease) in funded status of pension plan, net of deferred tax	(85)	149	6

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Note 22.	Earnings Per Share attributable to Company Common Shareholders

Following is information about the computation of the earnings per share attributable to Company common shareholders for the years ended December 31, 2009, 2008 and 2007. For the years ending December 31, 2009 and 2008, the calculation of diluted loss per share is anti-dilutive and, therefore, is not presented.

	Year Ended December 31, 2009
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic and Diluted EPS
Loss from continuing operations available to Metalico stockholders	$(3,640)	41,200,895	$(0.08)

	Year Ended December 31, 2008
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic and Diluted EPS
Loss from continuing operations available to Metalico stockholders	$(42,430)	35,136,316	$(1.21)

	Year Ended December 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income from continuing operations available to Metalico stockholders	$15,671	29,004,254	$0.54

Effect of Dilutive Securities
Common stock warrants	—	160,875
Options and rights	—	173,622

Diluted EPS
Income from continuing operations available to Metalico stockholders plus assumed conversions	$15,671	29,338,751	$0.53

As a result of the net loss for the year ended December 31, 2009, 1,460,724 warrants, 1,311,045 options and 4,703,357 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

As a result of the net loss for the year ended December 31, 2008, 1,153,649 warrants, 1,290,043 options and 4,703,357 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

The Company also excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. For the year ended December 31, 2007, 7,771 options had exercise prices greater than the average market price and were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Note 23.	Fair Value Disclosure

ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. ASC Topic 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts disclosed do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, trade receivables, accounts payable and accrued liabilities:  The carrying amounts approximate the fair value due to the short maturity of these instruments.

Notes payable and long-term debt:  The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates for debt with similar terms and maturities. The Company has determined that the fair value of its 7% senior unsecured convertible notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The convertible notes are included in the balance sheet at December 31, 2009 at $80,374 which is inclusive of unamortized discount of $1,237. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.

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

Obligations under make-whole agreements:  For the year ending December 31, 2009, the liability represents the actual amounts disbursed in subsequent period. For the year ending December 31, 2008, the liability is valued based on the present value of probability-weighted estimated cash flows.

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

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of:

	December 31, 2009
Liabilities	Level 1	Level 2	Level 3	Total

Put warrants	—	—	$3,289	$3,289
Obligations under make-whole agreements	$1,204	—	—	1,204
Interest rate swaps	—	$880	—	880

	December 31, 2008
Liabilities	Level 1	Level 2	Level 3	Total

Put warrants	—	—	$412	$412
Obligations under purchase contracts	—	$1,973	—	1,973
Obligations under make-whole agreements	—	—	3,546	3,546
Interest rate swaps	—	1,028	—	1,028

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants:  The put warrants are valued using the Black-Scholes method. The average value per outstanding warrant at December 31, 2009 is computed to be $2.32 using a discount rate of 2.69% and an average volatility factor of 87.5%.

Obligations under purchase contracts:  The liability is valued based on the present value of the forward contract rate of the purchase contract.

Obligations under make-whole agreements:  For the year ending December 31, 2009, the liability represents the actual amounts to be disbursed in the subsequent period based on the selling price of the Company’s common stock under the agreement entered into in connection with the termination of the redemption feature related to redeemable common stock.

For the year ending December 31, 2008, the liability is valued based on the present value of probability-weighted estimated cash flows in connection with the agreement entered into in connection with the Pittsburgh acquisition.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

ASC Topic 820 requires a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. For these Level 3 assets, the reconciliation is as follows:

	Fair Value Measurements
	Using Significant Unobservable Inputs (Level 3)
	Year Ended			Year Ended
	December 31, 2009			December 31, 2008
		Obligation under			Obligation under
		make-whole			make-whole
	Put Warrants	agreements	Total	Put Warrants	agreements	Total

Beginning balance	$412	$3,546	$3,958	$—	$—	$—
Purchases, issuances and settlements	—	—	—	7,076	475	7,551
Total (gains) or losses (realized/unrealized)
Included in earnings	2,877	(843)	2,034	(6,664)	4,721	(1,943)
Included in other comprehensive income	—	—	—	—	—	—
Payments, conversions, redemptions and additional issued shares	—	(2,703)	(2,703)	—	(1,650)	(1,650)

Ending balance	$3,289	$—	$3,289	$412	$3,546	$3,958

The amount of total (gains) or losses included in earnings for the period attributable to the change in unrealized gains or losses relating to financial instruments still held at the reporting date	$2,877	$—	$2,877	$(6,664)	$3,071	$(3,593)

Note 24  Derivative Instruments and Hedging Activities

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

		Liability Derivatives
		Fair Value at	Fair Value at
Derivatives Designated	Balance Sheet	December 31,	December 31,
as Hedging Instruments	Location	2009	2008

Commodity purchase contracts	Other Current Liabilities	$—	$1,973
Interest Rate Swap	Other Non-current Liabilities	$880	$1,028

Cash Flow Hedges

In accordance with ASC Topic 815, the Company designates certain interest rate hedges as cash flow hedges. The Company is subject to variable interest rates under the Loan Agreement described in Note 10. In order to mitigate exposure to increasing interest rates on this variable rate debt the Company uses an interest rate swap

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

effectively converting the interest rate from variable to fixed. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Amount of (Loss)
	Amount of (Loss)			Recognized in Income on
	Recognized in			Derivatives (Ineffective
	OCI on Derivatives		Location of (Loss)	Portion)
	(Effective Portion)		Recognized in Income on	Year Ended
Derivatives Designated as Cash Flow	Year Ended December 31,		Derivatives	December 31,
Hedging Instruments Under ASC Topic 815	2009	2008	(Ineffective Portion)	2009	2008

Interest Rate Swap	$(9)	$(300)	Interest expense	$(282)	$(529)

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

		Amount of Gain or (Loss)
		Recognized in Income on
	Location of Gain or	Derivative
	(Loss) Recognized	Year Ended
Derivatives Designated as Fair Value	in Income of	December 31,	December 31,
Hedging Instruments ASC Topic 815	Derivative	2009	2008

Commodity purchase contracts	Operating expenses	$1,010	$(2,944)

The Company does not have any derivative instruments that contain credit-risk-related contingent features.

Note 25.	Recent Accounting Pronouncements

In June 2009, the FASB updated certain provisions of ASC 810. These provisions amend the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and require enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

b) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except share data)

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this issuance could have a material affect on the Company’s financial statements.

In December 2007, the FASB issued revised standards on business combinations and accounting and reporting of noncontrolling interests in consolidated financial statements. The revised standards will significantly change the financial accounting and reporting of business combination transactions. The most significant changes from current practice will require Companies to recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; capitalize in-process research and development assets; expense acquisition-related transaction costs as incurred; and limit the capitalization of acquisition-related restructuring as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition. The Company adopted this standard on December 1, 2009. As a result of this new accounting standard, the Company recorded a gain of $866 on acquisition of the assets of Youngstown Iron & Metal, Inc. on December 8, 2009 (See Note 2). This standard will continue to have a material effect on the financial accounting for any acquisition completed after December 1, 2009.

Regarding the adoption of reporting of noncontrolling interests, the accounting change was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for the comparative periods presented, and did not significantly change the presentation of the Company’s consolidated financial statements.

Note 26.	Subsequent Events

The Company has evaluated subsequent events through the date of filing.

On March 2, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A. See Note 10 for terms of this new Credit Agreement.