Form 10-Q
period 2010-03-31
METALICO INC
filed 2010-05-06
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
YES ☐ NO ☐
Number of shares of Common stock, par value $.001, outstanding as of May 5, 2010: 46,440,558

METALICO, INC.
Form 10-Q Quarterly Report

PART 1
Item 1. Financial Statements.	Page 2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	Page 14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	Page 22
Item 4. Controls and Procedures.	Page 23
PART II
Item 1. Legal Proceedings.	Page 24
Item 1A. Risk Factors.	Page 24
Item 6. Exhibits.	Page 24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash and cash equivalents	$5,508	$4,938
Trade receivables, less allowance for doubtful accounts 2010 $1,302; 2009 $1,187	57,305	30,977
Inventories	51,346	52,614
Prepaid expenses and other	5,851	4,333
Income taxes receivable	3,453	7,105
Deferred income taxes	2,748	2,753

Total current assets	126,211	102,720

Property and Equipment, net	73,524	75,253
Goodwill	69,301	69,301
Other Intangibles, net	40,894	41,602
Other Assets, net	6,803	7,825

	$316,733	$296,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$6,708	$—
Current maturities of other long-term debt	4,343	8,515
Accounts payable	17,516	12,526
Accrued expenses and other current liabilities	7,537	7,513
Income taxes payable	808	808

Total current liabilities	36,912	29,362

Long-Term Liabilities
Senior unsecured convertible notes payable	80,391	80,374
Other long-term debt, less current maturities	35,662	27,904
Deferred income taxes	3,285	3,285
Accrued expenses and other	5,587	5,519

Total long-term liabilities	124,925	117,082

Total liabilities	161,837	146,444

Stockholders’ Equity
Capital Stock
Common, par value $0.001, authorized 100,000,000; issued and outstanding 46,440,432 March 31, 2010 and 46,425,224 December 31, 2009, respectively	46	46
Additional paid-in capital	172,645	171,892
Accumulated deficit	(17,458)	(20,972)
Accumulated other comprehensive loss	(337)	(709)

	154,896	150,257

	$316,733	$296,701

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009

	2010	2009
	(Unaudited)
	($ thousands, except share data)
Revenue	$134,079	$53,284

Costs and expenses
Operating expenses	109,893	43,473
Selling, general, and administrative expenses	7,181	6,309
Depreciation and amortization	3,400	3,287

	120,474	53,069

Operating income	13,605	215

Financial and other income (expense)
Interest expense	(2,948)	(4,403)
Accelerated amortization and other costs related to refinance of senior debt	(3,046)	(254)
Financial instruments fair value adjustment	(948)	(530)
Equity in loss of unconsolidated investee	—	(446)
Other	(90)	153

	(7,032)	(5,480)

Income (loss) from continuing operations before income taxes	6,573	(5,265)
Provision (benefit) for federal and state income taxes	3,054	(1,556)

Income (loss) from continuing operations	3,519	(3,709)
Discontinued operations, net of income taxes	(5)	158

Net income (loss)	$3,514	$(3,551)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.08	$(0.10)
Discontinued operations, net	—	—

Net income (loss)	$0.08	$(0.10)

Diluted:
Income (loss) from continuing operations	$0.08	$(0.10)
Discontinued operations, net	—	—

Net income (loss)	$0.08	$(0.10)

Weighted Average Common Shares Outstanding:
Basic	46,428,260	36,427,913

Diluted	46,439,400	36,427,913

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009

	2010	2009
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income (loss)	$3,514	$(3,551)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,614	3,644
Deferred income taxes	3,048	—
Provision for doubtful accounts receivable	267	(3)
Provision for loss on vendor advances	—	21
Compensation expense on restricted stock, stock options and warrants issued	692	599
Deferred financing costs expensed	2,107	253
Net gain on sale and disposal of property and equipment	(5)	—
Financial instruments fair value adjustment	948	530
Equity in loss of unconsolidated investee	—	446
Change in assets and liabilities:
( Increase) decrease in:
Trade receivables	(26,595)	(687)
Inventories	1,268	3,736
Prepaid expenses and other	(1,057)	3,314
Increase (decrease) in:
Accounts payable, accrued expenses, and income taxes payable	4,732	(7,956)

Net cash provided by (used in) operating activities	(7,467)	346

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	11	6
Purchase of property and equipment	(1,052)	(633)
Increase in other assets	(8)	(244)

Net cash used in investing activities	(1,049)	(871)

Cash Flows from Financing Activities
Net borrowings under revolving lines-of-credit	2,911	1,430
Proceeds from other borrowings	8,093	—
Principal payments on other borrowings	(710)	(16,686)
Debt issue costs	(1,269)	(984)
Proceeds from issuance of common stock on exercised warrants and options	61	—

Net cash provided by (used in) financing activities	9,086	(16,240)

Net increase (decrease) in cash and cash equivalents	570	(16,765)
Cash and cash equivalents:
Beginning	4,938	62,933

Ending	$5,508	$46,168

Supplemental Cash Flow Information:
Non-cash Financing Activities
Repayment of debt with new borrowings	$44,109	$—

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share data)
(Unaudited)
Note 1 — General
   Business
     Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of March 31, 2010 included twenty-four scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Youngstown and Warren, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.
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
     Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited balance sheet as of that date included in the Form 10-K
     Reclassifications: Certain amounts in the accompanying condensed consolidated balance sheet, as of December 31, 2009, have been reclassified to be consistent with the presentation of March 31, 2010. The reclassification had no effect on 2009 stockholders’ equity, cash flows or net loss. The reclassification relates primarily to the recording of the deferred tax effect recorded on the gain on debt extinguishment. The Company does not believe this adjustment is material to the consolidated financial statements as of December 31, 2009.
Recent Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 2 — Business Acquisitions
     Business acquisition (scrap metal recycling segment): On December 8, 2009, the Company’s Metalico Youngstown, Inc., subsidiary (“Youngstown”) closed a purchase of substantially all the assets of Youngstown Iron & Metal, Inc. (“YIM”) and Atlas Recycling, Inc., (“ARI”), value-added processors of recyclable scrap metal feedstocks of ferrous and non-ferrous metals located principally in Youngstown, Ohio. In connection with the acquisition, the Company entered into a short-term lease for the real property used in the operations which it expects to purchase in 2010. No goodwill was recorded in the transaction. The allocation of the purchase price included a gain of $866 representing a supplier list valued at $850 that will be amortized on a straight-line basis over a 10 year life and $16 representing the fair market value of net assets purchased in excess of the purchase price. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.
Note 3 — Major Customer
     Revenue for the three months ended March 31, 2010 and 2009, include revenue from net sales to the following customer of our Scrap Metal Recycling segment (which at times, has accounted for 10% or more of the total revenue of the Company), together with trade receivables due from such customer as of March 31, 2010 and December 31, 2009.

	Net Revenues from Customer as a
	percentage of Total Revenues		Trade Receivable Balance as of
	Three Months Ended	Three Months Ended	March 31,	December 31,
	March 31, 2010	March 31, 2009	2010	2009
Customer A	13%	10%	$3,451	$5,123
Note 4 — Inventories
     Inventories as of March 31, 2010 and December 31, 2009, were as follows:

	March 31,	December 31,
	2010	2009
Raw materials	$3,342	$4,403
Finished goods	6,094	6,935
Work-in-process	1,308	1,894
Ferrous scrap metal	15,600	15,655
Non-ferrous scrap metal	25,002	23,727

	$51,346	$52,614

Note 5 — Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities as of March 31, 2010 and December 31, 2009, consisted of the following:

	March 31, 2010			December 31, 2009
		Long-			Long-
	Current	Term	Total	Current	Term	Total
Environmental remediation costs	$254	$1,350	$1,604	$662	$1,350	$2,012
Payroll and employee benefits	3,431	—	3,431	2,232	—	2,232
Interest, bank fees and interest rate swap (See Note 7)	1,204	—	1,204	1,401	880	2,281
Obligations under make-whole agreements (see Note 15)	—	—	—	1,204	—	1,204
Obligations under earnout agreements	—	—	—	133	—	133
Put warrant liability	—	4,237	4,237	—	3,289	3,289
Other	2,648	—	2,648	1,881	—	1,881

	$7,537	$5,587	$13,124	$7,513	$5,519	$13,032

Note 6 — Stock Options and Stock Based Compensation
     Stock-based compensation expense was $692 and $599 for the three months ended March 31, 2010 and 2009, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligible date, if earlier. During the quarter ended March 31, 2010, 15,333 options with a fair value of $15 and a weighted average exercise price of $3.93 were exercised. During the quarter ended March 31, 2009, no options were exercised. During the quarter ended March 31, 2010 and 2009, there were no grants or modifications of equity based option awards. As of March 31, 2010, there was $2,980 of total unrecognized stock-based compensation expense related to stock options.
     In the first quarter of 2008, the Company granted 167,000 shares of restricted common stock to Company officers and employees at an average per share price of $10.21 per share. The shares vest quarterly over a three year period. As of March 31, 2010, there was $383 of total unrecognized stock-based compensation expense related to the unvested restricted stock granted in 2008 and is expected to vest by December 31, 2010.
Note 7 — Short and Long-Term Debt
     On March 2, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. The new three-year facility consists of senior secured credit facilities in the aggregate amount of $65,000, including a $57,000 revolving line of credit (the “Revolver”) and an $8,000 machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, are not to exceed the lesser of $57,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, the current LIBOR rate plus 3.5% (an effective rate of 3.87% as of March 31, 2010). The term loan bears interest at the Base Rate plus 2% or, at the Company’s election, the current LIBOR rate plus 4.25% (an effective rate of 4.65% as of March 31, 2010). Under the Agreement, the Company will be subject to certain operating covenants and will be restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Agreement contains certain financial covenants, including minimum EBITDA, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Agreement are secured by substantially all of the Company’s assets other than real property. The proceeds of the Agreement are to be used for present and future acquisitions, working capital, and general corporate purposes.
     Upon the effectiveness of the Credit Agreement described in the preceding paragraph, the Company terminated the Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. dated July 3, 2007, as amended (the “Loan Agreement”) and repaid outstanding indebtedness under the Loan Agreement in the aggregate principal amount of approximately $13,478. The Company also terminated the Financing Agreement with Ableco Finance LLC (“Ableco”) dated July 3, 2007, as amended (the “Financing Agreement”) and repaid outstanding indebtedness under the Financing Agreement in the aggregate principal amount of approximately $30,630. Outstanding balances under the Loan Agreement and the Financing Agreement were paid with borrowings under the Credit Agreement and available cash. Unamortized deferred financing costs under the prior loan agreements of $2,107, the reclassification of $598 in losses previously reported in other comprehensive income into earnings due to the termination of the interest rate swap contract and credit facility termination fees and other charges of $341 were expensed and reported in Financial and other income (expenses) as Accelerated amortization on other costs related to refinance of senior debt for the quarter ending March 31, 2010.
     Listed below are the material debt covenants as prescribed by the Credit Agreement. As of March 31, 2010, the Company was in compliance with such covenants.
     Minimum EBITDA — Three months ending March 31, 2010, minimum EBITDA must not be less than covenant.

Covenant	$3,237
Actual	$17,602
     Year 2010 Capital Expenditures — Year 2010 Capital Expenditures must not exceed covenant

Covenant	$6,500
Actual	$1,052

     The information in the preceding paragraphs refers to the term EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The Company uses EBITDA to determine its compliance with certain covenants under the Credit Agreement. EBITDA should not be considered as a measure of discretionary cash available to the Company to invest in the growth of its business. EBITDA is not a recognized term under generally accepted accounting principles in the United States (“GAAP”), and has limitations as an analytical tool. The reader of these financial statements should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with GAAP.
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
     On April 23, 2009 and June 4, 2009, the Company entered into agreements with certain holders of its 7% Convertible Notes and retired an aggregate $18,390 in debt principal through the issuance of 3,708,906 shares of common stock. As of March 31, 2010, the outstanding balance on the 7% Convertible notes was $80,391 net of $1,220 in unamortized discount for related warrants.
     Aggregate annual maturities required on long-term debt as of March 31, 2010 are as follows:

Periods Ending March 31:	Amount
2011	$11,051
2012	3,796
2013	30,129
2014	312
2015	286
Thereafter	81,530

$127,104

Note 8 — Stockholders’ Equity
     A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 31, 2010, is as follows:

	Common	Additional		Other Comprehensive	Total Stockholders’
	Stock	Paid-in Capital	Accumulated Deficit	Loss	Equity
Balance December 31, 2009	$46	$171,892	$(20,972)	$(709)	$150,257
Net Income			3,514	—	3,514
Issuance of 15,333 shares of common stock in exchange for options exercised	—	61	—	—	61
Stock-based compensation expense	—	692	—	—	692
Termination of interest rate swap contract	—	—	—	372	372

Balance March 31, 2010	$46	$172,645	$(17,458)	$(337)	$154,896

     Comprehensive income for the quarter ended March 31, 2010 was $3,886, representing net income of $3,514, plus the effect of the terminated interest rate swap contract of $372.
Note 9 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations by the weighted average common and preferred shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options, warrants and convertible notes. Following is information about the computation of the earnings per share (EPS) data for the three months ended March 31, 2010 and 2009. For the three months ending March 31, 2009, the calculation of fully diluted (loss) earnings per share is anti-dilutive and therefore, is not presented.

	Three Months Ended March 31, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic and Diluted EPS
Income from continuing operations	$3,519	46,428,260	$0.08

Effect of Dilutive Securities
Options and rights	—	11,140

Diluted EPS
Income from continuing operations plus assumed conversions	$3,519	46,439,400	$0.08

	Three Months Ended March 31, 2009
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Loss from continuing operations	$(3,709)	36,427,913	$(0.10)

     As a result of the net loss for the three months ended March 31, 2009, 1,514,231 warrants, 1,530,665 options and 7,142,857 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.
     The Company also excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted net income per share because their effect would be anti-dilutive. For the three months ended March 31, 2010, 996,586 options, 1,424,231 warrants and 5,829,320 shares issuable upon conversion of convertible notes had exercise prices greater than the average market price and were excluded in the computation of diluted net income per share.
Note 10 — Commitments and Contingencies
   Environmental Remediation Matters
     Metalico, Inc. began operations in Tennessee by acquiring General Smelting & Refining, Inc. (“GSR”) in 1997. Operations ceased at GSR in December 1998, and thereafter it commenced closure activities. Metalico, Inc. incorporated Metalico-College Grove, Inc. (“MCG”) in July 1998 as another wholly-owned subsidiary and later in 1998 MCG purchased substantially all of the net assets of GSR inclusive of a new plant that was constructed (and completed in 1998) adjacent to the GSR plant originally acquired (the “GSR site”). Secondary lead smelting and refining operations in Tennessee were conducted thereafter by MCG until operations were ceased in 2003.

     For the GSR site, as of March 31, 2010 and December 31, 2009, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $1,014 and $1,021 respectively. Of the $1,014 accrued as of March 31, 2010, approximately $169 is reported as a current liability and the remaining $845 is estimated to be incurred and paid as follows: $126 from 2011 through 2013 and $719 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at the GSR site and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. Under certain circumstances, a regulatory agency controls an escrow account established for the remediation and will release withdrawals to the Company upon written evidence of permitted closure or post-closure billings or of expenditures made by the Company in such an effort.
     In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“GCR”), received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (PRP’s) in addition to GCR. Effective October 3, 2006, the EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and the EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. The remediation of the Jernigan Site has been substantially completed at a cost of $3,300. GCR’s liability for remediation costs has been reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s respectively party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $258. On February 11, 2009, the Company received a $500 payment from a former lead supplier of GCR in lieu of future potential liability claims.
     The Company and its subsidiaries believe they are at this time in material compliance with all of their obligations under all pending consent orders in the greater Tampa area.
     Accrued liabilities for environmental matters inclusive of the EPA and Florida Department of Environmental Protection (FDEP) past response costs claims and an estimate of future response costs in the accompanying March 31, 2010 and December 31, 2009, balance sheets include approximately $414 and $816, respectively, applicable to GCR’s various outstanding remediation issues. Of the $414 accrued as of March 31, 2010, $85 is reported as a current liability and the remaining $329 is estimated to be incurred and paid as follows: $26 from 2011 through 2013 and $303 thereafter. The remaining $303 reported in long term liabilities represents an estimate of future monitoring and maintenance costs of the Jernigan site. In the opinion of management, the accrued amounts mentioned above applicable to the Jernigan site are adequate to cover its existing environmental obligations related to such plant.
     The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability (other than a policy regarding conditions existing at the Syracuse facility prior to its acquisition by the Company) because the Company believes that the cost for such insurance is not economical. Accordingly, if the Company were to incur liability for environmental damage in excess of accrued environmental remediation liabilities, its financial position, results of operations, and cash flows could be materially adversely affected.
     The Company does not believe compliance with environmental regulations will have a material impact on earnings or our competitive position.
Other Matters
     As of March 31, 2010, approximately 10% of the Company’s workforce was covered by collective bargaining agreements, none of which expire in 2010.
     The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 11 — Segment Reporting
     The Company had two operating segments for the three months ended March 31, 2010 and 2009. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income from equity investments. Listed below is financial data as of or for the three months ended March 31, 2010 and 2009, for these segments:

	Scrap Metal	Lead	Corporate
	Recycling	Fabrication	and Other	Consolidated
		March 31, 2010

Revenues from external customers	$119,884	$14,195	$—	$134,079
Operating income (loss)	13,927	(91)	(231)	13,605
Total assets	263,848	38,462	14,423	316,733

	March 31, 2009
Revenues from external customers	$38,585	$14,699	$—	$53,284
Operating income (loss)	(854)	239	830	215
Total assets	206,367	36,635	71,806	314,808
Note 12 — Income Taxes
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective tax rate of 46% differs from the expected tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation and amortization of certain intangibles.
Note 13 — Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the lead smelting assets of its GCR subsidiary, in Tampa, Florida and no longer conducts lead smelting and refining operations. Discontinued operations include remediation of the Jernigan Site and ongoing monitoring and maintenance of the remaining GCR properties.
     The Company also continues to incur environmental monitoring costs relating to the former secondary lead smelting and refining plant in College Grove, Tennessee.
Note 14 — Financial Instruments Liabilities
     In connection with the $100,000 of Senior Unsecured Convertible Notes issued on April 23, 2008, the Company issued 250,000 Put Warrants. The Company also issued 1,169,231 Put Warrants in connection with the issuance of common stock on March 27, 2008. These warrants are classified as liabilities (or assets under certain circumstances) and are free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets. The Company determines the fair value of the put warrants using the Black-Scholes method.
     At March 31, 2010, the estimated fair value of the warrants issued in connection with the two offerings described above was $4,237. The warrants are presented as a long-term liability in the accompanying balance sheets. The change in the fair market value from December 31, 2009 to March 31, 2010 required the Company to record an increase in the value of the Put Warrant liability of $948 to financial instruments fair value adjustment expense for three months ending March 31, 2010.
     At each balance sheet date, any change in the calculated fair market value of the warrant obligations must be recorded as additional expense or other income.

     The recorded liability as described above would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.
     In connection with the Pittsburgh acquisition, the Company entered into to a make-whole agreement (“make-whole agreement”) that provides reimbursement to the seller for any shortfall in selling price below an agreed upon price. During the first quarter of 2009, the Company made payments totaling $1,464 under the make-whole agreement. For the quarter ending March 31, 2009, the change in the fair market value required the Company to record an increase in the value of the make-whole liability of $360 to financial instruments fair value adjustment expense for the three months ending March 31, 2009. The Company completed its obligations under this make-whole agreement on December 21, 2009.
Note 15 — Fair Value Disclosure
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
     Notes payable and long-term debt: The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities. The Company has determined that the fair value of its 7% senior unsecured convertible notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The convertible notes are included in the balance sheet at March 31, 2010 at $80,391 which is inclusive of unamortized discount of $1,220. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.
     Interest Rate Swap and obligations under purchase contracts: The carrying amounts are equal to fair value based upon quoted prices.
     Put Warrants: The carrying amounts are equal to fair value based upon the Black-Scholes method.
     Obligations under make-whole agreements: At December 31, 2009, the liability represents the actual amounts disbursed in subsequent period.
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
     The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of :

		March 31, 2010
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$4,237	$4,237

		December 31, 2009
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$3,289	$3,289
Obligations under make-whole agreements	$1,204	—	$—	$1,204
Interest rate swaps	—	$880	—	$880
     Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
     Put Warrants: The put warrants are valued using the Black-Scholes method. The average value per outstanding warrant at March 31, 2010 is computed to be $2.99 using a discount rate of 2.08% and an average volatility factor of 89.4%. The average value per outstanding warrant at December 31, 2009 is computed to be $2.32 using a discount rate of 2.69% and an average volatility factor of 87.5%.
     Obligations under make-whole agreements: At December 31, 2009, the liability represents the actual amounts to be disbursed in the subsequent period based on the selling price of the Company’s common stock under the agreement entered into in connection with the termination of the redemption feature related to redeemable common stock.
     Interest Rate Swaps: At December 31 2009, the interest rate swap was valued by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions.
     A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Put Warrants
Beginning balance	$3,289
Purchases, issuances, and settlements	—
Total (gains) or losses (realized/unrealized)
Included in earnings	948
Included in other comprehensive income	—
Payments, conversions, redemptions and additional issued shares	—

Ending balance	$4,237

The amount of loss for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$948

     This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metalico, Inc. (herein, “Metalico,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009, as the same may be amended from time to time.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”). Amounts reported in the following discussions are not reported in thousands unless otherwise specified.
   General
     We operate in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of March 31, 2010 included twenty-four scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Youngstown and Warren, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.
   Overview of Quarterly Results
     Our first quarter ended March 31, 2010 financial results reflects an increase in global manufacturing activity resulting in improvements in demand for scrap material and higher metal commodity prices.
The following items represent a summary of financial information for the three months ended March 31, 2010 compared with the three months ended March 31, 2009.
•	Sales increased to $134.1 million, compared to $53.3 million.

•	Operating income was $13.6 million, compared to operating income of $215,000.

•	Net income of $3.5 million, compared to a net loss of $3.6 million.

•	Net income of $0.08 per diluted share, compared to a net loss of $0.10 per share.
     On March 2, 2010, we closed a new $65.0 million secured revolving credit facility and term loan to replace our existing secured senior debt. The new three-year credit arrangement, provided by a bank syndicate led by JPMorgan Chase Bank, N.A., includes a $57.0 million revolver and an $8.0 million term loan. In doing so we retired our existing $30.6 million term debt having interest rates of 14.0% where we expect to realize annualized interest expense savings of $2.9 million.
Critical Accounting Policies and Use of Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. There were no changes to the policies as described in our 2009 Form 10-K.
     We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
     Revenue Recognition
     Revenue from product sales is recognized based on free on board (“FOB”) terms which generally is when title transfers and the risks and rewards of ownership have passed to customers. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. Historically, there have been very few sales returns and adjustments in excess of reserves for such instances that would impact the ultimate collection of revenues, therefore, no material provisions have been made when a sale is recognized.
     Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $1.3 million and $1.2 million at March 31, 2010 and December 31, 2009, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
     The loss of any significant customer could adversely affect our results of operations or financial condition. While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or continued weakness in the steel, metals, or construction industry could require us to increase our reserve for uncollectible accounts and adversely impact our future earnings.
     Derivatives and Hedging
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
     Goodwill
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

     For purposes of this testing, the Company has determined to have six reporting units as follows: Lead Fabricating and Recycling, New York Scrap Recycling, Pittsburgh Scrap Recycling, Akron Scrap Recycling, Newark PGM Recycling and Texas PGM Recycling. The Youngstown operation was not assessed for impairment at December 31, 2009 since its acquisition date and the date of the impairment testing were very close in time.
     In determining the carrying value of each reporting unit, management allocates net deferred taxes and certain corporate maintained liabilities specifically allocable to each reporting unit to the net operating assets of each reporting unit. The carrying amount is further reduced by any impairment charges made to other indefinite lived intangibles of a reporting unit.
     Since market prices for the Company’s reporting units are not readily available, the Company makes various estimates and assumptions in determining the estimated fair values of the reporting units. The Company estimates the fair value of the reporting units using an income approach based on the present value of expected future cash flows utilizing a risk adjusted discount rate of 20%. The discount rate represents the weighted average cost of capital which is reflective of a market participant’s view of fair value given current market conditions, expected rate of return, capital structure, debt costs, market volatility, peer company comparisons and equity risk premium and is believed to adequately reflect the overall inherent risk and uncertainty involved in the operations and industry of the reporting units. Forecasts of future cash flows are based on management’s best estimate of future sales, operating and overhead costs, and general market conditions. To estimate the cash flows that extend beyond the final year of the discounted cash flow model, the Company employs a terminal value technique, whereby the Company uses estimated operating cash flows minus capital expenditures and adjusts for changes in working capital requirements in the final year of the model, then discounts it by a weighted average cost of capital minus a perpetual growth rate to establish the terminal value. The Company includes the present value of each reporting unit’s terminal value in the fair value estimate for each unit.
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
     At December 31, 2009, the Company performed its annual impairment testing. As of that date, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required. At March 31, 2010, no indicators of impairment were identified.
     Valuation of Intangible and other Long-lived Assets
     The Company tests indefinite-lived intangibles such as trademarks and tradenames for impairment by comparing the carrying value of the intangible to the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment.
     The Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At March 31, 2010, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.
     Stock-based Compensation
     Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably on a straight-line basis over the option vesting period. The Black-Scholes option-pricing model requires various judgmental assumptions including expected volatility, forfeiture rates, and expected option life. These factors are determined at date of each individual or group grant. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future.

     Income taxes
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
     The following table sets forth information regarding the breakdown of revenues between the Company’s Scrap Metal Recycling segment and its Lead Fabrication and Recycling segment:

	Revenues
	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
		($ and weights in thousands)
		Net			Net
	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (weight in tons)	127.1	$45,429	33.9	67.0	$16,880	31.7
Non-ferrous metals (weight in lbs.)	36,013	37,920	28.3	20,644	14,119	26.5
Platinum group metals (weight in troy oz.)	35.7	36,535	27.2	11.8	7,586	14.2

Total Scrap Metal Recycling		119,884	89.4		38,585	72.4

Lead Fabrication (lbs.)	9,752	14,195	10.6	15,521	14,699	27.6

Total Revenue		$134,079	100.0		$53,284	100.0

     The corresponding weight of platinum group metals sold for the following periods were as follows (in thousands of troy ounces):

Quarter ending June 30, 2009	14.7
Quarter ending September 30, 2009	23.9
Quarter ending December 31, 2009	36.2
     The following table sets forth information regarding average Metalico selling prices for the past five quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

			Average
	Average	Average	PGM	Average
	Ferrous	Non-Ferrous	Price per troy	Lead
For the quarter ending:	Price per ton	Price per lb.	oz.(1)	Price per lb.
March 31, 2010	$357	$1.05	$966	$1.46
December 31, 2009	$292	$0.92	$801	$1.39
September 30, 2009	$269	$0.98	$707	$1.17
June 30, 2009	$205	$0.83	$661	$0.94
March 31, 2009	$252	$0.68	$571	$0.95

(1)	Average PGM prices are comprised of combined troy ounces of Platinum, Palladium and Rhodium.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Consolidated net sales increased by $80.8 million, or 151.6%, to $134.1 million for the three months ended March 31, 2010 compared to consolidated net sales of $53.3 million for the three months ended March 31, 2009.

Acquisitions added $10.5 million to consolidated net sales. Excluding acquisitions, sales increased by $70.3 million. The Company reported increases in average metal selling prices in all segments of the business representing $42.3 million. The Company also reported higher selling volumes amounting to $28.0 million.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $28.5 million, or 168.6%, to $45.4 million for the three months ended March 31, 2010, compared to $16.9 million for the three months ended March 31, 2009. Acquisitions added $7.4 million to ferrous sales. Excluding acquisitions, the increase in ferrous sales was attributable to higher volume sold of 39,100 tons, or 58.3%, amounting to $9.9 million and higher average selling prices totaling $11.2 million. The average selling price for ferrous products was approximately $357 per ton for the three months ended March 31, 2010 compared to $252 per ton for the three months ended March 31, 2009, an increase of approximately 41.7%.
Non-Ferrous Sales
     Non-ferrous sales increased by $23.8 million, or 168.8%, to $37.9 million for the three months ended March 31, 2010, compared to $14.1 million for the three months ended March 31, 2009. Acquisitions added $3.0 million to non-ferrous sales. Excluding acquisitions, the increase in non-ferrous sales was due to higher sales volumes amounting to $8.1 million and higher average selling prices totaling $12.7 million. The average selling price for non-ferrous products was approximately $1.05 per pound for the three months ended March 31, 2010 compared to $.68 per pound for the three months ended March 31, 2009, an increase of approximately 54.4%.
Platinum Group Metals
     Platinum Group Metal (“PGM”) sales increased $28.9 million, or 380.3%, to $36.5 million for the three months ended March 31, 2010, compared to $7.6 million for the three months ended March 31, 2009. The increase in PGM sales was due to higher sales volumes amounting to $12.8 million and higher selling prices totaling $16.1 million. The average combined selling price for PGM metal was approximately $966 per troy ounce for the three months ended March 31, 2010 compared to $571 per troy ounce for the three months ended March 31, 2009, an increase of 69.2%.
Lead Fabrication
     Lead Fabrication sales decreased by $504,000, or 3.4%, to $14.2 million for the three months ended March 31, 2010 compared to $14.7 million for the three months ended March 31, 2009. The decrease in sales was primarily due to lower volume sold amounting to $5.4 million but was offset by higher average selling prices totaling $4.9 million. The average selling price of our lead fabricated products was approximately $1.46 per pound for the three months ended March 31, 2010, compared to $.95 per pound for the three months ended March 31, 2009. Sales volume decreased to 9.8 million pounds for the three months ended March 31, 2010 from 15.5 million pounds for the three months ended March 31, 2009, a decrease of 36.8% primarily attributable to a reduction in ammunition related products sold.
Operating Expenses
     Operating expenses increased by $66.4 million, or 152.6%, to $109.9 million for the three months ended March 31, 2010 compared to $43.5 million for the three months ended March 31, 2009. Acquisitions added $10.4 million to operating expense for the quarter ended March 31, 2010. Excluding acquisitions, operating expenses increased by $56.0 million. The increase in operating expense was due to a $54.0 million increase in the cost of purchased metals due to higher sales volumes and commodity prices and a $2.0 million increase in other operating expenses. These operating expense increases include repairs and maintenance of $1.0 million, wages and benefits of $750,000, freight charges of $334,000 and production and fabricating supplies of $97,000. These increases in operating expenses were offset by reductions in other miscellaneous operating expenses of $181,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $872,000, or 14.3%, to $7.2 million, or 5.4% of sales, for three months ended March 31, 2010, compared to $6.3 million, or 11.8% of sales, for three months ended March 31, 2009. Acquisitions added $279,000 to selling, general and administrative expenses for the quarter ended March 31, 2010.

Excluding acquisitions, selling, general and administrative expenses increased by $593,000. The increases include $1.1 million for wages and benefits, a $235,000 increase to allowance for doubtful accounts and $54,000 in advertising and promotional expenses. These increases were offset by reductions in consulting and professional fees of $563,000 and insurance costs of $191,000 and other expenses of $42,000.
Depreciation and Amortization
     Depreciation and amortization increased to $3.4 million, or 2.5% of sales, for the three months ended March 31, 2010 compared to $3.3 million, or 6.2% of sales for the three months ended March 31, 2009. The decrease as a percentage of sales was primarily attributable to higher sales. Acquisitions added $150,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense was relatively unchanged.
Operating Income
     Operating income for three months ended March 31, 2010 increased by $13.4 million to $13.6 for three months ended March 31, 2009 from $215,000 for the three months ended March 31, 2009 and was a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $2.9 million, or 2.2% of sales, for the three months ended March 31, 2010 compared to $4.4 million or 8.3% of sales, for the three months ended March 31, 2009. The $1.5 million decrease in interest expense was attributable to lower outstanding debt balances as well as lower interest rates on a majority of our outstanding debt. As described in Note 7 of the accompanying financial statements, on March 2, 2010, we entered into a new senior secured credit facility (“Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A. (“JPMChase”) that includes revolving and term features. In doing so, we terminated our senior revolving credit facility with Wells Fargo Foothill, Inc. and retired outstanding term notes to benefit from lower interest rates.
     Notes payable under the Company’s variable rate senior secured credit facility with JPMChase bear interest at the lenders base rate plus a margin. The average interest rate on the combined outstanding revolving credit facilities outstanding during the period was 4.13% on an average outstanding daily balance of $16.4 million for the three months ended March 31, 2010 as compared to 4.84% on an average outstanding daily balance of $7.7 million for the three month period ended March 31, 2009.
     Term notes payable under the Financing Agreement with Ableco Finance, LLC, accrued interest at the lender’s base rate plus a margin with a minimum rate of 11% that increased to 14% on February 27, 2009. The interest rate on the $30.6 million of Term Notes, during the first quarter of 2010, was 14.00% through March 2, 2010. The Term Notes were replaced by the Credit Facility with an average interest rate of 4.26%. The Term Notes during the first quarter of 2009 had an average rate of 12.04% on an average outstanding daily balance of $65.4 million for the three month period ending March 31, 2009.
     On April 23, 2009 and June 4, 2009, we retired an aggregate $18.4 million of our 7% Convertible Notes through the issuance of 3,708,906 shares of common stock. Interest expense related to the convertible notes, including amortization of warrant discount, amounted to $1.4 million on an average outstanding balance of $81.6 million for the three months ended March 31, 2010 as compared to $1.8 million on an average balance of $100.0 million for the three months ended March 31, 2009.
     Other expense for the three months ending March 31, 2010, included $3.0 million in charges related to the refinancing of our senior credit facilities. The items comprising this amount included $2.1 million in unamortized deferred financing costs expensed as a result the termination of our Loan and Financing agreements with Wells Fargo Foothill and Ableco. We also incurred credit facility termination fees and charges of $341,000 and $598,000 from the reclassification of other comprehensive loss related to the interest rate swap that we terminated upon entering into the Credit Agreement with JPMChase. The three months ended March 31, 2009 include $254,000 in expensed deferred financing costs as a result of an amendment to the prior loan facility with Wells Fargo Foothill.
     Other expense for the three months ended March 31, 2009 also includes $446,000 for our 36.6% share of Beacon Energy Holdings, Inc.’s (“Beacon”) loss for the period. The carrying value of the investment in Beacon was reduced to $0 at December 31, 2009. As such, no corresponding amount was recorded in the three months ended March 31, 2010.

     Other expense for the three months ended March 31, 2010, includes expense of $948,000 to adjust the Put Warrant liability to its fair value as compared to expense of $170,000 for the quarter ended March 31, 2009. The prior year quarter also includes expense of $360,000 to adjust the make-whole agreement liability to its fair value. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008. The obligation for this make-whole agreement ended in 2009.
Income Taxes
     For the three months ended March 31, 2010, the Company recognized income tax expense of $3.1 million, resulting in an effective tax rate of 46%. For the three months ended March 31, 2009, the Company recognized an income tax benefit of $1.6 million, resulting in an effective rate of 30.0%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective tax rate of 46% differs from our expected tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation and amortization of certain intangibles.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of Gulf Coast Recycling, Inc., a secondary lead smelting operation based in Tampa, Florida. The three months ended March 31, 2010 include $8,000 ($4,000 net of income taxes) for environmental remediation costs for ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida. The three months ended March 31, 2009 include income from proceeds, net of legal expenses, from a former lead supplier of GCR in lieu of future potential liability claims totaling $262,000 ($163,000 net of income taxes).
     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle. The three months ended March 31, 2010 and 2009 include $2,000 ($1,000 net of income taxes) and $8,000 ($5,000 net of income taxes) respectively for ongoing monitoring and maintenance of this site.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the three months ended March 31, 2010, we used $7.5 million of cash for operating activities compared to $346,000 of operating cash generated for the three months ended March 31, 2009. For the three months ended March 31, 2010, the Company’s net income of $3.5 million and non-cash items of depreciation and amortization of $3.6 million and other non-cash items of $7.1 million was offset by a $21.7 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $26.6 million and a $1.1 million increase in prepaid expenses and other current assets. These items were offset by a decrease in inventory balances of $1.3 million and a $4.7 million increase to accounts payable, accrued expenses and income taxes payable. The increase in prepaid expenses includes a $1.0 million increase in unsecured vendor advances. Vendor advances as of March 31, 2010 totaled $1.9 million. For the three months ended March 31, 2009, the Company’s net loss of $3.6 million and $1.6 million change in working capital components was offset by non-cash items of depreciation and amortization of $3.6 million and other non-cash items of $1.8 million. The changes in working capital components include a decrease in accounts receivable of $687,000 and an increase in accounts payable, accrued expenses and income taxes payable of $7.9 million. These items were offset by a decrease in inventory balances of $3.7 million and $3.3 million in prepaid expenses and other current assets.
     We used $1.0 million in net cash for investing activities for the three months ended March 31, 2010 compared to using net cash of $870,000 in net cash for investing activities for the three months ended March 31, 2009. During the three months ended March 31, 2010, we purchased $1.0 million in equipment and capital improvements. During the three months ended March 31, 2009, we purchased $633,000 in equipment and capital improvements and incurred changes in other assets of $243,000. These items were offset by $6,000 in proceeds from the sale of equipment.

     During the three months ended March 31, 2010, we generated $9.1 million of net cash from financing activities compared to $16.2 million of net cash used during the three months ended March 31, 2009. For the three months ended March 31, 2010 total new borrowings were $8.1 million and net borrowings under our revolving credit facility amounted to $2.9 million. These borrowings were offset by debt repayments of $710,000 and the payment of $1.2 million in debt issue costs related to agreement entered into with JPMChase. For the three months ended March 31, 2009, total net borrowings under our revolving credit facility amounted to $1.4 million and were offset by debt repayments of $16.6 million and the payment of $1.0 million in debt issue costs related to amendments made to existing credit agreements during the quarter.
     On March 2, 2010, we entered into a Credit Agreement with a syndicate of lenders led by JPMorgan Chase Bank, N.A. Other lenders in the syndicate were RBS Business Capital and Capital One Leverage Finance Corp. The new three-year facility consists of senior secured credit facilities in the aggregate amount of $65.0 million, including a $57.0 million revolving line of credit (the “Revolver”) and an $8.0 million machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, are not to exceed the lesser of $57.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, the current LIBOR rate plus 3.5% (effective rate of 3.87% at March 31, 2010). The term loan bears interest at the Base Rate plus 2% or, at our election, the current LIBOR rate plus 4.25% (effective rate of 4.65% at March 31, 2010). Under the Agreement, we will be subject to certain operating covenants and will be restricted from, among other things, paying cash dividends, repurchasing our common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Agreement contains certain financial covenants, including minimum EBITDA, fixed charge coverage ratio, and capital expenditure covenants. Obligations under the Agreement are secured by substantially all of our assets other than real property. The proceeds of the Agreement are to be used for present and future acquisitions, working capital, and general corporate purposes.
     Upon the effectiveness of the Credit Agreement described in the preceding paragraph, we terminated the Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. dated July 3, 2007, as amended (the “Loan Agreement”) and repaid outstanding indebtedness under the Loan Agreement in the aggregate principal amount of approximately $13.5 million. The Company also terminated the Financing Agreement with Ableco Finance LLC dated July 3, 2007, as amended (the “Financing Agreement”) and repaid outstanding indebtedness under the Financing Agreement in the aggregate principal amount of approximately $30.6 million. Outstanding balances under the Loan Agreement and the Financing Agreement were paid with borrowings under the Credit Agreement and available cash.
     As of March 31, 2010, we had approximately $21.3 million of borrowing availability under the Credit Agreement.
     On April 23, 2008, we entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100.0 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of our common stock (“Note Shares”). The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes under certain circumstances, and (ii) an optional redemption right exercisable by the Company beginning on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon. On April 23, 2009 and June 4, 2009, we retired $18.4 million of our 7% Convertible Notes through the issuance of 3,708,906 shares of common stock. As of March 31, 2010, the outstanding balance on our 7% Convertible notes was $80.4 million net of $1.2 million in unamortized discount for related warrants.
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
Future Capital Requirements
     As of March 31, 2010, we had $5.5 million in cash and cash equivalents, availability under the Credit Agreement of $21.3 million and total working capital of $89.3 million. As of March 31, 2010, our current liabilities totaled $36.9 million. We expect to fund our current working capital needs, interest payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Credit Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets to restructure current debt and for possible acquisitions.
     Our ability to meet long-term liquidity requirements is subject to favorable conditions in the domestic and global economy and in the markets in which we operate and in the markets where would seek to obtain additional debt and/or equity financing. Decisions by lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit agreements, industry and market trends, the availability of capital, and the relative attractiveness of alternative lending or investment opportunities.
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
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2010, $41.5 million of our outstanding debt consisted of variable rate borrowings under our senior secured credit facility with JPMChase Bank. Borrowings under the credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $415,000 per year with a corresponding change in cash flows.
Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report filed with the Securities and Exchange Commission on Form 10-K. We attempt to mitigate this risk by seeking to turn our inventories quickly. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect to the carrying value of our inventories.
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
Common stock market price risk
     We are exposed to risks associated with the market price of our own common stock. The liability associated with the put warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of March 31, 2010, the put warrant liability and expense for financial instruments fair value adjustments would increase by $1.0 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     On December 8, 2009, the Company’s Metalico Youngstown, Inc. subsidiaries closed a purchase of substantially all the assets, including real property, of Youngstown Iron & Metal, Inc. (“YIM”) and Atlas Recycling, Inc., (“ARI”) value added processors of recyclable scrap metal feedstocks of ferrous and non-ferrous metals located principally in Youngstown, Ohio. We have started to document and analyze the systems of disclosure controls and procedures and internal control over financial reporting of this acquired company and integrate it within our broader framework of controls. As we integrate the historical internal controls over financial reporting of the acquisition into our own internal controls over financial reporting, certain temporary changes may be made to our internal controls over financial reporting until such time as this integration is complete. Although we have not yet identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of this acquisition, there can be no assurance that a material weakness will not be identified in the course of this review.

(b) Changes in internal controls over financial reporting.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. We are involved in the litigation and environmental proceedings described in Note 10 of the accompanying financial statements. In addition, a description of matters in which we are currently involved is set forth at Item 3 of our Annual Report on Form 10-K for 2009.
Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010.
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

METALICO, INC. (Registrant)
Date: May 6, 2010	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: May 6, 2010	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)