Form 10-Q
period 2010-06-30
METALICO INC
filed 2010-08-05
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Number of shares of Common stock, par value $.001, outstanding as of August 5, 2010: 46,449,085

METALICO, INC.
Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(unaudited)	(Note 1)
	($ thousands, except par value)
ASSETS
Current Assets
Cash and cash equivalents	$5,115	$4,938
Trade receivables, less allowance for doubtful accounts of $1,174 and; $1,187, respectively	53,164	30,977
Inventories	61,275	52,614
Prepaid expenses and other	4,001	4,333
Income taxes receivable	3,646	7,105
Deferred income taxes	2,748	2,753

Total current assets	129,949	102,720

Property and Equipment, net	73,618	75,253
Goodwill	69,301	69,301
Other Intangibles, net	40,185	41,602
Other Assets, net	6,618	7,825

	$319,671	$296,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$6,897	$—
Current maturities of other long-term debt	4,273	8,515
Accounts payable	18,549	12,526
Accrued expenses and other current liabilities	7,090	7,513
Income taxes payable	—	808

Total current liabilities	36,809	29,362

Long-Term Liabilities
Senior unsecured convertible notes payable	80,407	80,374
Other long-term debt, less current maturities	35,570	27,904
Deferred income taxes	3,285	3,285
Accrued expenses and other	3,525	5,519

Total long-term liabilities	122,787	117,082

Total liabilities	159,596	146,444

Stockholders’ Equity
Capital Stock
Common, par value $0.001, authorized shares of 100,000,000; issued and outstanding shares of 46,449,085 and 46,425,224, respectively	46	46
Additional paid-in capital	173,406	171,892
Accumulated deficit	(13,040)	(20,972)
Accumulated other comprehensive loss	(337)	(709)

	160,075	150,257

	$319,671	$296,701

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2010 and 2009

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
		(Unaudited)
		($ thousands, except per share data)
Revenue	$144,575	$62,348	$278,654	$115,632

Costs and expenses
Operating expenses	128,127	50,880	238,020	94,353
Selling, general, and administrative expenses	6,464	5,399	13,645	11,708
Depreciation and amortization	3,236	3,307	6,636	6,594

	137,827	59,586	258,301	112,655

Operating income	6,748	2,762	20,353	2,977

Financial and other income (expense)
Interest expense	(2,346)	(4,402)	(5,294)	(8,805)
Accelerated amortization and other costs related to refinancing of senior debt	—	—	(3,046)	(254)
Equity in loss of unconsolidated investee	—	(287)	—	(733)
Financial instruments fair value adjustments	2,063	(1,504)	1,115	(2,034)
Gain on debt extinguishment	—	5,024	—	5,024
Other	3	34	(87)	187

	(280)	(1,135)	(7,312)	(6,615)

Income (loss) from continuing operations before income taxes	6,468	1,627	13,041	(3,638)
Provision (benefit) for federal and state income taxes	2,045	563	5,099	(993)

Income (loss) from continuing operations	4,423	1,064	7,942	(2,645)
Discontinued operations, net of income taxes	(5)	24	(10)	182

Net income (loss)	$4,418	$1,088	$7,932	$(2,463)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.10	$0.03	$0.17	$(0.07)
Discontinued operations, net	—	—	—	—

Net income (loss)	$0.10	$0.03	$0.17	$(0.07)

Diluted:
Income (loss) from continuing operations	$0.10	$0.03	$0.17	$(0.07)
Discontinued operations, net	—	—	—	—

Net income (loss)	$0.10	$0.03	$0.17	$(0.07)

Weighted Average Common Shares Outstanding:
Basic	46,443,348	38,295,781	46,435,845	37,367,007

Diluted	46,463,537	38,354,045	46,476,453	37,367,007

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009

	2010	2009
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income (loss)	$7,932	$(2,463)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,240	7,326
Deferred income tax provision (benefit)	(221)	(1,311)
Change in provision for doubtful accounts receivable	158	(103)
Provision for loss on vendor advances	—	(204)
Financial instruments fair value adjustments	(1,115)	2,034
Gain on sale of property and equipment	(187)	(3)
Gain on debt extinguishment	—	(5,024)
Equity in loss of unconsolidated investee	—	733
Stock-based compensation expense	1,446	1,178
Deferred financing costs expensed	2,107	254
Change in assets and liabilities:
(Increase) decrease in:
Trade receivables	(22,345)	(5,920)
Inventories	(8,661)	(3,983)
Income tax receivable prepaid expenses and other	3,224	7,465
Increase (decrease) in:
Accounts payable, accrued expenses, income taxes payable and other liabilities	4,161	(7,594)

Net cash used in operating activities	(6,261)	(7,615)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	500	69
Purchase of property and equipment	(3,518)	(1,116)
(Increase) Decrease in other assets	(11)	3

Net cash used in investing activities	(3,029)	(1,044)

Cash Flows from Financing Activities
Net borrowings under revolving lines-of-credit	3,854	—
Proceeds from other borrowings	8,736	—
Principal payments on other borrowings	(1,918)	(22,712)
Debt issue costs paid	(1,273)	(941)
Proceeds from issuance of common stock on exercised warrants and options	68	10

Net cash provided by (used in) financing activities	9,467	(23,643)

Net increase (decrease) in cash and cash equivalents	177	(32,302)
Cash and cash equivalents:
Beginning of period	4,938	62,933

Ending of period	$5,115	$30,631

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except per share data)
(Unaudited)
Note 1 — General
     Business
     Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of June 30, 2010 included twenty-four scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Youngstown and Warren, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products domestically but maintains several international customers.
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the periods presented.
     Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited balance sheet as of that date included in the Form 10-K
     Reclassifications: Certain amounts in the accompanying condensed consolidated balance sheet as of December 31, 2009, have been reclassified to be consistent with the presentation as of June 30, 2010. The reclassification had no effect on 2009 stockholders’ equity, cash flows or net loss. The reclassification relates primarily to separately presenting deferred tax related to the gain on debt extinguishment. The Company does not believe this adjustment is material to the consolidated financial statements as of December 31, 2009.
Recent Accounting Pronouncements
     In January 2010, a new accounting pronouncement was issued related to fair value measurement disclosures (FASB ASC Topic 820), which requires fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item on the consolidated balance sheets. In addition, significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers will be required to be disclosed. This provision of the pronouncement was effective for reporting periods beginning after December 15, 2009. The adoption of the applicable provisions of this guidance did not have a material impact on the Company’s consolidated financial statements. An additional provision, effective for reporting periods beginning after December 15, 2010, requires that the reconciliation of Level 3 activity presents information about purchases, sales, issuances and settlements on a gross basis instead of as one net number. If applicable, the Company will include the additional required disclosures for its fiscal year beginning January 1, 2011. The Company does not expect the adoption of the remaining provision of this guidance to have a material impact on its consolidated financial statements.

Note 2 — Business Acquisitions
     Business acquisition (scrap metal recycling segment): On December 8, 2009, the Company’s Metalico Youngstown, Inc., subsidiary (“Youngstown”) closed a purchase of substantially all the assets of Youngstown Iron & Metal, Inc. (“YIM”) and Atlas Recycling, Inc. (“ARI”), value-added processors of recyclable scrap metal feedstocks of ferrous and non-ferrous metals located principally in Youngstown, Ohio. In connection with the acquisition, the Company entered into a short-term lease for the real property used in the operations which it subsequently purchased on June 30, 2010. No goodwill was recorded in the transaction. Included in the allocation of the purchase price was a gain of $866. The $866 gain represents a supplier list valued at $850 which will be amortized on a straight line basis over a 10 year life and $16 representing the fair market value of net assets purchased in excess of the purchase price. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.
Note 3 — Major Customer
     Revenue for the three and six months ended June 30, 2010 and 2009, include revenue from net sales to a particular customer of our Scrap Metal Recycling segment (which over certain periods has accounted for 10% or more of the total revenue of the Company), together with trade receivables due from such customer as of June 30, 2010 and December 31, 2009.

	Net sales to Customer
	as a percentage of Total Revenues				Trade Receivable Balance as of
		Three Months
	Three Months Ended	Ended	Six Months Ended	Six Months Ended	June 30,	December 31,
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	2010	2009

Customer A	25%	13%	23%	12%	$4,197	$5,123
Note 4 — Inventories
     Inventories as of June 30, 2010 and December 31, 2009, were as follows:

	June 30,	December 31,
	2010	2009
Raw materials	$4,675	$4,403
Work-in-process	3,157	1,894
Finished goods	7,638	6,935
Ferrous scrap metal	21,818	15,655
Non-ferrous scrap metal	23,987	23,727

	$61,275	$52,614

Note 5 — Goodwill and Other Intangibles
     The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill is tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. No indicators of impairment were identified for the three and six months ended June 30, 2010. There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2010.
     The Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At June 30, 2010, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of June 30, 2010 and December 31, 2009 consisted of the following:

	Gross			Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Charges	Amount
June 30, 2010

Covenants not-to-compete	$4,310	$(2,881)	$—	$1,429
Trademarks & tradenames	6,075	—	—	6,075
Supplier relationships	37,500	(5,263)	—	32,237
Know how	397	—	—	397
Patents & databases	94	(47)	—	47

	$48,376	$(8,191)	$—	$40,185

December 31, 2009

Covenants not-to-compete	$4,310	$(2,540)	$—	$1,770
Trademarks & tradenames	6,075	—	—	6,075
Customer relationships	1,055	(1,055)	—	—
Supplier relationships	37,500	(4,203)	—	33,297
Know how	397	—	—	397
Patents & databases	94	(31)	—	63

	$49,431	$(7,829)	$—	$41,602

     Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2010 was $708 and $1,417, respectively. Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2009 was $732 and $1,473, respectively. Estimated aggregate amortization expense on amortized intangible and other assets for each of the next 5 fiscal years and thereafter is as follows:

Years Ending December 31:	Amount
2010	$2,858
2011	2,528
2012	2,464
2013	2,405
2014	2,367
Thereafter	22,508

$35,130

Note 6 — Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities as of June 30, 2010 and December 31, 2009, consisted of the following:

	June 30, 2010			December 31, 2009
		Long-			Long-
	Current	Term	Total	Current	Term	Total
Environmental remediation costs	$223	$1,351	$1,574	$662	$1,350	$2,012
Payroll and employee benefits	3,772	—	3,772	2,232	—	2,232
Interest, bank fees and interest rate swap (See Note 8)	1,133	—	1,133	1,401	880	2,281
Obligations under make-whole agreements (see Note 16)	—	—	—	1,204	—	1,204
Put warrant liability	—	2,174	2,174	—	3,289	3,289
Other	1,962	—	1,962	2,014	—	2,014

	$7,090	$3,525	$10,615	$7,513	$5,519	$13,032

Note 7 — Stock Options and Stock Based Compensation
     Stock-based compensation expense was $754 and $579 for the three months ended June 30, 2010 and 2009, respectively and $1,446 and $1,178 for the six months ended June 30, 2010 and 2009 respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.
     The fair value of the stock options granted in the six months ended June 30, 2010 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. No options were granted in the six months ended June 30, 2009.

Black-Scholes Valuation Assumptions (1)	June 30, 2010
Weighted average expected life (in years) (2)	5.0
Weighted average expected volatility (3)	84.62%
Weighted average risk free interest rates (4)	2.48%
Expected dividend yield	—

(1)	Forfeitures are estimated based on historical experience.

(2)	The expected life of stock options is estimated based on historical experience.

(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.

(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
     Changes in the Company’s stock options for the six months ended June 30, 2010 were as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding, beginning of period	2,101,632	$7.74
Granted	75,000	$5.73
Exercised	(16,861)	$3.94
Forfeited or expired	(197,444)	$5.13

Options outstanding, end of period	1,962,327	$7.95

Options exercisable, end of period	1,191,864	$8.65

     The weighted average fair value for the stock options granted during the six months ended June 30, 2010 was $3.88. The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of June 30, 2010 was 3.0 years and $156, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of June 30, 2010 was 2.5 years and $118, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $36 and $260, respectively.
     On June 1, 2010, the Company granted 7,500 shares of restricted common stock to a Company employee at a fair value of $4.78 per share. The shares vest quarterly over a three-year period. At June 30, 2010, there were 31,083 restricted shares remaining unvested with a weighted average grant date fair value of $8.97 per share of which 25,458 shares with a weighted average grant date fair value of $9.89 per share are expected to vest by December 31, 2010.
     As of June 30, 2010, total unrecognized stock-based compensation expense related to stock options and restricted stock was $2,573 and $282, respectively, which is expected to be recognized over a weighted average period of 1.6 years and 0.7 years, respectively.
Note 8 — Short and Long-Term Debt
     On March 2, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and includes RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consists of senior secured credit facilities in the aggregate amount of $65,000, including a $57,000 revolving line of credit (the “Revolver”) and an $8,000 machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, are not to exceed the lesser of $57,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, the current LIBOR rate plus 3.5% (an effective rate of 4.05% as of June 30, 2010). The term loan bears interest at the Base Rate plus 2% or, at the Company’s election, the current LIBOR rate plus 4.25% (an effective rate of 4.65% as of June 30, 2010). Under the Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Agreement contains certain financial covenants, including minimum EBITDA, minimum fixed charge coverage ratios (beginning in the quarter ending September 30, 2010), and maximum capital expenditures covenants. Obligations under the Agreement are secured by substantially all of the Company’s assets other than real property. The proceeds of the Agreement are used for present and future acquisitions, working capital, and general corporate purposes.

     Listed below are the material debt covenants as prescribed by the Credit Agreement. As of June 30, 2010, the Company was in compliance with such covenants.
     Minimum EBITDA — Six months ending June 30, 2010, minimum EBITDA must not be less than covenant.

Covenant	$9,331
Actual	$28,337
     Year 2010 Capital Expenditures — Year 2010 annual capital expenditures must not exceed covenant

Covenant	$6,500
Actual year to date	$3,518
     The information in the preceding paragraphs refers to the term “EBITDA” (Earnings Before Interest, Taxes, Depreciation and Amortization). The Company uses EBITDA to determine its compliance with certain covenants under the Credit Agreement. EBITDA should not be considered as a measure of discretionary cash available to the Company to invest in the growth of its business. EBITDA is not a recognized term under generally accepted accounting principles in the United States (“GAAP”), and has limitations as an analytical tool. The reader of these financial statements should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with GAAP. Additionally, other companies may define and compute EBITDA differently than the Company.
     Upon the effectiveness of the Credit Agreement described above, the Company terminated the Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. dated July 3, 2007, as amended (the “Loan Agreement”) and repaid outstanding indebtedness under the Loan Agreement in the aggregate principal amount of approximately $13,478. The Company also terminated the Financing Agreement with Ableco Finance LLC (“Ableco”) dated July 3, 2007, as amended (the “Financing Agreement”) and repaid outstanding indebtedness under the Financing Agreement in the aggregate principal amount of approximately $30,630. Outstanding balances under the Loan Agreement and the Financing Agreement were paid with borrowings under the Credit Agreement and available cash. Unamortized deferred financing costs under the prior loan agreements of $2,107, the reclassification of $598 in losses previously reported in other comprehensive income into earnings due to the termination of the interest rate swap contract and credit facility termination fees and other charges of $341 were expensed and reported in Financial and other income (expenses) as Accelerated amortization on other costs related to refinance of senior debt for the six months ending June 30, 2010.
     On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of the Company’s common stock (“Note Shares”). The Notes are convertible to common stock at all times. The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes at par under certain circumstances, and (ii) an optional redemption right exercisable by the Company beginning on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.
     The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make whole provisions upon a change of control, (iii) “weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversary of the date of issuance of the Notes whereby the Note Purchasers would receive the present value (using a 3.5% discount rate) of the interest they would have earned had their Notes so converted been outstanding from such forced conversion date through the sixth anniversary of the date of issuance of the Notes, and (v) a debt incurrence covenant which limits the ability of the Company to incur debt, under certain circumstances.

     On April 23, 2009 and June 4, 2009, the Company entered into agreements with certain Note holders and retired an aggregate $18,390 in debt principal through the issuance of 3,708,906 shares of common stock. The transactions resulted in an aggregate gain on debt extinguishment of $5,024 during the second quarter of 2009. As of June 30, 2010, and December 31, 2009, the outstanding balance on Notes was $80,407( net of $1,203 in unamortized discount related to the original fair value warrants issued with the Notes) and $80,374 (net of $1,237 unamortized discount), respectively.
     Aggregate annual maturities required on long-term debt as of June 30, 2010, are as follows:

Twelve months ending June 30:	Amount
2011	$11,170
2012	3,740
2013	30,190
2014	416
2015	277
Thereafter	81,354

$127,147

Note 9 — Stockholders’ Equity
     A reconciliation of the activity in Stockholders’ Equity accounts for the six months ended June 30, 2010, is as follows:

				Other	Total
	Common	Additional	Accumulated	Comprehensive	Stockholders’
	Stock	Paid-in Capital	Deficit	Loss	Equity
Balance December 31, 2009	$46	$171,892	$(20,972)	$(709)	$150,257
Net Income			7,932	—	7,932
Issuance of 16,861 shares of common stock in exchange for options exercised	—	68	—	—	68
Stock-based compensation expense	—	1,446	—	—	1,446
Termination of interest rate swap contract	—	—	—	372	372

Balance June 30, 2010	$46	$173,406	$(13,040)	$(337)	$160,075

     Comprehensive income for the three months ended June 30, 2010 was $4,418, comprised entirely of net income. Comprehensive income for the three months ended June 30, 2009 was $1,085, representing net income of $1,088, less the change in loss on interest rate swap of $3.
     Comprehensive income for the six months ended June 30, 2010 was $8,304, representing net income of $7,932, plus the effect of the terminated interest rate swap contract of $372. Comprehensive loss for the six months ended June 30, 2009 was $2,469, representing net loss of $2,463, plus the change in loss on interest rate swap of $6.
Note 10 — Statements of Cash Flows Information
     The following describes the Company’s noncash investing and financing activities:

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Repayment of debt with new borrowings	$44,109	$—
Reduction of seller note payable on settlement of final working capital receivable	350	—
Convertible notes exchanged for common stock	—	15,075
Issuance of common stock under make-whole agreement	—	289

     The Company paid $4,972 and $7,972 in cash for interest expense in the six months ended June 30, 2010 and 2009 respectively. For the six months ended June 30, 2010, the Company made cash income tax payments of $2,391 and received cash refunds of $537. For the six months ended June 30, 2009, the Company received cash income tax refunds of $6,722 and made cash income tax payments of $169.
Note 11 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of EPS for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations	$4,423	46,443,348	$0.10	$1,064	38,295,781	$0.03

Effect of Dilutive Securities
Common stock warrants	—	20,189		—	57,041
Stock options	—	—		—	1,223
Convertible notes	—	—		—	—

Diluted EPS
Income from continuing operations	$4,423	46,463,537	$0.10	$1,064	38,354,045	$0.03

     The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three months ended June 30, 2010, there were 1,157,760 options, 1,424,231 warrants and 5,829,320 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive. For the three months ended June 30, 2009, 1,424,231 warrants, 1,497,698 options and 6,662,343 shares issuable upon conversion of convertible notes were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income (loss) from continuing operations	$7,942	46,435,845	$0.17	$(2,645)	37,367,007	$(0.07)

Effect of Dilutive Securities
Common stock warrants	—	40,608		—	—
Stock options	—	—		—	—
Convertible notes	—	—		—	—

Diluted EPS
Income from continuing operations	$7,942	46,476,453	$0.17	$(2,645)	37,367,007	$(0.07)

     The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the six months ended June 30, 2010, there were 1,026,392 options, 1,424,231 warrants and 5,829,320 shares issuable upon conversion of convertible notes excluded in the computation of diluted net income per share because their effect would have been anti-dilutive. For the six months ended June 30, 2009, 1,424,231 warrants, 1,505,821 options and 6,901,272 shares issuable upon conversion of convertible notes were excluded in the computation of diluted EPS because their effect would have been anti-dilutive. Additionally, as a result of the net loss for the six months ended June 30, 2009, 73,233 warrants and 7,302 options were excluded in the computation of diluted EPS because their effect would also have been anti-dilutive.

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
     For the GSR site, as of June 30, 2010 and December 31, 2009, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $984 and $1,021 respectively. Of the $984 accrued as of June 30, 2010, approximately $139 is reported as a current liability and the remaining $845 is estimated to be incurred and paid as follows: $126 from 2011 through 2013 and $719 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.
     In March 2005, Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. (“GCR”), received an information request and notice of potential liability from the EPA (the “Request and Notice”) regarding contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970’s. GCR retained any potential liability for the Jernigan Site when it sold its assets on May 31, 2006. The Request and Notice also identified nine other potentially responsible parties (“PRP’s”) in addition to GCR. Effective October 3, 2006, the EPA, GCR, and one other PRP entered into a settlement agreement for the northern portion of the Jernigan Site (the “Northern Settlement Agreement”) and the EPA, GCR, and another PRP entered into a settlement agreement for the southern portion of the Jernigan Site (the “Southern Settlement Agreement”) providing in each case for the remediation of the affected property. The remediation of the Jernigan Site has been substantially completed at a cost of $3,300. GCR’s liability for remediation costs has been reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two PRP’s party to the two Settlement Agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $258. On February 11, 2009, the Company received a $500 payment from a former lead supplier of GCR in lieu of future potential liability claims. The $500 was recorded as income in discontinued operations in the first quarter of 2009.
     The Company and its subsidiaries are at this time in material compliance with all of their obligations under all pending consent orders in the greater Tampa area.
     Accrued expenses for environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs in the accompanying June 30, 2010 and December 31, 2009, balance sheets include approximately $414 and $816, respectively, applicable to all of GCR’s various outstanding remediation issues. Of the $414 accrued as of June 30, 2010, $85 is reported as a current liability and the remaining $329 is estimated to be incurred and paid as follows: $26 from 2011 through 2013 and $303 thereafter. The remaining $303 reported in long term liabilities represents an estimate of future monitoring and maintenance costs. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.
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

Note 13 — Segment Reporting
     The Company had two operating segments for the three and six months ended June 30, 2010 and 2009. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the three and six months ended June 30, 2010 and 2009, for these segments:

	Scrap Metal		Corporate
	Recycling	Lead Fabricating	and Other	Consolidated
	Three months ended June 30, 2010
Revenues from external customers	$126,360	$18,215	$—	$144,575
Operating income	7,360	(313)	(299)	6,748

	Three months ended June 30, 2009
Revenues from external customers	$44,321	$18,027	$—	$62,348
Operating income (loss)	479	1,289	994	2,762

	Scrap Metal		Corporate
	Recycling	Lead Fabricating	and Other	Consolidated
	Six months ended June 30, 2010
Revenues from external customers	$246,244	$32,410	$—	$278,654
Operating income (loss)	21,287	(404)	(530)	20,353
Total assets	266,534	39,410	13,727	319,671

	Six months ended June 30, 2009
Revenues from external customers	$82,906	$32,726	$—	$115,632
Operating income (loss)	(352)	1,533	1,796	2,977
Total assets	213,362	40,278	51,596	305,236
Note 14 — Income Taxes
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate of 32% for the three months ended June 30, 2010, differs from the blended statutory income tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation and amortization of certain intangibles.
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

Note 16 — Financial Instruments Liabilities
     In connection with the $100,000 of Notes issued on April 23, 2008, the Company issued 250,000 Put Warrants. The Company also issued 1,169,231 Put Warrants in connection with the issuance of common stock on March 27, 2008. These warrants are free-standing financial instruments which, upon a change in control of the Company, may require the Company to repurchase the warrants at their then current fair market value. Accordingly, the warrants are accounted for as long-term liabilities and marked-to-market each balance sheet date with a charge or credit to “Financial Instruments fair value adjustments” in the statement of operations.
     The estimated fair value of warrants outstanding at June 30, 2010 and December 31, 2009, was $2,174 and $3,289, respectively. The change in fair value of the Put Warrants resulted in income of $2,063 and $1,115 for the three and six months ended June 30, 2010 and expenses of $2,464 and $2,634 for the three and six months ended June 30, 2009.
     The recorded liability as described above would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.
Note 17 — Fair Value Disclosure
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
     Notes payable and long-term debt: The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities. The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The Notes are included in the balance sheet as of June 30, 2010 at $80,407 which is inclusive of unamortized discount of $1,203. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.
     Interest Rate Swap: The carrying amount was equal to fair value based upon quoted prices at December 31, 2009. No interest rate swaps were outstanding as of June 30, 2010.
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
     Effective January 1, 2008, the Company adopted new provisions of ASC Topic 820. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under ASC Topic 820, fair value measurements are not adjusted for transaction costs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement inputs) and the lowest priority to unobservable inputs (Level 3 measurement inputs). The three levels of the fair value hierarchy under ASC Topic 820 are described below:
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
     The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of :

	June 30, 2010
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$2,174	$2,174

	December 31, 2009
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$3,289	$3,289
Obligations under make-whole agreements	$1,204	—	$—	$1,204
Interest rate swaps	—	$880	—	$880
     Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
     Put Warrants: The put warrants are valued using the Black-Scholes method. The average value per outstanding warrant at June 30, 2010 is computed to be $1.53 using a discount rate of 1.40% and an average volatility factor of 88.9%. The average value per outstanding warrant at December 31, 2009 is computed to be $2.32 using a discount rate of 2.69% and an average volatility factor of 87.5%.
     Obligations under make-whole agreements: At December 31, 2009, the liability represents the actual amounts disbursed in the subsequent period based on the selling price of the Company’s common stock under an agreement entered into in connection with the termination of the redemption feature related to redeemable common stock.
     Interest Rate Swaps: At December 31, 2009, the interest rate swap was valued by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions.
     A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	Put Warrants	Put Warrants
Beginning balance	$4,237	$3,289
Total (gains) or losses (realized/unrealized)
Included in earnings	(2,063)	(1,115)

Ending balance	$2,174	$2,174

The amount of gain for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date.	$2,063	$1,115

	Three months ended June 30, 2009			Six months ended June 30, 2009
		Obligation under			Obligation under
		make-whole			make-whole
	Put Warrants	agreements	Total	Put Warrants	agreements	Total
Beginning balance	$582	$2,442	$3,024	$412	$3,546	$3,958
Purchases, issuances, and settlements	—	—	—	—	—	—
Total (gains) or losses (realized/unrealized)
Included in earnings	2,464	(960)	1,504	2,634	(600)	2,034
Included in other comprehensive income	—	—	—	—	—	—
Payments, conversions, redemptions and additional issued shares	—	(432)	(432)	—	(1,896)	(1,896)

Ending balance	$3,046	$1,050	$4,096	$3,046	$1,050	$4,096

The amount of total (gains) or losses included in earnings for the period attributable to the change in unrealized gains or losses relating to financial instruments still held at the reporting date.	$2,464	$(960)	$1,504	$2,634	$(600)	$2,034

     This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metalico, Inc. (herein, “Metalico,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”), as the same may be amended from time to time.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report. Amounts reported in the following discussions are not reported in thousands unless otherwise specified.
   General
     We operate in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of June 30, 2010 included twenty-four scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Youngstown and Warren, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.
   Overview of Quarterly Results
     The following items represent a summary of financial information for the three months ended June 30, 2010 compared with the three months ended June 30, 2009.
•	Sales increased to $144.6 million, compared to $62.3 million.

•	Operating income was $6.7 million, compared to operating income of $2.8 million.

•	Net income of $4.4 million, compared to a net income of $1.1 million.

•	Net income of $0.10 per diluted share, compared to a net income of $0.03 per diluted share.
     The following items represent a summary of financial information for the six months ended June 30, 2010 compared with the six months ended June 30, 2009.
•	Sales increased to $278.7 million, compared to $115.6 million.

•	Operating income was $20.4 million, compared to operating income of $3.0 million.

•	Net income of $7.9 million, compared to a net loss of $2.5 million.

•	Net income of $0.17 per diluted share, compared to a net loss of $0.07 per share.
Critical Accounting Policies and Use of Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. There were no changes to the policies as described in our Annual Report.

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
     Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $1.2 million at both June 30, 2010 and December 31, 2009, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
     We have in the past entered into interest rate swaps to manage interest rate risk associated with our variable-rate borrowings. In connection with the Credit Agreement entered into on March 2, 2010, with JP Morgan Chase Bank, N.A., the Company was required to terminate its $20.0 million interest rate swap contract. As a result, the Company paid $760,000 to terminate the interest rate swap contract. With the termination of the interest rate swap contract, no other interest rate protection agreements are outstanding.
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
     For purposes of this testing, the Company has determined that is has six reporting units as follows: Lead Fabricating, New York Scrap Recycling, Pittsburgh Scrap Recycling, Akron Scrap Recycling, Newark PGM Recycling and Texas PGM Recycling.

     In determining the carrying value of each reporting unit, management allocates net deferred income taxes and certain corporate maintained liabilities specifically allocable to each reporting unit to the net operating assets of each reporting unit. The carrying amount is further reduced by any impairment charges made to other indefinite lived intangibles of a reporting unit.
     Since market prices for the Company’s reporting units are not readily available, the Company makes various estimates and assumptions in determining the estimated fair values of the reporting units. The Company estimates the fair value of the reporting units using an income approach based on the present value of expected future cash flows utilizing a risk adjusted discount rate of 20%. The discount rate represents the weighted average cost of capital which is reflective of a market participant’s view of fair value given current market conditions, expected rate of return, capital structure, debt costs, market volatility, peer company comparisons and equity risk premium and is believed to adequately reflect the overall inherent risk and uncertainty involved in the operations and industry of the reporting units. Forecasts of future cash flows are based on management’s best estimate of future sales, operating and overhead costs, and general market conditions. To estimate the cash flows that extend beyond the final year of the discounted cash flow model, the Company employs a terminal value technique, whereby the Company uses estimated operating cash flows minus capital expenditures and adjusts for changes in working capital requirements in the final year of the model, then discounts it by a weighted average cost of capital minus a perpetual growth rate to establish the terminal value. The Company includes the present value of each reporting unit’s terminal value in the fair value estimate for each reporting unit.
     At December 31, 2009, the Company performed its annual impairment testing. As of that date, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required. Through June 30, 2010, no indicators of impairment were identified. At both June 30, 2010 and December 31, 2009, the Company’s market capitalization was in excess of its reported book value by $24.8 million.
     Valuation of Intangible and other Long-lived Assets
     The Company tests indefinite-lived intangibles such as trademarks and tradenames for impairment at least annually by comparing the carrying value of the intangible asset to the projected discounted cash flows produced from the intangible asset. Such estimated cash flows are subject to similar management estimates and assumptions about future performance as those used in evaluating the fair value of the Company’s reporting units. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment.
     The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. The carrying value of the asset (or asset group) is compared to the estimated undiscounted cash flows attributable to the asset (or asset group) and, if the carrying value is higher, an impairment is recognized for the excess carrying value above the estimated fair value of the asset (or asset group). Fair value is typically determined by discounted estimated cash flows using an appropriate risk-adjusted discount rate. To the extent actual useful lives of our intangible assets are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. Through June 30, 2010, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.
     Stock-based Compensation
     Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably on a straight-line basis over the option vesting period for those options expected to vest. The Black-Scholes option-pricing model requires various judgmental assumptions including expected volatility, and expected option life. These factors are determined at the date of each individual or group grant. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future
     Income taxes
     Our provision for income taxes reflects income taxes paid or payable (or received or receivable) for the current year plus the change in deferred income taxes during the period. Deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized and uncertain tax benefit liabilities are recognized for tax positions taken in returns that are subject to some uncertainty. Such valuation allowances and liabilities are subject to management’s estimates about future performance of the Company and strength of its tax positions.
RESULTS OF OPERATIONS
     The Company is divided into two industry segments: Scrap Metal Recycling, which includes three general product categories — ferrous, non-ferrous and platinum group metals, and Lead Fabricating.
     The following table sets forth information regarding revenues in each segment

	Revenues
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009			June 30, 2010			June 30, 2009
					($s, and weights in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	103.2	$40,436	28.0	73.7	$15,118	24.3	230.3	$85,864	30.8	140.8	$31,998	27.7
Non-ferrous metals (lbs.)	36,102	39,926	27.6	20,364	16,838	27.0	72,115	77,847	28.0	41,008	30,957	26.8
Platinum group metals (troy oz.)	39.0	45,998	31.8	14.7	12,365	19.8	74.7	82,533	29.6	26.4	19,951	17.2

Total Scrap Metal Recycling		126,360	87.4		44,321	71.1		246,244	88.4		82,906	71.7

Lead Fabricating (lbs.)	12,845	18,215	12.6	19,080	18,027	28.9	22,597	32,410	11.6	34,601	32,726	28.3

Total Revenue		$144,575	100.0		$62,348	100.0		$278,654	100.0		$115,632	100.0

     The corresponding weight of platinum group metals sold for the following periods were as follows (in thousands of troy ounces):

Quarter ending September 30, 2009	23.9
Quarter ending December 31, 2009	36.2
     The following table sets forth information regarding our average selling prices for the past six quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

			Average
	Average	Average	PGM	Average
	Ferrous	Non-Ferrous	Price per troy oz.	Lead
For the quarter ended:	Price per ton	Price per lb.	(1)	Price per lb.
June 30, 2010	$392	$1.11	$1,122	$1.42
March 31, 2010	$357	$1.05	$966	$1.46
December 31, 2009	$292	$0.92	$801	$1.39
September 30, 2009	$269	$0.98	$707	$1.17
June 30, 2009	$205	$0.83	$661	$0.94
March 31, 2009	$252	$0.68	$571	$0.95

(1)	Average PGM prices are comprised of combined troy ounces of Platinum, Palladium and Rhodium.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Consolidated net sales increased by $82.3 million, or 132.1%, to $144.6 million for the three months ended June 30, 2010 compared to consolidated net sales of $62.3 million for the three months ended June 30, 2009. Acquisitions added $12.0 million to consolidated net sales for the three months ended June 30, 2010. Excluding acquisitions, the increase in consolidated net sales is due to higher selling volumes amounting to $19.0 million and higher average metal selling prices representing $51.3 million.
Scrap Metal Recycling
Ferrous Sales
     Ferrous revenues increased by $25.3 million, or 167.5%, to $40.4 million for the three months ended June 30, 2010, compared to $15.1 million for the three months ended June 30, 2009. Acquisitions added $9.0 million to ferrous sales for the three months ended June 30, 2010. Excluding acquisitions, the increase in ferrous revenues was attributable to an additional 6,300 tons of volume sold amounting to $1.3 million and an increase in average selling prices totaling $15.0 million. The average selling price for ferrous products was approximately $392 per ton for the three months ended June 30, 2010 compared to $205 per ton for the three months ended June 30, 2009.
Non-Ferrous Sales
     Non-ferrous sales increased by $23.1 million, or 137.5%, to $39.9 million for the three months ended June 30, 2010, compared to $16.8 million for the three months ended June 30, 2009. Acquisitions added $2.9 million to non-ferrous sales for the three months ended June 30, 2010. Excluding acquisitions, the increase in non-ferrous sales was due to higher sales volumes amounting to $10.2 million and higher average selling prices totaling $10.0 million. The average selling price for non-ferrous products was approximately $1.11 per pound for the three months ended June 30, 2010 compared to $.83 per pound for the three months ended June 30, 2009, an increase of approximately 33.7%.
Platinum Group Metals
     Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals, platinum, palladium, and rhodium. PGM sales increased $33.6 million, or 271%, to $46.0 million for the three months ended June 30, 2010, compared to $12.4 million for the three months ended June 30, 2009. The increase in PGM sales was due to higher sales volumes amounting to $13.4 million and higher selling prices totaling $20.2 million. The average combined selling price for PGM metal was approximately $1,122 per troy ounce for the three months ended June 30, 2010 compared to $661 per troy ounce for the three months ended June 30, 2009, an increase of approximately 69.7%.
Lead Fabricating
     Lead fabricating revenues increased by $188,000, or 1.0%, to $18.2 million for the three months ended June 30, 2010 compared to $18.0 million for the three months ended June 30, 2009. The increase was attributable to higher average selling prices of approximately $6.2 million offset by a decrease in volume sold amounting to 6.2 million pounds, or $6.0 million. The average selling price for finished lead products was $1.42 per pound for the three months ended June 30, 2010 compared to $.94 per pound for the three months ended June 30, 2009.
Operating Expenses
     Consolidated operating expenses increased by $77.2 million, or 151.7%, to $128.1 million for the three months ended June 30, 2010 compared to $50.9 million for the three months ended June 30, 2009. Acquisitions added $11.9 million to operating expenses for the three months ended June 30, 2010. Excluding acquisitions, operating expenses increased by $65.3 million. The increase in operating expenses was due to a $63.2 million increase in the cost of purchased metals due to higher sales volumes and commodity prices and a $2.1 million increase in other operating expenses. These operating expense changes include increases in the following costs: wages and benefits of $1.2 million, freight costs of $677,000, vehicle and equipment maintenance of $579,000, offset by a reduction in other operating costs of $334,000.
Selling, General, and Administrative
     Consolidated selling, general, and administrative expenses increased $1.1 million to $6.5 million, or 4.5% of revenues, for the three months ended June 30, 2010, compared to $5.4 million, or 8.7% of revenues, for the three months ended June 30, 2009. Acquisitions added $252,000 to selling, general and administrative expenses for the three months ending June 30, 2010. Excluding acquisitions, selling, general and administrative expenses increased by $813,000. The increase in selling, general and administrative expenses include an increase in wages and benefits of $776,000, franchise and other taxes of $230,000, advertising and promotional expenses of $60,000 and other selling general and administrative expenses totaling $155,000 but were offset by reductions in professional and consulting expenses of $290,000 and insurance expense of $118,000.
Depreciation and Amortization
     Consolidated depreciation and amortization expenses decreased by $71,000 to $3.2 million, or 2.2% of revenues, for the three months ended June 30, 2010 compared to $3.3 million, or 5.3% of revenues for the three months ended June 30, 2009. Acquisitions added $157,000 to depreciation and amortization expense for the three months ended June 30, 2010. Excluding acquisitions, depreciation and amortization expense decreased by $228,000.
Operating Income
     Consolidated operating income for the three months ended June 30, 2010 increased by $3.9 million or 139.3% to $6.7 million compared to $2.8 million for three months ended June 30, 2009 and is a result of the factors discussed above.
Financial and Other Income(Expense)
     Interest expense was $2.4 million for the three months ended June 30, 2010 compared to $4.4 million for the three months ended June 30, 2009. The $2.0 million decrease in interest expense was attributable to lower outstanding debt balances as well as lower interest rates on a majority of our outstanding debt. In April and June 2009, $18.4 million of debt was extinguished by its conversion into equity and in August 2009, the Company used $18.8 million of proceeds from an equity offering to pay down other debt. In March 2010, the Company refinanced a substantial portion of its debt at reduced interest rates.
     Other expense for the three months ended June 30, 2009 also includes $287,000 for our 33.3% share of Beacon Energy Holdings Inc.’s (“Beacon”) loss for the period. The carrying value of the investment in Beacon was reduced to $0 at December 31, 2009. As such, no corresponding amount was recorded in the three months ended June 30, 2010.
     The Company’s outstanding warrants are accounted for as liabilities and are adjusted to current fair value at each balance sheet date. These adjustments resulted in other income for the three months ended June 30, 2010 of $2.1 million and other expense of $2.6 million for the three months ended June 30, 2009. The 2009 expense was offset by income of $961,000 to adjust a make-whole agreement liability to its fair value prior to its final payoff. Additionally, in the three months ended June 30, 2009, the Company recorded other income of $5.0 million related to the extinguishment of debt.
Income Taxes
     For the three months ended June 30, 2010, the Company recognized income tax expense of $2.0 million, resulting in an effective tax rate of 32%. For the three months ended June 30, 2009, the Company recognized income tax expense of $563,000, resulting in an effective tax rate of 35%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective tax rate of 32% differs from our blended statutory tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation and amortization of certain intangibles.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of Gulf Coast Recycling, Inc., a secondary lead smelting operation based in Tampa, Florida. The three months ended June 30, 2010 include $2,000 for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida ($1,000 net of income taxes). The three months ended June 30, 2009 include $21,000 in income from refunded legal fees and $8,000 in income from the amortization of a non-compete covenant ($28,000 net of income taxes).

     The Company also continues to incur environmental monitoring costs of the former secondary lead smelting and refining plant in College Grove, Tennessee plant. Except for certain clean-up activities in preparation to ready the plant for sale in the future the plant remains idle. The three months ended June 30, 2010 and 2009 both include $4,000 net of income taxes for ongoing monitoring and maintenance of this site.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Consolidated net revenues increased by $163.1 million, or 141.1%, to $278.7 million for the six months ended June 30, 2010 compared to consolidated net revenues of $115.6 million for the six months ended June 30, 2009. Acquisitions added $22.5 million to consolidated net revenues for the six months ended June 30, 2010. Excluding acquisitions, the Company reported a $140.6 million increase in consolidated net revenues due to higher selling volumes amounting to $43.4 million and higher average metal selling prices representing $97.2 million.
Scrap Metal Recycling
Ferrous Revenues
     Ferrous revenues increased by $53.9 million, or 168.4%, to $85.9 million for the six months ended June 30, 2010, compared to $32.0 million for the six months ended June 30, 2009. Acquisitions added $16.5 million to ferrous revenues for the six months ended June 30, 2010. Excluding acquisitions, the remaining $37.4 million increase in ferrous revenues was attributable to higher average selling prices amounting to $27.1 million and 45,400 more tons sold totaling $10.3 million. The average selling price for ferrous products was approximately $373 per ton for the six months ended June 30, 2010 compared to $227 per ton for the six months ended June 30, 2009.
Non-Ferrous Revenues
     Non-ferrous revenues increased by $46.8 million, or 151.0%, to $77.8 million for the six months ended June 30, 2010, compared to $31.0 million for the six months ended June 30, 2009. Acquisitions added $5.9 million to nonferrous revenues for the six months ended June 30, 2010. Excluding acquisitions, non-ferrous revenues increased $40.9 million due to higher selling volumes amounting to $17.9 million and higher average selling prices totaling $23.0 million. The average selling price for non-ferrous products was $1.08 per pound for the six months ended June 30, 2010 compared to $.75 per pound for the six months ended June 30, 2009 an increase of approximately 44.0%.
Platinum Group Metals
     Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals — platinum, palladium, and rhodium. PGM sales increased $62.5 million, or 312.5%, to $82.5 million for the six months ended June 30, 2010, compared to $20.0 million for the six months ended June 30, 2009. The increase in PGM sales was due to higher sales volumes amounting to $26.4 million and higher selling prices totaling $36.1 million both resulting from the increase in global auto automobile manufacturing. The average combined selling price for PGM metal was approximately $1,048 per troy ounce for the six months ended June 30, 2010 compared to $621 per troy ounce for the six months ended June 30, 2009, an increase of approximately 68.8%.
Lead Fabricating
     Lead fabricating revenues decreased by $316,000, or 1.0%, to $32.4 million for the six months ended June 30, 2010 compared to $32.7 million for the six months ended June 30, 2009. The decrease was attributable to lower volume sold amounting to $11.2 million offset by an increase in average selling prices amounting to $10.9 million. The average selling price for finished lead products was approximately $1.43 per pound for the six months ended June 30, 2010 compared to $.95 per pound for the six months ended June 30, 2009.
Operating Expenses
     Consolidated operating expenses increased by $143.6 million, or 152.2%, to $238.0 million for the six months ended June 30, 2010 compared to $94.4 million for the six months ended June 30, 2009. Acquisitions added $22.3 million to operating expenses. Excluding acquisitions, operating expenses increased by $121.3 million due to a $117.1 million increase in the cost of purchased metals and a $4.2 million increase in other operating expenses. These operating expense increases include increases in the following costs: wages and benefits of $2.0 million, vehicle and equipment maintenance of $1.6 million, freight charges of $1.0 million, production and fabricating supplies of $243,000. These costs were offset by a reduction in other miscellaneous operating costs of $649,000.
Selling, General, and Administrative
     Consolidated selling, general, and administrative expenses increased $1.9 million to $13.6 million, or 4.9% of revenues, for the six months ended June 30, 2010, compared to $11.7 million, or 10.1% of revenues, for the six months ended June 30, 2009. Acquisitions added $530,000 to selling, general, and administrative expenses for the six months ended June 30, 2010. Excluding acquisitions, selling, general and administrative expenses increased $1.4 million which include increases in wages and benefits of $1.8 million, franchise and other taxes of $265,000, advertising and promotional costs of $114,000 and other selling, general and administrative costs of $393,000, these expenses were offset by reductions in professional and consulting expenses of $852,000, and insurance costs of $309,000.
Depreciation and Amortization
     Consolidated depreciation and amortization remained unchanged at $6.6 million, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Acquisitions added $307,000 to depreciation and amortization expense for the six months ended June 30, 2010.
Operating Income
     Consolidated operating income for six months ended June 30, 2010 increased by $17.4 million or 580% to $20.4 million for the six months ended June 30, 2009 compared to $3.0 million for six months ended June 30, 2009 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $5.3 million for the six months ended June 30, 2010 compared to $8.8 million for the six months ended June 30, 2009. The $3.5 million decrease in interest expense was attributable to lower outstanding debt balances as well as lower interest rates on a majority of our outstanding debt. In April and June 2009, $18.4 million of debt was extinguished by its conversion into equity and in August 2009, the Company used $18.8 million of proceeds from an equity offering to pay down other debt. In March 2010, the Company refinanced a substantial portion of its debt at reduced interest rates.
     Other expense for the six months ended June 30, 2010, include $3.0 million in charges related to the refinancing of our senior credit facilities. The items comprising this amount include the write off of $2.1 million of unamortized deferred financing costs related to our prior credit facilities and $939,000 of costs related to the termination of an interest rate swap agreement related to those prior facilities. The six months ended June 30, 2009 include a $254,000 write off of unamortized deferred financing costs resulting from an amendment to the prior credit facility with Wells Fargo Foothill.
     Other expense for the six months ended June 30, 2009 also includes $733,000 for our share of Beacon Energy Holdings, Inc.’s (“Beacon”) loss for the period. The carrying value of the investment in Beacon was reduced to $0 at December 31, 2009. As such, no corresponding amount was recorded in the six months ended June 30, 2010.
     The Company’s outstanding warrants are accounted for as liabilities and are adjusted to current fair value at each balance sheet date. These adjustments resulted in other income for the six months ended June 30, 2010 of $1.1 million and other expense of $2.6 million for the six months ended June 30, 2009. The 2009 expense was offset by income of $600,000 to adjust a make-whole agreement liability to its fair value. Additionally, in the six months ended June 30, 2009, the Company recorded other income of $5.0 million related to the extinguishment of debt.
Income Taxes
     For the six months ended June 30, 2010, the Company recognized an income tax expense of $5.1 million, resulting in an effective tax rate of 39%. For the six months ended June 30, 2009, the Company recognized an income tax benefit of $1.0 million, resulting in an effective tax benefit rate of 27%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective tax rate can differ from our blended statutory tax rate due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation and amortization of certain intangibles.
Discontinued Operations
     On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary, until then a secondary lead smelting operation based in Tampa, Florida. The six months ended June 30, 2010 include expense of $10,000 ($5,000 net of income taxes) for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida. The six months ended June 30, 2009 include a gain of $291,000 ($190,000 net of income taxes) for environmental remediation costs, ongoing monitoring and maintenance of the Jernigan site in Seffner, Florida.
     The Company also continues to incur environmental monitoring costs of a former secondary lead smelting and refining plant in College Grove, Tennessee plant amounting to $7,000 ($5,000 net of income taxes) for the six months ended June 30, 2010 compared to $12,000 ($8,000 net of income taxes) for the six months ended June 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the six months ended June 30, 2010, we used $6.3 million of cash for operating activities compared to using $7.6 million of operating cash for the six months ended June 30, 2009. For the six months ended June 30, 2010, the Company’s net income of $7.9 million and non-cash items of depreciation and amortization of $7.2 million and other non-cash items of $2.2 million was offset by a $23.6 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $22.3 million and an increase in inventory of $8.7 million.These items were offset by a $4.2 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities and a $3.2 million decrease in income tax receivables, prepaid expenses and other current assets. The increase in prepaid expenses includes a $600,000 increase in unsecured vendor advances. Vendor advances as of June 30, 2010 totaled $1.5 million. For the six months ended June 30, 2009, the Company’s net loss of $2.5 million, the gain on the convertible note exchange of $5.0 million and $10.0 million change in working capital components was offset by non-cash items of depreciation and amortization of $7.3 million and other non-cash items of $2.6 million. The $10.0 million change in working capital components include an increase in accounts receivable of $5.9 million an increase in inventories of $4.0 million and a decrease in accounts payable, accrued expenses, income taxes payable and other liabilities of $7.6 million. These items were offset by a $7.5 million decrease in income tax receivables, prepaid expenses and other current assets.
     We used $3.0 million in cash for investing activities during the six months ended June 30, 2010 compared to using $1.0 million in cash for investing activities during the six months ended June 30, 2009. During the six months ended June 30, 2010, we purchased $3.5 million in equipment and capital improvements which was offset by $500,000 in proceeds from the sale of capital equipment. During the six months ended June 30, 2009, we purchased $1.1 million in equipment and capital improvements and received $69,000 in proceeds from the sale of equipment.
     During the six months ended June 30, 2010, we generated $9.5 million of net cash from financing activities compared to $23.6 million of net cash used during the six months ended June 30, 2009. For the six months ended June 30, 2010 total new borrowings were $8.7 million and net borrowings under our revolving credit facility amounted to $3.9 million. These borrowings were offset by debt repayments of $1.9 million and the payment of $1.3 million in debt issue costs related to agreement entered into with JPMChase. We also received $68,000 in proceeds from the exercise of stock options. During the six months ended June 30, 2009 we repaid $22.7 million of debt and paid $941,000 in debt issue costs related to amendments made to existing credit agreements. These amounts were offset by $10,000 in proceeds received on exercised options and warrants.
     On March 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and include RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consists of senior secured credit facilities in the aggregate amount of $65,000, including a $57,000 revolving line of credit (the “Revolver”) and an $8,000 machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, are not to exceed the lesser of $57,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at our election, the current LIBOR rate plus 3.5% (an effective rate of 4.05% as of June 30, 2010). The term loan bears interest at the Base Rate plus 2% or, at our election, the current LIBOR rate plus 4.25% (an effective rate of 4.65% as of June 30, 2010). Under the Agreement, we are subject to certain operating covenants and are restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Agreement contains certain financial covenants, including minimum EBITDA, minimum fixed charge coverage ratios, and maximum capital expenditures covenants. Obligations under the Agreement are secured by substantially all of the Company’s assets other than real property. The proceeds of the Agreement are used for present and future acquisitions, working capital, and general corporate purposes.
     The information in the preceding paragraphs refers to the term EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”). We use EBITDA to determine its compliance with certain covenants under the Credit Agreement. EBITDA should not be considered as a measure of discretionary cash available to the Company to invest in the growth of its business. EBITDA is not a recognized term under generally accepted accounting principles in the United States (“GAAP”), and has limitations as an analytical tool. The reader of these financial statements should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with GAAP. Additionally, other companies may define and compute EBITDA differently than we do.
     Upon the effectiveness of the Credit Agreement described in the preceding paragraph, we terminated the Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. dated July 3, 2007, as amended (the “Loan Agreement”) and repaid outstanding indebtedness under the Loan Agreement in the aggregate principal amount of approximately $13.5 million. We also terminated the Financing Agreement with Ableco Finance LLC dated July 3, 2007, as amended (the “Financing Agreement”) and repaid outstanding indebtedness under the Financing Agreement in the aggregate principal amount of approximately $30.6 million. Outstanding balances under the Loan Agreement and the Financing Agreement were paid with borrowings under the Credit Agreement and available cash.
     As of June 30, 2010, we had approximately $19.7 million of borrowing availability under the Credit Agreement.
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
     On April 23, 2009 and June 4, 2009, we entered into agreements with certain Note holders and retired an aggregate $18.4 million in debt principal through the issuance of 3,708,906 shares of common stock. The transactions resulted in an aggregate gain on debt extinguishment of $5.0 million during the second quarter of 2009. As of both June 30, 2010 and December 31, 2009, the outstanding balance on the Notes was $80.4 million (net of $1.2 million in unamortized discount related to the original fair value warrants issued with the Notes).
     The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make whole provisions upon a change of control, (iii) “weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversary of the date of issuance of the Notes whereby the Note Purchasers would receive the present value (using a 3.5% discount rate) of the interest they would have earned had their Notes so converted been outstanding from such forced conversion date through the sixth anniversary of the date of issuance of the Notes, and (v) a debt incurrence covenant which limits our ability to incur debt under certain circumstances.

Future Capital Requirements
     As of June 30, 2010, we had $5.1 million in cash and cash equivalents, availability under the Credit Agreement of $19.7 million and total working capital of $93.1 million. As of June 30, 2010, our current liabilities totaled $36.8 million. We expect to fund our current working capital needs, interest payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Credit Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets to restructure current debt and for possible acquisitions.
     Historically, the Company has entered into negotiations with its lenders when it was reasonably concerned about potential breaches and prior to the occurrences of covenant defaults. The Company has renegotiated principal payments, interest rates and fees as well as the requisite performance levels under the covenants. A breach of any of the covenants contained in a lending agreement could result in default under such agreement. In the event of a default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require the Company to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts borrowed by the Company, together with accrued interest, to be due and payable. In the event that this occurs, the Company may be unable to make all such accelerated payments, which could have a material adverse impact on its financial position and operating performance.
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
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2010, $41.8 million of our outstanding debt consisted of variable rate borrowings under our senior secured credit facility with JPMChase Bank. Borrowings under the credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $418,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of June 30, 2010.

Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect to the carrying value of our inventories.
Foreign currency risk
     International sales account for an immaterial amount of our consolidated net revenues and all of our international sales are denominated in U.S. dollars. We also purchase a small percentage of our raw materials from international vendors and these purchases are also denominated in U.S. dollars. Consequently, we do not enter into any foreign currency swaps to mitigate our exposure to fluctuations in the currency rates.
Common stock market price risk
     We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of June 30, 2010, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $867,000.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     On December 8, 2009, the Company’s Metalico Youngstown, Inc. subsidiary closed a purchase of substantially all the assets of Youngstown Iron & Metal, Inc. (“YIM”) and Atlas Recycling, Inc. (“ARI”), value added processors of recyclable scrap metal feedstocks of ferrous and non-ferrous metals located principally in Youngstown, Ohio. We have started to document and analyze the systems of disclosure controls and procedures and internal control over financial reporting of this acquired company and integrate it within our broader framework of controls. As we integrate the historical internal controls over financial reporting of the acquisition into our own internal controls over financial reporting, certain temporary changes may be made to our internal controls over financial reporting until such time as this integration is complete. Although we have not yet identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of this acquisition, there can be no assurance that a material weakness will not be identified in the course of this review.
(b) Changes in internal controls over financial reporting.

     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. We are involved in litigation and environmental proceedings as described in Note 11 of the accompanying financial statements. A description of matters in which we are currently involved is set forth at Item 3 of our Annual Report on Form 10-K for 2009.
Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010 except for the following.
     In order to maintain the supply line of catalytic converters for our PGM operations, we make unsecured advances to vendors. A significant downturn in the price of platinum group metals could result in the loss of a significant portion of those unsecured advances.
     Vendor advances consist principally of unsecured advances to suppliers for purchase of catalytic converters for recycling. These advances are necessary in order to maintain the supply line of catalytic converters. Management works diligently to monitor such advances. As of June 30, 2010, advances to vendors totaled $1.8 million, and were reduced by an allowance of $330,000 for uncollectible advances. Net advances of $1.5 million are reported in prepaid and other current assets in the consolidated balance sheet as of June 30, 2010. A significant downturn in the price of platinum group metals could result in the loss of a significant portion of these advances and have a negative impact to our operating results.
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

METALICO, INC. (Registrant)
Date: August 5, 2010	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: August 5, 2010	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)