Form 10-Q
period 2010-09-30
METALICO INC
filed 2010-10-29
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☑
Number of shares of Common stock, par value $.001, outstanding as of October 27, 2010: 46,451,085

METALICO, INC.
Form 10-Q Quarterly Report

PART I
Item 1. Financial Statements.	Page 2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	Page 17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	Page 27
Item 4. Controls and Procedures.	Page 28

PART II
Item 1. Legal Proceedings.	Page 29
Item 1A. Risk Factors.	Page 29
Item 6. Exhibits.	Page 29
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(unaudited)	(Note 1)
	($ thousands, except par value)
ASSETS
Current Assets
Cash and cash equivalents	$4,321	$4,938
Trade receivables, less allowance for doubtful accounts of $1,088 and $1,187, respectively	59,336	30,977
Inventories	61,179	52,614
Prepaid expenses and other	4,345	4,333
Income taxes receivable	1,946	7,105
Deferred income taxes	2,748	2,753

Total current assets	133,875	102,720

Property and Equipment, net	72,136	75,253
Goodwill	69,301	69,301
Other Intangibles, net	39,481	41,602
Other Assets, net	6,527	7,825

	$321,320	$296,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$6,949	$—
Current maturities of other long-term debt	4,227	8,515
Accounts payable	16,462	12,526
Accrued expenses and other current liabilities	6,733	7,513
Income taxes payable	—	808

Total current liabilities	34,371	29,362

Long-Term Liabilities
Senior unsecured convertible notes payable	79,923	80,374
Other long-term debt, less current maturities	35,067	27,904
Deferred income taxes	3,285	3,285
Accrued expenses and other	3,417	5,519

Total long-term liabilities	121,692	117,082

Total liabilities	156,063	146,444

Stockholders’ Equity
Capital Stock
Common, par value $0.001, authorized shares of 100,000,000; issued and outstanding shares of 46,451,085 and 46,425,224, respectively	46	46
Additional paid-in capital	174,095	171,892
Accumulated deficit	(8,547)	(20,972)
Accumulated other comprehensive loss	(337)	(709)

	165,257	150,257

	$321,320	$296,701

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2010 and 2009

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
		(Unaudited)
		($ thousands, except per share data)
Revenue	$136,956	$91,480	$415,610	$207,112

Costs and expenses
Operating expenses	118,161	72,982	356,181	167,335
Selling, general, and administrative expenses	6,294	7,578	19,939	19,286
Depreciation and amortization	3,450	3,174	10,086	9,768
Gain on insurance recovery	(513)	—	(513)	—

	127,392	83,734	385,693	196,389

Operating income	9,564	7,746	29,917	10,723

Financial and other income (expense)
Interest expense	(2,243)	(3,511)	(7,537)	(12,316)
Accelerated amortization and other costs related to refinancing of senior debt	—	(288)	(3,046)	(542)
Equity in loss of unconsolidated investee	(2)	(297)	(2)	(1,030)
Financial instruments fair value adjustments	107	613	1,222	(1,421)
Gain on debt extinguishment	101	3,048	101	8,072
Other	113	2	26	189

	(1,924)	(433)	(9,236)	(7,048)

Income from continuing operations before income taxes	7,640	7,313	20,681	3,675
Provision for federal and state income taxes	3,149	2,254	8,248	1,261

Income from continuing operations	4,491	5,059	12,433	2,414
Discontinued operations, net of income taxes	2	(5)	(8)	177

Net income	$4,493	$5,054	$12,425	$2,591

Earnings per common share:
Basic:
Income from continuing operations	$0.10	$0.12	$0.27	$0.06
Discontinued operations, net	—	—	—	0.01

Net income	$0.10	$0.12	$0.27	$0.07

Diluted:
Income from continuing operations	$0.10	$0.12	$0.27	$0.06
Discontinued operations, net	—	—	—	0.01

Net income	$0.10	$0.12	$0.27	$0.07

Weighted Average Common Shares Outstanding:
Basic	46,449,302	43,534,362	46,440,380	39,445,479

Diluted	46,449,302	43,534,362	46,440,380	39,502,013

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009

	2010	2009
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$12,425	$2,591
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,924	10,886
Deferred income tax provision (benefit)	(221)	939
Provision for doubtful accounts receivable	350	(103)
Provision for loss on vendor advances	—	(204)
Financial instruments fair value adjustments	(1,222)	1,421
Gain on disposal of property and equipment	(724)	(147)
Gain on debt extinguishment	(101)	(8,072)
Equity in loss of unconsolidated investee	2	1,030
Stock-based compensation expense	2,129	1,845
Deferred financing costs expensed	2,107	542
Change in assets and liabilities:
(Increase) decrease in:
Trade receivables	(28,532)	(18,677)
Inventories	(8,642)	(9,301)
Income tax receivable, prepaid expenses and other	4,648	9,022
Increase (decrease) in:
Accounts payable, accrued expenses, income taxes payable and other liabilities	1,717	(14,620)

Net cash used in operating activities	(5,140)	(22,848)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	617	219
Purchase of property and equipment	(4,308)	(1,612)
Increase in other assets	(384)	(29)

Net cash used in investing activities	(4,075)	(1,422)

Cash Flows from Financing Activities
Net borrowings under revolving lines-of-credit	4,114	—
Proceeds from other borrowings	9,068	45
Proceeds from sale of common stock	—	24,799
Principal payments on other borrowings	(3,385)	(50,193)
Debt issue costs paid	(1,273)	(1,078)
Proceeds from issuance of common stock on exercised warrants and options	74	13

Net cash provided by (used in) financing activities	8,598	(26,414)

Net decrease in cash and cash equivalents	(617)	(50,684)
Cash and cash equivalents:
Beginning of period	4,938	62,933

Ending of period	$4,321	$12,249

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except per share data)
(Unaudited)
Note 1 — General
     Business
          Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of September 30, 2010 included twenty-four scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Youngstown and Warren, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products domestically but maintains several international customers.
     Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the periods presented.
          Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited balance sheet as of that date included in the Form 10-K
          Reclassifications: Certain amounts in the accompanying condensed consolidated balance sheet as of December 31, 2009, have been reclassified to be consistent with the presentation as of September 30, 2010. The reclassification had no effect on 2009 stockholders’ equity, cash flows or net loss. The reclassification relates primarily to separately presenting deferred taxes related to the gain on debt extinguishment. The Company does not believe this adjustment is material to the consolidated financial statements as of December 31, 2009.
Recent Accounting Pronouncements
          Through September 30, 2010, there were no recent issuances of accounting pronouncements other than to those described in the Company’s previous filings that are of significance, or have potential material significance to the Company.
Note 2 — Business Acquisitions
          Business acquisition (scrap metal recycling segment): On December 8, 2009, the Company’s Metalico Youngstown, Inc., subsidiary (“Youngstown”) closed a purchase of substantially all the assets of Youngstown Iron & Metal, Inc. (“YIM”) and Atlas Recycling, Inc. (“ARI”), value-added processors of recyclable scrap metal feedstocks of ferrous and non-ferrous metals located principally in Youngstown, Ohio. In connection with the acquisition, the Company entered into a short-term lease for the real property used in the operations which it subsequently purchased on June 30, 2010. No goodwill was recorded in the transaction. Included in the allocation of the purchase price was a gain of $866. The $866 gain represents a supplier list valued at $850 which will be amortized on a straight line basis over a 10-year life and $16 representing the fair market value of net assets purchased in excess of the purchase price. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.
Note 3 — Major Customer
          Revenue for the three and nine months ended September 30, 2010 and 2009, include revenue from net sales to a particular customer of our Scrap Metal Recycling segment (which at times has accounted for 10% or more of the total revenue of the Company), together with trade receivables due from such customer as of September 30, 2010 and December 31, 2009.

	Net sales to Customer
	as a percentage of Total Revenues				Trade Receivable Balance as of
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009
Customer A	19%	16%	22%	14%	$3,832	$5,123
Note 4 — Inventories
          Inventories as of September 30, 2010 and December 31, 2009, were as follows:

	September 30,	December 31,
	2010	2009
Raw materials	$6,587	$4,403
Work-in-process	4,658	1,894
Finished goods	3,021	6,935
Ferrous scrap metal	21,987	15,655
Non-ferrous scrap metal	24,926	23,727

	$61,179	$52,614

Note 5 — Goodwill and Other Intangibles
          The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. No indicators of impairment were identified for the three and nine months ended September 30, 2010. There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2010.
          The Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At September 30, 2010, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of September 30, 2010 and December 31, 2009 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2010

Covenants not-to-compete	$4,310	$(3,047)	$1,263
Trademarks and tradenames	6,075	—	6,075
Supplier relationships	37,500	(5,793)	31,707
Know how	397	—	397
Patents and databases	94	(55)	39

	$48,376	$(8,895)	$39,481

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2009

Covenants not-to-compete	$4,310	$(2,540)	$1,770
Trademarks and tradenames	6,075	—	6,075
Customer relationships	1,055	(1,055)	—
Supplier relationships	37,500	(4,203)	33,297
Know how	397	—	397
Patents and databases	94	(31)	63

	$49,431	$(7,829)	$41,602

          Amortization expense on finite-lived intangible assets for the three and nine months ended September 30, 2010 was $704 and $2,121, respectively. Amortization expense on finite-lived intangible assets for the three and nine months ended September 30, 2009 was $732 and $2,205, respectively. Estimated aggregate amortization expense on amortized intangible and other assets for each of the next 5 fiscal years and thereafter is as follows:

Years Ending December 31:	Amount
2010	$2,858
2011	2,528
2012	2,464
2013	2,405
2014	2,367
Thereafter	22,508

$35,130

Note 6 — Accrued Expenses and Other Liabilities
          Accrued expenses and other liabilities as of September 30, 2010 and December 31, 2009, consisted of the following:

	September 30, 2010			December 31, 2009
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental remediation costs	$218	$1,350	$1,568	$662	$1,350	$2,012
Payroll and employee benefits	3,623	—	3,623	2,232	—	2,232
Interest, bank fees and interest rate swap (See Note 8)	1,089	—	1,089	1,401	880	2,281
Obligations under make-whole agreements (see Notes 16 and 17)	—	—	—	1,204	—	1,204
Put warrant liability	—	2,067	2,067	—	3,289	3,289
Other	1,803	—	1,803	2,014	—	2,014

	$6,733	$3,417	$10,150	$7,513	$5,519	$13,032

Note 7 — Stock Options and Stock Based Compensation
          Stock-based compensation expense was $683 and $667 for the three months ended September 20, 2010 and 2009, respectively, and $2,129 and $1,845 for the nine months ended September 30, 2010 and 2009, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.
          The fair value of the stock options granted in the nine months ended September 30, 2010 and 2009 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

Black-Scholes Valuation Assumptions (1)	September 30, 2010	September 30, 2009
Weighted average expected life (in years) (2)	5.0	4.7
Weighted average expected volatility (3)	84.23%	83.87%
Weighted average risk free interest rates (4)	1.59%	2.51%
Expected dividend yield	—	—

(1)	Forfeitures are estimated based on historical experience.

(2)	The expected life of stock options is estimated based on historical experience.

(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.

(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

          Changes in the Company’s stock options for the nine months ended September 30, 2010 were as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding, beginning of period	2,101,632	$7.74
Granted	601,000	3.79
Exercised	(18,861)	3.85
Forfeited or expired	(216,569)	5.46

Options outstanding, end of period	2,467,202	7.00

Options exercisable, end of period	1,366,157	$8.43

          The weighted average fair value for the stock options granted during the nine months ended September 30, 2010 was $2.53. The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of September 30, 2010 was 3.2 years and $254, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of September 30, 2010 was 2.4 years and $100, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $37 and $276, respectively.
          On June 1, 2010, the Company granted 7,500 shares of restricted common stock to a Company employee with a fair value of $4.78 per share. The shares vest quarterly over a three-year period. At September 30, 2010, there were 18,354 restricted shares remaining unvested with a weighted average grant date fair value of $8.33 per share of which 12,729 shares with a weighted average grant date fair value of $9.89 per share are expected to vest by December 31, 2010.
          As of September 30, 2010, total unrecognized stock-based compensation expense related to stock options and restricted stock was $3,125 and $156, respectively, which is expected to be recognized over a weighted average period of 1.9 years and 0.6 years, respectively.
Note 8 — Short and Long-Term Debt
          On March 2, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consists of senior secured credit facilities in the aggregate amount of $65,000, including a $57,000 revolving line of credit (the “Revolver”) and an $8,000 machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, are not to exceed the lesser of $57,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, the current LIBOR rate plus 3.5% (an effective rate of 3.91% as of September 30, 2010). The term loan bears interest at the Base Rate plus 2% or, at the Company’s election, the current LIBOR rate plus 4.25% (an effective rate of 4.59% as of September 30, 2010). Under the Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Agreement contains certain financial covenants, minimum fixed charge coverage ratios (beginning in the quarter ended September 30, 2010), and maximum capital expenditures covenants. Obligations under the Agreement are secured by substantially all of the Company’s assets other than real property. The proceeds of the Agreement are used for present and future acquisitions, working capital, and general corporate purposes.

          Listed below are the material debt covenants as prescribed by the Credit Agreement. As of September 30, 2010, the Company was in compliance with such covenants.
Fixed Charge Coverage Ratio — trailing twelve month period ended on September 30, 2010 must not be less than covenant.

Covenant	1:1 to 1:0
Actual	2.3 to 1:0
Year 2010 Capital Expenditures — Year 2010 annual capital expenditures must not exceed covenant.

Covenant	$6,500
Actual year to date	$4,308
          Upon the effectiveness of the Credit Agreement described above, the Company terminated the Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. dated July 3, 2007, as amended (the “Loan Agreement”) and repaid outstanding indebtedness under the Loan Agreement in the aggregate principal amount of approximately $13,478. The Company also terminated the Financing Agreement with Ableco Finance LLC (“Ableco”) dated July 3, 2007, as amended (the “Financing Agreement”) and repaid outstanding indebtedness under the Financing Agreement in the aggregate principal amount of approximately $30,630. Outstanding balances under the Loan Agreement and the Financing Agreement were paid with borrowings under the Credit Agreement and available cash. Unamortized deferred financing costs under the prior loan agreements of $2,107, the reclassification of $598 ($372 net of income taxes) in losses previously reported in other comprehensive income into earnings due to the termination of the interest rate swap contract and credit facility termination fees and other charges of $341 were expensed and reported in Financial and other income (expenses) as accelerated amortization and other costs related to refinance of senior debt for the nine months ended September 30, 2010.
          On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Holders”) which provided for the sale of $100 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of the Company’s common stock (“Note Shares”). The Notes are convertible to common stock at all times. The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Holders on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Holders will have the right to require the Company to redeem the Notes at par and (ii) an optional redemption right exercisable by the Company beginning on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.
          The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make-whole provisions upon a change of control, (iii) “weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make-whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversary of the date of issuance of the Notes whereby the Note Purchasers would receive the present value (using a 3.5% discount rate) of the interest they would have earned had their Notes so converted been outstanding from such forced conversion date through the sixth anniversaries of the date of issuance of the Notes, and (v) a debt incurrence covenant which limits the ability of the Company to incur debt, under certain circumstances.

          On April 23, 2009 and June 4, 2009, the Company entered into agreements with certain Note holders and retired an aggregate $18,390 in debt principal through the issuance of 3,708,906 shares of common stock. The transactions resulted in an aggregate gain on debt extinguishment of $5,024 during the second quarter of 2009.
          On August 26, 2010 the Company repurchased convertible notes totaling $500 for $375 using proceeds of the Revolver described above resulting in a gain of $101 net of unamortized warrant discount.
          As of September 30, 2010, and December 31, 2009, the outstanding balance on the Notes was $79,923 ( net of $1,187 in unamortized discount related to the original fair value of warrants issued with the Notes) and $80,374 (net of $1,237 unamortized discount), respectively.
          Aggregate annual maturities required on all debt outstanding as of September 30, 2010, are as follows:

Twelve months ending September 30:	Amount
2011	$11,176
2012	3,695
2013	29,696
2014	80,380
2015	309
Thereafter	910

$126,166

Note 9 — Stockholders’ Equity
          A reconciliation of the activity in Stockholders’ Equity accounts for the nine months ended September 30, 2010, is as follows:

				Other	Total
	Common	Additional	Accumulated	Comprehensive	Stockholders’
	Stock	Paid-in Capital	Deficit	Loss	Equity
Balance December 31, 2009	$46	$171,892	$(20,972)	$(709)	$150,257
Net income	—	—	12,425	—	12,425
Issuance of 18,861 shares of common stock in exchange for options exercised	—	74	—	—	74
Stock-based compensation expense	—	2,129	—	—	2,129
Termination of interest rate swap contract	—	—	—	372	372

Balance September 30, 2010	$46	$174,095	$(8,547)	$(337)	$165,257

     Comprehensive income for the three months ended September 30, 2010 was $4,493, comprised entirely of net income. Comprehensive income for the three months ended September 30, 2009 was $5,047, representing net income of $5,054, less the change in unrealized loss on interest rate swap of $7.
     Comprehensive income for the nine months ended September 30, 2010 was $12,797, representing net income of $12,425, plus the effect of the terminated interest rate swap contract of $372. Comprehensive income for the nine months ended September 30, 2009 was $2,577, representing net income of $2,591, plus the change in unrealized loss on interest rate swap of $14.

Note 10 — Statements of Cash Flows Information
          The following describes the Company’s noncash investing and financing activities:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Repayment of debt with new borrowings	$44,109	$—
Reduction of seller note payable on settlement of final working capital receivable	350	—
Trade-in allowances on new equipment purchases	504	—
Convertible notes exchanged for common stock	—	18,390
Issuance of common stock under make-whole agreement	—	289
          The Company paid $7,022 and $11,511 in cash for interest expense in the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, the Company made cash income tax payments of $4,639 and received cash refunds of $1,333. For the nine months ended September 30, 2009, the Company received cash income tax refunds of $9,336 and made cash income tax payments of $179
Note 11 — Earnings Per Share
          Basic earnings per share (“EPS”) is computed by dividing income from continuing operations by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of EPS for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations	$4,491	46,449,302	$0.10	$5,059	43,534,362	$0.12

Effect of Dilutive Securities
Common stock warrants	—	—		—	—
Stock options	—	—		—	—
Convertible notes	—	—		—	—

Diluted EPS
Income from continuing operations	$4,491	46,449,302	$0.10	$5,059	43,534,362	$0.12

          The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three months ended September 30, 2010, there were 2,197,669 options, 1,424,231 warrants and 5,815,344 shares issuable upon conversion of convertible notes were excluded in the computation of diluted EPS because their effect would have been anti-dilutive. For the three months ended September 30, 2009, 1,424,231 warrants, 1,337,835 options and 6,066,070 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations	$12,433	46,440,380	$0.27	$2,414	39,445,479	$0.06

Effect of Dilutive Securities
Common stock warrants	—	—		—	48,501
Stock options	—	—		—	8,033
Convertible notes	—	—		—	—

Diluted EPS
Income from continuing operations	$12,433	46,440,380	$0.27	$2,414	39,502,013	$0.06

          The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the nine months ended September 30, 2010, there were 2,026,455 options, 1,424,231 warrants and 5,824,610 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2009, 1,464,259 warrants, 1,424,231 options and 6,619,812 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.

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
          For the GSR site, as of September 30, 2010 and December 31, 2009, estimated remaining environmental remediation costs reported as a component of accrued expenses were approximately $979 and $1,021, respectively. Of the $979 accrued as of September 30, 2010, approximately $134 is reported as a current liability and the remaining $845 is estimated to be incurred and paid as follows: $126 from 2011 through 2013 and $719 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.
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
          Accrued expenses for environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs in the accompanying September 30, 2010 and December 31, 2009, balance sheets include approximately $414 and $816, respectively, applicable to all of GCR’s various outstanding remediation issues. Of the $414 accrued as of September 30, 2010, $85 is reported as a current liability and the remaining $329 is estimated to be incurred and paid as follows: $26 from 2011 through 2013 and $303 thereafter. The remaining $303 reported in long term liabilities represents an estimate of future monitoring and maintenance costs. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.
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
          The Company does not believe compliance with environmental regulations will have a material impact on earnings or its competitive position.

     Other Matters
          The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.
Note 13 — Segment Reporting
          The Company had two operating segments for the three and nine months ended September 30, 2010 and 2009. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the three and nine months ended September 30, 2010 and 2009, for these segments:

	Scrap Metal	Lead	Corporate
	Recycling	Fabricating	and Other	Consolidated
	Three months ended September 30, 2010
Revenues from external customers	$120,296	$16,660	$—	$136,956
Operating income (loss)	8,579	1,084	(99)	9,564

	Three months ended September 30, 2009
Revenues from external customers	$74,281	$17,199	$—	$91,480
Operating income (loss)	7,794	692	(740)	7,746

	Scrap Metal	Lead	Corporate
	Recycling	Fabricating	and Other	Consolidated
	Nine months ended September 30, 2010
Revenues from external customers	$366,540	$49,070	$—	$415,610
Operating income (loss)	29,866	680	(629)	29,917
Total assets	271,663	38,408	11,249	321,320

	Nine months ended September 30, 2009
Revenues from external customers	$157,187	$49,925	$—	$207,112
Operating income	7,469	2,228	1,026	10,723
Total assets	231,168	39,330	26,844	297,342
Note 14 — Income Taxes
          The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate of 41% for the three months ended September 30, 2010, differs from the blended statutory income tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation and amortization of certain intangibles.
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
          At September 30, 2010 and December 31, 2009, the estimated fair value of warrants outstanding on those dates was $2,067 and $3,289, respectively. The change in fair value of the Put Warrants resulted in income of $107 and $1,222 for the three and nine months ended September 30, 2010. The change in fair value of the Put Warrants for the previous year periods resulted in income of $449 for the three months ended September 30, 2009 and $2,184 in expense for the nine months ended September 30, 2009.
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
          Notes payable and long-term debt: The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities. The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The Notes are included in the balance sheet as of September 30, 2010 at $79,923 which is inclusive of unamortized discount of $1,187. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.
          Interest Rate Swap: The carrying amount was equal to fair value based upon quoted prices at December 31, 2009. No interest rate swaps were outstanding as of September 30, 2010.
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
          The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of :

	September 30, 2010
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$2,067	$2,067

	December 31, 2009
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$3,289	$3,289
Obligations under make-whole agreements	$1,204	—	$—	$1,204
Interest rate swaps	—	$880	—	$880
          Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
          Put Warrants: The put warrants are valued using the Black-Scholes method. The average value per outstanding warrant at September 30, 2010 is computed to be $1.46 using a discount rate of 0.96% and an average volatility factor of 92.8%. The average value per outstanding warrant at December 31, 2009 is computed to be $2.32 using a discount rate of 2.69% and an average volatility factor of 87.5%.
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

          A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
	Put Warrants	Put Warrants
Beginning balance	$2,174	$3,289
Total (gains) or losses (realized/unrealized) included in earnings	(107)	(1,222)

Ending balance	$2,067	$2,067

The amount of gain for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$107	$1,222

	Three months ended September 30, 2009			Nine months ended September 30, 2009
		Obligation under			Obligation under
		make-whole			make-whole
	Put Warrants	agreements	Total	Put Warrants	agreements	Total
Beginning balance	$3,046	$1,050	$4,096	$412	$3,546	$3,958
Purchases, issuances, and settlements	—	—	—	—	—	—
Total (gains) or losses (realized/unrealized)
Included in earnings	(450)	(163)	(613)	2,184	(763)	1,421
Included in other comprehensive income	—	—	—	—	—	—
Payments, conversions, redemptions and additional issued shares	—	(439)	(439)	—	(2,335)	(2,335)

Ending balance	$2,596	$448	$3,044	$2,596	$448	$3,044

The amount of total (gains) or losses included in earnings for the period attributable to the change in unrealized gains or losses relating to financial instruments still held at the reporting date	$(450)	$(163)	$(613)	$2,184	$(763)	$1,421

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
     General
          We operate in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of September 30, 2010 included twenty-four scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, and Syracuse, New York, Akron, Youngstown and Warren, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.
     Overview of Quarterly Results
          The following items represent a summary of financial information for the three months ended September 30, 2010 compared with the three months ended September 30, 2009.
•	Sales increased to $137.0 million, compared to $91.5 million.

•	Operating income increased to $9.6 million, compared to operating income of $7.7 million.

•	Net income of $4.5 million, compared to a net income of $5.1 million.

•	Net income of $0.10 per diluted share, compared to a net income of $0.12 per diluted share.
          The following items represent a summary of financial information for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.
•	Sales increased to $415.6 million, compared to $207.1 million.

•	Operating income increased to $29.9 million, compared to operating income of $10.7 million.

•	Net income of $12.4 million, compared to net income of $2.6 million.

•	Net income of $0.27 per common and diluted share, compared to a net income of $0.07 per common and diluted share.
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
          Accounts Receivable and Allowance for Uncollectible Accounts Receivable
          Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $1.1 million at September 30, 2010 and $1.2 million at December 31, 2009, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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

          For purposes of this testing, the Company has determined that it has these six reporting units: Lead Fabricating, New York Scrap Recycling, Pittsburgh Scrap Recycling, Akron Scrap Recycling, Newark PGM Recycling and Texas PGM Recycling.
          In determining the carrying value of each reporting unit, management allocates net deferred income taxes and certain corporate maintained liabilities specifically allocable to each reporting unit to the net operating assets of each reporting unit. The carrying amount is further reduced by any impairment charges made to other indefinite lived intangibles of a reporting unit.
          Since market prices for the Company’s reporting units are not readily available, the Company makes various estimates and assumptions in determining the estimated fair values of the reporting units. The Company estimates the fair value of the reporting units using an income approach based on the present value of expected future cash flows utilizing a risk adjusted discount rate of 20%. The discount rate represents the weighted average cost of capital which is reflective of a market participant’s view of fair value given current market conditions, expected rate of return, capital structure, debt costs, market volatility, peer company comparisons and equity risk premium and is believed to adequately reflect the overall inherent risk and uncertainty involved in the operations and industry of the reporting units. Forecasts of future cash flows are based on management’s best estimates of future sales, operating and overhead costs, and general market conditions. To estimate the cash flows that extend beyond the final year of the discounted cash flow model, the Company employs a terminal value technique, whereby the Company uses estimated operating cash flows minus capital expenditures and adjusts for changes in working capital requirements in the final year of the model, then discounts it by a weighted average cost of capital minus a perpetual growth rate to establish the terminal value. The Company includes the present value of each reporting unit’s terminal value in the fair value estimate for each reporting unit.
          At December 31, 2009, the Company performed its annual impairment testing. As of that date, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required. Through September 30, 2010, no indicators of impairment were identified. At September 30, 2010 and December 31, 2009, the Company’s market capitalization was in excess of its reported book value by $12.7 million and $78.2 million respectively.
          Valuation of Intangible and other Long-lived Assets
          The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment at least annually by comparing the carrying value of the intangible asset to the projected discounted cash flows produced from the intangible asset. Such estimated cash flows are subject to similar management estimates and assumptions about future performance as those used in evaluating the fair value of the Company’s reporting units. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment.
          The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. The carrying value of the asset (or asset group) is compared to the estimated undiscounted cash flows attributable to the asset (or asset group) and, if the carrying value is higher, an impairment is recognized for the excess carrying value above the estimated fair value of the asset (or asset group). Fair value is typically determined by discounting estimated cash flows using an appropriate risk-adjusted discount rate. To the extent actual useful lives of our intangible assets are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. Through September 30, 2010, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.
          Stock-based Compensation
          Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably on a straight-line basis over the option vesting period for those options expected to vest. The Black-Scholes option-pricing model requires various judgmental assumptions including expected volatility and expected option life. These factors are determined at the date of each individual or group grant. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future.

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
RESULTS OF OPERATIONS
     The Company is divided into two industry segments: Scrap Metal Recycling, which includes three general product categories, — ferrous, non-ferrous and platinum group metals, and Lead Fabricating.
     The following table sets forth information regarding revenues in each segment

	Revenues
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009			September 30, 2010			September 30, 2009
	($s, and weights in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	119.7	$43,483	31.7	105.3	$28,307	30.9	350.0	$129,347	31.1	246.1	$60,305	29.1
Non-ferrous metals (lbs.)	36,636	43,798	32.0	27,305	26,849	29.4	108,751	121,645	29.3	68,313	57,805	27.9
Platinum group metals (troy oz.)	31.4	33,015	24.1	23.9	19,125	20.9	108.0	115,548	27.8	50.3	39,077	18.9

Total Scrap Metal Recycling		120,296	87.8		74,281	81.2		366,540	88.2		157,187	75.9

Lead Fabricating (lbs.)	12,524	16,660	12.2	14,699	17,199	18.8	35,121	49,070	11.8	49,301	49,925	24.1

Total Revenue		$136,956	100.0		$91,480	100.0		$415,610	100.0		$207,112	100.0

     The corresponding weight of platinum group metals sold for the quarter ended December 31, 2009 was 36.2 thousand troy ounces.
     The following table sets forth information regarding our average selling prices for the past seven quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

			Average
	Average	Average	PGM	Average
	Ferrous	Non-Ferrous	Price per troy oz.	Lead
For the quarter ended:	Price per ton	Price per lb.	(1)	Price per lb.
September 30, 2010	$363	$1.20	$986	$1.33
June 30, 2010	$392	$1.11	$1,122	$1.42
March 31, 2010	$357	$1.05	$966	$1.46
December 31, 2009	$292	$0.92	$801	$1.39
September 30, 2009	$269	$0.98	$707	$1.17
June 30, 2009	$205	$0.83	$661	$0.94
March 31, 2009	$252	$0.68	$571	$0.95

(1)	Average PGM prices are comprised of combined troy ounces of Platinum, Palladium and Rhodium.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Consolidated net sales increased by $45.5 million, or 49.7%, to $137.0 million for the three months ended September 30, 2010 compared to consolidated net sales of $91.5 million for the three months ended September 30, 2009. Acquisitions added $9.9 million to consolidated net sales for the three months ended September 30, 2010. Excluding acquisitions, the increase in consolidated net sales is due to higher selling volumes amounting to $4.8 million and higher average metal selling prices representing $30.8 million.
Scrap Metal Recycling
Ferrous Sales
     Ferrous revenues increased by $15.2 million, or 53.7%, to $43.5 million for the three months ended September 30, 2010, compared to $28.3 million for the three months ended September 30, 2009. Acquisitions added $6.5 million to ferrous sales for the three months ended September 30, 2010. Excluding acquisitions, the increase in ferrous revenues was attributable to an increase in average selling prices totaling $9.8 million but was offset by $1.1 million due to lower volume sold. The average selling price for ferrous products was approximately $363 per ton for the three months ended September 30, 2010 compared to $269 per ton for the three months ended September 30, 2009.
Non-Ferrous Sales
     Non-ferrous sales increased by $17.0 million, or 63.4%, to $43.8 million for the three months ended September 30, 2010, compared to $26.8 million for the three months ended September 30, 2009. Acquisitions added $3.4 million to non-ferrous sales for the three months ended September 30, 2010. Excluding acquisitions, the increase in non-ferrous sales was due to higher sales volumes amounting to $5.4 million and higher average selling prices totaling $8.2 million. The average selling price for non-ferrous products was approximately $1.20 per pound for the three months ended September 30, 2010 compared to $.98 per pound for the three months ended September 30, 2009, an increase of approximately 22.4%.
Platinum Group Metals
     Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals, platinum, palladium, and rhodium. PGM sales increased $13.9 million, or 72.8%, to $33.0 million for the three months ended September 30, 2010, compared to $19.1 million for the three months ended September 30, 2009. The increase in PGM sales was due to higher sales volumes amounting to $3.1 million and higher selling prices totaling $10.8 million. The average combined selling price for PGM metal was approximately $986 per troy ounce for the three months ended September 30, 2010 compared to $707 per troy ounce for the three months ended September 30, 2009, an increase of approximately 39.5%.
Lead Fabricating
     Lead fabricating revenues decreased by $539,000, or 3.1%, to $16.7 million for the three months ended September 30, 2010 compared to $17.2 million for the three months ended September 30, 2009. The decrease was attributable to a decrease in volume sold amounting to 2.2 million pounds, or $2.5 million offset by higher average selling prices of approximately $2.0 million. The average selling price for finished lead products was $1.33 per pound for the three months ended September 30, 2010 compared to $1.17 per pound for the three months ended September 30, 2009.
Operating Expenses
     Consolidated operating expenses increased by $45.2 million, or 61.9%, to $118.2 million for the three months ended September 30, 2010 compared to $73.0 million for the three months ended September 30, 2009. Acquisitions added $9.3 million to operating expenses for the three months ended September 30, 2010. Excluding acquisitions, operating expenses increased by $35.9 million. The increase in operating expenses was due to a $33.2 million increase in the cost of purchased metals due to higher sales volumes and commodity prices and a $2.7 million increase in other operating expenses. These operating expense changes include increases in the following costs: wages and benefits of $1.2 million, freight costs of $684,000, vehicle and equipment maintenance of $575,000 and other operating costs of $170,000.
Selling, General, and Administrative
     Consolidated selling, general, and administrative expenses decreased $1.3 million to $6.3 million, or 4.6% of revenues, for the three months ended September 30, 2010, compared to $7.6 million, or 8.3% of revenues, for the three months ended September 30, 2009. Acquisitions added $212,000 to selling, general and administrative expenses for the three months ended September 30, 2010. Excluding acquisitions, selling, general and administrative expenses decreased by $1.5 million. The decrease in selling, general and administrative expenses include reductions in professional and consulting expenses of $1.1 million and a decrease in wages and benefits of $445,000.
Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased by $276,000 to $3.5 million, or 2.5% of revenues, for the three months ended September 30, 2010 compared to $3.2 million, or 3.5% of revenues for the three months ended September 30, 2009. Acquisitions added $154,000 to depreciation and amortization expense for the three months ended September 30, 2010. Excluding acquisitions, depreciation and amortization expense increased by $122,000.
Operating Income
     Consolidated operating income for the three months ended September 30, 2010 increased by $1.9 million or 24.7% to $9.6 million compared to $7.7 million for three months ended September 30, 2009 and is a result of the factors discussed above.
Financial and Other Income(Expense)
     Interest expense was $2.2 million for the three months ended September 30, 2010 compared to $3.5 million for the three months ended September 30, 2009. The $1.3 million decrease in interest expense was attributable to lower outstanding debt balances as well as lower interest rates on a majority of our outstanding debt. In April and June 2009, $18.4 million of debt was extinguished by its conversion into equity and in August 2009, the Company used $18.8 million of proceeds from an equity offering to pay down other debt. In March 2010, the Company refinanced a substantial portion of its debt at reduced interest rates.
     The three months ended September 30, 2009 includes $297,000 for our share of Beacon Energy Holdings Inc.’s (“Beacon”) loss for the period. The carrying value of the investment in Beacon was reduced to $0 at December 31, 2009.
     The Company’s outstanding warrants are accounted for as liabilities and are adjusted to current fair value at each balance sheet date. These adjustments resulted in other income for the three months ended September 30, 2010, of $107,000 and $450,000 for the three months ended September 30, 2009. The three months ended September 30, 2009 also included income of $163,000 to adjust a make-whole agreement liability to its fair value.
     The three months ended September 30, 2010 includes a gain of $101, net of amortized issue costs, for the repurchase, in cash, of $500 in convertible notes. For the three months ended September 30, 2009, the Company recorded a $3.0 million gain on the Convertible Note exchanges entered into with certain holders of the Company’s 7% convertible notes.
Income Taxes
     For the three months ended September 30, 2010, the Company recognized income tax expense of $3.1 million, resulting in an effective tax rate of 41%. For the three months ended September 30, 2009, the Company recognized income tax expense of $2.3 million, resulting in an effective tax rate of 31%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective tax rate differs from our blended statutory tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation and amortization of certain intangibles.
Discontinued Operations
     The Company continues to incur environmental monitoring costs of its former secondary lead smelting and refining plant in College Grove, Tennessee plant and a secondary lead smelting operation based in Tampa, Florida. The Company incurred nominal amounts for environmental remediation costs, site maintenance and monitoring.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Consolidated net revenues increased by $208.5 million, or 100.7%, to $415.6 million for the nine months ended September 30, 2010 compared to consolidated net revenues of $207.1 million for the nine months ended September 30, 2009. Acquisitions added $32.4 million to consolidated net revenues for the nine months ended September 30, 2010. Excluding acquisitions, the Company reported a $176.1 million increase in consolidated net revenues due to higher selling volumes amounting to $53.5 million and higher average metal selling prices representing $122.6 million.
Scrap Metal Recycling
Ferrous Revenues
     Ferrous revenues increased by $69.0 million, or 114.4%, to $129.3 million for the nine months ended September 30, 2010, compared to $60.3 million for the nine months ended September 30, 2009. Acquisitions added $23.0 million to ferrous revenues for the nine months ended September 30, 2010. Excluding acquisitions, the remaining $46.0 million increase in ferrous revenues was attributable to higher average selling prices amounting to $36.0 million and 41.1 more tons sold totaling $10.0 million. The average selling price for ferrous products was approximately $370 per ton for the nine months ended September 30, 2010 compared to $245 per ton for the nine months ended September 30, 2009.
Non-Ferrous Revenues
     Non-ferrous revenues increased by $63.8 million, or 110.4%, to $121.6 million for the nine months ended September 30, 2010, compared to $57.8 million for the nine months ended September 30, 2009. Acquisitions added $9.4 million to nonferrous revenues for the nine months ended September 30, 2010. Excluding acquisitions, non-ferrous revenues increased $54.4 million due to higher selling volumes amounting to $25.5 million and higher average selling prices totaling $28.9 million. The average selling price for non-ferrous products was $1.12 per pound for the nine months ended September 30, 2010 compared to $.85 per pound for the nine months ended September 30, 2009 an increase of approximately 31.8%.
Platinum Group Metals
     Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals — platinum, palladium, and rhodium. PGM sales increased $76.4 million, or 195.4%, to $115.5 million for the nine months ended September 30, 2010, compared to $39.1 million for the nine months ended September 30, 2009. The increase in PGM sales was due to higher sales volumes amounting to $32.4 million and higher selling prices totaling $44.0 million both resulting from the increase in global auto automobile manufacturing. The average combined selling price for PGM metal was approximately $1,013 per troy ounce for the nine months ended September 30, 2010 compared to $662 per troy ounce for the nine months ended September 30, 2009, an increase of approximately 53.0%.
Lead Fabricating
     Lead fabricating revenues decreased by $855,000, or 1.7%, to $49.1 million for the nine months ended September 30, 2010 compared to $49.9 million for the nine months ended September 30, 2009. The decrease was attributable to lower volume sold amounting to $14.5 million offset by an increase in average selling prices amounting to $13.6 million. The average selling price for finished lead products was approximately $1.40 per pound for the nine months ended September 30, 2010 compared to $1.01 per pound for the nine months ended September 30, 2009.
Operating Expenses
     Consolidated operating expenses increased by $188.9 million, or 112.9%, to $356.2 million for the nine months ended September 30, 2010 compared to $167.3 million for the nine months ended September 30, 2009. Acquisitions added $31.6 million to operating expenses for the nine months ended September 30, 2010. Excluding acquisitions, operating expenses increased by $157.3 million due to a $150.4 million increase in the cost of purchased metals and a $6.9 million increase in other operating expenses. These operating expense increases include increases in the following costs: wages and benefits of $3.2 million, vehicle and equipment maintenance of $2.2 million, freight charges of $1.7 million, production and fabricating supplies of $271,000. These costs were offset by a reduction in other miscellaneous operating costs of $505,000.

Selling, General, and Administrative
     Consolidated selling, general, and administrative expenses increased $653,000 to $19.9 million, or 4.8% of revenues, for the nine months ended September 30, 2010, compared to $19.3 million, or 9.3% of revenues, for the nine months ended September 30, 2009. Acquisitions added $743,000 to selling, general, and administrative expenses for the nine months ended September 30, 2010. Excluding acquisitions, selling, general and administrative expenses decreased by $90,000 which include increases in wages and benefits of $1.4 million, franchise and other taxes of $280,000, advertising and promotional costs of $164,000 and other selling, general and administrative costs of $300,000. These expenses were offset by reductions in professional and consulting expenses of $2.0 million and insurance costs of $226,000.
Depreciation and Amortization
     Consolidated depreciation and amortization increased by $318,000 to $10.1 million, or 2.4% of revenues, for the nine months ended September 30, 2010 compared to $9.8 million, or 4.7% of revenues, for the nine months ended September 30, 2009. Acquisitions added $461,000 to depreciation and amortization expense for the nine months ended September 30, 2010. Excluding acquisitions, depreciation and amortization decreased by $143,000.
Operating Income
     Consolidated operating income for nine months ended September 30, 2010 increased by $19.2 million or 179.4% to $29.9 million for the nine months ended September 30, 2010 compared to $10.7 million for nine months ended September 30, 2009 and is a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $7.5 million for the nine months ended September 30, 2010 compared to $12.3 million for the nine months ended September 30, 2009. The $4.8 million decrease in interest expense was attributable to lower average outstanding debt balances as well as lower interest rates on a majority of our outstanding debt. In April and June 2009, $18.4 million of debt was extinguished by its conversion into equity and in August 2009, the Company used $18.8 million of proceeds from an equity offering to pay down other debt. In March 2010, the Company refinanced a substantial portion of its debt at reduced interest rates.
     Other expense for the nine months ended September 30, 2010 includes $3.0 million in charges related to the refinancing of our senior credit facilities. The items comprising this amount include the write off of $2.1 million of unamortized deferred financing costs related to our prior credit facilities and $939,000 of costs related to the termination of an interest rate swap agreement related to those prior facilities. The nine months ended September 30, 2009 include a $542,000 write off of unamortized deferred financing costs resulting from an amendment to the prior credit facility with Wells Fargo Foothill.
     Other expense for the nine months ended September 30, 2009 also includes $1.0 million for our share of Beacon Energy Holdings, Inc.’s (“Beacon”) loss for the period. The carrying value of the investment in Beacon was reduced to $0 at December 31, 2009.
     The Company’s outstanding warrants are accounted for as liabilities and are adjusted to current fair value at each balance sheet date. These adjustments resulted in other income for the nine months ended September 30, 2010 of $1.2 million and other expense of $2.2 million for the nine months ended September 30, 2009. The 2009 expense was offset by income of $763,000 to adjust a make-whole agreement liability to its fair value. Additionally, in the nine months ended September 30, 2009, the Company recorded other income of $8.1 million related to the extinguishment of debt.
     The nine months ended September 30, 2010 includes a gain of $101, net of amortized issue costs, for the repurchase, in cash, of $500 in convertible notes. For the nine months ended September 30, 2009, the Company recorded an $8.1 million gain on the Convertible Note exchanges entered into with certain holders of the Company’s 7% convertible notes.

Income Taxes
     For the nine months ended September 30, 2010, the Company recognized an income tax expense of $8.2 million, resulting in an effective tax rate of 40%. For the nine months ended September 30, 2009, the Company recognized income tax expense of $1.3 million, resulting in an effective tax benefit rate of 34%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective tax rate can differ from our blended statutory tax rate due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation and amortization of certain intangibles.
Discontinued Operations
     The Company continues to incur environmental monitoring costs of its former secondary lead smelting and refining plant in College Grove, Tennessee plant and a secondary lead smelting operation based in Tampa, Florida. The Company incurred nominal amounts for environmental remediation costs, site maintenance and monitoring.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the nine months ended September 30, 2010, we used $5.1 million of cash for operating activities compared to using $22.8 million of operating cash for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the Company’s net income of $12.4 million and non-cash items of depreciation and amortization of $10.9 million and other non-cash items of $2.3 million was offset by a $30.8 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $28.5 million and an increase in inventory of $8.6 million. These items were offset by a $1.7 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities and a $4.6 million decrease in income tax receivables, prepaid expenses and other current assets. The increase in prepaid expenses includes a $900,000 increase in unsecured vendor advances. Vendor advances as of September 30, 2010 totaled $1.8 million net of a $333,000 reserve for losses. For the nine months ended September 30, 2009, operating cash generated by net income of $2.6 million, depreciation and amortization of $10.9 million, adjustments to the fair value of financial instruments of $1.4 million, stock-based compensation of $1.8 million, our share of the equity in the net loss of Beacon of $1.0 million, changes in deferred income taxes of $939,000 and other non cash adjustments of $81,000 were offset by the gain on the convertible note exchange of $8.1 million and a $33.6 million change in working capital components. The $33.6 million change in working capital components include an increase in accounts receivable of $18.7 million, an increase in inventories of $9.3 million and a decrease in accounts payable, accrued expenses and income taxes payable of $14.6 million. These items were offset by a $9.0 million decrease in prepaid expenses and other current assets.
     We used $4.1 million in cash for investing activities during the nine months ended September 30, 2010 compared to using $1.4 million in cash for investing activities during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we purchased $4.3 million in equipment and capital improvements and incurred changes in other assets of $384,000 which was offset by $617,000 in proceeds from the sale of capital equipment. During the nine months ended September 30, 2009, we purchased $1.6 million in equipment and capital improvements and incurred changes in other assets of $29,000. These items were offset by $219,000 in proceeds from the sale of equipment.
     During the nine months ended September 30, 2010, we generated $8.6 million of net cash from financing activities compared to using $26.4 million of net cash during the nine months ended September 30, 2009. For the nine months ended September 30, 2010, total new borrowings were $9.1 million and net borrowings under our revolving credit facility amounted to $4.1 million. These borrowings were offset by debt repayments of $3.4 million and the payment of $1.3 million in debt issue costs related to agreement entered into with JPMChase. We also received $74,000 in proceeds from the exercise of stock options. During the nine months ended September 30, 2009, we repaid $50.2 million of debt and paid $1.1 million in debt issue costs related to amendments made to existing credit agreements. These amounts were offset by $24.8 million in net proceeds received from the sale of 6,000,000 shares of common stock, $45,000 in new debt used to purchase equipment and $13,000 in proceeds received on exercised options and warrants.

     On March 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consists of senior secured credit facilities in the aggregate amount of $65,000, including a $57,000 revolving line of credit (the “Revolver”) and an $8,000 machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, are not to exceed the lesser of $57,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at our election, the current LIBOR rate plus 3.5% (an effective rate of 3.91% as of September 30, 2010). The term loan bears interest at the Base Rate plus 2% or, at our election, the current LIBOR rate plus 4.25% (an effective rate of 4.59% as of September 30, 2010). Under the Agreement, we are subject to certain operating covenants and are restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Agreement contains certain financial covenants, including minimum EBITDA, minimum fixed charge coverage ratios, and maximum capital expenditures covenants. Obligations under the Agreement are secured by substantially all of the Company’s assets other than real property. The proceeds of the Agreement are used for present and future acquisitions, working capital, and general corporate purposes.
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
     As of September 30, 2010, we had approximately $20.3 million of borrowing availability under the Credit Agreement.
     On April 23, 2008, we entered into a Securities Purchase Agreement with accredited investors (“Note Holders”) which provided for the sale of $100.0 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of our common stock (“Note Shares”). The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Holders on the sixth, eighth and twelfth anniversaries of the date of issuance of the Notes, whereby each Note Holder will have the right to require the Company to redeem the Notes at par and (ii) an optional redemption right exercisable by the Company beginning on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.
     On April 23, 2009 and June 4, 2009, we entered into agreements with certain Note holders and retired an aggregate $18.4 million in debt principal through the issuance of 3,708,906 shares of common stock. The transactions resulted in an aggregate gain on debt extinguishment of $5.0 million during the second quarter of 2009. As of September 30, 2010, the outstanding balance on the Notes was $79.9 million (net of $1.2 million in unamortized discount related to the original fair value warrants issued with the Notes).

     The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make-whole provisions upon a change of control, (iii) “weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make-whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversaries of the date of issuance of the Notes whereby the Note Purchasers would receive the present value (using a 3.5% discount rate) of the interest they would have earned had their Notes so converted been outstanding from such forced conversion date through the sixth anniversary of the date of issuance of the Notes, and (v) a debt incurrence covenant which limits our ability to incur debt under certain circumstances.
Future Capital Requirements
     As of September 30, 2010, we had $4.3 million in cash and cash equivalents, availability under the Credit Agreement of $20.3 million and total working capital of $99.5 million. As of September 30, 2010, our current liabilities totaled $34.4 million. We expect to fund our current working capital needs, interest payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Credit Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets to restructure current debt and for possible acquisitions.
     Historically, the Company has entered into negotiations with its lenders when it was reasonably concerned about potential breaches prior to the occurrences of covenant defaults. Under previous lending agreements, the Company has renegotiated principal payments, interest rates and fees as well as the requisite performance levels under the covenants. A breach of any of the covenants contained in the lending agreements could result in default under such agreements. In the event of a default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require the Company to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts borrowed by the Company, together with accrued interest, to be due and payable. In the event that this occurs, the Company may be unable to make all such accelerated payments, which could have a material adverse impact on its financial position and operating performance.
     Our ability to meet long-term liquidity requirements is subject to favorable conditions in the domestic and global economy and in the markets in which we operate and in the markets where we would seek to obtain additional debt and/or equity financing. If necessary, the Company could use its existing cash balances or attempt to access equity and debt markets or to obtain new financing arrangements with new lenders or investors as alternative funding sources to restructure current debt. Any issuance of new equity could dilute current shareholders. Any new debt financing could be on terms less favorable than those of our existing financing and could subject us to new and additional covenants. Decisions by lenders and investors to enter into such transactions with the Company would depend upon a number of factors, such as the Company’s historical and projected financial performance, compliance with the terms of its current or future credit agreements, industry and market trends, internal policies of prospective lenders and investors, and the availability of capital. No assurance can be had that the Company would be successful in obtaining funds from alternative sources.
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
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2010, $41.4 million of our outstanding debt consisted of variable rate borrowings under our senior secured credit facility with JPMChase Bank and other lenders. Borrowings under the credit facility bear interest at either the prime rate of interest plus a margin or

LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $414,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of September 30, 2010.
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
Common stock market price risk
     We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of September 30, 2010, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $858,000.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Vendor advances consist principally of unsecured advances to suppliers for purchase of catalytic converters for recycling. These advances are necessary in order to maintain the supply line of catalytic converters. Management works diligently to monitor such advances. As of September 30, 2010, advances to vendors totaled $2.1 million, and were reduced by an allowance of $333,000 for uncollectible advances. Net advances of $1.8 million are reported in prepaid and other current assets in the consolidated balance sheet as of September 30, 2010. A significant downturn in the price of platinum group metals could result in the loss of a significant portion of these advances and have a negative impact to our operating results.
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

METALICO, INC. (Registrant)
Date: October 29, 2010	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: October 29, 2010	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)