Form 10-K
period 2010-12-31
METALICO INC
filed 2011-03-15
CIK 1048685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was $153,670,458.

Number of shares of Common stock, par value $.001, outstanding as of March 10, 2011: 47,368,641

DOCUMENTS INCORPORATED BY REFERENCE
NONE

METALICO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

Metalico, Inc. (referred to in this 10-K Report as “the Company,” “Metalico,” “we,” “us,” “our,” and similar terms) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of December 31, 2010 included twenty-four scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Ithaca, Lackawanna, and Syracuse, New York; Akron, Youngstown and Warren, Ohio; Newark, New Jersey; Buda and Dallas, Texas; Gulfport, Mississippi; Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania; and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama; Healdsburg and Ontario, California; and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

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

We continue to be one of the largest full-service metal recyclers in Central and Western New York, with eleven recycling facilities located in that regional market. We continued the expansion of our regional markets in January 2011 by acquiring Goodman Services, Inc., a full service scrap metal recycler based in Bradford, Pennsylvania with additional operations in Jamestown, New York and Canton, Ohio. We purchased scrap processing facilities in Youngstown and Warren, Ohio in December 2009. These acquisitions complement our platforms in Pittsburgh, Pennsylvania, Akron, Ohio and Buffalo and Rochester, New York.

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

Our platform scrap facilities in New York, Ohio and Western Pennsylvania have ready access to highway and rail transportation, a critical factor in our business. In the Pittsburgh market, we have waterfront access with barge loading and unloading capabilities. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we manufacture de-oxidizing aluminum (“de-ox”), a form of alloyed aluminum, for the steel industry. In May 2007, we acquired Tranzact Corporation, a recycler of molybdenum, tantalum and tungsten scrap located in Quarryville, Pennsylvania. In July 2007, we acquired a majority interest in Totalcat Group, Inc., a recycler and manufacturer of catalytic devices from which we obtain platinum, palladium and rhodium, headquartered in Newark, New Jersey. In January 2008, we acquired the assets of American CatCon, another recycler of catalytic devices, in Buda and Dallas, Texas, and Gulfport, Mississippi. In May 2008, we acquired Neville Metals, Assad Iron and Metals, Inc., Neville Recycling LLC and Platt Properties, LLC, an affiliated group of scrap metal recycling operations headquartered in Western Pennsylvania with a satellite yard in Colliers, West Virginia. These acquisitions have demonstrated our strategy of diversifying our metal mix, which we believe mitigates our exposure to volatile commodity prices.

Our metal recycling business has collection and processing facilities in the following locations as of the date of this filing:

Location	Number of Facilities

Buffalo, New York	2
Niagara Falls, New York	1
Lackawanna, New York (Hamburg)	1
Rochester, New York	3
Syracuse, New York	1
Jamestown, New York*	1
Ithaca, New York (50% joint venture)	1
Newark, New Jersey	1
Akron, Ohio	1
Youngstown, Ohio	1
Warren, Ohio	1
Quarryville, Pennsylvania	1
West Chester, Pennsylvania	1
Pittsburgh/Western Pennsylvania	5
Bradford, Pennsylvania*	1
Colliers, West Virginia	1
Buda, Texas	1
Dallas, Texas	1
Gulfport, Mississippi	1

*	added with purchase of Goodman Services, Inc. on January 31, 2011

Ferrous Scrap Industry.  Our ferrous (iron-based) products primarily include sheared and bundled scrap metal and other scrap metal, such as turnings and busheling and broken cast iron. We, and others in our industry, anticipate that in the long-term, the demand for recycled ferrous metals will increase due to the continuing transformation of the world’s steel producers from virgin iron ore-based blast furnaces to newer, technologically advanced electric arc furnace mini-mills. The electric arc furnace process, which primarily uses recycled metal compared with the traditional steel-making process that uses significantly less recycled metal, is more environmentally sound and energy efficient. By recycling steel, scarce natural resources are preserved and the need to disrupt the environment with the mining of virgin iron ore is reduced. Further, when recycled metal is used instead of iron ore for new steel production, air and water pollution generated by the production process decreases and energy demand is reduced.

Non-Ferrous Scrap Industry.  We also sort, process and package non-ferrous metals, which include aluminum, copper, stainless steel, brass, nickel-based alloys and high-temperature alloys, using similar techniques and through application of our technologies. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher unit selling prices of non-ferrous metals, which justify the cost of shipping over greater distances. Non-ferrous scrap is sold under multi-load commitments or on a single-load spot basis, either mill-direct or through brokers, to intermediate or end-users which include smelters, foundries and aluminum sheet and ingot manufacturers. Secondary smelters, utilizing processed non-ferrous scrap as raw material, can produce non-ferrous metals at a lower cost than primary smelters producing such metals from ore. This is due to the significant savings in energy consumption, environmental compliance and labor costs enjoyed by the secondary smelters. These cost advantages, and the long lead-time necessary to construct new non-ferrous primary smelting facilities, have generally resulted in sustained demand and strong prices for processed non-ferrous scrap during periods of high demand for finished non-ferrous metal products.

Platinum Group Metal Scrap Industry.  We recycle the platinum group metals (“PGMs”), platinum, palladium, and rhodium from the substrate material retrieved from the recycling of catalytic converters. The scrap catalytic device collection market is highly fragmented and characterized by a large number of suppliers dealing with a wide range of volumes. Converters for recycling are obtained from networks of auto dismantlers, scrap yards, parts dealers and manufacturers. The supply chain network has tended to develop regionally because the economics of collecting and distributing scrap converters to recyclers requires transportation from local scrap yards, often in small batches. Effective procurement is a key competitive strength and a significant barrier to entry as it requires significant knowledge and experience about the PGM loadings in different types of catalytic devices. The purchase price for converters is determined on the basis of PGM market prices and internal estimates of the amount of PGMs in each converter purchased. Once purchased, the converters are sorted and cut and the substrate material is removed and shipped to third-party processors which remove the PGMs from the substrate material by means of chemical and mechanical processes. We use forward sales contracts with these substrate processors to hedge against volatile metal prices.

Lead Fabricating

Through four physical operations located in three states, we consume approximately 45 to 50 million pounds of lead metal per year that are utilized in more than one hundred different base products. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding for pharmaceutical and power generation, electronic solders, ammunition, automotive, Department of Defense contractors, and others.

Our Lead Fabricating segment has facilities in the following locations:

Birmingham, Alabama

Granite City, Illinois

Healdsburg, California

Ontario, California

Our sales are concentrated within five main product lines: sheet lead, shot, extruded strip lead, machined lead parts and cast lead. Sheet lead is produced in various sizes, thicknesses, and alloys based upon customer requirements. Sheets are rolled to various thicknesses, cut to customer specifications and shipped to roof flashing manufacturers, fabricators of radiation shielding, sound attenuation and roofing contractors, and other users. Shot is produced and sold nationwide primarily to the recreational re-load market under the Lawrence and West Coast Shot brands. We also sell shot to cartridge manufacturers and industrial consumers. Shot is produced in several lead alloys and sizes. Strip lead is produced in rolls of various widths and lengths. Strip lead is used primarily in the roofing industry. Cast lead is typically sold in pig, ingot, brick and rectangular form. Extruded wire and bar are used in plumbing applications, stained glass production, the electronics industry and the radiation shielding industry. Extruded pipe is used in the plumbing and roofing industries. Extruded products are available in flats, rounds, stars, pipe and custom designed configurations. Other lead products include roof flashings, lead wool, anodes and babbitt. Machined lead parts are sold into a variety of industries and consumers.

Business Strategies

Our core business strategy is to grow our scrap metal recycling business through acquisitions in existing, contiguous and new markets, and enhance our position as a high quality producer of recycled metal products through investments in state-of-the-art equipment and to improve operational density. Scrap metal recycling represented approximately 88.2% and 78.6% of our revenues for the years ended December 31, 2010 and 2009, respectively. Our ferrous and non-ferrous scrap metal recycling operations are the leading processors in their local markets. We intend to continue focusing on increasing our position as one of the largest recycled metals processors in our existing regional markets and exploring growth opportunities in contiguous and new geographic markets.

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

Metalico has grown its lead fabricating business to be the largest non-battery lead fabricator in the U.S. This business does not typically require significant capital expenditures. We intend to improve cash flows and expand our market share in this business primarily by continued focus on operating efficiencies. We continually seek to reduce our largest operating expense, which is our raw material cost, by increasing the number of our suppliers of scrap and refined lead and reduce operating costs through further automation where appropriate. We intend to reduce our other operating and administrative costs through continued integration and further automation of the work flow process at our Alabama and Illinois facilities. In addition, we intend to grow this business through increased sales and marketing efforts.

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

Expand scrap metal recycling.  In February 2011, we purchased 44-acres of property in the Buffalo, New York area and announced plans to construct an indoor, heavy-duty 80104 Metal Shredder capable of processing 100 to 120 tons of shredded scrap per hour. The new facility is expected to be operational by the end of 2011. In January 2011, we acquired Goodman Services, Inc. with scrap processing facilities in Bradford, PA and Jamestown, NY. Through our acquisition of Youngstown Iron & Metal, Inc., in December 2009, we obtained our second auto-shredder increasing our scrap processing capacity. We plan to continue leveraging our owned facilities through strategic tuck-in acquisitions. We continue to pursue further development to our auto-shredding capabilities, either through an acquisition or internal development, in order to better compete in that segment of the scrap metal recycling industry. In addition, we intend to grow through sales and marketing and explore select joint ventures with metal processors and suppliers.

Complete value-creating acquisitions.  Our strategy is to target acquisition candidates we believe will earn after-tax returns in excess of our cost of capital. In new markets, we seek to identify and acquire platform businesses that can provide market growth and consolidation opportunities. We have had success finding realistically valued acquisition opportunities in markets we target for expansion. However, we may be dependent on tight capital markets that could make these acquisitions difficult.

Capture benefits of integration.  When we have made acquisitions, we have historically sought to capture the benefits of business integration whenever possible. For example, the locations of Goodman Services’ operations complement our existing facilities in the Great Lakes corridor: Bradford is 160 miles from our Pittsburgh operations and will become a feed source for the Pittsburgh shredder; Jamestown is 75 miles from our Buffalo yards; and Canton, Ohio is in close proximity to our operations in Akron, Ohio. The Youngstown, Ohio operations complement our Akron scrap operations only 50 miles west of Youngstown and our Pittsburgh regional scrap operations are headquartered only 70 miles east of our Youngstown facilities. Youngstown draws on our extensive network of scrap suppliers and capital resources to greatly increase operating capacity and utilization at the shredder and elsewhere in its operations. Our aluminum smelting and recovery facility in Syracuse, New York consumes many of the grades of aluminum scrap that our other scrap yards process. Upon the completion of a planned indoor shredder in the Buffalo area, a portion of its feedstock that currently goes to a company-owned facility in Pittsburgh will be kept local reducing transportation costs and decreasing the time to process material. These relationships allows our subsidiaries to take advantage of transportation efficiencies, avoid some of the processing costs associated with preparing scrap for sale to third parties, internalize pricing mark-ups and expand service to consumers. In addition, we believe we enjoy a competitive advantage over non-vertically integrated lead fabrication companies as a result of our refining capabilities within our lead fabrication operations. Our Granite City, Illinois plant has the ability to process and refine various forms of scrap lead. Typically scrap lead can be purchased, processed and refined for less cost than refined lead can be purchased from existing suppliers. Our Granite City plant has the capacity to supply Mayco with one-half of its refined lead needs on a monthly basis, subject to cost and availability of scrap lead. We also sell batteries to lead smelting operations which in turn supply lead to Mayco through tolling arrangements.

Maximize operating efficiencies.  Our goal is to continue improving operating efficiency in both business segments in order to maximize operating margins in our business. We have made significant investments in property, plant and equipment designed to make us a more efficient processor, helping us to achieve economies of scale. The lead rolling mill and upgraded plant facilities in Birmingham, Alabama, our primary lead production facility, have significantly increased the plant’s overall efficiency, both in terms of manufacturing costs and utility costs. We continue to invest in new equipment and make improvements to enhance productivity and to protect the environment, such as upgrading non-ferrous separation systems and installing oil water collectors/separators in our scrap yards.

Mitigate commodity price risk.  We strive to maintain an appropriate sales mix of ferrous and non-ferrous metal products to reduce commodity price risk. We believe that in most economic environments, a diversified scrap metal operation minimizes our exposure to fluctuations in any single metal market. We enter into forward sales contracts with PGM substrate processors to limit exposure to rapid and significant fluctuations in platinum prices. Ferrous scrap metal recycling, non-ferrous scrap metal recycling and PGM recycling represented approximately 34.3%, 33.0% and 32.7%, respectively, of our scrap metal revenue for the year ended December 31, 2010 as compared to approximately 34.0%, 35.7% and 30.3%, respectively, for the year ended December 31, 2009. Our non-ferrous sales are spread over five primary metals groups: aluminum, red metals, lead, high-temp alloys and noble metals group.

Rapidly turn inventory in order to minimize exposure to commodity price risk and avoid speculation.  We consistently turn scrap inventory as quickly as possible in order to minimize exposure to commodity price swings and maintain consistent cash flow.

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

Ferrous Scrap Processing.  We prepare ferrous scrap metal for resale through a variety of methods including sorting, torching, shearing, cutting, baling, breaking and shredding. We produce a number of differently sized and shaped products depending upon consumer specifications and market demand.

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

Ferrous Scrap Sales.  We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for large consumers. Most of our consumers purchase processed ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. The price at which we sell our ferrous scrap depends upon market demand and competitive pricing, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of rail or truck transportation to the buyer. Ferrous scrap is shipped via truck, barge and rail transportation. Ferrous scrap transported via truck is sold predominately to mills usually located in Pennsylvania, New York and metropolitan Toronto within eight hours of our recycling facilities. Ferrous scrap transported via rail can be shipped anywhere in the continental United States. By barge, ferrous scrap is shipped to mills on the Mississippi River and exporters located in the Gulf region. Our recycling facilities ship primarily via rail to consumers in Pennsylvania, Ohio, Illinois, and Indiana. Ferrous scrap metal sales accounted for approximately 30.2% and 26.7% of revenue for the years ended December 31, 2010 and 2009, respectively. We believe our profitability may be enhanced by our offering a broad product line to a diversified group of scrap metal consumers. Our ferrous scrap sales are accomplished through a calendar month sales program managed regionally.

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

•	Sorting. Our sorting operations separate non-ferrous scrap manually and are aided by conveyor systems and front-end loaders. In addition, many non-ferrous metals are identified and sorted by using grinders and spectrometers and by torching. Our ability to identify metallurgical composition is critical to maximizing margins and profitability. Due to the high value of many non-ferrous metals, we can afford to utilize more labor-intensive sorting techniques than are employed in our ferrous operations. We sort non-ferrous scrap for further processing and upgrading according to type, grade, size and chemical composition. Throughout the sorting process, we determine whether the material can be cost effectively processed further and upgraded before being sold.

•	Copper and Brass. Copper and brass scrap may be processed in several ways. We sort copper predominantly by hand according to grade, composition and size. We package copper and brass scrap by baling, boxing and other repacking methods to meet consumer specifications.

•	Aluminum and Stainless Steel. We process aluminum and stainless steel based on type of alloy and, where necessary, size the pieces to consumer specifications. Large pieces of aluminum or stainless steel are cut using crane-mounted alligator shears and stationary guillotine shears and are baled individually along with small stampings to produce large bales of aluminum or stainless steel. We also recover aluminum from consumer products such as vehicles and large household appliances through our shredding operations. Smaller pieces of aluminum and stainless steel are boxed individually and repackaged to meet consumer specifications.

•	Thermal Technology. The aluminum smelting and recovery facility in Syracuse, New York uses a reverberatory furnace for melting various forms of aluminum scrap providing higher throughput, expanded feedstock and greater recovery efficiencies.

•	Other Non-Ferrous Materials. We process other non-ferrous metals using similar cutting, baling and repacking techniques as are used to process copper and brass. Other significant non-ferrous metals we process come from such sources as molybdenum, tantalum, tungsten, titanium, brass and high-temperature nickel-based alloys which are often hand sorted to achieve maximum value.

Non-Ferrous Scrap Sales.  We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of national and international economic activity, with prices generally linked to quotations for primary metal on the London Metal Exchange or COMEX Division of the New York Mercantile Exchange. Suppliers and consumers of non-ferrous metals also use these exchanges to hedge against metal price fluctuations by buying or selling futures contracts. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity. Non-ferrous scrap is shipped predominately via third-party truck to consumers generally located east of the Mississippi River. Excluding PGM material, non-ferrous metal sales accounted for approximately 29.1% and 28.1% of our total revenue for the years ended December 31, 2010 and 2009, respectively. We do not use futures contracts to hedge prices for our non-ferrous products.

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

Platinum Group Metal Scrap Processing.  We recover the PGMs from scrap ceramic substrate automobile catalytic converters, scrap metal substrate automotive catalysts as well as from catalysts used in stationary and other industrial applications. The converter substrate is removed from the stainless steel shell of used catalytic converters through the use of hydraulic shears or other mechanical means. Once de-canned, the converter substrate material is aggregated and shipped to several third-party processors which recover the PGMs from the substrate material by means of chemical and mechanical processes.

Platinum Group Metal Scrap Sales.  PGM sales are based on the volume and price of PGMs recovered from processing catalytic converters and account for the majority of revenue. The value in PGM is significant enough that it is even profitable to recover minute particles of precious metal from the dust that ends up in the recycling plant’s air handling system. Scrap steel from the tail pipes of the exhaust sections as well as the metal casing of the catalytic converters is sold as ferrous scrap and generates revenues based on the market prices of stainless steel. PGM sales accounted for approximately 28.8% and 23.8% of our total revenue for the years ended December 31, 2010 and 2009, respectively. The Company uses forward sales contacts with its material processing vendors to hedge against price fluctuations for its PGM contained material.

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

LEAD FABRICATION

Products

We manufacture a wide variety of lead-based products through our sheet lead, machined lead, shot, strip lead, and cast lead product lines. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding, healthcare, ammunition, automotive, Department of Defense contractors, and others.

Products	Available Form	Application

Anodes	Chunk; Oval; Flat; Round; Star	Plating: Cathodic Protection; Zinc/Copper Production
Antimony Alloys	Bar; Shot; Sheet Lead	Foundry; Ammunition; Construction
Babbitt Alloys	Bar; Ingot; Wire	Bearing Assembly and Repair; Capacitor Manufacturing
Britannia Alloys	Sheet; Strip	Engraving Metal; Organ Pipe; Gasket
Came	Extruded Channel	Stained Glass Assembly and Repair
Hot Pour	Molten	Radiation Shielding
Lead Alloys	Bar; Ingot; Ribbon; Wire; Shot; Sheet; Type; Anode; Wood; Brick; Pipe;	Industrial Assembly and Repair; Stained Glass; Plumbing; Radiator; Babbitt; Pewter; Reloading
Lead Sheet	Sheet; Roll; Plate; Roof Flashings; Brick	Radiation Shielding; Sound Attenuation; Roof flashing; Storage Tanks; Shower Pans
Machined parts	Wide variety	Radiation shielding; X-ray shielding; seismic applications
Pewter	Bar; Ingot	Casting; Forming
Tin Alloys	Bar; Ingot; Wire; Sheet; Anode; Ribbon	Industrial Assembly and Repair
Type Metals	Bar; Ingot	Work-holding Applications; Corrosion Protection

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

Machined parts:  Lead plate, sheet lead and extrusions are cut and formed using a variety of techniques.

Suppliers

We obtain refined lead through multi-month contracts and on occasion on a spot market basis. Principal sources of refined lead are domestic secondary lead smelters, imported primary lead marketed by brokers and, to a lesser extent, domestic primary lead smelters. We also generate refined lead by purchasing an extensive variety of scrap lead and refining it in our processing facilities. Changing lead markets may impact the Company’s ability to secure the volume of raw materials needed at pricing considered sustainable before driving consumers to consider substitute products. We also refine various forms of scrap lead by melting the scrap in kettles and removing impurities. We have the capacity to provide up to 50% of our refined lead needs through our in-house recovery capabilities.

Sales, Markets and Customers Served

We sell our lead fabrications nationally. Products are sold to distributors, wholesalers, the plumbing and building trades, equipment manufacturers and other consumers. We have stable, long-standing relationships with many of our customers. We sell substantial volumes of lead products used in home construction, such as lead flashings and sheet, in many parts of the nation.

Our sales and marketing department consists of internal salespeople who, in addition to sourcing leads for new business, function in a customer service role, working with existing customers. We also use independent sales representatives and product marketing organizations throughout the country.

Competition

Our lead fabrication facilities compete against two fabricators of similar but limited products based in the Southwest who distribute nationally and several smaller regional producers of similar products. To a lesser extent, we also compete against products imported from South America, Canada, Europe and Asia.

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

Employees

At March 1, 2011, we had 782 employees. Fifty-five of our employees located at our facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty-two of our employees located at our scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. Our agreement with the United Steelworkers of America expires on March 15, 2011 and our agreement with the Joint Board expires on June 25, 2011.

A strike or work stoppage could impact our ability to operate the Granite City facility or the Akron facility. Our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees. However, there can be no guarantee that ongoing or future contract negotiations will be successful or completed without a work stoppage.

Recent Developments

On February 18, 2011, we purchased a 44-acre parcel of real property that included a 177,500 square-foot building in Western New York State and announced plans to install a heavy-duty 80” x 104” Metal Shredder inside the building. The planned shredder is capable of processing 100 to 120 tons of shredded scrap per hour. The installation will include a new state-of-the-art downstream separation system to maximize the recovery of valuable non-ferrous products. The Company expects to make a capital investment of more than $10.0 million for the acquisition of the property, plant and support equipment and related improvements for the shredder project. We will use proceeds from the Credit Agreement, recently amended and described below and available cash. The facility is expected to be operational by the end of 2011.

On January 31, 2011, we acquired 100% of the outstanding capital stock of Goodman Services, Inc., a Bradford, Pennsylvania-based full service recycling company with additional operations in Jamestown, New York and Canton, Ohio. The purchase price included cash and Metalico common stock among other items of consideration. Funding for the acquisition included a drawdown under our credit agreement agented by JPMorgan Chase Bank. As part of the purchase price for the acquisition, we issued 782,763 shares of its common stock having an aggregate value to the sellers of $4.4 million determined at a price per share of $5.61.

On January 27, 2011 we entered into a Second Amendment (the “Amendment”) to the Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) among the Company and certain of our direct and indirect subsidiaries as borrowers or guarantors and a syndicate of lenders led by JPMorgan Chase Bank, N.A. and also including RBS Business Capital, a division of RBS Asset Finance, Inc., a subsidiary of RBS Citizens, N.A., and Capital One Leverage Finance Corp. The Amendment provides for an increase in the maximum amount available under the Credit Agreement to $85.0 million, including $70.0 million under the revolving credit facility (up from $57.0 million) and an additional term loan to be available in multiple draws in the aggregate amount of $9.0 million earmarked for contemplated capital expenditures. The term loan funded at the closing of the Credit Agreement continues to amortize. The Amendment increases the advance rate for inventory under the revolving facility’s borrowing base formula. LIBOR-based interest rates have been reduced to the current LIBOR rate plus 3.25% for revolving loans and the current LIBOR rate plus 3.75% for term loans. The Amendment also adjusts the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets, and extends the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014. The remaining material terms of the Credit Agreement remain unchanged by the Amendment.

Segment reporting

See Note 20 to the Company’s audited financial statements for the year ended December 31, 2010, located elsewhere in this report.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy these documents at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s Public Reference Room. In addition, the SEC maintains an Internet website at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Risks Relating To Our Business

Prices of commodities we own are volatile, which may adversely affect our operating results and financial condition.

Although we seek to turn over our inventory of raw or processed scrap metals as rapidly as markets dictate, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, have been extremely volatile and we expect this volatility to continue. Such volatility can be due to numerous factors beyond our control, including:

•	general domestic and global economic conditions, including metal market conditions;

•	competition;

•	the financial condition of our major suppliers and consumers;

•	the availability of imported finished metal products;

•	international demand for U.S. scrap;

•	the availability and relative pricing of scrap metal substitutes;

•	import duties and tariffs;

•	currency exchange rates;

•	demand for exchange traded funds; and

•	domestic and international labor costs

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

The volatile nature of metal commodity prices makes it difficult for us to predict future revenue trends as shifting international and domestic demand can significantly impact the prices of our products, supply and demand for our products and affect anticipated future results. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. We use forward sales contracts with PGM substrate processors to hedge against extremely volatile PGM metal prices. In the event our hedging strategy is not successful, our operating margins and operating results can be materially and adversely affected. In addition, the volatility of commodity prices and variability of yields, and the resulting unpredictability of revenues and costs, can adversely and materially affect our operating margins and other results of operations.

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

The operating results of the scrap metal recycling industry in general, and our operations specifically, are highly cyclical in nature. They tend to reflect and be amplified by general economic conditions, both domestically and internationally. Historically, in periods of national recession or periods of slowing economic growth, the operating results of scrap metal recycling companies have been materially and adversely affected. For example, during recessions or periods of slowing economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. Cutbacks in the automotive and construction industries can cause significant fluctuations in supply, demand and pricing for our products, which can materially and adversely affect our results of operations and financial condition. Our ability to withstand significant economic downturns that we may encounter in the future will depend in part on our levels of debt and equity capital, operating flexibility and access to liquidity.

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

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of supplier lists, trademarks, trade names and other acquired intangibles. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by our management at least annually for impairment. Events and conditions that could result in impairment include changes in the industries in which we operate, as well as competition, a significant product liability or environmental claim, or other factors leading to reduction in forecasted sales or profitability. At December 31, 2008, our market capitalization did not exceed total shareholders’ equity, which is one of many factors that are considered when determining goodwill impairment, and it required us to incur a significant charge for impairment. As such, we recorded an impairment charge of $36.3 million to goodwill and $22.8 million to other intangibles for the year ended December 31, 2008. We had no impairments during the years ended December 31, 2010 and 2009. Going forward, if, upon performance of an impairment assessment, it is determined that such assets are impaired, additional impairment charges may be recognized by reducing the carrying amount and recording a charge against earnings. Should current economic and equity market conditions deteriorate, it is possible that we could have additional material impairment charges against earnings in a future period.

Our significant indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

As of December 31, 2010, the total outstanding principal amount of debt outstanding was $127.1 million, before debt discount of $1.2 million related to our 7% convertible notes and the application of cash and cash equivalents of $3.5 million available for repayment of such indebtedness. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments, we will incur additional indebtedness in the future. We anticipate our debt service payment obligations during the next twelve months, to be approximately $18.9 million, comprised of principal coming due within the next twelve months of $11.2 million plus interest of $7.7 million on our total debt outstanding. As of December 31, 2010, approximately $41.3 million of our debt accrued interest at variable rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Based on actual amounts outstanding as of December 31, 2010, if the interest rate on our variable rate debt were to increase by 1%, our annual debt service payment obligations would increase by $413,000. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:

•	general domestic and global economic conditions, including metal market conditions;

•	a substantial portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;

•	we have increased vulnerability to adverse general economic and metal recycling industry conditions; and

•	we may be vulnerable to higher interest rates because interest expense on borrowings under our loan agreement is based on margins over a variable base rate.

From time to time, we have relied on borrowings under our credit facility and from other lenders to acquire other businesses and to operate our business. However, many financial institutions have been adversely impacted by the recent financial crisis and, as a result, have ceased or reduced the amount of lending they have made available to their customers. As a result, we may have insufficient availability under our existing credit facility or the ability to borrow from other lenders to acquire additional businesses and to operate our business.

Our indebtedness contains covenants that restrict our ability to engage in certain transactions and failure to comply with the terms of such indebtedness could result in a default that could have material adverse consequences for us.

Under our credit agreement, we are required to satisfy specified financial covenants, including fixed charge coverage ratio and capital expenditure covenants. Although we are currently in compliance with the covenants and satisfy our financial tests, we have in the past been in technical default under certain of our prior loan facilities, all of which had been waived. In addition, we have in the past adjusted covenants contained in our prior loan facilities to protect against noncompliance and prepaid some of our outstanding debt. Our ability to comply with these specified financial covenants may be affected by general economic and industry conditions, as well as market fluctuations in metal prices and other events beyond our control. We do not know if we will be able to satisfy all such covenants in the future. Our breach of any of the covenants contained in agreements governing our indebtedness, including our credit agreement, could result in a default under such agreements. In the event of a default, a lender could elect not to make additional loans to us, could require us to repay some of our outstanding debt prior to maturity, and/or to declare all amounts borrowed by us, together with accrued interest, to be due and payable. In the event that this occurs, we would likely be unable to repay all such accelerated indebtedness.

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

We continuously evaluate potential acquisitions.  We may not be able to complete any acquisitions on favorable terms or at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

•	the diversion of our management’s attention from our everyday business activities;

•	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business, including managing such acquired businesses either through our senior management team or the management of such acquired business; and

•	the need to expand management, administration and operational systems.

If we make such acquisitions we cannot predict whether:

•	we will be able to successfully integrate the operations and personnel of any new businesses into our business;

•	we will realize any anticipated benefits of completed acquisitions;

•	economic conditions could deteriorate after closing; or

•	there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with environmental liabilities undiscovered at the time of acquisition.

In addition, future acquisitions by us may result in:

•	potentially dilutive issuances of our equity securities;

•	the incurrence of additional debt;

•	restructuring charges; and

•	the recognition of significant charges for depreciation and amortization related to intangible assets.

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

The markets for scrap metal are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. We compete to purchase raw scrap with numerous independent recyclers, large public scrap processors and smaller scrap companies. Successful procurement of materials is determined primarily by the price and promptness of payment for the raw scrap and the proximity of the processing facility to the source of the unprocessed scrap. We occasionally face competition for purchases of unprocessed scrap from producers of steel products, such as integrated steel mills and mini-mills, which have vertically integrated their operations by entering the scrap metal recycling business. Many of these producers have substantially greater financial, marketing and other resources. Our operating costs could increase as a result of competition with these other companies for raw scrap.

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

Our lead fabricating operations compete against two fabricators of similar products in the Southwest who distribute nationally, and several smaller regional producers of competing products across much of our product line. To a lesser extent, we also compete against products imported from Central and South America, Canada, Europe and Asia. To the extent that one or more of our competitors becomes more successful with respect to any key factor, or new competition enters our markets, our ability to attract and retain consumers could be materially and adversely affected.

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

The successful operation of our facilities depends on an uninterrupted supply of electricity. Accordingly, we are at risk in the event of an energy disruption. The electricity industry has been adversely affected by shortages in regions outside of the locations of our facilities. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. Any such disruptions could materially and adversely affect our operating results and financial condition. Electricity prices are volatile and are expected to remain so in the near future. Additional prolonged substantial increases would have an adverse effect on the costs of operating our facilities and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our consumers.

We depend on an uninterrupted supply of natural gas in our de-ox and lead fabricating facilities. Supply for natural gas depends primarily upon the number of producing natural gas wells, wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and access to dependable methods of delivery. The level of these activities is primarily dependent on current and anticipated natural gas prices. Many factors, such as the supply and demand for natural gas, general economic conditions, political instability or armed conflict in worldwide natural gas producing regions and global weather patterns including natural disasters such as hurricanes affect these prices. Natural gas prices in the past have been very volatile. Additional prolonged substantial increases would have an adverse effect on the costs of operating our facilities and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our consumers. We purchase most of our electricity and natural gas requirements in local markets for relatively short periods of time. As a result, fluctuations in energy prices can have a material adverse effect on the costs of operating our facilities and our operating margins and cash flow.

The loss of any member of our senior management team or a significant number of our managers could have a material adverse effect on our ability to manage our business.

Our operations depend heavily on the skills and efforts of our senior management team, including Carlos E. Agüero, our Chairman, President and Chief Executive Officer, Michael J. Drury, our Executive Vice-President and Chief Operating Officer for PGM and Lead Operations, and the other employees who constitute our executive management team. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. We have employment agreements with Messrs. Agüero and Drury and certain other members of our management team that expire in December 2012. However, there can be no assurance that we will be able to retain the services of any of these individuals. We face intense competition for qualified personnel, and many of our competitors have greater resources than we have to hire qualified personnel. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our ability to manage our business.

The concentration of our consumers and our exposure to credit risk could have a material adverse effect on our results of operations and financial condition.

Sales to our ten largest consumers represented approximately 51.8% of consolidated net sales for the year ended December 31, 2010 and 42.4% of consolidated net sales for the year ended December 31, 2009. Sales to our largest consumer represented approximately 23.6% of consolidated net sales for the year ended December 31, 2010 and 18.0% of consolidated net sales for the year ended December 31, 2009. In connection with the sale of our products, we generally do not require collateral as security for consumer receivables and do not maintain credit insurance. We have significant balances owing from some consumers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables. The loss of a significant consumer or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

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

Vendor advances consist principally of unsecured advances to suppliers for purchase of catalytic converters for recycling. These advances are necessary in order to maintain the supply line of catalytic converters. Management works diligently to monitor such advances. As of December 31, 2010, advances to vendors totaled $2.4 million, and were reduced by an allowance of $116,000 for uncollectible advances. Net advances of $2.3 million are reported in prepaid and other current assets in the consolidated balance sheet as of December 31, 2010. A significant downturn in the price of platinum group metals could result in the loss of a significant portion of these advances and have a negative impact to our operating results.

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

Environmental legislation, regulation and enforcement continue to evolve and it is possible that we will be subject to even more stringent environmental standards in the future. For these reasons, future capital expenditures for environmental control facilities cannot be predicted with accuracy; however, as environmental control standards become more stringent, our compliance expenditures could increase substantially. Due to the nature of our lead fabricating and scrap metal recycling businesses, it is likely that inquiries or claims based upon environmental laws may be made in the future by governmental bodies or individuals against us and any other scrap metal recycling entities that we may acquire. The location of some of our facilities in urban areas may increase the risk of scrutiny and claims. We cannot predict whether any such future inquiries or claims will in fact arise or the outcome of such matters. Additionally, it is not possible to predict the amounts of all capital expenditures or of any increases in operating costs or other expenses that we may incur to comply with applicable environmental requirements, or whether these costs can be passed on to consumers through product price increases.

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

Due diligence reviews in connection with our acquisitions to date and environmental assessments of our operating sites conducted by independent environmental consulting firms have revealed that some soil, surface water and/or groundwater contamination, including various metals, arsenic, petrochemical byproducts, waste oils and volatile organic compounds, is present at certain of our operating sites. Based on our review of these reports, we believe that it is possible that migratory contamination at varying levels may exist at some of our sites, and we anticipate that some of our sites could require investigation, monitoring and remediation in the future. Moreover, the costs of such remediation could be material. The existence of contamination at some of our facilities could adversely affect our ability to sell these properties if we choose to sell such properties, and may generally require us to incur significant costs to take advantage of any future selling opportunities.

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

As of December 31, 2010, approximately 49 of our employees located at our facility in Granite City, Illinois were represented by the United Steelworkers of America and approximately 21 of our employees located at our scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Joint Board, formerly an affiliate of Unite Here. Our agreement with the United Steelworkers of America expires on March 15, 2011 and our agreement with the Joint Board expires on June 25, 2011. Although we are not aware at this time of any current attempts to organize other employees of ours, our employees may organize in the future. If we are unable to successfully renegotiate the terms of the contracts governing our employees currently or in the future or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be materially and adversely affected.

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

We face certain product liability and warranty claims that may harm our business.

Both our Scrap Metal Recycling and Lead Fabricating operations expose us to product liability claims if our products cause injury or are otherwise found to be defective. Regardless of their merit or eventual outcome, product liability claims may be time consuming and costly to defend and may result in decreased demand for a product, injury to our reputation and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material. In addition, if we fail to meet contractual requirements for a product, we may be subject to product warranty costs and claims. These costs could both have a material adverse effect on our financial condition and results of operations and harm our reputation.

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

Our industry is exposed to certain risks due to the bulk nature of materials that require quantity estimates.

Scrap metal recycling involves the intake, processing, and transport of bulk materials. Although we make diligent efforts to monitor and confirm exact amounts of inventory at all phases of our operations, inventory counts from time to time may include estimates of material. We believe our estimates to be reasonable and we apply various internal controls (including, among other methods, weighing deliveries and rolling inventory balances using quantities bought and sold) to check their validity. We have experienced no significant discrepancies but there can be no assurance of the strict accuracy of estimates.

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

We have incurred and will continue to incur significant costs in maintaining compliance with existing subsidiaries, implementing and testing controls at recently acquired subsidiaries and responding to the new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may have to invest in additional accounting and software systems. We have been and may continue to be required to hire additional personnel and to use outside legal, accounting and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

The market price of our common stock has been volatile over the past twelve months and may continue to be volatile.

The market price of our common stock has been volatile over the past twelve months and it may continue to be volatile. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting our industries, the performance of each of our business segments, our capital structure (including the amount of our indebtedness), general economic, industry and market conditions, especially in light of the current economic crisis in the United States and elsewhere, the depth and liquidity of the market for our common stock, fluctuations in metal prices, investor perceptions of our business and us, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this filing.

Future sales of our common stock, including sales of our common stock acquired upon the exercise of outstanding options or warrants or upon conversion of our outstanding convertible notes, may cause the market price of our common stock to decline.

We had 46,559,878 shares of common stock outstanding as of December 31, 2010. In addition, options to purchase an aggregate of 2,350,993 shares of our common stock were outstanding, of which 1,386,640 were vested as of December 31, 2010. All remaining options will vest over various periods ranging up to a three-year period measured from the date of grant. As of December 31, 2010, the weighted-average exercise price of the vested stock options was $8.81 per share. As of December 31, 2010, we also had warrants to purchase an aggregate of 1,419,231 shares of common stock outstanding, at an average exercise price of $12.89 per share and convertible notes in the principal amount of $81.1 million outstanding, which are convertible at a price of $14.00 per share. The convertible notes contain “weighted average” anti-dilution protection which provides for an adjustment of the conversion price of the notes in the event that we issue shares of our common stock or securities convertible or exercisable for shares of our common stock at a price below the conversion price of the notes. The amount of any such adjustment will depend on the price such securities are sold at and the number of shares issued or issuable in such transaction. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions and financings, including this offering, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

The following table sets forth information regarding our principal properties:

		Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned

Metalico, Inc.	Corporate Headquarters	6,190	N/A	Leased(1)
186 North Ave. East
Cranford, NJ
Mayco Industries, Inc.	Office/ Lead Product Fabrication and	96,183	7.5	Owned
18 West Oxmoor Rd	Manufacturing and Storage
Birmingham, AL
19 West Oxmoor Rd	Warehouse	75,000	1.7	Leased(2)
Birmingham, AL
1200 16th St.	Office/ Lead Product Fabrication	180,570	12.5	Owned
Granite City, IL

		Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned

Metalico Buffalo, Inc.	Office/Scrap Processor/Metal Storage	312,966	24	Owned
127 Fillmore Ave.
Buffalo, NY
2504 South Park Ave.	Office/Buying Center	4,584	1.0	Leased(3)
Lackawanna, NY
3175 Lake Shore Rd.	Office/ Scrap Processor/ Metal Storage	177,500	44	Owned(4)
Hamburg, NY
Metalico Rochester, Inc.	Office/Scrap Processor/ Metal Storage	74,175	12.7	Owned
1515 Scottsville Rd.
Rochester, NY
50 Portland Ave.	Office/Scrap Processor/ Metal Storage	27,500	3.2	Owned
Rochester, NY
West Coast Shot, Inc.	Office/Storage	6,225	1.5	Owned
32 Red Rock Rd.
Carson City, NV
Metalico Transport, Inc.	Office/Scrap Handling/ Rail Sittings	28,992	12	Leased(5)
1951 Hamburg Turnpike	for Transshipping/Storage
Lackawanna, NY
Metalico Aluminum Recovery, Inc.	Office/ Scrap Handling/ Aluminum	108,000	22	Owned
6443 Thompson Rd.	Melting/ De-Ox
Dewitt, NY	Production/Storage
Metalico Niagara, Inc.	Office/Scrap Processor/ Metal Storage	4,050	1	Leased(6)
2133 Maple Ave
Niagara Falls, NY
Santa Rosa Lead Products, Inc.	Office/ Lead Product Fabrication	14,000	1.5	Leased(7)
33 So. University St.	and Storage
Healdsburg, CA
3949 Guasti Rd.	Office/Production/Storage	6,160	N/A	Leased(8)
Ontario, CA
Metalico Transfer, Inc.	Office/ Waste Transfer Station	35,000	5	Owned
150 Lee Road
Rochester, NY
Totalcat Group, Inc.	Office/Catalytic Converter Processor/	22,000	N/A	Leased(9)
2-20 E. Peddie Street	Material Storage
Newark, NJ
1075 Andrew Drive	Office/ Production/ Material Storage	37,702	N/A	Leased(10)
West Chester, PA
Metalico Akron, Inc	Office/Scrap Processor/ Metal Storage	6,660	10.3	Owned
888 Hazel Street
Akron, OH
943 Hazel Street	Scrap Processor/ Metal Storage	34,350	19.7	Owned
Akron, OH
Tranzact, Inc.	Office/ Scrap Processor/ Metal Storage	12,000	2.7	Leased(11)
1185 Lancaster Pike
Quarryville, PA
American CatCon, Inc.	/Office/Catalytic Converter Processor	30,000	10	Leased(12)
17401 Interstate Highway 35	Material Storage
Buda, TX
4577 Mint Way	Office/Catalytic Converter Processor/	6,664	N/A	Leased(13)
Dallas, TX	Material Storage
10123 Southpark Drive	Office/Catalytic Converter Processor/	10,000	2.5	Owned
Gulfport, MS	Material Storage

		Buildings
		Approx.	Approx.	Leased/
Location	Operations	Square. Ft.	Acreage	Owned

Metalico Pittsburgh, Inc.	Office/ Scrap Processor/ Metal Storage	751,878	17.26	Owned
3100 Grand Avenue
Neville Township, PA
3400 Grand Avenue	Office/ Scrap Processor/ Metal Storage	247,734	5.68	Owned
Neville Township, PA
Albany Road	Office/ Scrap Processor/ Metal Storage	99,841	12.51	Owned
Brownsville, PA
1093 Fredonia Road	Office/ Scrap Processor/ Metal Storage	5,096	4.92	Owned
Hadley, PA
2024 Harmon Creek Road	Office/ Scrap Processor/ Metal Storage	5,050	3.28	Owned
Colliers, WV
96 Oliver Road	Office/ Scrap Processor/ Metal Storage	4,000	18.6	Leased (14)
Uniontown, PA
Metalico Youngstown, Inc.	Office/ Scrap Processor/ Metal Storage	5,226	16.86	Owned
100 Division Street
Youngstown, OH
1420 Burton Street SE	Office/ Scrap Processor/ Metal Storage	6,250	2.15	Owned
Warren, OH
3108 DeForest Road	Office/ Scrap Processor/ Metal Storage	7,920	4.52	Owned
Warren, OH
Goodman Services, Inc.	Office/ Scrap Processor/ Metal Storage	20,000	12	Owned
286 High Street
Bradford, PA
5338 Route 474	Office/ Scrap Processor/ Metal Storage	12,000	12.5	Owned
Ashville, NY

(1)	The lease on our corporate headquarters expires June 30, 2012, subject to an automatic renewal clause for two successive three-year periods that is effective unless we give notice at least 180 days prior to the then-effective termination date. The current annual rent is $162,580.

(2)	The lease expires January 31, 2012. The lessor may terminate at any time on thirty days’ written notice. The annual rent is $36,000.

(3)	The lease expires August 31, 2013. We have the right to renew for one additional term of two years. The current aggregate monthly rent is $5,125.

(4)	We acquired this property February 18, 2011. The facility is not yet operational

(5)	This is a month to month lease at $3,500 a month that includes access to 750 feet of railroad.

(6)	The lease expires October 31, 2015. We have rights to renew for an additional consecutive term of five additional years. The annual rent is $30,000. We also have an option to purchase the underlying premises for a price to be determined. The option expires upon the expiration of the term of the lease, including any renewal terms.

(7)	The lease expires April 30, 2013. The current monthly rent is $8,800 and the annual rent is $105,600.

(8)	The lease expires August, 2011. Monthly rent is $5,499.

(9)	The lease expires February 28, 2013. The annual rent is $208,260.

(10)	The lease expires December 31, 2020. The annual rent for 2011 including common area maintenance charges is $178,878.

(11)	The lease expires May 31, 2012 with an option to renew for one five-year period. The annual rent for the initial term is $84,000. Annual rent for renewal term is $96,600. Renewal is automatic unless tenant sends written notice not less than six months prior to expiration of first term.

(12)	The lease expires January 31, 2013. The annual rent is $366,323. Tenant has the right, with at least ninety days prior written notice to the landlord, to extend the lease for one additional five-year term. Annual rent for each year in the renewal term would increase in accordance with increases in the Consumer Price Index. Tenant also holds an option to purchase the premises.

(13)	The lease expires October 2013. Monthly rent is $2,149.

(14)	The lease expires April 30, 2018. The annual rent is $34,000.

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

	Price Range
	High	Low

Year End December 31, 2010
First Quarter	$6.38	$4.55
Second Quarter	$6.65	$3.98
Third Quarter	$4.40	$3.08
Fourth Quarter	$5.88	$3.91
Year End December 31, 2009
First Quarter	$3.66	$1.41
Second Quarter	$5.26	$1.81
Third Quarter	$4.99	$3.31
Fourth Quarter	$4.98	$3.81

The closing sale price of our common stock as reported by NYSE Amex on March 4, 2011 was $6.08.

Holders

As of March 4, 2011, there were 296 holders of record of our common stock, 16 holders of warrants to purchase our common stock, and 128 holders of stock options exercisable for shares of our common stock.

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

The following table provides certain information regarding our equity incentive plans as of December 31, 2010.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average Exercise	Future Issuance Under
	be Issued Upon Exercise	Price of Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))

Equity compensation plans approved by security holders	1,386,640	$8.81	4,655,988
Equity compensation plans not approved by security holders	—		—

Total	1,386,640	$8.81	4,655,988

Shareholder Performance

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the Standard & Poor’s Iron and Steel Industry Index Group from March 15, 2005, the first day of public trading of our common stock on the American Stock Exchange (now known as NYSE Amex), through December 31, 2010. The graph assumes that $100 was invested in the Company’s Common Stock and each index on March 15, 2005, and that all dividends were reinvested.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

Comparison of Cumulative Total Return

	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2007	2008	2009	2010

Metalico, Inc.	100.0	214.1	30.7	97.4	116.4
Russell 2000 Index	100.0	97.3	63.4	79.4	99.5
S&P Steel Index	100.0	119.2	56.1	70.6	79.1

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected historical financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 2010, 2009 and 2008 and the selected balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected income statement data for the years ended December 31, 2007 and 2006 and the selected balance sheet data as of December 31, 2007 and 2006 have been derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006
	($ thousands, except share data)

Selected Income Statement Data:
Revenue	$553,253	$291,733	$818,195	$334,213	$207,655

Costs and expenses
Operating expenses	477,066	239,647	756,099	278,256	170,090
Selling, general and administrative expenses	26,482	25,994	30,146	20,315	13,772
Depreciation and amortization	13,728	13,240	12,864	6,279	3,890
Gain on insurance recovery	(513)	—	—	—	—
Gain on acquisition	—	(866)	—	—	—
Impairment charges	—	—	59,043	—	—

	516,763	278,015	858,152	304,850	187,752

Operating income (loss)	$36,490	$13,718	$(39,957)	$29,363	$19,903

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$13,471	$(3,640)	$(42,430)	$15,671	$11,619
Discontinued operations	(9)	195	(1,230)	(918)	(1,291)

Net income (loss)	$13,462	$(3,445)	$(43,660)	$14,753	$10,328

Earnings (loss) per common share:
Basic:
Income (loss)from continuing operations	$0.29	$(0.08)	$(1.21)	$0. 54	$0. 46
Discontinued operations, net	—	—	(0.04)	(0.03)	(0.05)

Net income (loss)	$0.29	$(0.08)	$(1.25)	$0.51	$0.41

Diluted:
Income (loss) from continuing operations	$0.29	$(0.08)	$(1.21)	$0.53	$0.45
Discontinued operations, net	—	—	(0.04)	(0.03)	(0.05)

Net income (loss)	$0.29	$(0.08)	$(1.25)	$0.50	$0.40

Weighted Average Common Shares Outstanding:
Basic	46,454,177	41,200,895	35,136,316	29,004,254	24,922,942

Diluted	46,454,177	41,200,895	35,136,316	29,338,751	26,016,562

Selected Balance Sheet Data:
Total Assets	$328,507	$296,701	$340,293	$269,570	$118,407
Total Debt (Including Current Maturities)	$125,962	$116,793	$184,709	$95,103	$18,502
Redeemable Common Stock	$—	$—	$4,000	$—	$—
Metalico, Inc. Stockholders’ Equity	$167,315	$150,257	$112,972	$124,017	$73,713

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

We operate in thirty locations primarily in two distinct business segments: (i) ferrous and nonferrous scrap metal recycling (“Scrap Metal Recycling”) and (ii) product manufacturing, fabricating, and refining of lead and other metals (“Lead Fabricating”). The Scrap Metal Recycling segment includes twenty-six scrap metal recycling facilities located in New York, New Jersey, Ohio, Pennsylvania, Texas, Mississippi, and West Virginia, and an aluminum de-ox plant located in Syracuse, New York.

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

Revenue recognition:  Revenue from product sales is recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers, based on free on board (“FOB”) terms. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. Historically, there have been very few sales returns and adjustments in excess of reserves for such instances that would impact the ultimate collection of revenues therefore, no material provisions have been made when a sale is recognized.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable:  Accounts receivable consists primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $1.0 million and $1.2 million as of December 31, 2010 and December 31, 2009, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

Derivatives and Hedging:  We are exposed to certain risks relating to our ongoing business operations. The primary risks currently managed by using derivative instruments are commodity price risk. We use forward sales contracts with PGM substrate processors to protect against volatile commodity prices. This process ensures a fixed selling price for the material we purchase and process. We secure selling prices with PGM processors, in ounces of Platinum, Palladium and Rhodium, in incremental lots for material which we expect to purchase within an average 2 to 3 day time period. However, these forward sales contracts with PGM substrate processors are not subject to any hedge designation as they are considered within the normal sales exemption provided by ASC Topic 815.

We have in the past entered into interest rate swaps to manage interest rate risk associated with our variable-rate borrowings. In connection with the Credit Agreement entered into on March 2, 2010, with JPM Chase Bank, N.A., the Company was required to terminate the $20.0 million interest rate swap contract. As a result, the Company paid $760,000 to terminate the interest rate swap contract. With the termination of the interest rate swap contract, no other interest rate swap agreement is outstanding.

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

For purposes of this testing, the Company has determined to have seven reporting units as follows: Lead Fabricating and Recycling, New York State Scrap Recycling, Pittsburgh Scrap Recycling, Akron Scrap Recycling, Youngstown Scrap Recycling, Newark PGM Recycling and Texas PGM Recycling.

In determining the carrying value of each reporting unit, management allocates net deferred taxes and certain corporate maintained liabilities specifically allocable to each reporting unit to the net operating assets of each reporting unit. The carrying amount is further reduced by any impairment charges made to other indefinite lived intangibles of a reporting unit.

Since market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the estimated fair values of the reporting units. The evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We use a discounted cash flow model (DCF Model) to estimate the current fair value of our reporting units when testing for impairment. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes, profit margins, tax rates, capital spending, discount rate, and working capital changes. Forecasts of operating and selling, general and administrative expenses are generally based on historical relationships of previous years. When applying the DCF Model, the cash flows expected to be generated are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital (WACC), is calculated by weighting the required returns on interest-bearing debt and common equity in proportion to their estimated percentages in an expected capital structure. For our 2010 analysis, we arrived at a discount rate of 17.2%. The inputs used in calculating the WACC include (i) average of capital structure ratios used in previous Metalico acquisition valuations, (ii) an estimate of combined federal and state tax rates (iii) the cost of Baa rated debt based on Moody’s Seasoned Corporate Bond Yields of 6.10% as of December 1, 2010 and (iv) a 22.0% required return on equity determined under the Modified Capital Asset Pricing (CAPM) model.

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

Throughout 2009 and into 2010, the financial markets and industries in which we operate improved from the conditions that existed at December 31, 2008. Additionally, we have experienced an increase in the price of our common stock and total market capitalization value. At December 31, 2010 and 2009, the Company’s market capitalization exceeded total stockholders’ equity by approximately $106.5 and $78.2 million, respectively. Significant improvements in economic conditions in industries in which we purchase and sell material have resulted in forecasts which, when used in our DCF model, support the carrying value of our goodwill in all of our reporting units. As a result, no indicators of impairment were identified for the years ended December 31, 2010 and 2009.

Intangible Assets and Other Long-Lived Assets:  We test all finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. At December 31, 2010 and 2009, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment.

At December 31, 2008, significant adverse changes in the global economic environment, as well as the business climate for commodities in which we operate, changes to the Company’s operating results and forecasts, and a significant reduction in the Company’s market capitalization, the carrying value of certain items of the Company’s other long-lived assets exceeded their respective fair value as of that date. As such, the Company recorded an impairment charge of $22.8 million to other intangible assets for the year ended December 31, 2008.

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

RESULTS OF OPERATIONS

The Company is divided into two industry segments: Scrap Metal Recycling (which breaks down into three general product categories, ferrous, non-ferrous and platinum group metals), and Lead Fabricating.

The following table sets forth information regarding the breakdown of revenues between our Scrap Metal Recycling segment and our Lead Fabricating segment ($ and weights in thousands):

	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
		Net			Net			Net
	Weight	Revenues	%	Weight	Revenues	%	Weight	Revenues	%

Scrap Metal Recycling
Ferrous metals (weight in tons)	450.8	$167,211	30.2	306.6	$77,954	26.7	439.7	$214,680	26.2
Non-ferrous metals (weight in lbs.)	141,188	161,013	29.1	94,560	81,927	28.1	128,038	172,715	21.1
Platinum group metals (weight in troy ozs.)	145.6	159,667	28.9	86.5	69,357	23.8	188.5	336,330	41.1

Total Scrap Metal Recycling		487,891	88.2		229,238	78.6		723,725	88.4
Lead Fabricating (weight in lbs.)	45,886	65,362	11.8	58,341	62,495	21.4	55,492	89,346	10.9
Other	—	—	—	—	—	—	—	5,124	0.7

Total Revenue		$553,253	100.0		$291,733	100.0		$818,195	100.0

The following table sets forth information regarding average Metalico selling prices for the past eight quarters. The fluctuation in pricing is due to many factors, including domestic and export demand and our product mix.

			Average
	Average	Average	PGM	Average
	Ferrous	Non-Ferrous	Price per	Lead
For the quarter ending:	Price per ton	Price per lb.	troy oz.(1)	Price per lb.

December 31, 2010	$376	$1.21	$1,117	$1.51
September 30, 2010	$363	$1.20	$986	$1.33
June 30, 2010	$392	$1.11	$1,122	$1.42
March 31, 2010	$357	$1.05	$966	$1.46
December 31, 2009	$292	$0.92	$801	$1.39
September 30, 2009	$269	$0.98	$707	$1.17
June 30, 2009	$205	$0.83	$661	$0.94
March 31, 2009	$252	$0.68	$571	$0.95

(1)	Average PGM prices are comprised of combined troy ounces of Platinum, Palladium and Rhodium

Scrap and Metal Commodity Markets

Recycled iron and steel scrap is a vital raw material for the production of new steel and cast iron products. The steel and foundry industries in the United States have been structured to recycle scrap, and, as a result, are highly dependent upon scrap. In the United States, the primary source of old steel scrap is the automobile. The recycling rate for automobiles in 2009, the latest year for which statistics were available, was about 140%, indicating a significant shrinking of the country’s car and light car fleet from a high of 250 million vehicles down to 246 million vehicles. A recycling rate greater than 100% is a result of the steel industry recycling more steel from automobiles than was used in the domestic production of new vehicles. The automotive recycling industry recycled more than 14 million tons of steel from end-of-life vehicles through more than 220 car shredders, the equivalent of more than 14 million automobiles. More than 12,000 vehicle dismantlers throughout North America resell parts.

Recycling of scrap plays an important role in the conservation of energy because the remelting of scrap requires much less energy than the production of iron or steel products from iron ore. Also, consumption of iron and steel scrap by remelting reduces the burden on landfill disposal facilities and prevents the accumulation of abandoned steel products in the environment. Recycled scrap consists of approximately 58% post-consumer (old, obsolete) scrap, 18% prompt scrap (produced in steel-product manufacturing plants), and 24% home scrap (recirculating scrap from current operations).

Steel scrap prices fluctuated widely between about $290 and $367 per metric ton in 2010. Composite prices published by Iron Age Scrap Price Bulletin for No. 1 Heavy Melting steel scrap delivered to purchasers in Chicago, IL, and Philadelphia and Pittsburgh, PA, averaged about $320 per metric ton during the first 8 months of 2010. As reported by Iron Age Scrap Price Bulletin, the average price for nickel-bearing stainless steel scrap delivered to purchasers in Pittsburgh was about $2,273 per metric ton during the first 10 months of 2010, which was 51% higher than the 2009 average price of $1,502 per metric ton. The prices fluctuated widely between a low of $1,711 per metric ton in January 2010 and a high of $2,724 per ton in April and May 2010. Exports of ferrous scrap decreased in 2010 to an estimated 19 million metric tons from 22 million metric tons during 2009, mainly to China, the Republic of Korea, Taiwan, Malaysia, Turkey, and Canada, in descending order of export tonnage.

Export scrap value increased from $7.1 billion in 2009 to an estimated $8.0 billion in 2010. North America has been experiencing a shortage of iron and steel scrap, owing to increased export demand, primarily from China, Turkey, and Canada. Even significantly increased prices for scrap have not led to an increase in scrap availability, because almost all old scrap had been collected from farms, ranches, and other sources, and recession hit consumers have been keeping and repairing old appliances rather than disposing of them. Also, manufacturers were decreasing production, thus producing little new scrap for the scrap market.

Prices of platinum, palladium, and rhodium trended higher during the first quarter of 2010, decreased in the middle of the year, and increased once again toward year end. The slowly recovering global economy in 2010, compared with the poor economic conditions of 2009 and late 2008, affected the PGM industry. Some mines that had been previously placed on care-and-maintenance status were reopened in response to higher metal prices. Production of and demand for automobiles was higher throughout much of the world, particularly in developing nations such as China and India. This led to increased PGM demand in some regions because catalytic converters are the major end use of PGMs. The proportion of diesel cars in Western Europe, which use platinum in their catalytic converters, returned to around 50% after having dipped to 42% in 2009 as a result of Government scrappage plans. Those plans had led to increased purchases of smaller, more fuel efficient gasoline-powered cars.

The global lead market was in surplus during 2010 owing to the continued economic slowdown and weakened demand for lead in many regions. Prices declined and stocks rose throughout the first half of the year. Monthly average London Metal Exchange (LME) lead prices began the year at $2,368 per metric ton in January 2010 and declined by 28% during the first half of 2010. Global stocks of refined lead held in LME warehouses increased by 21% to 190,475 tons during the first 6 months of 2010. Lead prices began to increase in the third quarter of 2010 and LME stock levels appeared to stabilize compared with those earlier in the year.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated net sales increased by $261.6 million, or 89.7%, to $553.3 million in the year ended December 31, 2010, compared to consolidated net sales of $291.7 million in the year ended December 31, 2009. Acquisitions added $39.5 million to consolidated net sales. Excluding acquisitions, the Company reported increases in average metal selling prices representing net sales of $153.1 million and a $68.5 million increase attributable to higher selling volume.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales increased by $89.2 million, or 114.4%, to $167.2 million in the year ended December 31, 2010, compared to ferrous sales of $78.0 million in the year ended December 31, 2009. Acquisitions added $27.9 million to ferrous sales in 2010. Excluding acquisitions, ferrous sales increased by $61.3 million. The increase in ferrous sales was attributable to higher average selling prices totaling $44.3 million and higher volume sold of 67,600 tons amounting to $17.0 million. The average selling price for ferrous products was approximately $371 per ton for the year ended December 31, 2010 compared to $254 per ton for the year ended December 31, 2009.

Non-Ferrous Sales

Non-ferrous sales increased by $79.1 million, or 96.6%, to $161.0 million in the year ended December 31, 2010, compared to non-ferrous sales of $81.9 million in the year ended December 31, 2009. Acquisitions added $11.6 million to non-ferrous sales. Excluding acquisitions, non-ferrous sales increased by $67.5 million. The increase in non-ferrous sales was attributable to higher average selling prices amounting to $38.1 million and higher sales volume totaling $29.4 million. The average selling price for non-ferrous products was approximately $1.14 per pound for the year ended December 31, 2010 compared to $0.87 per pound for the year ended December 31, 2009.

Platinum Group Metal Sales

Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals, platinum, palladium, and rhodium. PGM sales increased $90.3 million, or 130.1%, to $159.7 million for the year ended December 31, 2010, compared to $69.4 million for the year ended December 31, 2009. The increase in PGM sales was a result of higher sales volumes totaling $54.8 million and higher average selling prices totaling $35.5 million. The average selling price for PGM material was approximately $1,040 per troy ounce for the year ended December 31, 2010 compared to $720 per troy ounce for the year ended December 31, 2009, an increase of approximately 44.2%. Total PGM sales volumes amounted 145,600 troy ounces for the year ended December 31, 2010, compared to 86,500 troy ounces sold for the year ended December 31, 2009.

Lead Fabricating

Sales

Lead fabrication sales increased by $2.9 million, or 4.6%, to $65.4 million in the year ended December 31, 2010 compared to lead fabrication sales of $62.5 million in the year ended December 31, 2009. The increase was due to higher average selling prices amounting to $16.3 million but was offset by lower volume sold totaling $13.4 million. The average selling price for lead fabricated products was approximately $1.42 per pound for the year ended December 31, 2010, compared to $1.07 per pound for the year ended December 31, 2009, an increase of approximately 32.7%.

Operating Expenses

Operating expenses increased by $237.5 million, or 99.1%, to $477.1 million for the year ended December 31, 2010 compared to operating expenses of $239.6 million for the year ended December 31, 2009. Acquisitions added $38.7 million to operating expenses. Excluding acquisitions, the increase in operating expenses was due to a $188.1 million increase in the cost of purchased metals and a $10.7 million increase in other operating expenses. These operating expense changes include increases in wages and benefits of $4.3 million, vehicle maintenance and repair expenses of $2.6 million, freight charges of $2.4 million and other operating costs of $160,000. The prior year period also reflected a $1.2 million benefit from legal settlements which was not present in the current year.

Selling, General and Administrative

Selling, general and administrative expenses increased by $488,000, or 4.8% of sales, to $26.5 million for the year ended December 31, 2010, compared to $26.0 million, or 8.9% of sales for the year ended December 31, 2009. Acquisitions added $882,000 to selling, general, and administrative expenses in 2010. Excluding acquisitions selling, general and administrative costs decreased by $394,000. Significant changes in component expenses of selling, general and administrative costs include increases in wages and benefits of $1.6 million and an increase in advertising and promotional expenses of $222,000. These expenses were offset by a decrease in legal and consulting expense of $2.2 million primarily related to litigation costs incurred in 2009 not incurred in 2010.

Depreciation and Amortization

Depreciation and amortization expenses increased by $488,000 to $13.7 million, or 2.5% of sales, for the year ended December 31, 2010, compared to $13.2 million, or 4.5% of sales, for the year ended December 31, 2009. Acquisitions added $604,000 to depreciation and amortization. Excluding acquisitions depreciation and amortization expense decreased slightly.

Operating Income (Loss)

Operating income for the year ended December 31, 2010 increased by $22.8 million, or 166.4%, to $36.5 million compared to an operating income of $13.7 million for the year ended December 31, 2009. Acquisitions added $602,000 in operating loss for the year ended December 31, 2010. Excluding acquisitions, operating income increased by $23.4 million. This increase in operating income primarily occurred in the Company’s Scrap metal recycling segment amounting to $23.4 million. The Lead fabricating segment experienced a decrease in operating income of $1.6 million but was offset by a $1.6 million decrease in the operating loss experienced by corporate and other.

Financial and Other Income/(Expense)

Interest expense was $9.8 million for the year ended December 31, 2010 compared to $15.3 million for the year ended December 31, 2009. The $5.5 million decrease in interest expense was primarily attributable to lower interest rates on a majority of our outstanding debt. In March 2010, the Company refinanced a substantial portion of its debt at reduced interest rates. Most notably, we retired $30.6 million of 14.0% term notes with proceeds of the Credit Agreement with JPMChase at average interest rates ranging from 4.5% to 5.25%. In 2009, we retired $70.4 million in debt through repayments and exchanges, and issued $2.5 million in new debt. In April and June 2009, $18.4 million of debt was extinguished by its conversion into equity and in August 2009, the Company used $18.8 million of proceeds from an equity offering to pay down other debt.

Other expense for the year ended December 31, 2010 includes $3.0 million in charges related to the refinancing of our senior credit facilities. The items comprising this amount include the write off of $2.1 million of unamortized deferred financing costs related to our prior credit facilities and $939,000 of costs related to the termination of an interest rate swap agreement related to those prior facilities. The year ended December 31, 2009 include a $542,000 write off of unamortized deferred financing costs resulting from an amendment to the prior credit facility with Wells Fargo Foothill.

Other (expense)/income for the year ended December 31, 2010, includes income of $496,000 to adjust financial instruments to their respective fair values as compared to a $2.0 million loss for the year ended December 31, 2009.

For the year ended December 31, 2010 we recorded income of $28,000 for our 40% share of income in a manufacturer of radiation shielding solutions for the nuclear medicine community. For the year ended December 31, 2009, we recorded a $3.8 million loss related to our investment in Beacon Energy Holdings Inc. Our loss from Beacon for the year ended December 31, 2009 includes a $2.6 million write-down of the carrying value of our investment in Beacon and $1.2 million loss for our share of Beacon Energy’s loss for the year ended December 31, 2009.

For the year ended December 31, 2010 we recorded a gain of $101,000 net of amortized issue costs, for the repurchase, in cash, of $500,000 in convertible notes. For the year ended December 31, 2009, the Company recorded an $8.1 million gain on Convertible Note exchanges entered into with certain holders of the Company’s 7% Convertible Notes.

Income Taxes

For the year ended December 31, 2010, we recognized income tax expense of $9.8 million on income from continuing operations of $23.3 million resulting in an effective tax rate of 42%. For the year ended December 31, 2009, we recognized income tax expense of $1.7 million on a loss from continuing operations of $1.9 million resulting in an effective tax rate of negative 91%. Our effective tax rate is influenced primarily by permanent differences between income for tax purposes and income for book purposes such as fair value adjustments to financial instruments, stock based compensation, amortization of certain intangibles and changes to our valuation reserves on state net operating loss carryforwards and state income tax credits.

Discontinued Operations

The Company continues to incur environmental monitoring costs of its former secondary lead smelting and refining plant in College Grove, Tennessee and a secondary lead smelting operation based in Tampa, Florida. We incurred nominal amounts for environmental remediation costs, site maintenance and monitoring. Discontinued operations for the year ended December 31, 2010, resulted in a combined loss of $15,000 ($9,000 net of income taxes) for both former facilities. Discontinued operations for the year ended December 31, 2009, include $500,000 in proceeds from a former lead supplier of Gulf Coast Recycling in lieu of future potential liability claims and a $322,000 gain on the sale of the former secondary lead smelting and refining plant in College Grove, Tennessee. Offsetting these gains were environmental maintenance and response costs and legal fees for the Jernigan site in Seffner, Florida and certain other offsite remediation in the vicinity of Gulf Coast’s former smelting facility totaling $280,000.

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

Platinum Group Metal Sales

Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains the platinum group metals, platinum, palladium, and rhodium. PGM sales decreased $266.9 million, or 79.4%, to $69.4 million for the year ended December 31, 2009, compared to $336.3 million for the year ended December 31, 2008. The decrease in PGM sales was a result of lower sales volumes totaling $210.3 million and lower average selling prices totaling $56.6 million. The average selling price for PGM material was approximately $720 per troy for the year ended December 31, 2009 compared to $42.42 per pound for the year ended December 31, 2008, a decrease of approximately 45.7%. Total PGM sales volumes amounted 3.0 million pounds for the year ended December 31, 2009, compared to 7.9 million pounds sold for the year ended December 31, 2008.

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

Impairment charges

Improvements in the global economic environment and commodity prices experienced throughout 2009 relative to the conditions that existed in the last several months of 2008 resulted in improved operating results in all of our reporting units. Additionally, our market capitalization exceeded the reported value of our net equity by $74.4 million at December 31, 2009. We also performed a review, and where necessary, required testing of long-lived assets. Our analysis indicated that no impairment charges to our goodwill, other intangibles and long-lived assets were required for the year ended December 31, 2009. For the year ended December 31, 2008, we recorded impairment charges of $36.3 million to goodwill and charges of $22.8 million for other intangible assets.

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

Operating Income (Loss)

Operating income (loss) for the year ended December 31, 2009 increased by $53.7 million, or 134%, to $13.7 million compared to an operating loss of $40.0 million for the year ended December 31, 2008. Acquisitions added $1.8 million in operating income for the year ended December 31, 2009. Impairment charges in the year ended December 31, 2008, not incurred in the current year period contributed $59.0 million to the increase in operating income. Excluding acquisitions and the absence of impairment charges in 2009, operating income decreased by $7.1 million. This decrease in operating income primarily occurred in the Company’s Scrap metal recycling segment amounting to $19.0 million but was offset by increases in operating income from the Lead fabricating segment amounting to $10.6 million and $1.3 million in corporate and other.

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

Other (expense)/income for the year ended December 31, 2009, includes a loss of $2.0 million to adjust financial instruments to their respective fair values as compared to $1.9 million in income for the year ended December 31, 2008.

We also recorded a $3.8 million loss for the year ended December 31, 2009 compared to a loss of $3.4 million loss for our share of Beacon Energy Holding, Inc.’s loss for the period beginning July 1, 2008 (the date of deconsolidation) and ended December 31, 2008. Our loss from Beacon for the year ended December 31, 2009 includes a $2.6 million write-down of the carrying value of our investment in Beacon and $1.2 million loss for our share of Beacon’s loss for the year ended December 31, 2009.

For the year ended December 31, 2009, the Company recorded an $8.1 million gain on the Convertible Note exchange entered into with certain holders of the Company’s 7% convertible notes. No similar transaction occurred in the year ended December 31, 2008.

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

Non-controlling Interest in Losses of Subsidiaries

The non-controlling interest in losses of consolidated subsidiaries for the year ended December 31, 2009 was immaterial. The non-controlling interest in losses of consolidated subsidiaries totaling $413,000 for the year ended December 31, 2008 includes $344,000 representing 53% of the net losses of Beacon Energy Corp. for the period beginning January 1, 2008 and ending on June 30, 2008, the date of deconsolidation. On June 30, 2008, Beacon Energy Corp. (now Beacon Energy Holdings, Inc.) ceased to be a consolidated subsidiary resulting from a reduction in our ownership percentage. The year ended December 31, 2008 also includes $69,000 representing 49% of the net loss of a joint venture operation acquired with the Totalcat acquisition.

Discontinued Operations

For the year ended December 31, 2009, we recorded income from discontinued operations of $357,000 ($195,000 net of income taxes), compared to a loss from discontinued operations of $2.0 million ($1.2 million, net of income tax benefit) for the year ended December 31, 2008. Discontinued operations for the year ended December 31, 2009, include $500,000 in proceeds from a former lead supplier of Gulf Coast Recycling in lieu of future potential liability claims and a $322,000 gain on the sale of the former secondary lead smelting and refining plant in College Grove, Tennessee. Offsetting these gains were environmental maintenance and response costs and legal fees for the Jernigan site in Seffner, Florida and certain other offsite remediation in the vicinity of Gulf Coast’s former smelting facility totaling $280,000. Environmental maintenance and response costs for the year ended

December 31, 2008 amounted to $1.5 million. We also incurred environmental monitoring costs related to a former secondary lead smelting and refining plant in College Grove, Tennessee. Environmental expenses at the former College Grove facilities amounted to $185,000 and $520,000 for the years ended December 31, 2009 and December 31, 2008, respectively.

On May 31, 2006, the Company sold substantially all of the assets of its Gulf Coast Recycling, Inc. subsidiary until then a secondary lead smelting operation based in Tampa, Florida. The Company will continue to incur environmental maintenance and response costs for certain other offsite remediation in the vicinity of Gulf Coast’s former smelting facility.

QUARTERLY FINANCIAL INFORMATION

	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	3/31/2009	6/30/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010
	(Unaudited)
	(In thousands, except share and per share data)

Selected Income Statement Data:
Revenue	$53,284	$62,348	$91,480	$84,621	$134,079	$144,575	$136,956	$137,643

Costs and expenses
Operating expenses	43,473	50,880	72,982	72,312	109,893	128,127	118,161	120,885
Selling, general and administrative expenses	6,309	5,399	7,578	6,708	7,181	6,464	6,294	6,543
Depreciation and amortization	3,287	3,307	3,174	3,472	3,400	3,236	3,450	3,642
Gain on insurance recovery	—	—	—	—	—	—	(513)	—
Gain on acquisition	—	—	—	(866)	—	—	—	—

	53,069	59,586	83,734	81,626	120,474	137,827	127,392	131,070

Operating Income	$215	$2,762	$7,746	$2,995	$13,605	$6,748	$9,564	$6,573

Income (loss) from continuing operations	$(3,709)	$1,064	$5,059	$(6,054)	$3,519	$4,423	4,491	$1,038
Discontinued operations	158	24	(5)	18	(5)	(5)	2	(1)

Net income (loss)	$ (3,551)	$1,088	$5,054	$(6,036)	$3,514	$4,418	$4,493	$1,037

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.10)	$0.03	$0.12	$(0.13)	$0.08	$0.10	$0.10	$0.02
Discontinued operations, net	—	—	—	—	—	—	—	—

Net income (loss)	$(0.10)	$0.03	$0.12	$(0.13)	$0.08	$0.10	$0.10	$0.02

Diluted:
Income (loss)from continuing operations	$(0.10)	$0.03	$0.12	$(0.13)	$0.08	$0.10	$0.10	$0.02
Discontinued operations, net	—	—	—	—	—	—	—	—

Net income (loss)	$(0.10)	$0.03	$0.12	$(0.13)	$0.08	$0.10	$0.10	$0.02

Weighted Average Common Shares Outstanding:
Basic	36,427,913	38,295,781	43,534,362	46,409,898	46,428,260	46,443,348	46,449,302	46,495,116

Diluted	36,427,913	38,354,045	43,534,362	46,409,898	46,439,400	46,463,537	46,449,302	46,495,116

LIQUIDITY AND CAPITAL RESOURCES

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of December 31, 2010 ($ in thousands):

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Debt Obligations(1)	$122,868	$9,867	$31,855	$80,289	$857
Capital Lease Obligations(2)	3,094	1,380	1,313	394	7
Operating Lease Obligations	3,014	1,456	1,348	131	79
Letters of Credit	1,921	1,921	—	—	—
Environmental Obligations	1,564	216	254	79	1,015

Total	$132,461	$14,840	$34,770	$80,893	$1,958

(1)	Approximately 33% of debt obligations as of December 31, 2010 accrued interest at a variable rate (the lender’s base rate plus a margin). The remaining 67% of debt obligations as of December 31, 2010 required accrued interest at fixed rates having a weighted average rate of 7.01%. Interest expense on debt obligation and capital lease obligations for 2011 is estimated to approximate $7.7 million calculated by multiplying the outstanding principal balance by the obligation’s applicable interest rate in effect at December 31, 2010. Interest expense for 2011 and thereafter will increase or decrease based on the amount of outstanding borrowings and fluctuations in market based interest rates.

(2)	Includes capital leases and installment notes.

Cash Flows

For the year ended December 31, 2010, we used $5.2 million in our operating activities compared to using $25.7 million for the year ended December 31, 2009. For the year ending December 31, 2010, net income of $13.5 million and net non-cash items totaling $22.5 million was offset by a $41.1 million change in working capital components. Non-cash items included $14.6 million in depreciation and amortization, $2.8 million in stock-based compensation, $2.7 million in changes to deferred income taxes and $2.1 million of deferred financing costs written off due to debt refinancing. These items were offset by other noncash items of $295,000. Changes for reduction in working capital items include $24.3 million in increased accounts receivable balances and $20.9 million for increases in inventory. These working capital items were offset by a $2.5 million in decreases in prepaid and other items and a $1.6 million increase in accounts payable and accrued expenses. For the year ended December 31, 2009, a net loss of $3.4 million and changes in working capital components of $38.8 million was offset by net non-cash items totaling $16.9 million. Non-cash items included $14.5 million in depreciation and amortization, $2.5 million in stock-based compensation expense, $2.0 million in fair value adjustments to financial instruments, $3.5 million in changes to deferred income taxes, $4.2 million for our share of Beacon Energy’s loss and other non-cash items totaling $398,000. These positive non-cash items were offset by $8.1 million gain on debt extinguishment, $1.3 million in gain recorded in settlements of litigation and $866,000 gain recorded on business acquisitions. Changes for reduction in working capital items include $20.2 million for increases in inventory, $9.7 million in increased accounts receivable balances and $15.0 million in reductions in accounts payable and accrued expenses. These working capital items were offset by $6.1 million in decreases in prepaid and other items. For the year ended December 31, 2008, a net loss of $43.7 million was offset by net non-cash items totaling $74.1 million and changes in working capital of $28.6 million. Non-cash items included $59.0 million of impairment charges to goodwill and other intangibles, $13.6 million in depreciation and amortization, $7.8 million in inventory markdowns to market value, $6.2 million in reserve allowances for uncollectible receivables and vendor advances, $3.4 million for our share of Beacon Energy’s loss and a $501,000 gain on the sale of property and equipment. These positive non-cash items were offset by $16.4 million in changes to deferred income taxes. Changes for reduction in working capital items include $24.5 million for reductions in inventory, $23.8 million in reduced accounts receivable balances and $309,000 for reductions in prepaid and other items. These working capital items were offset by $20.0 million in reductions in accounts payable and accrued expenses.

For the year ended December 31, 2010, we used $4.9 million in cash for investing activities compared to using net cash $5.4 million in net cash for the year ended December 31, 2009. For the year ended December 31, 2010, we paid $5.4 million to purchase equipment and capital improvements and invested $350,000 in a manufacturer of radiation shielding solutions for the nuclear medicine community. These items were offset by $646,000 in proceeds from the sale of property and equipment and a $220,000 change in other assets. For the year ended December 31, 2009, we paid $2.5 million to acquire businesses, and $3.0 million for purchases of equipment and capital improvements. For the year ended December 31, 2008, we paid $107.2 million in cash to acquire businesses, $11.1 million for purchases of equipment and capital improvements and invested $600,000 in biofuel related projects. These uses were offset by a $1.9 million reduction in restricted cash, a $600,000 change to other assets and we received $118,000 for the sale of equipment.

For the year ended December 31, 2010, we generated $8.7 million in financing activities compared to using $26.9 million of net cash during the year ended December 31, 2009. For the year ended December 31, 2010, we received $9.5 million in proceeds of new debt, received $4.6 million in net proceeds under our revolving credit facility and received $407,000 in proceeds from the exercise of common stock options. These amounts were offset by debt repayments of $4.5 million and the payment of $1.3 million in debt issue costs. For the year ended December 31, 2009, we repaid $50.3 million of debt, net of new borrowings and paid $1.5 million in debt issue costs on amendments to our loan agreements. These amounts were offset by $24.8 million in proceeds from the sale of our common stock. For the year ended December 31, 2008, we generated $125.3 million from new borrowings primarily the issuance of $100.0 million in 7% convertible notes, $28.5 million from the sale of common stock and $677,000 in proceeds from the exercise of common stock options. Our former Beacon Energy subsidiary received $3.9 million for the sale of its common stock and also received $1.7 million from the sale of convertible notes. Debt repayments totaled $37.1 million and we paid $5.8 million in debt issue costs primarily related to the $100.0 million convertible note offering.

Financing and Capitalization

On March 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consisted of senior secured credit facilities in the aggregate amount of $65.0 million, including a $57.0 million revolving line of credit (the “Revolver”) and an $8.0 million machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, were not to exceed the lesser of $57.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at our election, the current LIBOR rate plus 3.5% (an effective rate of 3.99% as of December 31, 2010). The term loan accrued interest at the Base Rate plus 2% or, at our election, the current LIBOR rate plus 4.25% (an effective rate of 4.60% as of December 31, 2010). Under the Agreement, we are subject to certain operating covenants and are restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Agreement contains certain financial covenants, including minimum fixed charge coverage ratios, and maximum capital expenditures covenants. Obligations under the Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Agreement are used for present and future acquisitions, working capital, and general corporate purposes.

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

As of December 31, 2010, we had approximately $19.8 million of borrowing availability under the Credit Agreement.

On January 27, 2011 we entered into a Second Amendment (the “Amendment”) to the Credit Agreement. The Amendment provides for an increase in the maximum amount available under the Credit Agreement to $85.0 million, including $70.0 million under the revolving credit facility (up from $57.0 million) and an additional term loan to be available in multiple draws in the aggregate amount of $9.0 million earmarked for contemplated capital expenditures. The term loan funded at the closing of the Credit Agreement continues to amortize. The Amendment increases the advance rate for inventory under the revolving facility’s borrowing base formula. LIBOR-based interest rates have been reduced to the current LIBOR rate plus 3.25% for revolving loans and the current LIBOR rate plus 3.75% for term loans. The Amendment also adjusts the definition of “Fixed Charges” and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets, and extends the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014. The remaining material terms of the Credit Agreement remain unchanged by the Amendment.

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

As of December 31, 2010, the outstanding balance on the Notes was $79.9 million (net of $1.2 million in unamortized discount related to the original fair value warrants issued with the Notes).

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

On August 26, 2010, the Company repurchased convertible notes totaling $500,000 for $375,000 using proceeds of the Revolver described above resulting in a gain of $101,000 net of unamortized warrant discount.

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

All Convertible Notes surrendered in the repurchase and exchanges were retired and cancelled.

Future Capital Requirements

As of December 31, 2010, we had $3.5 million in cash and cash equivalents, availability under the Credit Agreement of $19.8 million and total working capital of $109.5 million. As of December 31, 2010, our current liabilities totaled $34.2 million. We expect to fund our current working capital needs, interest payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Credit Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.

Historically, the Company has entered into negotiations with its lenders when it was reasonably concerned about potential breaches and prior to the occurrences of covenant defaults. A breach of any of the covenants contained in lending agreements could result in default under such agreements. In the event of a default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require the Company to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts borrowed by the Company, together with accrued interest, to be due and payable. In the event that this occurs, the Company may be unable to repay all such accelerated indebtedness, which could have a material adverse impact on its financial position and operating performance.

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

Beacon Energy Investment

As of December 31, 2010 and 2009, the Company owned 33.1% of the outstanding stock of Beacon Energy Holdings, Inc. (“Beacon”). On January 26, 2011, Beacon announced it had entered into a merger agreement with Environmental Quality Management, Inc. The merger, which closed February 8, 2011, reduced our interest to approximately 5.9%. Our investment in Beacon was totally written off during the fourth quarter of 2009.

Acquisitions

As discussed in Note 26 to the financial statements, we acquired 100% of the outstanding capital stock of Goodman Services, Inc., a Bradford, Pennsylvania-based full service recycling company with additional facilities in Jamestown, New York and Canton, Ohio. The acquisition is consistent with our expansion strategy of penetrating geographically contiguous markets and benefiting from intercompany and operating synergies that are available through consolidation. Goodman Services locations complement our existing facilities in the Great Lakes corridor. Bradford is 160 miles from our Pittsburgh operations and will become a feed source for the Pittsburgh shredder. Jamestown is 75 miles from our Buffalo yards. Canton, Ohio is in close proximity to our operations in Akron, Ohio.

On December 8, 2009, our Metalico Youngstown, Inc. (“Youngstown”) subsidiary closed a purchase of substantially all of the operating assets of Youngstown Iron & Metal, Inc (“YIM”) and Atlas Recycling Inc. (“ARI”) two scrap related scrap recycling facilities principally located in Youngstown, Ohio. The acquisition includes all inventory and equipment including a Newell 80-104 auto shredder located directly adjacent to YIM’s key consumer. The acquisition also included all real estate owned by affiliates of the sellers and used in their businesses. We closed the real estate portion of the transaction June 30, 2010.

Contingencies

Metalico, Inc.’s subsidiary in Tampa, Florida, Gulf Coast Recycling, Inc. is a party to two settlement agreements arising from contamination at a site in Seffner, Florida (the “Jernigan Site”) alleged to have occurred in the 1970s. Required remediation at the Jernigan site was substantially completed in 2008. The Company estimates future maintenance costs for the Jernigan Site at $753,000. The accompanying financial statements do not include any receivables that might result from any additional settlements or recoveries.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2010, $41.3 million of our outstanding debt consisted of variable rate borrowings pursuant to the Credit Agreement with JPMChase Bank. Borrowings under the Credit Agreement bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings at December 31, 2010 were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $413,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of December 31, 2010.

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

Risk from Common stock market price

We are exposed to risks associated with the market price of our own common stock. In connection with certain financings, we have issued warrants that can be “put” to us upon a change of control. We are required to use the value of our common stock as an input variable to determine the fair value of the liability associated with the put warrant. Fluctuations in the market price of our common stock have an effect on the liability. For example, if the price of our common stock was $1.00 higher as of December 31, 2010, the put warrant liability would increase by $964,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We engaged J.H. Cohn LLP our current Independent Registered Public Accounting Firm in March 2009. There were no disagreements with accountants during 2010.

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

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm, J.H. Cohn LLP, audited our internal control over financial reporting as of December 31, 2010. J.H. Cohn’s report dated March 14, 2011 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders
Metalico, Inc.

We have audited Metalico, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows of the Company for the years then ended, and our report dated March 14, 2011 expressed an unqualified opinion.

/s/ J. H. Cohn LLP

Roseland, New Jersey
March 14, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The directors and executive officers, their ages, positions held and duration as director as of March 4, 2011, are as follows:

Name	Age	Position and Offices	Director Since

Carlos E. Agüero	58	Chairman, President, Chief Executive Officer and Director	1997
Michael J. Drury	54	Executive Vice President and Chief Operating Officer for PGM and Lead Operations and Director	1997
Bret R. Maxwell (1,2,3)	52	Director	1997
Walter H. Barandiaran (1,2,3)	58	Director	2001
Paul A. Garrett (2,3)	64	Director	2005
Sean P. Duffy(1)	51	Director	2010
Arnold S. Graber	57	Executive Vice President, General Counsel and Secretary	—
Eric W. Finlayson	52	Senior Vice President and Chief Financial Officer	—
Kenneth P. Mueller	57	Senior Vice President and Chief Operating Officer of Ferrous and Nonferrous Scrap Metal Recycling	—

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

(3)	Member of Nominating Committee.

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

Carlos E. Agüero, age 58, founded Metalico in August 1997 and has served as its Chairman of the Board, President and Chief Executive Officer since that time. From 1990 to 1996, he held the positions of President, Chief Executive Officer and a director of Continental Waste Industries, which he founded in 1990 and helped guide through more than thirty acquisitions and mergers. Continental commenced trading on the NASDAQ National Market in 1993 and was acquired by Republic Industries in 1996. Mr. Agüero is also a director of EQM Technologies & Energy, Inc. (“EQM”), the successor by merger to Beacon Energy Holdings, Inc., a corporation organized to produce and market biodiesel within the larger biofuels sector and to invest in other biodiesel producers. We currently own 5.9% of the outstanding common stock of EQM, which trades on the OTC Bulletin Board.

Michael J. Drury, age 54, has been an Executive Vice President since our founding in August 1997 and a Director since September 1997. He was additionally named Chief Operating Officer for PGM and Lead Operations in 2011. He served as our Secretary from March 2000 to July 2004. From 1990 to 1997, Mr. Drury was Senior Vice President, Chief Financial Officer and a director of Continental Waste Industries. He has a degree in accounting and is experienced in acquisition development, investor relations, operations and debt management. He has broad knowledge of debt financing and industrial operations.

Bret R. Maxwell, age 52, has been a Director since September 1997. He has been the managing general partner of MK Capital LP, a venture capital firm specializing in investments in technology, digital media and outsourcing companies, since its formation in 2002. Beginning in 1982, Mr. Maxwell was employed by First Analysis Corporation, where he founded the venture capital practice in 1985 and was later co-chief executive officer. Since 1985 he has personally led more than forty investments in industries including telecommunication products and services, environmental services, information security and business services and brings an investor’s perspective to the Board. Mr. Maxwell chairs the Board’s Compensation Committee and also serves on the Audit and Nominating Committees.

Walter H. Barandiaran, age 58, has been a Director since June 2001. He is a founder and a managing partner of The Argentum Group, a New York-based private equity firm founded in 1987 that serves as a general partner of several investment funds focusing in the healthcare services, information technology, industrial sector, and outsource businesses. Mr. Barandiaran also serves as the chairman of AFS Technologies, Inc., a provider of ERP software to the food industry, since 2003 and EQM Technologies & Energy, Inc., a provider of engineering, consulting and remediation services and biodiesel development and production, since its formation by merger in 2011 and was the chairman of its predecessor, Environmental Quality Management, Inc., from 2007 to the date of the merger. Mr. Barandiaran was also the chief executive officer of HorizonLive, Inc., now known as Wimba, Inc. from 2002 until 2004. He additionally serves on the boards of directors of several privately held corporations in which The Argentum Group or its affiliates have invested. He is as well a trustee of the Baruch College Fund of Baruch College, City University of New York. Mr. Barandiaran has more than fifteen years of private equity investment experience, during which time he has led more than thirty investments for Argentum’s funds. His areas of investment expertise include outsourced business services, technology-enabled services, and clean (environmental) technologies and services. Mr. Barandiaran is a member of the Board’s Audit and Compensation Committees and chairs the Nominating Committee.

Paul A. Garrett, age 64, has been a Director since March 2005. From 1991 to 1998 he was the chief executive officer of FCR, Inc., an environmental services company involved in the recycling of paper, plastic, aluminum, glass and metals. Upon FCR’s merger in 1998 into KTI, Inc., a solid waste disposal and recycling concern that operated waste-to-energy facilities and manufacturing facilities utilizing recycled materials, he was appointed vice chairman and a member of KTI’s Executive Committee. He held those positions until KTI was acquired by Casella Waste Systems, Inc., in 1999. For a period of ten years before his entry into the recycling industry Mr. Garrett was an audit partner with the former Arthur Andersen & Co. The Board recognized this experience in recommending his election and his appointment to our Audit Committee. He also serves as a director of EQM Technologies & Energy, Inc., an environmental remediation and biodiesel development and production concern. He chairs the Board’s Audit Committee and serves on the Nominating Committee.

Sean P. Duffy, age 51, is the President and Chief Operating Officer of Re Community, Inc., an innovative recycling company based in Charlotte, North Carolina, and was the President of FCR Recycling and a Regional Vice President of its parent, Casella Waste Systems, Inc. until the sale of FCR to Re Community in 2011. Re Community processes and resells recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, containers and bottles. Mr. Duffy joined FCR at its founding in 1983 and served that company in various capacities, including President, until it was acquired by Casella in 1999. He is an experienced executive with background and perspective in segments of the recycling industry in which the Company has had little or no prior activity. He was elected a director of the Company January 1, 2010. He is a member of the Board’s Compensation Committee.

Arnold S. Graber, age 57, has been Executive Vice President and General Counsel of the Company since May 3, 2004 and our Secretary since July 1, 2004. From 2002 until April 2004 he practiced with the firm of Otterbourg, Steindler, Houston & Rosen, P.C. in New York, New York, where he focused on transactional matters and corporate finance. From 1998 to 2001 he served as general counsel of a privately held paging carrier and telecommunications retailer. He is a member of the bars of the States of Illinois, New Jersey, and New York.

Eric W. Finlayson, age 52, has been our Senior Vice President and Chief Financial Officer since the Company’s founding in August 1997. Mr. Finlayson is a Certified Public Accountant with more than twenty-five years of experience in accounting. He has extensive background in SEC reporting and compliance. From 1993 through 1997, Mr. Finlayson was Corporate Controller of Continental Waste Industries.

Kenneth P. Mueller, age 57, was appointed our Senior Vice President and Chief Operating Officer of Ferrous and Nonferrous Scrap Metal Recycling in 2011. Mr. Mueller began his recycling career in 1976 with Luria Bros. in Peoria, IL. He has held numerous commercial and operations management positions over the years with Luria Bros., The Snyder Group in Pittsburgh (a predecessor to our operations in western Pennsylvania), Columbia Iron and Metal in Cleveland, and Cozzi Iron and Metal, in both Chicago and Pittsburgh. In 1997, Mueller relocated to Phoenix as President of Metal Management AZ. From 2004 to 2010 he was Western Regional President of Sims Metal Management based in Phoenix.

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

Based solely on its review of the copies of such reports and written representations from certain reporting persons, we believe that all of our directors, officers, and 10% stockholders complied with all filing requirements applicable to them during the 2010 fiscal year.

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

Audit Committee

The Board of Directors has established a standing Audit Committee and pursuant to a written charter approved by the Board. The members of the Audit Committee through 2010 and as of March 4, 2011 were Messrs. Garrett (Committee Chair), Maxwell, and Barandiaran. Each member of the Audit Committee is “independent” as defined in the listing standards of the NYSE Amex and under the SEC’s Rule 10A-3. The Board has determined that Mr. Garrett satisfies the requirements for an “audit committee financial expert” under the rules and regulations of the SEC, based on Mr. Garrett’s experience as set forth in his biographical information above.

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

We view the three components of our executive officer compensation as related but distinct. Although our Compensation Committee does review total compensation, we do not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our historical practices with the individual and our view of individual performance and other information we deem relevant. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. During 2010, we did not review wealth and retirement accumulation as a result of employment with us in connection with the review of compensation packages.

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

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salary is generally fixed and does not vary based on our financial and other performance. Base salaries for 2008 and 2009 for each of our named executive officers were set under the terms of their respective three-year employment agreements approved by the Board of Directors on March 20, 2007 and terminating December 31, 2009. Base salaries for 2010 for each of our named executive officers were set under the terms of their respective three-year employment agreements approved by the Board of Directors on December 21, 2009 and effective January 1, 2010 through December 31, 2012. Annual increases for the second and third years under both sets of agreements are determined by reference to the Consumer Price Index and fixed in October of the preceding year. However, each of our named executive officers waived his respective right to a contractual salary increase for 2009 and, effective February 15, 2009, agreed to a 10% salary reduction for an indefinite period in recognition of the impact of the global recession on the Company’s performance and resources. Those reductions were rescinded as of September 1, 2009.

When establishing base salaries, the Compensation Committee and management consider a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at his prior employment or in prior years with the Company as appropriate, and the number and availability of well qualified candidates to assume the individual’s role. Base salary ranges are reviewed and re-established by our Compensation Committee no less often than upon the expiration of each named executive officer’s employment agreement.

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

Long-Term Incentive Plan Awards

We have adopted our 1997 Long-Term Incentive Plan (the “1997 Plan”) and 2006 Long-Term Incentive Plan (the “2006 Plan”) for the purpose of providing additional performance and retention incentives to executive officers and other employees by facilitating their purchase of a proprietary interest in our common stock. The two plans have provided certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders and to give those employees a continuing stake in the Company’s long-term success. The Compensation Committee also believes that the use of stock-based awards offers the best approach to achieving our compensation goals. Upon the effectiveness of the 2006 Plan, our Board of Directors ceased issuing awards under the 1997 Plan. The 1997 Plan has expired and no awards granted under it are outstanding. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock awards and other equity-based rights. In most cases awards under the 2006 Plan have been in the form of stock options.

The Compensation Committee administers both plans and determines the types and amounts of awards to be granted to eligible employees. Grants to executive officers are based upon the principles underlying our Executive Bonus Plan described above. All grants are subject to the ratification of the Board of Directors. Employee directors abstain from the Board’s deliberations and votes on their own compensation. The plans permit awards to be made at any time in the Committee’s discretion. Subject to anti-dilution adjustments for changes in our common stock or corporate structure, a number of shares of common stock equal to the number of options granted under the 1997 plan have been reserved for issuance under that Plan and 4,642,522 shares of common stock have been reserved for issuance under the 2006 Plan. As of March 4, 2011 all options for shares of our common stock granted under the 1997 Plan were exercised or expired. As of March 4, 2011, options for 2,610,132 shares of our common stock and 176,000 shares of restricted stock have been granted under the 2006 Plan. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the 2006 Plan. The value of stock options is dependent upon our future stock price.

Stock option grants may be made at the commencement of employment for certain managerial-level employees. In accordance with company policy they are generally made once a year thereafter by the Compensation Committee as a component of bonus compensation. Bonus stock options are granted based upon several factors, including seniority, job duties and responsibilities, job performance, and our overall performance. The Compensation Committee considers the recommendations of the Chief Executive Officer with respect to awards for employees other than the Chief Executive Officer. Unless otherwise determined by the Compensation Committee at the time of grant, all outstanding awards under the 1997 Plan will become fully vested upon a change in control. Our 2006 Long-Term Incentive Plan provides that in the event of a “change in control,” all unvested options immediately vest and remain exercisable and vested for the balance of their stated term without regard to any termination of employment or service other than a termination for cause and any restriction or deferral on an award immediately lapses. The Compensation Committee determines the terms of all options. In general, stock options vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant at an exercise price equal to the fair market value of our common stock on the trading date occurring immediately prior to the date the grant is approved by our Board. The Compensation Committee believes that the three-year vesting schedule will provide ongoing incentives for executives and other key employees to remain in our service. All outstanding awards will become fully vested upon a change in control. Upon termination of a participant’s service with the Company, he or she may exercise his or her vested options for the period of ninety days from the termination of employment, provided, that if termination is due to death or disability, the option will remain exercisable for twelve months after such termination. However, an option may never be exercised later than the expiration of its term.

Perquisites and Other Compensation

Under the terms of their respective employment agreements, we provide each named executive officer with a leased or owned car or automotive allowance together with car insurance and life insurance. We also provide general health and welfare benefits, including medical and dental coverage. We offer participation in our defined contribution 401(k) plan. At the beginning of 2009, we contributed matching funds of up to 2% of eligible compensation for every employee enrolled in the 401(k) plan, including named executive officers. As of March 15, 2009, we suspended the contribution. On January 1, 2011, we re-instituted the Company’s 2% matching contribution. We furnish these benefits to provide an additional incentive for our executives and to remain competitive in the general marketplace for executive talent. For additional information concerning Perquisites and Other Compensation see “Employment Agreements” below.

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

Change in Control Benefits

Our named executive officers are covered by arrangements specifying that all otherwise unvested stock options fully vest upon a “change in control.” Our primary reason for including change in control benefits in compensation packages is to attract and retain the best possible executive talent.

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

Under Section 162(m) of the Internal Revenue Code, a publicly-held corporation may not deduct more than $1 million in a taxable year for certain forms of compensation made to the chief executive officer and other named executive officers listed on the Summary Compensation Table. None of our employees has received annual taxable compensation of $1,000,000 or more. While we believe that all compensation paid to our executives in 2010 was deductible, it is possible that some portion of compensation paid in future years will be non-deductible.

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

We, the Compensation Committee of the Board of Directors of Metalico, Inc. (the “Company”), have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the Company. Based on such review and discussion, we have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS

Bret R. Maxwell, Chairman
Walter H. Barandiaran
Sean P. Duffy

Summary Compensation Table

The following Summary Compensation Table, which should be read in conjunction with the explanations provided above, summarizes compensation information for our named executive officers (our chief executive officer, chief financial officer, and our other two executive officers; we had only four executive officers) for the fiscal year ended December 31, 2010:

				Stock		All Other
		Salary	Bonus(1)	Awards	Option	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(2)	Awards ($)(3)	($)		($)

Carlos E. Agüero	2010	398,591	200,000	—	494,333	14,171	(4)	1,107,095
Chairman, President and	2009	342,744	85,000	—	520,556	22,430	(4)	970,730
Chief Executive Officer	2008	362,250	150,000	96,150	338,926	31,025	(4)	978,351
Eric W. Finlayson	2010	182,213	42,000	—	104,913	8,525	(5)	337,651
Senior Vice President and	2009	156,683	35,000	—	101,033	9,964	(5)	302,680
Chief Financial Officer	2008	165,600	30,000	17,628	75,063	19,696	(5)	307,987
Michael J. Drury	2010	273,319	125,000	—	250,567	5,091	(6)	653,977
Executive Vice President and	2009	235,025	55,000	—	255,799	7,874	(6)	553,698
Chief Operating Officer for	2008	248,400	75,000	48,075	178,460	18,622	(6)	568,557
PGM and Lead Operations
Arnold S. Graber	2010	256,237	50,000	—	133,175	10,400	(7)	449,812
Executive Vice President,	2009	220,335	40,000	—	122,134	14,276	(7)	396,745
General Counsel and Secretary	2008	232,875	40,000	22,435	82,103	25,255	(7)	402,668

(1)	Cash bonuses are included in compensation for the year for which they were earned, even if actually paid or awarded in the subsequent year.

(2)	Amount reflects the expense recognized for financial reporting purposes in accordance with ASC Topic 718 of restricted stock as of the date of grant.

(3)	Amount reflects the annual amortized expense, calculated in accordance with ASC Topic 718. See Note 15 of “Notes to Financial Statements — Stock-Based Compensation Plans.”

(4)	Includes matching contribution payments made to our 401(k) Plan (2% of eligible compensation from January 1, 2009 to March 15, 2009 and 4% of eligible compensation for calendar year 2008) for the benefit of Mr. Agüero of $0, $4,338 and $16,581 and the dollar value of term life insurance premiums paid for the benefit of Mr. Agüero of $1,836, $1,836 and $1,836 for the years ending December 31, 2010, 2009 and 2008 respectively. Also includes car insurance premiums for additional vehicles of $5,600, $7,000 and $3,352 for the years ending December 31, 2010, 2009 and 2008, respectively and the personal use of a company car of $6,735, $9,256 and $9,256 for the years ending December 31, 2010, 2009, and 2008, respectively.

(5)	Includes matching contribution payments made to our 401(k) Plan (2% of eligible compensation from January 1, 2009 to March 15, 2009 and 4% of eligible compensation for calendar year 2008) for the benefit of Mr. Finlayson of $0, $1,211 and $9,224 and the dollar value of term life insurance premiums paid for the benefit of Mr. Finlayson of $725, $725 and $725 for the years ending December 31, 2010, 2009 and 2008, respectively and the personal use of a company car of $7,800, $8,028 and $9,747 for the years ending December 31, 2010, 2009, and 2008, respectively.

(6)	Includes matching contribution payments made to our 401(k) Plan (2% of eligible compensation from January 1, 2009 to March 15, 2009 and 4% of eligible compensation for calendar year 2008) for the benefit of Mr. Drury of $0, $2,417 and $10,359 and the dollar value of term life insurance premiums paid for the benefit of Mr. Drury of $1,451, $1,451 and $1,451 for the years ending December 31, 2010, 2009 and 2008, respectively and the personal use of a company car of $3,640, $4,006 and $6,812 for the years ending December 31, 2010, 2009, and 2008, respectively.

(7)	Includes matching contribution payments made to our 401(k) Plan (2% of eligible compensation from January 1, 2009 to March 15, 2009 and 4% of eligible compensation for calendar year 2008) for the benefit of Mr. Graber of $0, $1,660 and $13,440 and the dollar value of term life insurance premiums paid for the benefit of Mr. Graber of $1,124, $1,124 and $1,124 for the years ending December 31, 2010, 2009 and 2008 respectively and the personal use of a company car of $9,276, $11,492 and $10,691 for the years ending December 31, 2010, 2009, and 2008, respectively.

Grants of Plan-Based Awards

During 2010, we granted stock options to our named executive officers pursuant to our 2006 Long-Term Incentive Plan. All of the awarded stock options vest over three years in equal monthly installments from the date of grant and may be exercised for up to five years from the date of grant. Information with respect to each of these awards, including estimates regarding future payouts during the relevant performance period under each of these awards on a grant by grant basis, is set forth in the table below:

		Option Awards:		Grant
		Number of	Exercise or	Date Fair
		Securities	Base Price	Value of
		Underlying	of Option	Option
	Grant	Options	Awards	Awards(1)
Name	Date	(#)	($/Sh)	($)

Carlos E. Agüero, CEO	August 18, 2010	50,000	$3.51	$117,000
Eric W. Finlayson, CFO	August 18, 2010	30,000	$3.51	$70,200
Michael J. Drury	August 18, 2010	50,000	$3.51	$117,000
Arnold S. Graber	August 18, 2010	30,000	$3.51	$70,200

(1)	Amount for option awards reflects the total fair value of stock options in 2010, calculated in accordance with ASC Topic 718. See Note 15 of “Notes to Financial Statements — Stock-Based Compensation Plans.”

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

1997 Long-Term Incentive Plan

We adopted the 1997 Long-Term Incentive Plan (the “1997 Plan”) for the purpose of providing additional performance and retention incentives to officers and employees by facilitating their purchase of a proprietary interest in our common stock. Subject to anti-dilution adjustments for changes in our common stock or corporate structure, the 1997 Plan allowed for a number of shares of our common stock equal to the greater of 525,000 and 10% of the total number of shares of our common stock outstanding to be issued pursuant to awards under the 1997 Plan. The 1997 Plan has expired and no awards granted under it are outstanding. Upon the effectiveness of the 2006 Plan (described below), our Board of Directors ceased issuing awards under the 1997 Plan.

The 1997 Plan provided for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock awards and other equity-based rights to our officers, consultants and employees as determined by the 1997 Plan administrator from time to time in its discretion. The 1997 Plan was administered by the Compensation Committee of our Board of Directors.

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

We received no monetary consideration for the granting of stock options pursuant to the 1997 Plan. However, we received the cash exercise price for each option exercised. The exercise of options and payment for the shares received would contribute to our equity.

No types of award other than stock options were issued under the 1997 Plan.

2006 Long-Term Incentive Plan

Our 2006 Long-Term Incentive Plan (the “2006 Plan”) became effective May 23, 2006 upon approval by our stockholders at our 2006 annual meeting. The purpose of the 2006 Plan is to provide additional performance and retention incentives to officers and employees by facilitating their purchase of a proprietary interest in our common stock. Subject to anti-dilution adjustments for changes in our common stock or corporate structure, currently 4,655,988 shares of common stock have been reserved for issuance under the 2006 Plan, which plan enables us to issue awards in the aggregate of up to 10% of our outstanding common stock. As of March 4, 2011, options for 2,610,132 shares of our common stock have been granted and 2,344,993 are outstanding under the 2006 Plan and 176,000 shares of restricted stock have been granted and 17,101 have been forfeited. Of the remaining 158,899 shares outstanding under the plan, 153,274 shares have been fully vested and 5,625 shares remain unvested.

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

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The plan provides that each participant may contribute a percentage of his or her pre-tax compensation up to the statutory limit, which was $16,500 for calendar year 2010 and is again $16,500 for calendar year 2011. Participants who are age 50 or older can also make “catch-up” contributions, which for calendar years 2010 and 2011 could be up to an additional $5,000 per year above the statutory limit. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Participant contributions are held and invested by the plan’s trustee. The plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2009, we matched 100% of participant contributions up to the first 2% of eligible compensation until March 15, 2009 the date we suspended our employer match. On January 1, 2011, we re-instated the Company match of 2%.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards granted to our named executive officers that were outstanding at the end of fiscal 2010.

	Number of	Number of
	Securities	Securities
	underlying	underlying
	unexercised	unexercised	Option	Option
	options	options	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Carlos E. Agüero, CEO	5,556	44,444	$3.51	8/18/2015
	22,222	27,778	$3.88	8/18/2014
	145,833	29,167	$14.02	7/9/13
	100,000	—	$7.74	7/27/12
Eric W. Finlayson, CFO	3,333	26,667	$3.51	8/18/2015
	11,111	13,889	$3.88	8/18/2014
	25,000	5,000	$14.02	7/9/13
	18,000	—	$7.74	7/27/12
	12,500	—	$5.50	7/17/11
Michael J. Drury	5,556	44,444	$3.51	8/18/2015
	17,778	22,222	$3.88	8/18/2014
	66,667	13,333	$14.02	7/9/13
	50,000	—	$7.74	7/27/12
	15,000	—	$5.50	7/17/11
Arnold S. Graber	3,333	26,667	$3.51	8/18/2016
	15,556	19,444	$3.88	8/18/2015
	33,333	6,667	$14.02	7/9/13
	25,000	—	$7.74	7/27/12
	12,500	—	$5.50	7/17/11

Option Exercises and Stock Vested

The following table shows aggregate exercises of stock options and vests of restricted stock by our named executive officers during the year ended December 31, 2010.

	Shares		Shares
	Acquired		Acquired
	on	Value	on	Value
	Exercise	Realized(1)	Vesting	Realized(2)
Name	(#)	($)	(#)	($)

Carlos E. Agüero, CEO	23,333	35,350	10,000	50,113
Eric W. Finlayson, CFO	10,000	14,500	1,833	9,187
Michael J. Drury	16,667	22,251	5,000	25,056
Arnold S. Graber	10,000	22,650	2,333	11,693

(1)	Value based on the aggregate difference between the exercise price and the average of the high and low market price on the date of exercise.

(2)	Value based on the dollar amount realized upon each quarterly vesting date by multiplying the number of shares of stock vested by the average of the high and low market price on the vesting date.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2010.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified compensation benefits from us during the year ended December 31, 2010.

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

Mr. Mueller’s employment agreement expires February 21, 2014. His agreement is similar to those between the Company and the other named executive officers except that his annual salary increase is equal to the increase in the Consumer Price Index over the previous year but cannot be more than 3.5% and the amount of his annual bonus will be within a range of 20% to 60% of his annual salary.

Under their respective agreements we also provide each of Messrs. Agüero, Drury and Mueller with a $500,000 life insurance policy and each of Messrs. Graber and Finlayson with a $300,000 life insurance policy. Each named executive officer is also furnished with the use of a car.

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

An executive may be terminated for “cause” if he (a) neglects his duties and such neglect is not discontinued promptly after written notice, (b) is convicted of any felony, (c) fails or refuses to comply with the reasonable written policies of the Company or directives of executive officers that are not inconsistent with his position and such failure is not discontinued promptly after written notice, or (d) materially breaches covenants or undertakings under his employment agreement and such breach is not remedied promptly. “Good reason” under the employment agreements means the occurrence, without the executive’s prior written consent, of any of the following events: (i) a substantial reduction of the executive’s duties, responsibilities, or status as an officer (except temporarily during any period of disability), or the executive being required to report to any person other than the executive to whom he currently reports; (ii) a change in the office or location where the executive is based on the date of his employment agreement of more than thirty (30) miles, which new location is more than sixty (60) miles from the executive’s primary residence; or (iii) a breach by the Company of any material term of the employment agreement. “Change in control” under the employment agreements means the occurrence of: (i) the acquisition at any time by a “person” or “group” (as those terms are used in Sections 13(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (excluding, for this purpose, the Company or any subsidiary or any benefit plan of the Company or any subsidiary) of beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly, of securities representing 50% or more of the combined voting power in the election of directors of the then- outstanding securities of the Company or any successor of the Company; (ii) the termination of service as directors, for any reason other than death or disability, from the Board, during any period of two (2) consecutive years or less, of individuals who at the beginning of such period constituted a majority of the Board, unless the election of or nomination for election of each new director during such period was approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of the period; (iii) approval by the stockholders of the Company of any merger or consolidation or statutory share exchange as a result of which the common stock of the Company is changed, converted or exchanged (other than a merger or share exchange with a wholly-owned subsidiary of the Company) or liquidation of the Company or any sale or disposition of 50% or more of the assets or earning power of the Company except for a tax free distribution of any portion of the Company to its stockholders; or (iv) approval by the stockholders of the Company of any merger or consolidation or statutory share exchange to which the Company is a party as a result of which the persons who were stockholders of the Company immediately prior to the effective date of the merger or consolidation or statutory share exchange shall have beneficial ownership of less than 50% of the combined voting power in the election of directors of the surviving corporation following the effective date of such merger or consolidation or statutory share exchange. “Change in control” does not include any reduction in ownership by the Company of a subsidiary of the Company or any other entity designated by the Board in which the Company owns at least a 50% interest (including, but not limited to, partnerships and joint ventures.)

Each agreement contains confidentiality restrictions applicable during and after the period of employment, non-solicitation of employees during the period of employment and for two years following termination (or in Mr. Mueller’s case, a variable period up to three years), and non-competition and other non-solicitation provisions applicable during the period of employment and (i) for Mr. Mueller, a variable period up to three years, and (ii) for Messrs. Agüero, Drury, Graber and Finlayson, upon payment of an additional sum equal to the executive’s annual base salary for each year, for up to two years following termination of employment.

The following table describes the potential payments to the listed named executive officers (other than Mr. Mueller, who was not a named executive officer in 2010) upon such executives’ termination without cause under their respective employment agreements. No additional or alternative salary or benefits would be provided upon a change of control.

		Equity
Name	Salary(1)	Acceleration(2)	Benefits(3)

Carlos E. Agüero, CEO	$398,591	$160,889	$19,386
Eric W. Finlayson, CFO	$182,213	$90,978	$19,386
Michael J. Drury	$273,319	$149,778	$19,386
Arnold S. Graber	$256,237	$102,089	$19,386

(1)	Represents one year of base salary as of December 31, 2010.

(2)	Calculated based on a change of control taking place as of December 31, 2010 and assuming a price per share of $5.88, which was the closing price for our stock on December 31, 2010. Represents the full acceleration of unvested stock options held by such named executive officer at that date.

(3)	Under their respective employment agreements, each named executive officer is entitled to twelve months of continued COBRA health benefits upon termination without cause or for good reason. Amount includes 12 months of health insurance premiums at rates in effect as of December 31, 2010.

DIRECTOR COMPENSATION

Employee directors do not receive additional compensation for their services as directors. The non-employee members of our Board of Directors are reimbursed for travel, lodging and other reasonable expenses incurred in attending board or committee meetings. The following table summarizes compensation that our directors earned during 2010 for services as members of our Board.

	Fees Earned or	Stock	Options	All Other
Name(1)	Paid in Cash	Awards	Awards(6)	Compensation	Total

Sean P. Duffy(2)	$33,250	—	$60,900	—	$94,150
Bret R. Maxwell(3)	$40,000	—	$60,900	—	$100,900
Walter H. Barandiaran(4)	$43,750	—	$60,900	—	$104,650
Paul A. Garrett(5)	$61,500	—	$60,900	—	$122,400

(1)	Directors Carlos E. Agüero and Michael J. Drury are also executive officers of the Company. They do not receive additional compensation for their services as directors.

(2)	Mr. Duffy was elected a director of the Company on January 1, 2010. Mr. Duffy was granted options for 15,000 shares of our common stock on April 1, 2010 at an exercise price of $5.99. The options vest over one year in equal monthly installments from the date of grant and may be exercised for up to five years from the date of grant, expiring on April 1, 2015.

(3)	Mr. Maxwell was granted options for 15,000 shares of our common stock on April 1, 2010 at an exercise price of $5.99. The options vest over one year in equal monthly installments from the date of grant and may be exercised for up to five years from the date of grant, expiring on April 1, 2015. He was also granted options for 10,000 shares of our common stock on August 17, 2009 at an exercise price of $3.88. Those options had an initial vest of one-twelfth of the grant on the date occurring three months after the date of grant, and thereafter vest in equal monthly installments until the third anniversary of the date of grant, and expire on August 17, 2014.

(4)	Mr. Barandiaran was granted options for 15,000 shares of our common stock on April 1, 2010 at an exercise price of $5.99. The options vest over one year in equal monthly installments from the date of grant and may be exercised for up to five years from the date of grant, expiring on April 1, 2015. He was also granted options for 10,000 shares of our common stock on August 17, 2009 at an exercise price of $3.88. Those options had an initial vest of one-twelfth of the grant on the date occurring three months after the date of grant, and thereafter vest in equal monthly installments until the third anniversary of the date of grant, and expire on August 17, 2014.

(5)	Mr. Garrett was initially elected a director March 16, 2005. Mr. Garrett was granted options for 15,000 shares of our common stock on April 1, 2010 at an exercise price of $5.99. The options vest over one year in equal monthly installments from the date of grant and may be exercised for up to five years from the date of grant, expiring on April 1, 2015. As further consideration for his services as chairman of our Audit Committee he was granted options for an additional 15,000 shares of our common stock on May 1, 2007 at an exercise price of $6.29. Those options vested in equal monthly installments over a period of three years and expire on May 1, 2012. He was granted 5,000 shares of restricted stock on March 31, 2008. These shares vested in equal quarterly installments over a period of three years commencing on the date of grant. He was granted options for an additional 7,500 shares of our common stock on July 9, 2008 at an exercise price of $14.02. Those options vest in equal monthly installments over a period of three years and expire on July 9, 2013. He was granted options for an additional 12,000 shares of our common stock on August 17, 2009 at an exercise price of $3.88. Those options had an initial vest of one-twelfth of the grant on the date occurring three months after the date of grant, and thereafter vest in equal monthly installments until the third anniversary of the date of grant, and expire on August 17, 2014.

(6)	Value based on the grant date fair value computed in accordance with FASB ASC Topic 718.

Non-employee directors receive an annual fee of $24,000, and members of the Audit Committee (other than the chair) receive an annual fee of $6,000, both fees payable in arrears in equal quarterly installments. Non-employee directors are also paid $1,750 for each Board meeting attended in person and $750 for each Board meeting attended telephonically. Independent directors are also entitled to an annual grant of 15,000 stock options on April 1 of each year. Mr. Garrett receives an annual fee of $18,000 for his services as chairman of our Audit Committee, payable in equally quarterly installments. Mr. Maxwell and Mr. Barandiaran have been granted stock options but otherwise were not compensated for service to us or for memberships on committees of the Board before 2010.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee through 2010 were Messrs. Maxwell (Committee Chair) and Barandiaran. Mr. Duffy was appointed to the Committee on March 9, 2010. None of the members of our Compensation Committee has at any time been one of our officers or employees. None of our executive officers serves as a director or compensation committee member of any entity that has one or more of its executive officers serving as one of our Directors or on our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of the Company’s common stock as of March 1, 2011 for (i) each person known by us to beneficially own more than 5% of the Company’s common stock, (ii) each of our Directors and each of our named executive officers listed in the Summary Compensation Table under the caption “Executive Compensation,” and (iii) all of our Directors and named executive officers as a group. The number of shares beneficially owned by each stockholder and each stockholder’s percentage ownership is based on 47,368,641 shares of common stock outstanding as of March 1, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes any shares over which a person possesses sole or shared voting or investment power. Except as otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. In calculating the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to warrants and options held by that person that are exercisable as of the date of this table, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of calculating percentage ownership of any other person. Unless otherwise stated, the address of each person in the table is c/o Metalico, Inc., 186 North Avenue East, Cranford, New Jersey 07016. Beneficial ownership representing less than 1% of the outstanding shares of common stock is denoted with an “*.”

			Percent of
			Outstanding
	Number of		Common
Name and Address of Beneficial Owner	Shares(1)		Stock(2)

5% Shareholders(3)
Directors and Executive Officers
Carlos E. Agüero,	6,060,542	(4)	12.7%
Director and Chairman, President and Chief Executive Officer
Michael J. Drury,	383,889	(5)	*
Director and Executive Vice President and Chief Operating Officer for PGM and Lead Operations
Bret R. Maxwell, Director	872,172	(6)	1.8%
c/o MK Capital 1033 Skokie Boulevard, Suite 430 Northbrook, Illinois 60062
Walter H. Barandiaran, Director	222,952	(7)	*
c/o The Argentum Group 60 Madison Avenue, 7th Floor New York, New York 10010
Paul A. Garrett, Director	83,916	(8)	*
Sean P. Duffy, Director	15,000	(9)	*
Arnold S. Graber,	183,639	(10)	*
Executive Vice President, General Counsel and Secretary
Eric W. Finlayson,	148,089	(11)	*
Senior Vice President and Chief Financial Officer
Kenneth P. Mueller,	1,111	(12)	*
Senior Vice President and Chief Operating Officer of Ferrous and Nonferrous Scrap Metal Recycling
Executive Officers and Directors as a group	7,971,309		16.6%
(9 persons)

(1)	Includes shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power.

(2)	Assumes all vested options are exercised with respect to such holder.

(3)	None except Carlos E. Agüero, a Director and our Chairman, President and Chief Executive Officer.

(4)	Includes 304,167 shares issuable upon the exercise of options.

(5)	Includes 173,889 shares issuable upon the exercise of options.

(6)	Includes (i) 561,415 shares held by Infrastructure & Environmental Private Equity Fund III, LP and 140,479 shares held by Environmental & Information Technology Private Equity Fund III, venture capital funds for which Mr. Maxwell is a common ultimate controlling party, (ii) 149,722 common shares held by the Bret R. Maxwell Revocable Trust, and (iii) 20,556 shares issuable to Mr. Maxwell upon the exercise of options.

(7)	Includes (i) 202,396 shares held by Argentum Capital Partners, L.P., a venture capital fund for which Mr. Barandiaran is an ultimate controlling party, and (ii) 20,556 shares issuable to Mr. Barandiaran upon the exercise of options.

(8)	Includes 53,750 shares issuable upon the exercise of options.

(9)	Includes 15,000 shares issuable upon the exercise of options.

(10)	Includes 121,389 shares issuable upon the exercise of options.

(11)	Includes 79,389 shares issuable upon the exercise of options.

(12)	Mr. Mueller became a named executive officer in 2011. Includes 1,111 shares issuable upon the exercise of options.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

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

•	Carlos E. Agüero, our Chairman, President and Chief Executive Officer, is a limited partner of Infrastructure & Environmental Private Equity Fund III, L.P., and of Argentum Capital Partners II, L.P., two of the Company’s venture capital investors. His holdings in each fund are less than 1% of such fund’s limited partnership interests.

•	Walter H. Barandiaran, a director of the Company, is a managing partner of The Argentum Group. The Argentum Group, the ultimate controlling party of Argentum Capital Partners, L.P., which holds stock in the Company, also controls partnership interests in two other investment funds that hold a portion of the Company’s stock, Infrastructure & Environmental Private Equity Fund III, LP, and Environmental & Information Technology Private Equity Fund III.

•	The Company owns 5.9% of the outstanding stock of EQM Technologies & Energy, Inc. (“EQM”), a corporation that trades on the OTC Bulletin Board as the successor by merger to Beacon Energy Holdings Inc. (“Beacon”), pursuant to investments approved by our Board of Directors on November 3, 2006 and August 10, 2007. In addition, Mr. Agüero holds approximately 2.1% of the stock of EQM and serves on its board of directors. The Argentum Group holds approximately 56.8% of the stock of EQM primarily through the same funds that hold the Company’s stock. Mr. Barandiaran is the chairman of EQM’s board of directors. Michael J. Drury, our Executive Vice President and Chief Operating Officer for PGM and Lead Operations and a director, holds less than 1% of the stock of EQM. Paul A. Garrett, a director of the Company and chair of our Audit Committee, holds the same positions at EQM. The Beacon investment was reviewed and recommended to the Board by a committee of independent directors having no direct or indirect interests in Beacon. The interests of Mr. Agüero and Mr. Drury were fully disclosed to the committee prior to its review of the investments and to the Board prior to its approval of the investments, and both abstained from the Board’s votes on the matter. The Argentum Group acquired its interests in Beacon in 2008.

Director Independence

The Board of Directors has determined that each of the Directors other than Carlos E. Agüero and Michael J. Drury is “independent” under the applicable standards of the Securities and Exchange Commission and NYSE Amex.

Item 14.	Principal Accounting Fees and Services

The aggregate fees, including billed and estimated unbilled amounts applicable to the Company and its subsidiaries for the years ended December 31, 2010 and 2009, of the Company’s principal accounting firm, J.H Cohn LLP were approximately:

	2010	2009

Audit Fees	$460,000	$460,000
Audit Related Fees	33,050	83,835
Tax Fees	147,930	160,675
All Other	—	—

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

Item 15.	Financial Statements and Exhibits

(a)	FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

(b)	EXHIBITS

The following exhibits are filed as part of this registration statement:

3.1		Fourth Amended and Restated Certificate of Incorporation of Metalico, Inc.; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2008 Annual Meeting of Stockholders filed May 15, 2008 and incorporated herein by reference
3.2		Third Amended and Restated Bylaws of Metalico, Inc.; previously filed as Exhibit 3.2 to Current Report on Form 8-K filed November 3, 2005 and incorporated herein by reference
4.1		Specimen Common Stock Certificate; previously filed as Exhibit 4.1 to Form 10 filed December 20, 2004 and incorporated herein by reference
10	.3*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Carlos E. Agüero; previously filed as Exhibit 10.3 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference
10	.4*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Michael J. Drury; previously filed as Exhibit 10.4 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference
10	.5*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Arnold S. Graber; previously filed as Exhibit 10.5 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference
10	.6*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Eric W. Finlayson; previously filed as Exhibit 10.6 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference
10	.7*	Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as Exhibit 10.7 to Form 10 filed December 20, 2004 and incorporated herein by reference
10	.8*	Metalico, Inc. Executive Bonus Plan; previously filed as Exhibit 10.8 to Form 10 filed December 20, 2004 and incorporated herein by reference
10.9		Credit Agreement, dated as of February 26, 2010 but entered into March 2, 2010, by and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers and guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto; previously filed as Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2010 and incorporated herein by reference

10.10		Second Amendment dated January 27, 2011 to Credit Agreement dated as of February 26, 2010 between and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers or guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto
10	.14*	Employment Agreement dated as of February 11, 2011 effective February 21, 2011 between Metalico, Inc. and Kenneth P. Mueller; previously filed as Exhibit 10.14 to Current Report on Form 8-K filed February 22, 2011 and incorporated herein by reference
10	.15*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as Exhibit 99.1 to Current Report on Form 8-K filed March 17, 2005 and incorporated herein by reference
10	.18*	Metalico 2006 Long-Term Incentive Plan; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2006 Annual Meeting of Stockholders filed April 13, 2006 and incorporated herein by reference
10	.19*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.19 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference
10	.20*	Form of Employee Restricted Stock Grant Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference
10.21		Securities Purchase Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference
10.22		Registration Rights Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference
10.23		Form of Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co. (“AgriFuel”), the purchasers of AgriFuel stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference
10.24		Form of Amendment No. 1 dated August 22, 2007 to Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co., nka Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.25		Form of Series B Stock Subscription Agreement and Stockholder Agreement dated August 22, 2007 among Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.26		Form of Subscription and Investment Agreement (Series C) dated May 15, 2008 among Beacon Energy Corp., the investors identified therein, and Metalico, Inc.; previously filed as Exhibit 10.26 to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference
10.28		Securities Purchase Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference
10.29		Registration Rights Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference
10.30		Form of Senior Unsecured Convertible Note issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.3 to Current Report on Form 8-K filed May 5, 2008 and incorporated herein by reference
10.31		Form of Common Stock Purchase Warrant issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.4 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference

14.1	Code of Business Conduct and Ethics, available on the Company’s website (www.metalico.com) and incorporated herein by reference.
21.1	List of Subsidiaries of Metalico, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC.
(Registrant)

By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Agüero Carlos E. Agüero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	March 14, 2011

/s/ Eric W. Finlayson Eric W. Finlayson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2011

/s/ Michael J. Drury Michael J. Drury	Executive Vice President and Chief Operating Officer for PGM and Lead Operations and Director	March 14, 2011

/s/ Bret R. Maxwell Bret R. Maxwell	Director	March 14, 2011

/s/ Walter H. Barandiaran Walter H. Barandiaran	Director	March 14, 2011

/s/ Paul A. Garrett Paul A. Garrett	Director	March 14, 2011

/s/ Sean P. Duffy Sean P. Duffy	Director	March 14, 2011

EXHIBIT INDEX

Number		Description of Document
3.1		Fourth Amended and Restated Certificate of Incorporation of Metalico, Inc.; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2008 Annual Meeting of Stockholders filed May 15, 2008 and incorporated herein by reference
3.2		Third Amended and Restated Bylaws of Metalico, Inc.; previously filed as Exhibit 3.2 to Current Report on Form 8-K filed November 3, 2005 and incorporated herein by reference
4.1		Specimen Common Stock Certificate; previously filed as Exhibit 4.1 to Form 10 filed December 20, 2004 and incorporated herein by reference
10	.3*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Carlos E. Agüero; previously filed as Exhibit 10.3 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference
10	.4*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Michael J. Drury; previously filed as Exhibit 10.4 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference
10	.5*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Arnold S. Graber; previously filed as Exhibit 10.5 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference
10	.6*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Eric W. Finlayson; previously filed as Exhibit 10.6 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference
10	.7*	Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as Exhibit 10.7 to Form 10 filed December 20, 2004 and incorporated herein by reference
10	.8*	Metalico, Inc. Executive Bonus Plan; previously filed as Exhibit 10.8 to Form 10 filed December 20, 2004 and incorporated herein by reference
10.9		Credit Agreement, dated as of February 26, 2010 but entered into March 2, 2010, by and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers and guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto; previously filed as Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2010 and incorporated herein by reference
10.10		Second Amendment dated January 27, 2011 to Credit Agreement dated as of February 26, 2010 between and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers or guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto
10	.14*	Employment Agreement dated as of February 11, 2011 effective February 21, 2011 between Metalico, Inc. and Kenneth P. Mueller; previously filed as Exhibit 10.14 to Current Report on Form 8-K filed February 22, 2011 and incorporated herein by reference
10	.15*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as Exhibit 99.1 to Current Report on Form 8-K filed March 17, 2005 and incorporated herein by reference
10	.18*	Metalico 2006 Long-Term Incentive Plan; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2006 Annual Meeting of Stockholders filed April 13, 2006 and incorporated herein by reference
10	.19*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.19 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference
10	.20*	Form of Employee Restricted Stock Grant Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference
10.21		Securities Purchase Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference

Number	Description of Document
10.22	Registration Rights Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference
10.23	Form of Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co. (“AgriFuel”), the purchasers of AgriFuel stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference
10.24	Form of Amendment No. 1 dated August 22, 2007 to Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co., nka Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.25	Form of Series B Stock Subscription Agreement and Stockholder Agreement dated August 22, 2007 among Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.26	Form of Subscription and Investment Agreement (Series C) dated May 15, 2008 among Beacon Energy Corp., the investors identified therein, and Metalico, Inc.; previously filed as Exhibit 10.26 to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference
10.28	Securities Purchase Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference
10.29	Registration Rights Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference
10.30	Form of Senior Unsecured Convertible Note issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.3 to Current Report on Form 8-K filed May 5, 2008 and incorporated herein by reference
10.31	Form of Common Stock Purchase Warrant issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.4 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference
14.1	Code of Business Conduct and Ethics, available on the Company’s website (www.metalico.com) and incorporated herein by reference
21.1	List of Subsidiaries of Metalico, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Metalico, Inc.

We have audited the consolidated balance sheets of Metalico, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 14, 2011

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

To the Board of Directors and Stockholders
Metalico, Inc.

We have audited the consolidated statements of operations, stockholders’ equity and cash flows of Metalico, Inc. and subsidiaries (the Company) for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 25 to the consolidated financial statements, on January 1, 2009, the Company adopted accounting guidance related to noncontrolling interests and retrospectively adjusted the 2008 consolidated financial statements for the change.

/s/ McGladrey & Pullen LLP

Peoria, Illinois
March 16, 2009, except the retrospective adoption of accounting guidance related to noncontrolling interests described in Note 25, as to which the date is March 16, 2010

McGladrey is the brand under which RSM McGladrey, Inc. and McGladrey & Pullen, LLP serve clients’ business needs.	Member of RSM International network, a network of

The two firms operate as separate legal entities in an alternative practice structure.	independent accounting, tax and consulting firms.

Metalico, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
		(Note 1)
	($ thousands)

ASSETS
Current Assets
Cash	$3,473	$4,938
Trade receivables, less allowance for doubtful accounts 2010 — $1,027; 2009 — $1,187	55,112	30,977
Inventories	73,454	52,614
Prepaid expenses and other current assets	6,276	4,333
Income taxes receivable	1,386	7,105
Deferred income taxes	4,004	2,753

Total current assets	143,705	102,720
Property and equipment, net	70,215	75,253
Goodwill	69,605	69,301
Other intangibles, net	38,871	41,602
Other assets, net	6,111	7,825

Total assets	$328,507	$296,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$7,051	$—
Current maturities of other long-term debt	4,196	8,515
Accounts payable	18,386	12,526
Accrued expenses and other current liabilities	4,561	7,513
Income taxes payable	—	808

Total current liabilities	34,194	29,362

Long-Term Liabilities
Senior unsecured convertible notes payable	79,940	80,374
Other long-term debt, less current maturities	34,775	27,904
Deferred income taxes	6,726	3,285
Accrued expenses and other long-term liabilities	5,557	5,519

Total long-term liabilities	126,998	117,082

Total liabilities	161,192	146,444

Commitments and Contingencies (Notes 17 and 18)
Stockholders’ Equity
Common stock	46	46
Additional paid-in capital	175,094	171,892
Accumulated deficit	(7,510)	(20,972)
Accumulated other comprehensive loss	(315)	(709)

Total stockholders’ equity	167,315	150,257

Total liabilities and stockholders’ equity	$328,507	$296,701

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	($ thousands, except share data)

Revenue	$553,253	$291,733	$818,195

Costs and expenses
Operating expenses	477,066	239,647	756,099
Selling, general and administrative expenses	26,482	25,994	30,146
Depreciation and amortization	13,728	13,240	12,864
Gain on insurance recovery	(513)	—	—
Gain on acquisition	—	(866)	—
Impairment charges	—	—	59,043

	516,763	278,015	858,152

Operating income (loss)	36,490	13,718	(39,957)

Financial and other income (expense)
Interest expense	(9,837)	(15,315)	(17,355)
Accelerated amortization and other costs related to refinancing of senior debt	(3,046)	(542)	—
Financial instruments fair value adjustment	(496)	(2,035)	1,943
Equity in income (loss) of unconsolidated investee	28	(3,839)	(3,419)
Gain on debt extinguishment	101	8,072	—
Other income (expense)	10	(1,963)	410

	(13,240)	(15,622)	(18,421)

Income (loss) from continuing operations before provision (benefit) for income taxes	23,250	(1,904)	(58,378)
Provision (benefit)for federal and state income taxes	9,779	1,736	(15,535)

Income (loss) from continuing operations	13,471	(3,640)	(42,843)
Discontinued operations:
Income (loss) from operations less applicable (expense) credit for income taxes 2010 $6; 2009 ($162); 2008 $753;	(9)	195	(1,230)

Net income (loss)	13,462	(3,445)	(44,073)
Non-controlling interest	—	—	413

Net income (loss) attributable to Company	$13,462	$(3,445)	$(43,660)

Amounts attributable to Company shareholders:
Income (loss) from continuing operations	$13,471	$(3,640)	$(42,430)
Income (loss) from discontinued operations	(9)	195	(1,230)

Net income (loss)	$13,462	$(3,445)	$(43,660)

Earnings (loss) per share attributable to Company shareholders:
Basic:
Income (loss) from continuing operations	$0.29	$(0.08)	$(1.21)
Loss from discontinued operations	—	—	(0.04)

Net income (loss)	$0.29	$(0.08)	$(1.25)

Diluted:
Income (loss) from continuing operations	$0.29	$(0.08)	$(1.21)
Loss from discontinued operations	—	—	(0.04)

Net income (loss)	$0.29	$(0.08)	$(1.25)

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008

	Metalico, Inc. Shareholders
			(Accumulated	Accumulated
		Additional	Deficit)	Other
	Common	Paid-In	Retained	Comprehensive	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Loss	Income (Loss)	Interest	Total
	($ thousands, except share data)

Balance, January 1, 2008	$32	$98,188	$26,133	$(336)		$7,773	$131,790
Sale of 2,923,077 shares of common stock and related warrants net of offering costs and fair value of put warrants	3	21,519	—	—	—	—	21,522
Issuance of 622,222 shares of common stock for acquisition net of fair value of make-whole provision	1	7,831	—	—	—	—	7,832
Issuance of 311,112 shares of common stock for amendment to make-whole agreements on acquisition	—	544	—	—	—	—	544
Issuance of 500,000 shares of redeemable common stock for acquisition	—	—	—	—	—	—	—
Issuance of 175,675 shares of common stock in exchange for options exercised	—	677	—	—	—	—	677
Issuance of 168,500 shares of restricted common stock, less 10,450 shares forfeited	—	—	—	—	—	—	—
Stock based compensation expense	—	1,994	—	—	—	—	1,994
Investment in Beacon Energy	—	—	—	—	—	5,574	5,574
Non-controlling interest acquired through acquisition	—	—	—	—	—	(7)	(7)
Gain on sale of subsidiary stock	—	495	—	—	—	—	495
Adjustment for dilution in subsidiary stock issuance	—	—	—	—	—	(785)	(785)
Deconsolidation of Beacon Energy	—	—	—	—	—	(12,142)	(12,142)
Net loss	—	—	(43,660)	—	(43,660)	(413)	(44,073)
Other comprehensive loss, net of taxes	—	—	—	(449)	(449)	—	(449)

Comprehensive loss					$(44,109)

Balance December 31, 2008	$36	$131,248	$(17,527)	$(785)		$—	$112,972
Sale of 6,000,000 shares of common stock, net of offering costs	6	24,789	—	—	—	—	24,795
Issuance of 159,393 shares of common stock for amendment to make-whole agreements on acquisition	—	288	—	—	—	—	288
Termination of redemption option on 500,000 shares of redeemable common stock	—	4,000	—	—	—	—	4,000
Issuance of 3,708,906 shares of common stock in exchange for convertible notes	4	8,996	—	—	—	—	9,000
Issuance of 134,665 shares of common stock in exchange for options exercised	—	82	—	—	—	—	82
Stock based compensation expense	—	2,489	—	—	—	—	2,489
Net loss	—	—	(3,445)	—	(3,445)	—	(3,445)
Other comprehensive income, net of taxes	—	—	—	76	76	—	76

Comprehensive loss					$(3,369)

Balance December 31, 2009	46	171,892	(20,972)	(709)		—	150,257
Issuance of 127,820 shares of common stock in exchange for options exercised	—	407	—	—	—	—	407
Stock based compensation expense	—	2,795	—	—	—	—	2,795
Net income	—	—	13,462	—	13,462		13,462
Other comprehensive income, net of taxes	—	—	—	394	394	—	394

Comprehensive income					$13,856

Balance December 31, 2010	$46	$175,094	$(7,510)	$(315)		$—	$167,315

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	($ thousands)

Cash Flows from Operating Activities
Net income (loss)	$13,462	$(3,445)	$(44,073)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	11,021	10,318	8,809
Amortization	3,500	3,797	4,225
Amortization of put option discounts	—	270	508
Amortization of note payable discounts	67	73	55
Impairment loss	—	—	59,043
Provision for doubtful accounts receivable	362	3	1,465
Inventory markdowns	—	—	7,821
Provision (recovery) for loss on vendor advances	8	(147)	4,703
Deferred income taxes	2,732	3,463	(16,363)
Net (gain) loss on sale and disposal of property and equipment	(537)	(29)	501
Gain on acquisition	—	(866)	—
Gain on legal settlement	—	(1,266)	—
Gain on debt extinguishment	(101)	(8,072)	—
Equity in (income) loss of unconsolidated investee	(28)	3,839	3,419
Financial instruments fair value adjustment	496	2,035	(1,943)
Compensation expense on restricted stock, stock options and warrants issued	2,795	2,489	1,994
Excess tax benefit from stock-based compensation	44	37	(107)
Deferred financing costs expensed	2,107	542	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(24,320)	(9,611)	23,820
Inventories	(20,873)	(20,249)	24,460
Prepaid expenses and other current assets	2,490	6,098	309
Increase (decrease) in:
Accounts payable, accrued expenses and income taxes payable	1,576	(14,995)	(19,951)

Net cash (used in) provided by operating activities	(5,199)	(25,716)	58,695

Cash Flows from Investing Activities
Proceeds from insurance recovery and sale of property and equipment	646	333	118
Purchase of property and equipment	(5,449)	(3,022)	(11,143)
Decrease (increase) in other assets	220	(269)	600
Investment in unconsolidated subsidiary	(350)	—	(600)
Cash restricted for investment	—	—	1,874
Cash paid for business acquisitions, less cash acquired	—	(2,453)	(107,171)

Net cash used in investing activities	(4,933)	(5,411)	(116,322)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	4,623	—	(29,435)
Proceeds from other borrowings	9,452	612	125,268
Principal payments on other borrowings	(4,498)	(50,867)	(7,640)
Proceeds from issuance of common stock on exercised warrants and options	407	82	677
Proceeds from other issuance of common stock	—	24,795	28,513
Excess tax benefit from stock-based compensation	(44)	(37)	107
Proceeds from issuance of subsidiary stock	—	—	5,575
Debt-issuance costs paid	(1,273)	(1,453)	(5,814)

Net cash provided by (used in) financing activities	8,667	(26,868)	117,251

Net (decrease) increase in cash	(1,465)	(57,995)	59,624
Cash:
Beginning	4,938	62,933	3,309

Ending	$3,473	$4,938	$62,933

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
($ thousands, except per share data)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business:  Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of December 31, 2010 included twenty-four scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Ithaca, Lackawanna, and Syracuse, New York, Akron, Youngstown and Warren, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products domestically but maintains several international customers.

Reference should be made to Note 19 regarding discontinued operations of the Company.

A summary of the Company’s significant accounting policies follows:

Use of estimates in the preparation of financial statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. The Company uses estimates in determining the reported amounts for reserves for uncollectible accounts receivable and vendor advances, inventory, deferred tax asset valuations and stock-based compensation. Actual results could differ from those estimates.

Principles of consolidation:  The accompanying financial statements include the accounts of Metalico, Inc. and its consolidated subsidiaries, which are comprised of those entities in which it has an investment equal to or more than 50%, or a controlling financial interest. A controlling financial interest exists when the Company holds an interest of less than 50% in an entity, but possesses (i) control over more than 50% of the voting rights by virtue of indirect ownership by certain officers and shareholders of the Company, (ii) the power to govern the entity’s most significant financial and operating policies by agreement or statute or ability to appoint management, (iii) the right to appoint or remove the majority of the board of directors, or (iv) the power to assemble the majority of voting rights at meetings of the board of directors or other governing body. All significant intercompany accounts and transactions have been eliminated.

Reclassifications:  Certain amounts in the accompanying consolidated balance sheet as of December 31, 2009, have been reclassified to be consistent with the presentation as of December 31, 2010. The reclassification had no effect on 2009 stockholders’ equity, cash flows or net loss. The reclassification relates primarily to separately presenting deferred tax related to the gain on debt extinguishment. The Company does not believe this adjustment is material to the consolidated financial statements as of December 31, 2009.

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

Concentration of credit risk:  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, money market mutual funds and trade receivables. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits.

Inventories:  Inventories are valued at the lower of cost or market determined on a first-in, first-out basis. A portion of operating labor and overhead costs has been allocated to inventory.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

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

Goodwill:  The Company records as goodwill the excess of the purchase price over the fair value of identifiable net assets acquired. Accounting Standards Codification (“ASC”) prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment by comparing the estimated fair value of each reporting unit to its carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company has elected to perform its annual analysis as of December 31 of each fiscal year.

Other intangible and other assets:  Covenants not to compete are amortized on a straight-line basis over the terms of the agreements, not exceeding 5 years. Debt issue costs are amortized over the average term of the credit agreement using the effective interest method. Supplier lists are amortized on a straight-line basis not to exceed 20 years and trademarks and know-how have an indefinite life except for a certain trademark of the Company’s lead operation which has been determined to have a 3 year-life.

Impairment of long-lived assets:  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of definite-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future cash flows. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell. Indefinite-lived assets are tested for impairment annually or when impairment is suspected by a comparison of the carrying amount of the asset to the net present value of future cash flows expected to be generated by the asset.

Equity Method of Accounting:  The Company accounts for its unconsolidated subsidiary using the equity method of accounting. Under the equity method, the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition, less distributions received since acquisition. Equity in the losses of the unconsolidated subsidiary is recognized according to the Company’s percentage ownership in the unconsolidated subsidiary until the Company contributed capital has been fully depleted. Reserves are provided where management determines that the investment or equity in earnings is not realizable. Changes in equity in undistributed earnings or losses since acquisition are reflected in other income (loss) in the statement of operations.

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
($ thousands, except per share data)

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

Revenue recognition:  Revenue from product sales is recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers, based on free on board (“FOB”) terms. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. Historically, there have been very few sales returns and adjustments in excess of reserves for such instances that would impact the ultimate collection of revenues: therefore, no material provisions have been made when a sale is recognized.

Derivative financial instruments:  All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

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

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will continue to be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in the current-period in other comprehensive income for the effective portion of the hedge and to earnings for the ineffective portion of the hedge.

Stock-based compensation:  For employee stock options, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method and recognizes that expense over the service period for awards expected to vest. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s common stock the date of grant. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Business acquisition (scrap metal recycling segment):  On December 8, 2009, the Company’s Metalico Youngstown, Inc., subsidiary (“Youngstown”) closed a purchase of substantially all the assets, of Youngstown Iron & Metal, Inc. (“YIM”) and Atlas Recycling, Inc., (“ARI”) value-added processors of recyclable scrap metal feedstocks of ferrous and non-ferrous metals located principally in Youngstown, Ohio. No goodwill was recorded in the transaction. Included in the allocation of the purchase price is a gain of $866 and is reported as a separate item in income from operations. The $866 gain represents a supplier list valued at $850 which will be amortized on a straight line basis over a 10 year life and $16 representing the fair market value of net assets purchased in excess of the purchase price. The purpose of the acquisition was to expand the Company’s scrap metal recycling business within its geographic region. The results of operations acquired are included in the Company’s scrap metal recycling segment in the consolidated financial statements from the acquisition date forward. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements. On June 30, 2010, the Company completed the acquisition when it closed the transfer of the real property in northeastern Ohio used in YIM’s and ARI’s operations.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

Business acquisition (scrap metal recycling segment):  On May 1, 2008, the Company’s Metalico Pittsburgh, Inc. (formerly known as Metalico Neville, Inc.), Metalico Neville Realty, Inc. and Metalico Colliers Realty, Inc. subsidiaries (collectively “Pittsburgh”) closed a purchase of substantially all the assets, including real property, of the Snyder Group, a family-owned multi-yard fully integrated scrap metal recycling operation in Western Pennsylvania and West Virginia. The purpose of the acquisition was to expand the Company’s scrap metal recycling business within its geographic region. The results of operations acquired are included in the Company’s scrap metal recycling segment in the consolidated financial statements from the acquisition date forward. The aggregate purchase price was $77,482, plus a payment for working capital in excess of a predetermined amount and closing costs totaling $4,621, for an aggregate purchase price of $82,103 comprised of cash of $73,796, and 622,222 shares of Metalico common stock totaling $8,307, representing fair market value at the date of the acquisition. On November 13, 2008 and April 1, 2009, an additional 311,112 and 159,393 shares, respectively, of Metalico common stock were issued to the sellers, as adjustments following a decline in the Company’s stock price. The $544 and $288 respective values of these additional stock issuances were recognized as an expense in the financial instruments fair value adjustment. The acquisition was financed with a portion of the proceeds from the private placement of $100,000 in 7% convertible notes issued on May 1, 2008 as further described in Note 10 below. The Company has completed its valuation of certain intangible assets acquired in the transaction and has recorded a purchase price allocation based upon management’s assessment of the tangible and intangible asset values as of the acquisition date. The purchase price allocation is as follows:

Assets
Cash	$694
Inventory	10,790
Other current assets	44
Property and equipment	29,465
Covenants not-to-compete	1,400
Other Intangibles	23,700
Goodwill	16,010

Net assets acquired	$82,103

The $16,010 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and intangible assets acquired. Other intangibles acquired in the transaction include $19,400 for supplier relationships which will be amortized on a straight-line basis over a 20-year life, $1,400 for non-compete covenants which will be amortized on a straight-line basis over a 30 month period and $4,300 for trademarks and trade names which have an indefinite life. Refer to Note 7 Goodwill and Note 8 Other Intangible Assets for impairment of intangible assets acquired in the Pittsburgh transaction.

Unaudited pro forma financial information presented below for the year ended December 31, 2008 gives effect to the acquisition of Pittsburgh as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Pittsburgh had taken place on January 1, 2007.

2008

Revenues	$873,816
Net Loss	$(35,138)
Loss Per Share
Basic	$(0.99)
Diluted	$(0.99)

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

Business acquisition (scrap metal recycling segment):  On January 25, 2008, the Company’s Metalico CatCon, Inc. subsidiary, now known as American CatCon, Inc. (“American CatCon”), closed a purchase of substantially all of the operating assets of American CatCon Holdings, LLC (“ACC Texas”) and American Cat Con, LLC (“ACC Mississippi”; collectively with ACC Texas, “ACC”). The results of operations acquired are included in the consolidated financial statements from the acquisition date forward. The acquisition expanded the Company’s platform and presence in the recycling of Platinum Group Metals contained in catalytic converters. The aggregate purchase price, including a payment for inventory in excess of a predetermined amount, was approximately $33,161 comprised of cash in the amount of $25,301, a $3,860 note payable to the seller and 500,000 shares of Metalico redeemable common stock totaling $4,000, representing fair market value at the date of the acquisition. American CatCon will also make an annual earnout payment to ACC Texas for the years 2008 and 2009 if the acquired assets perform over predetermined income levels during such periods. For the years ended December 31, 2009 and 2008, the earnout was $0. The acquisition was financed with a $17,150 term loan, a $3,860 note payable to the seller in 24 monthly installments with interest at 7%, with the balance of the purchase price paid with borrowings under the Company’s existing credit facility. In connection with the acquisition, the Company entered into a 5-year lease for the facilities located in Buda, Texas. The lease requires rent of approximately $30 per month or $1,800 over the five year term.

On May 15, 2008, the Company acquired the real property in Gulfport, Mississippi used in its operations for $255. The purchase price was paid with borrowings under the Company’s existing credit facility.

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

The $10,920 of goodwill, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and intangible assets acquired. Other intangibles acquired in the transaction include $3,420 for supplier relationships which will be amortized on a straight-line basis over a 10-year life; $1,550 for customer relationships which will be amortized on a straight-line basis over a 10-year life; $10 for a product database which will be amortized on a straight-line basis over a 3-year life; $740 for non-compete covenants which will be amortized on a straight-line basis over a 5 year period and $3,810 for trademarks and trade names which have an indefinite life. Refer to Note 7 Goodwill and Note 8 Other Intangible Assets for impairment of intangible assets acquired in the ACC transaction.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

Unaudited pro forma financial information presented below for the year ended December 31, 2008 gives effect to the acquisition of ACC as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of ACC had taken place on January 1, 2007.

2008

Revenues	$832,428
Net Loss	$(43,066)
Loss Per Share
Basic	$(1.22)
Diluted	$(1.22)

Note 3.	Major Customer

Revenues for the years ended December 31, 2010, 2009 and 2008, includes net sales to the following customer together with the trade receivables due from such customer as of December 31, 2010 and 2009. No other customer accounted for more than 10% of total revenues in any year presented.

	Net Revenues to Customer as a Percentage			Trade Receivable
	of Total Revenues			Balance as of
	for the Year Ended December 31,			December 31,
	2010	2009	2008	2010	2009

Customer A (Scrap metal reporting segment)	23.6%	18.0%	30.0%	$7,994	$5,123

Note 4.	Inventories

Inventories as of December 31, 2010 and 2009 were as follows:

	2010	2009

Raw materials	$8,125	$4,403
Work-in-process	3,927	1,894
Finished goods	6,735	6,935
Ferrous scrap metal	24,093	15,655
Non-ferrous scrap metal	30,574	23,727

	$73,454	$52,614

Note 5.	Investment

As of December 31, 2010 and 2009, the Company held a non-controlling interest in Beacon Energy Holdings, Inc. (“Beacon”) a company organized to produce and market biofuels refined from waste vegetable oil, fats, and agricultural feedstocks. The operations of Beacon prior to June 30, 2008 were consolidated into the operating results of the Company with an elimination of the minority interests share. Subsequent to June 30, 2008, the investment has been accounted for as an equity method investment due to a reduction in the Company’s ownership percentage resulting from additional investments made by unrelated investors into Beacon on that date. At December 31, 2009, the Company determined the carrying value of its investment in Beacon was not recoverable due to expiration of federal renewable energy tax credits, low product demand, rising feedstock costs and diminished working capital balances at year end. For the year ended December 31, 2009, the Company reported

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

a loss from unconsolidated subsidiaries totaling $3,839 comprised of its respective share in the equity of Beacon’s net loss for the year ended December 31, 2009 of $1,235 and the write down of carrying value of $2,604. For the period July 1 through December 31, 2008, the Company’s respective share in the equity of Beacon’s net loss was $3,419. These losses are reflected in other income (expense). At December 31, 2010 and 2009, the carrying amount of the investment in Beacon was $0. The Company is not obligated to fund any of Beacon’s future losses. On February 8, 2011, Beacon completed a merger with Environmental Quality Management, Inc. (“EQM”) through the issuance of common shares to EQM. As a result, the Company’s ownership in Beacon was reduced to 5.9% and Beacon changed its name to “EQM Technologies & Energy, Inc.”

Note 6.	Property and Equipment

Property and equipment as of December 31, 2010 and 2009 consisted of the following:

	2010	2009

Land	$9,274	$8,837
Buildings and improvements	26,041	25,217
Office furniture, fixtures and equipment	1,894	1,654
Vehicles and machinery and equipment	77,381	74,189

	114,590	109,897
Less accumulated depreciation	44,375	34,644

	$70,215	$75,253

Note 7.	Goodwill

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill is tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. At December 31, 2010, the Company’s market capitalization exceeded total stockholders’ equity by approximately $106,500. Current economic conditions in industries in which the Company purchases and sells material has produced cash flow and operating results sufficient enough to support the carrying values of goodwill recorded in its operating units. No indicators of impairment were identified for the years ended December 31, 2010 and 2009. For the year ended December 31, 2010, the Company recorded additional goodwill of $304 in connection with the joint venture investment described in Note 5. For the year ended December 31, 2009, the carrying amount of goodwill was reduced by $150 due to a corresponding reduction in liabilities under earnout agreements.

Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Balance, beginning	$69,301	$69,451
Acquired during the year	304	—
Adjustment for earnouts	—	(150)

Balance, ending	$69,605	$69,301

The aggregate carrying of goodwill by segment as of December 31, 2010 and 2009 was as follows:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated

2010	$64,237	$5,368	$—	$69,605
2009	$63,933	$5,368	$—	$69,301

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

For the year ended December 31, 2008, the profitability of individual reporting units suffered from downturns in customer demand and other factors resulting from the global economic crisis including the precipitous decline in commodity prices. Certain individual reporting units were more impacted by these factors than the Company as a whole due to particular demand characteristics for specific commodities which the Company handles. Specifically, the decline in the automotive industry, which drives a significant portion of the demand for Platinum Group Metals (“PGM”), resulted in exceptional declines in PGM pricing which impacted the fair value of the goodwill recorded in the Company’s PGM reporting units.

Additionally, the Company’s market capitalization was significantly impacted by extreme volatility in the U.S. equity and credit markets and as of December 31, 2008, was below its net book value. In its annual test for impairment, the Company identified instances where the recovery of the goodwill and other intangible assets recorded in the acquisition of certain reporting units was doubtful. Upon analysis, the Company had determined that the implied fair value of its recorded goodwill exceeded its carrying value. As such, the Company recorded a goodwill impairment charge of $31,861 in the Scrap Metal Recycling segment and $4,399 in the Lead Fabricating and Recycling segment. The total impairment charge of $36,260 for the year ended December 31, 2008 represents the cumulative total impairment charges recorded on all of the goodwill acquired by the Company.

Adverse changes in general economic and market conditions and future volatility in the equity and credit markets could have further impact on the Company’s valuation of its reporting units and may require the Company to assess the carrying value of its remaining goodwill and other intangibles prior to normal annual testing date.

Note 8.	Other Intangible Assets

The Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At December 31, 2010, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets. Indefinite-lived assets are tested for impairment at least annually. Other intangible assets as of December 31, 2010 and 2009 consisted of the following:

	Gross			Net
	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Charges	Amount

2010
Covenants not-to-compete	$4,310	$(3,120)	$—	$1,190
Trademarks and tradenames	6,075	—	—	6,075
Supplier relationships	37,500	(6,322)	—	31,178
Know how	397	—	—	397
Patents and databases	94	(63)	—	31

	$48,376	$(9,505)	$—	$38,871

2009
Covenants not-to-compete	$4,310	$(2,540)	$—	$1,770
Trademarks and tradenames	6,075	—	—	6,075
Customer relationships	1,055	(1,055)	—	—
Supplier relationships	37,500	(4,203)	—	33,297
Know how	397	—	—	397
Patents and databases	94	(31)	—	63

	$49,431	$(7,829)	$—	$41,602

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

The changes in the net carrying amount of amortized intangible and other assets by classifications for the years ended December 31, 2010 and 2009 were as follows:

	Covenants
	Not-to-	Customer	Supplier	Patents and
	Compete	Relationships	Relationships	Databases

2010
Balance, beginning	$1,770	$—	$33,297	$63
Acquisitions/additions	—	—	—	—
Amortization	(580)	—	(2,119)	(32)

Balance, ending	$1,190	$—	$31,178	$31

2009
Balance, beginning	$2,408	$211	$34,419	$94
Acquisitions/additions	49	—	900	—
Amortization	(687)	(211)	(2,022)	(31)

Balance, ending	$1,770	$—	$33,297	$63

Amortization expense recognized on all amortizable intangible assets totaled $2,731, $2,951 and $3,557 for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated aggregate amortization expense on amortizable intangible and other assets for each of the next five years and thereafter is as follows:

Years Ending December 31:	Amount

2011	$2,367
2012	2,464
2013	2,429
2014	2,367
2015	2,364
Thereafter	20,408

$32,399

At December 31, 2008, significant adverse changes in the global economic environment, as well as the business climate for commodities in which the Company deals, changes to the Company’s operating results and forecasts, and a significant reduction in the Company’s market capitalization, the carrying value of certain items of the Company’s other long-lived assets exceeded their respective fair value as of that date. As such, the Company recorded an impairment charge of $22,783 for the year ended December 31, 2008 all in the Scrap Metal Recycling segment. The impaired intangible assets included $12,200 in trademarks, $7,031 in supplier relationships, $2,129 in non-compete covenants, $1,408 in customer relationships and $15 in patents and databases.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

Note 9.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2010 and 2009 consisted of the following:

	2010			2009
	Current	Long-Term	Total	Current	Long-Term	Total

Environmental remediation costs	$216	$1,348	$1,564	$662	$1,350	$2,012
Payroll and employee benefits	1,194	424	1,618	2,232	—	2,232
Interest, bank fees and interest rate swap	1,134	—	1,134	1,401	880	2,281
Obligations under make-whole agreements (see Note 13)	—	—	—	1,204	—	1,204
Obligations under earnout agreements (see Note 2)	—	—	—	133	—	133
Put warrant liability	—	3,785	3,785	—	3,289	3,289
Other	2,017	—	2,017	1,881	—	1,881

	$4,561	$5,557	$10,118	$7,513	$5,519	$13,032

Note 10.	Pledged Assets, Long-Term Debt and Warrants

	2010	2009

Short-term debt as of December 31, 2010 and 2009, consisted of the following:
Revolving line-of-credit notes payable under secured credit facility to primary lender, terms as described below	$7,051	$—

Long-term debt, excluding senior unsecured convertible notes payable, as of December 31, 2010 and 2009, consisted of the following:
Senior debt:
Revolving line-of-credit payable under secured credit facility with primary lender, terms as described below	$28,202	$—
Term loan payable under secured credit facility, with primary lender, due in monthly principal installments of $222 plus interest at the lenders base rate plus a margin (an effective rate of 4.60% at December 31, 2010), maturing March 2013, collateralized by substantially all assets of the Company	6,000	—
Note payable to bank, due in monthly installments of $3, including interest at 7.2%, remainder due April 2019, collateralized by a mortgage on real property	219	236
Other, primarily equipment notes payable and capitalized leases for related equipment, interest from 0.0% to 15.5%, collateralized by certain equipment with due dates ranging from 2010 to 2016	3,094	3,319
Term loans payable maturing July 2013. Interest payable monthly at the lenders minimum base rate plus a margin of 6.5% with a minimum of 14.0% (an effective rate of 14.0% at December 31, 2009), The notes were guaranteed by certain of the Company’s subsidiaries and collateralized by substantially all assets of the Company	—	30,630
Subordinated debt (subordinate to debt with primary lenders):
Note payable to selling shareholders in connection with business acquisition, due in monthly installments of approximately $20 plus interest at 5%, due December 2019, unsecured	1,456	1,842

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

	2010	2009

Note payable to selling shareholder in connection with business acquisition, due in monthly installments of approximately $41 plus interest at 8%, due May 2010, unsecured	—	205
Note payable to selling shareholder in connection with business acquisition, due in monthly installments of approximately $17 plus interest at 8%, due May 2010, unsecured	—	87
Note payable to corporation in connection with business acquisition, due in monthly installments of approximately $161 including interest at 7%, due January 2010, unsecured	—	100

	38,971	36,419
Less current maturities	4,196	8,515

Long-term portion	$34,775	$27,904

On March 2, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consists of senior secured credit facilities in the aggregate amount of $65,000, including a $57,000 revolving line of credit (the “Revolver”) and an $8,000 machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, are not to exceed the lesser of $57,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, the current LIBOR rate plus 3.5% (an effective rate of 3.99% as of December 31, 2010). The term loan bears interest at the Base Rate plus 2% or, at the Company’s election, the current LIBOR rate plus 4.25% (an effective rate of 4.60% as of December 31, 2010). Under the Credit Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, minimum fixed charge coverage ratios (beginning in the quarter ended December 31, 2010), and maximum capital expenditures covenants. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property. The proceeds of the Credit Agreement are used for present and future acquisitions, working capital, and general corporate purposes. As of December 31, 2010, the Revolver had $19.8 million available for borrowing and $1.9 million outstanding letters of credit.

Listed below are the material debt covenants as prescribed by the Credit Agreement. As of December 31, 2010, the Company was in compliance with such covenants.

Fixed Charge Coverage Ratio — trailing twelve month period ended on December 31, 2010 must not be less than covenant.

Covenant	1:1 to 1:0
Actual	2.3 to 1:0

Year 2010 Capital Expenditures — Year 2010 annual capital expenditures must not exceed covenant

Covenant	$6,500
Actual year to date	$5,449

Upon the effectiveness of the Credit Agreement described above, the Company terminated the Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. dated July 3, 2007, as amended (the “Loan Agreement”) and repaid outstanding indebtedness under the Loan Agreement in the aggregate principal amount of

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

approximately $13,478. The Company also terminated the Financing Agreement with Ableco Finance LLC (“Ableco”) dated July 3, 2007, as amended (the “Financing Agreement”) and repaid outstanding indebtedness under the Financing Agreement in the aggregate principal amount of approximately $30,630. Outstanding balances under the Loan Agreement and the Financing Agreement were paid with borrowings under the Credit Agreement and available cash. Unamortized deferred financing costs under the prior loan agreements of $2,107, the reclassification of $598 ($372 net of income taxes) in losses previously reported in other comprehensive income into earnings due to the termination of the interest rate swap contract and credit facility termination fees and other charges of $341 were expensed and reported in financial and other income (expenses) as accelerated amortization on other costs related to refinance of senior debt for the year ended December 31, 2010. No amounts were outstanding under this Loan Agreement as of December 31, 2009.

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

In connection with the convertible note issuance described above, the Note Purchasers also received a total of 250,000 warrants (“Put Warrants”) for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The initial fair value of the put warrants was $1,652 which was recorded as a debt discount and will be amortized over the life of the convertible notes. At December 31, 2010, the unamortized discount was $1,170. In the event of a change of control, at the request of the holder delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the Put Warrant from the holder by paying the holder, within five (5) business days of such request (or, if later, on the effective dated of the change of control, cash in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

Convertible Note Exchanges

On April 23, 2009 and June 4, 2009, the Company entered into agreements with certain Note holders and retired an aggregate $18,390 in debt principal through the issuance of 3,708,906 shares of common stock. The transactions resulted in an aggregate gain on debt extinguishment, net of unamortized discounts and deferred financing costs, of $8,072 for the year ended December 31, 2009.

On August 26, 2010, the Company repurchased convertible notes totaling $500 for $375 using proceeds of the Revolver described above resulting in a gain of $101 net of unamortized warrant discount.

As of December 31, 2010 and 2009, the outstanding balance on the Notes was $79,940 (net of $1,170 in unamortized discount related to the original fair value of warrants issued with the Notes) and $80,374 (net of $1,237 unamortized discount), respectively.

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of December 31, 2010, are as follows:

Years Ending December 31:	Amount

2011	$11,247
2012	3,710
2013	29,458
2014	81,579
2015	274
Thereafter	864

$127,132

In December 2007, the Company entered into an interest rate swap agreement related to borrowings on its revolving line-of-credit with Wells Fargo Foothill, Inc. This swap was utilized to manage interest rate exposure and was designated as a highly effective cash flow hedge. The differential to be paid or received on the swap agreement was accrued as interest rates changed and was recognized over the life of the agreement in interest expense. At December 31, 2009, the swap agreement had a rate of 4.04% with a notional amount of $20,000. Included in other comprehensive income is a loss of approximately $14 ($9 net income taxes) and $483 ($300 net of income taxes) relating to the change in fair value of the swap agreement as of December 31, 2009 and 2008, respectively. In September 2008, the interest rate swap became ineffective when the Company fully repaid the underlying debt for which the swap was entered. As a result of the ineffectiveness of the swap, the Company recognized an additional $282 and $529 in interest expense for the years ended December 31, 2009 and 2008, respectively. In connection with the new Credit Agreement entered in to on March 2, 2010, the Company terminated the interest rate swap contract. As a result, the Company paid $760 to terminate the contract. No interest rate hedge contract is in place as of December 31, 2010.

Note 11.	Accumulated Other Comprehensive Loss

Total comprehensive income (loss) is reported in the accompanying statements of stockholders’ equity. Information related to the components, net of tax, of other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 is as follows.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

	2010	2009	2008

Change in funded status of defined benefit pension plan	$22	$85	$(149)
Adjustment for realized loss on interest rate swap	372	—	—
Unrealized loss on interest rate swap, net of income tax benefit of 2009 $5; 2008 $183	—	(9)	(300)

	$394	$76	$(449)

The components of accumulated other comprehensive loss, net of tax, as of December 31, 2010 and 2009 are as follows:

	2010	2009

Funded status of defined benefit pension plan	$(315)	$(337)
Unrealized loss on interest rate swap net of income tax benefit of $226	—	(372)

	$(315)	$(709)

Note 12.	Capital and Redeemable Stock

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

Capital stock voting rights, par value, dividend features and authorized, issued and outstanding shares are summarized as follows as of December 31, 2010 and 2009:

	2010		2009
		Issued and		Issued and
	Authorized	Outstanding	Authorized	Outstanding

New Preferred stock, voting, $.001 par value	10,000,000	—	10,000,000	—
Common stock, voting, $.001 par value	100,000,000	46,559,878	100,000,000	46,425,224

Each outstanding share of common stock entitles the record holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are also entitled to dividends when and if declared by the Company’s Board of Directors.

The Board of Directors of Metalico, Inc. is authorized to issue preferred stock from time to time in one or more classes or series thereof, each such class or series to have voting powers (if any), conversion rights (if any), dividend rights, dividend rate, rights and terms of redemption, designations, preferences and relative, participating, optional or other special rights and privileges, and such qualifications, limitations or restrictions thereof, as shall be determined by the Board and stated and expressed in a resolution or resolutions of the Board providing for the issuance of such preferred stock. The Board is further authorized to increase (but not above the total number of authorized shares of the class) or decrease (but not below the number of shares of any such series then outstanding) the number of shares in any series, the number of which was fixed by it, subsequent to the issuance of shares of such series then outstanding, subject to the powers, preferences, and rights, and the qualifications, limitations, and restrictions of such preferred stock stated in the resolution of the Board originally fixing the number of shares of such series

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

Redeemable common stock consisted of 500,000 shares delivered to certain holders as a component of the consideration for the Company’s American CatCon acquisition in January 2008. The holders of the redeemable stock had the right to put such shares to the Company at a minimum price of $8.00. On December 31, 2009, the Company entered into an agreement with the holders of the shares of its redeemable common stock whereby in lieu of receiving the $8.00 per share redemption price from the Company, the holders agreed to liquidate their shares in the public trading market. The Company agreed to pay the holders the shortfall, if any, between the proceeds received by the holders from market sales of the stock and $8.00 per share. All 500,000 shares were liquidated by the holders by February 5, 2010 and the Company recorded a charge of $1,204 included in other expense in the statement of operations as a result of the shortfall incurred. The $1,204 liability was recorded as a short-term liability and reported in accrued expenses as of December 31, 2009. No redeemable common stock was outstanding at December 31, 2010.

Stock Purchase Warrants:

In conjunction with the issuance of convertible notes to finance a business acquisition in May 2008, convertible note purchasers were issued a total of 250,000 warrants (“Put Warrants”) for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The Company also issued warrants to purchase 1,169,231 shares of the Company’s common stock at an exercise price of $12.65 per share (subject to adjustment) with a term of six years in connection with a private placement of the Company’s common stock in March 2008. Both sets of warrants provide that, in the event of a change of control, at the request of the holder delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the warrant from the requesting holder by paying the holder, within five (5) business days of such request (or, if later, on the effective date of the change of control), cash in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control. At December 31, 2010, all 1,419,231 warrants were outstanding.

Note 13.	Financial Instruments Liabilities

In connection with the $100,000 of Notes issued on April 23, 2008, the Company issued 250,000 put warrants. The Company also issued 1,169,231 put warrants in connection with the issuance of common stock on March 27, 2008. These warrants are free-standing financial instruments which, upon a change in control of the Company, may require the Company to repurchase the warrants at their then-current fair market value. Accordingly, the warrants are accounted for as long-term liabilities and marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustments” in the statement of operations.

At December 31, 2010 and 2009, the estimated fair value of warrants outstanding on those dates was $3,785 and $3,289, respectively. The change in fair value of the put warrants resulted in expense of $496 and $2,877 for the years ended December 31, 2010 and 2009, respectively. The change in fair value of the put warrants for the year ended December 31, 2008 resulted in income of $6,664.

At each balance sheet date, any change in the calculated fair market value of the warrant obligations must be recorded as additional expense or other income.

In connection with the Pittsburgh acquisition, the Company entered into to a make-whole agreement (“make-whole agreement”) that provides reimbursement to the seller for any shortfall in selling price below an agreed upon price, up to a maximum of $7,000, on the sale of Company stock issued in the transaction for a period beginning on the six month anniversary of the transaction. During the year ended December 31, 2009, the Company made payments totaling $2,415 under the make-whole agreement. The change in the fair market value required the Company to record an $843 decrease and $4,721 increase in the value of the make-whole liability for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, all obligations under the Pittsburgh make-whole agreement were satisfied.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

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

Net deferred tax assets (liabilities), resulting from the differences in the timing of the recognition of certain income and expense items for financial and tax accounting purposes and credit carryforwards, consisted of the following components as of December 31, 2010 and 2009:

	2010	2009

Deferred tax benefits:
Inventories	$3,363	$1,947
Accrued expenses	1,174	1,909
Accounts receivable	657	501
Loss carryforwards for state purposes	3,448	3,807
Intangible assets	1,534	2,816
Basis in subsidiary stock	2,294	2,229

	12,470	13,209
Less valuation allowance	(3,496)	(3,795)

	8,974	9,414

Deferred tax obligations:
Property and equipment	(8,674)	(6,961)
Gain on debt extinguishment	(2,825)	(2,825)
Prepaid expenses	(197)	(160)

	(11,696)	(9,946)

	$(2,722)	$(532)

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2010 and 2009, as follows:

	2010	2009

Current assets	$4,004	$2,753
Long-term liabilities	(6,726)	(3,285)

	$(2,722)	$(532)

Included in deferred tax liabilities at December 31, 2010 and 2009 is $361 related to the gain on sale of subsidiary stock recorded as a capital transaction in the consolidated statement of stockholders’ equity.

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
($ thousands, except per share data)

subsidiaries unlikely to produce future taxable income in order to utilize these loss carryforwards before they expire.

Loss carryforwards primarily for state tax purposes as of December 31, 2010, total $45,209 applicable to the various states in which the Company files its tax returns. A valuation allowance has been recorded for approximately 95% of these loss carryforwards applicable to non-operating subsidiaries filing as single entities under applicable federal and state tax laws. The ability of such non-operating subsidiaries to produce future taxable income in order to utilize all of the loss carryforwards before they expire in 2028 is unlikely.

The provision (credit) for income taxes for the years ended December 31, 2010, 2009 and 2008, consisted of the following:

	2010	2009	2008

Continuing operations:
Current	$7,150	$(3,870)	$(1,822)
Deferred	2,629	5,606	(13,713)

	$9,779	$1,736	$(15,535)

Discontinued operations:
Current	$(147)	$(335)	$(1,492)
Deferred	141	497	739

	$(6)	$162	$(753)

The total income tax provision for continuing operations of $9,779 for the year ended December 31, 2010 is comprised of current and deferred federal expense of $6,525 and $2,161, respectively and current and deferred state tax expense of $625 and $468, respectively.

The income tax provision (credit) attributable to income from continuing operations differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010, 2009 and 2008, due to the following:

	2010	2009	2008

Computed statutory tax expense (credit)	$8,134	$(586)	$(20,433)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	450	(68)	(1,751)
Non-deductible items	870	1,660	—
Impairment of non-deductible goodwill and intangible assets	—	—	6,946
Change in valuation allowance	(300)	585	673
Other, net	625	145	(970)

	$9,779	$1,736	$(15,535)

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

The total income tax provision (credit) for the years ended December 31, 2010, 2009 and 2008, was $9,773, $1,898 and ($16,288), respectively. Those amounts have been allocated to the following financial statement items:

	2010	2009	2008

Income from continuing operations	$9,779	$1,736	$(15,535)
Discontinued operations	(6)	162	(753)

	$9,773	$1,898	$(16,288)

Note 15.	Stock-Based Compensation Plans

The Company established the 2006 Long-Term Incentive Plan (the “2006 Plan”) which allows for a number of shares of the Company’s common stock equal to up to 10% of the total issued and outstanding amount of common shares and common share equivalents (meaning the number of shares of common stock to which the Company’s outstanding preferred stock could be converted as of any date of determination) to be issued upon the exercise of stock based awards granted to officers, consultants, board members and certain other employees from time to time. The purpose of the 2006 Plan is to attract and retain qualified individuals and to align their interests with those of the stockholders by providing certain employees of the Company and its affiliates and members of the Board with the opportunity to receive stock-based and other long-term incentive grants. The 2006 Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Board of Directors. Awards issued under the 2006 Plan generally vest ratably over three years and are exercisable for up to five years from the date of grant. The Company receives no monetary consideration for the granting of stock-based awards pursuant to the 2006 Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options.

A summary of the status of the fixed awards at December 31, 2010, 2009 and 2008, and changes during the years ended on those dates is as follows:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,101,632	$7.74	1,640,009	$8.74	1,185,919	$5.03
Granted	602,000	3.79	679,382	3.98	678,000	13.81
Exercised	(127,820)	3.17	(134,665)	0.61	(175,675)	3.86
Expired	(224,819)	5.47	(83,094)	8.28	(48,235)	6.68

Outstanding at end of year	2,350,993	7.19	2,101,632	7.74	1,640,009	8.74

Exercisable at end of year	1,386,640 (a)	8.81	1,105,397	8.03	859,146	5.72
Weighted-average fair value per award of awards granted during the year	$2.52		$2.68		$6.25

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

(a)	As of December 31, 2010, there was $2,541 of total unrecognized compensation costs related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 1.77 years. The total fair value of options vested during the year ended December 31, 2010 was $2,632.

For the years ended December 31, 2010, 2009 and 2008, the fair value of each award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants:

	2010	2009	2008

Weighted average risk-free interest rates(1):	1.59%	2.43%	3.02%
Weighted average expected life (in years)(2):	5.0	4.7	3.0
Weighted average expected volatility(3):	84%	84%	65%
Expected dividend yield:	—	—	—

(1)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

(2)	The expected life of stock options is estimated based on historical experience.

(3)	Expected volatility is based on the average of historical volatility determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.

	As of and for the Year Ended December 31
	Aggregate Intrinsic Value
	2010	2009	2008

Options outstanding	$2,525	$841	$156
Options exercisable	$723	$301	$156
Options exercised	$241	$308	$1,533

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

A further summary about awards outstanding at December 31, 2010, was as follows:

	Options		Options
	Outstanding		Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Remaining
	Number	Contractual	Number	Contractual
Exercise Prices	Outstanding	Life	Exercisable	Life

$ 3.51	524,889	4.6	58,321	4.6
3.83	1,000	4.8	250	4.8
3.88	511,001	3.6	225,778	3.6
4.36	10,000	0.3	10,000	0.3
4.58	131,619	3.9	46,987	3.9
4.68	15,000	4.4	2,917	4.4
4.70	1,389	0.5	1,389	0.5
4.86	10,000	0.3	10,000	0.3
5.36	5,000	0.3	5,000	0.3
5.50	101,859	0.5	101,859	0.5
5.99	60,000	4.2	45,000	4.2
6.29	15,000	1.3	15,000	1.3
7.56	5,000	1.7	5,000	1.7
7.74	340,777	1.6	340,777	1.6
8.48	10,000	1.5	10,000	1.5
9.86	2,153	2.0	2,153	2.0
10.36	4,306	2.0	4,306	2.0
10.40	1,000	1.8	1,000	1.8
14.02	598,500	2.5	498,750	2.5
14.65	2,500	2.4	2,153	2.4

Total	2,350,993	3.1	1,386,640	2.5

Stock options outstanding that have vested, are expected to vest and are not expected to vest as of December 31, 2010 were as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)

Vested	1,386,640	$8.81	2.5	$723,219
Expected to vest	866,394	$4.86	4.0	$1,617,992

	2,253,034	$7.29	3.1	$2,341,211

Not expected to vest	97,959	$4.83	4.0	$184,278

(1)	These amounts represent the difference between the exercise price and $5.88, the closing price of the Company’s common stock on December 31, 2010 for in the money options.

On June 1, 2010, the Company granted 7,500 shares of restricted common stock to a Company employee with a fair value of $4.78 per share. The shares vest quarterly over a three-year period. At December 31, 2010, there were 5,625 restricted shares remaining unvested. All unvested shares are expected to vest by March 31, 2013.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

Unrecognized future compensation expense related to the unvested shares at December 31, 2010 was $21 and is expected to be recognized ratably through March 31, 2013.

Note 16.	Pension Plans

At December 31, 2010, the Company has two defined-contribution 401(k) pension plans, one for employees not covered by a collective bargaining agreement (Non-union), and one for employees at its Granite City, Illinois plant covered by a collective bargaining agreement (Union). The plans offer substantially all employees a choice to elect to make contributions pursuant to salary reduction agreements upon attaining certain age and length-of-service requirements. Under the Non-union plan, the Company may make matching contributions on behalf of the participants of the plan, not to exceed 100% of the amount of each participant’s elective salary deferral, up to a maximum percentage of a participant’s compensation as defined by the plan. Under the Union plan, and in accordance with its labor contract that covers the Company’s union employees at the Granite City, Illinois plant, Company contributions are required based on a specified rate per month. On March 18, 2009, the Company suspended its matching contributions to the Non-union 401(k) plan. The Company matched participant contributions during 2008 under the Non-union plan at 100% of a participant’s elective salary deferrals, up to a maximum of 4% of participant compensation and during 2009 (prior to March 18) up to a maximum of 2% of participant compensation. For the Union plan, the Company matched participant contributions up to the maximum required under the union collective bargaining agreement. The Non-union and Union plans also provide a profit sharing component where the Company can make a discretionary contribution to the plans, which is allocated based on the compensation of eligible employees. No profit sharing contributions were made for 2010, 2009 and 2008. Company matching and profit-sharing contributions are subject to vesting schedules, and forfeitures are applied to reduce Company contributions. Participants are immediately vested in their elective contributions. Combined 401(k) and pension expense for the years ended December 31, 2010, 2009 and 2008, was approximately $161, $291 and $387, respectively.

In connection with the Company’s acquisition of a controlling interest in Mayco Industries, LLC (subsequently converted to Mayco Industries, Inc.) effective September 30, 2004, the Company assumed plan sponsorship of a frozen defined benefit pension plan at the Granite City, Illinois plant covering substantially all hourly employees at such location.

Information relative to this defined benefit pension plan, as of and for the years ended December 31, 2010 and 2009, is presented as follows:

The Company uses a December 31 measurement date for the defined benefit pension plan.

Obligations and Funded Status

	2010	2009

Changes in benefit obligations:
Obligations at beginning of year	$988	$996
Interest cost	56	58
Actuarial loss	49	3
Benefits paid	(65)	(69)

Obligations at end of year	$1,028	$988

Changes in plan assets:
Fair value of assets at beginning of year	$534	$467
Actual return on assets	76	110

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

	2010	2009

Company contributions	60	26
Benefits paid	(65)	(69)

Fair value of assets at end of year	$605	$534

Funded status (plan assets less than benefit obligations) at end of year	$(423)	$(454)
Amounts not recognized:
Unrecognized net loss	539	575

Net amount recognized on balance sheet	$116	$121

Amounts recognized on balance sheet as:
Accrued benefit cost	$(423)	$(454)
Accumulated other comprehensive loss	539	575

Net amount recognized on balance sheet	$116	$121

Accumulated benefit obligation	$1,028	$988

	2010	2009	2008

Components of Net Periodic Benefit Cost and Additional Information
Components of net periodic benefit cost:
Interest cost	$56	$58	$58
Expected return on plan assets	(39)	(34)	(50)
Amortization of actuarial loss	48	62	37

Net periodic benefit cost	$65	$86	$45

Additional information:
Pension liability adjustments included in other comprehensive income, net of tax	$22	$85	$(149)
Assumptions
Weighted-average assumptions used in computing ending obligations:
Discount rate	5.30%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Weighted-average assumptions used in computing net cost:
Discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.50%	7.50%

The expected long-term rate of return on plan assets for determining net periodic pension cost for each fiscal year is chosen by the Company from a best estimate range determined by applying anticipated long-term returns and long-term volatility for various asset categories to the target asset allocation of the defined benefit pension plan, as well as taking into account historical returns.

Using the asset allocation policy as currently in place for the defined benefit pension plan (60% in total equity securities — 45% large/mid cap stocks and 15% small cap stocks; 40% in fixed income securities), the Company determined the expected rate of return at a 50% probability of achievement level based on forward-looking rate of

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

return expectations for passively-managed asset categories over a 20-year time horizon which produced an expected rate of return of 7.53% which was rounded to 7.50%.

Plan Assets

	Percentage of
	Plan Assets
	at
	December 31,
Asset Category	2010	2009

Equity securities	60%	61%
Debt securities	38%	37%
Other	2%	2%

Total	100%	100%

For the purposes of fair value measurement, all plan assets are considered to be Level 1, having quoted prices in active markets.

Cash Flows

The Company expects to contribute approximately $70 to its defined benefit pension plan in the year ended December 31, 2011.

The following benefit payments are expected to be paid:

Years Ending December 31:	Amount

2011	$66
2012	64
2013	64
2014	62
2015	64
Years 2016-2020	364

Note 17.	Lease Commitments

The Company leases administrative and operations space under noncancelable operating lease agreements that expire between 2011 and 2018, and require various minimum annual rentals. In addition, certain leases also require the payment of property taxes, normal maintenance, and insurance on the properties. The Company also leases certain vehicles and equipment under noncancelable operating lease agreements that expire between 2011 and 2018.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

The approximate minimum rental commitment as of December 31, 2010, excluding executory costs, is due as follows:

Years Ending December 31:	Amount

2011	$1,456
2012	1,054
2013	294
2014	71
2015	60
Thereafter	79

$3,014

Total rental expense for the years ended December 31, 2010, 2009 and 2008, was approximately $2,124, $1,806 and $2,096, respectively.

Note 18.	Other Commitments and Contingencies

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

For the GSR site, as of December 31, 2010 and 2009, estimated remaining environmental remediation costs reported as a component of accrued expenses were $1,006 and $1,021, respectively. Of the $1,006 accrued as of December 31, 2010, $167 is reported as a current liability and the remaining $839 is estimated to be paid as follows: $132 from 2012 through 2014 and $707 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at this facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

Metalico, Inc.’s Gulf Coast Recycling, Inc. subsidiary (“GCR”), previously located in Tampa, Florida, is a party to two settlement agreements governing remediation and monitoring of a site in the greater Tampa area (the “Jernigan Site”). All agreed remediation pursuant to those agreements was substantially completed in 2008 at a cost of $3,300. GCR is at this time in material compliance with all of its obligations under the settlement agreements. Substantially all of GCRs assets, including its real property interests, were sold on May 31, 2006 and GCR is no longer responsible for on-site or adjacent remediation or monitoring. GCR’s liability for remediation costs at the Jernigan Site has been reduced by $200 as a result of contribution and participation agreements entered into by GCR and the two other potentially responsible parties party to the two settlement agreements. The Company estimates future maintenance and response costs for the Jernigan Site at $282. On February 11, 2009, the Company received a $500 payment from a former lead supplier of GCR in lieu of future potential liability claims. The $500 was recorded as income in discontinued operations in the first quarter of 2009.

The Company and its subsidiaries are at this time in material compliance with all of their obligations under all pending consent orders in the greater Tampa area.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

Accrued expenses for environmental matters inclusive of the EPA and FDEP past response costs claims and an estimate of future response costs in the accompanying December 31, 2010 and 2009 balance sheets include approximately $383 and $816, respectively, applicable to all of GCR’s various outstanding remediation issues. Of the $383 accrued as of December 31, 2010, $48 is reported as a current liability and the remaining $335 is estimated to be paid as follows: $27 from 2012 through 2014 and $308 thereafter. The remaining $335 reported in long term liabilities represents an estimate of future monitoring and maintenance costs. In the opinion of management, the accrued amounts mentioned above applicable to GCR are adequate to cover its existing environmental obligations related to such plant.

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

Employee Matters

As of December 31, 2010, approximately 10% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Forty-nine employees located at the Company’s facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty-one employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. The agreement with the United Steelworkers of America expires on March 15, 2011 and the agreement with the Joint Board expires on June 25, 2011.

Aggregate retirement plan contributions for union employees for the years ended December 31, 2010 and 2009 amounted to $83 and $69, respectively.

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 19.	Discontinued Operations

On May 31, 2006, the Company sold substantially all of the lead smelting assets of its GCR subsidiary, in Tampa, Florida. It no longer conducts lead smelting and refining operations.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

The income (loss) from the GCR discontinued subsidiary for the years ended December 31, 2010, 2009 and 2008, consisted of the following:

	2010	2009	2008

Revenue	$—	$—	$—
Costs and expenses	21	252	1,463

Operating loss	(21)	(252)	(1,463)
Other income (expense)	1	473	—

	$(20)	$221	$(1,463)

During 2003, the Company’s Board of Directors approved a plan for the shutdown of operations and closure of its secondary lead smelting and refining plant in College Grove, Tennessee (Metalico-College Grove, Inc.).

The income (loss) from the Metalico-College Grove, Inc. discontinued subsidiary for the years ended December 31, 2010, 2009 and 2008, consisted of the following:

	2010	2009	2008

Revenue	$—	$—	$—
Costs and expenses	27	186	520

Operating loss	(27)	(186)	(520)
Other income	32	322	—

	$5	$136	$(520)

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

The Company had two operating segments for the years ended December 31, 2010, 2009 and 2008. Reference should be made to Note 19 regarding discontinued operations. The segments are distinguishable by the nature of their operations and the types of products sold. The accounting policies of the operating segments are generally the same as described in Note 1. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing. The Company allocates

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

acquisition interest and management fees from corporate to the operating segments. Listed below is financial data as of or for the years ended December 31, 2010, 2009 and 2008, for these segments:

		Lead
	Scrap Metal	Fabrication	Corporate
	Recycling	and Recycling	and Other	Consolidated

2010
Revenues from external customers	$487,891	$65,362	$—	$553,253
Operating income (loss)	35,576	1,110	(196)	36,490
Depreciation and amortization expense	11,998	1,691	39	13,728
Interest expense including accelerated amortization and other costs related to refinancing of senior debt	6,738	43	6,102	12,883
Total assets	275,388	41,414	11,705	328,507
Capital expenditures on other property and equipment	4,561	757	131	5,449
Expenditures for goodwill	304	—	—	304
2009
Revenues from external customers	$229,238	$62,495	$—	$291,733
Operating income (loss)	12,853	2,713	(1,848)	13,718
Depreciation and amortization expense	11,551	1,662	27	13,240
Gain on acquisition	(866)	—	—	(866)
Interest expense including accelerated amortization and other costs related to refinancing of senior debt	10,158	95	5,604	15,857
Total assets	241,215	36,195	19,291	296,701
Capital expenditures on property and equipment acquired in business acquisitions	2,770	—	—	2,770
Capital expenditures on other property and equipment	2,477	501	44	3,022
Expenditures for other intangibles	949	—	—	949
2008
Revenues from external customers	$723,725	$89,346	$5,124	$818,195
Operating loss	(24,583)	(12,242)	(3,132)	(39,957)
Depreciation and amortization expense	11,235	1,423	206	12,864
Impairment charge	54,644	4,399	—	59,043
Interest expense	13,791	530	3,034	17,355
Total assets	208,463	39,228	92,602	340,293
Capital expenditures on property and equipment acquired in business acquisitions	30,502	—	—	30,502
Capital expenditures on other property and equipment	6,465	4,441	237	11,143
Expenditures for goodwill	26,930	—	—	26,930
Expenditures for other intangibles	47,326	—	—	47,326

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

The Company’s revenue by product line or service for the years ended December 31, 2010, 2009 and 2008, consisted of the following:

	2010	2009	2008

Scrap Metal Recycling
Ferrous metals	$167,211	$77,954	$214,680
Non-ferrous metals	161,013	81,927	172,715
PGM material	159,667	69,357	336,330

	487,891	229,238	723,725
Lead Fabrication	65,362	62,495	89,346
Other	—	—	5,124

	$553,253	$291,733	$818,195

Note 21.	Statements of Cash Flows Information

The Company made net cash payments (received refunds) for income taxes of approximately $2,149, ($9,318) and $9,539 (net of (payments) refunds ($5,641), ($161) and $146) and for interest of approximately $9,117, $14,605 and $14,815 during the years ended December 31, 2010, 2009 and 2008, respectively.

The following describes the Company’s noncash investing and financing activities:

	2010	2009	2008

Repayment of debt with new borrowings	$44,109	$—	$—
Reduction of seller note payable on settlement of final working capital receivable	350	—	—
Trade-in allowances on new equipment purchases	593	—	—
Issuance of common stock for business acquisitions (see Note 2)	—	—	7,832
Issuance of short and long-term debt for business acquisition	—	1,842	3,860
Issuance of common stock on debt conversion	—	9,000	—
Issuance of note receivable for sale of assets	—	640	—
Termination of redemption option on redeemable common stock	—	4,000	—
Change in fair value of interest rate swap contract, net of deferred tax	—	9	300
Increase (decrease) in funded status of pension plan, net of deferred tax	(22)	(85)	149

Note 22.	Earnings (loss) Per Share attributable to Company Common Shareholders

Following is information about the computation of the earnings (loss) per share attributable to Company common shareholders (EPS) data for the years ended December 31, 2010, 2009 and 2008. For the years ended December 31, 2009 and 2008, the calculation of fully diluted loss per share is anti-dilutive and, therefore, is not presented.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

	Year Ended December 31, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic and Diluted EPS
Income from continuing operations available to Metalico stockholders	$13,471	46,454,177	$0.29

	Year Ended December 31, 2009
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic and Diluted EPS
Loss from continuing operations available to Metalico stockholders	$(3,640)	41,200,895	$(0.08)

	Year Ended December 31, 2008
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic and Diluted EPS
Loss from continuing operations available to Metalico stockholders	$(42,430)	35,136,316	$(1.21)

The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the year ended December 31, 2010, there were 2,125,828 options, 1,419,231 warrants and 5,816,795 shares issuable upon conversion of convertible notes excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.

As a result of the net loss for the year ended December 31, 2009, 1,460,724 warrants, 1,311,045 options and 6,377,755 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

As a result of the net loss for the year ended December 31, 2008, 1,153,649 warrants, 1,290,043 options and 4,703,357 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

Note 23.	Fair Value Disclosure

ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value of expected cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. ASC Topic 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts disclosed do not represent the underlying value of the Company.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, trade receivables, accounts payable and accrued liabilities:  The carrying amounts approximate the fair value due to the short maturity of these instruments.

Notes payable and long-term debt:  The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities. The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The Notes are included in the balance sheet as of December 31, 2010 at $79,940 which is inclusive of unamortized discount of $1,170. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.

Interest Rate Swap:  No interest rate swaps were outstanding as of December 31, 2010. The carrying amount was equal to fair value based upon observable inputs at December 31, 2009.

Put Warrants:  The carrying amounts are equal to fair value based upon the Black-Scholes method.

Obligations under make-whole agreements:  No obligations under make-whole agreements were outstanding as of December 31, 2010. At December 31, 2009, the liability represents the actual amounts disbursed in subsequent period.

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

	December 31, 2010
Liabilities	Level 1	Level 2	Level 3	Total

Put warrants	—	—	$3,785	$3,785

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

	December 31, 2009
Liabilities	Level 1	Level 2	Level 3	Total

Put warrants	—	—	$3,289	$3,289
Obligations under make-whole agreements	$1,204	—	—	1,204
Interest rate swaps	—	$880	—	880

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants:  The put warrants are valued using the Black-Scholes method. The average value per outstanding warrant at December 31, 2010 is computed to be $2.67 using a discount rate of 1.52% and an average volatility factor of 93.9%. The average value per outstanding warrant at December 31, 2009 is computed to be $2.32 using a discount rate of 2.69% and an average volatility factor of 87.5%.

Obligations under make-whole agreements:  No obligations under make-whole agreements were outstanding as of December 31, 2010. At December 31, 2009, the liability represents the actual amounts disbursed in the subsequent period based on the selling price of the Company’s common stock under the agreement entered into in connection with the termination of the redemption feature related to redeemable common stock.

Interest Rate Swaps:  No interest rate swaps were outstanding as of December 31, 2010. At December 31, 2009, the interest rate swap was valued by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions.

ASC Topic 820 requires a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. For these Level 3 assets, the reconciliation is as follows:

	Fair Value Measurements
	Using Significant Unobservable Inputs (Level 3)
	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
			Obligation under
			make-whole
	Put Warrants	Put Warrants	agreements	Total

Beginning balance	$3,289	$412	$3,546	$3,958
Total (gains) or losses (realized/unrealized)
included in earnings	496	2,877	(843)	2,034
Payments, conversions, redemptions and additional issued shares	—	—	(2,703)	(2,703)

Ending balance	$3,785	$3,289	$—	$3,289

The amount of total (gains) or losses included in earnings for the period attributable to the change in unrealized gains or losses relating to financial instruments still held at the reporting date	$496	$2,877	$—	$2,877

Note 24.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. The Company enters into forward sales contracts with durations of generally eight weeks or less with PGM substrate processors to manage the price risk associated with volatile PGM commodity prices but are not subject to any hedge designation as they are considered within the normal sales exemption provided by ASC Topic 815. Under the Company’s prior Loan and

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

Security Agreement, the Company had entered into an interest rate swap to manage interest rate risk associated with the Company’s variable-rate borrowings. As described in Note 10, on March 2, 2010, the Company terminated the interest rate swap contract upon entering into the new Credit Agreement. No interest rate hedge was in effect from that date through December 31, 2010.

		Liability Derivatives
		Fair Value at	Fair Value at
Derivatives designated	Balance Sheet	December 31,	December 31,
as hedging instruments	Location	2010	2009

Interest Rate Swap	Other Non-current Liabilities	$—	$880

Cash Flow Hedges

In accordance with ASC Topic 815, the Company designates certain interest rate hedges as cash flow hedges. The Company was subject to variable interest rates under the Credit Agreement described in Note 10. In order to mitigate exposure to increasing interest rates on this variable rate debt the Company used an interest rate swap effectively converting the interest rate from variable to fixed. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

	Amount of (Loss)			Amount of (Loss)
	Recognized in			Recognized in
	OCI on			Income on
	Derivatives			Derivatives
	(Effective Portion)		Location of (Loss)	(Ineffective
	Year Ended		Recognized in Income on	Portion)
Derivatives designated as Cash Flow	December 31,		Derivatives	Year Ended December 31,
hedging instruments under ASC Topic 815	2010	2009	(Ineffective Portion)	2010	2009

Interest Rate Swap	$—	$(9)	Interest expense	$—	$(282)

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

		Amount of gain or (loss) recognized in
	Location of gain or	income on Derivative
	(loss) recognized	Year Ended
Derivatives designated as Fair Value	in income of	December 31,	December 31,
hedging instruments ASC Topic 815	derivative	2010	2009

Commodity purchase contracts	Operating expenses	$—	$1,010

The Company does not have any derivative instruments that contain credit-risk-related contingent features.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

Note 25.	Recent Accounting Pronouncements

Consolidation of Variable Interest Entities — The FASB amended ASC 810, “Consolidations,” with ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This update significantly changes the model for determining whether an entity is the primary beneficiary and should thus consolidate a variable interest entity. In addition, this update requires additional disclosures and an ongoing assessment of whether a variable interest entity should be consolidated. The provisions of this update are effective for annual reporting periods beginning after November 15, 2009. The Company has ownership interests in consolidated and non-consolidated variable interest entities. The effects of adoption were not significant.

Intangibles — Goodwill and Other — The FASB has issued ASU No. 2010-28, “Intangibles-Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The effects of adoption of this ASU could have a material effect on future periods.

Revenue Recognition — The FASB amended ASC 605, “Revenue Recognition,” with ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” If a revenue arrangement has multiple deliverables, this update requires the allocation of revenue to the separate deliverables based on relative selling prices. In addition, this update requires additional ongoing disclosures about an entity’s multiple-element revenue arrangements. The provisions of this update are effective no later than January 1, 2011. The Company does not expect the effects of adoption to be significant.

Noncontrolling Interests — On January 1, 2009, the Company adopted guidance on reporting of noncontrolling interests. The accounting change was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for the comparative periods presented, and did not significantly change the presentation of the Company’s consolidated financial statements.

Note 26.	Subsequent Events

On February 18, 2011, the Company purchased a 44-acre parcel of real property that included a 177,500- square-foot building in Western New York State. The Company plans to install a heavy-duty 80104 Metal Shredder inside the building, and ample additional space for other recycling activity. The planned shredder is capable of processing 100 to 120 tons of shredded scrap per hour. The installation will include a new state-of-the-art downstream separation system to maximize the recovery of valuable non-ferrous products. The Company expects to make a capital investment of more than $10,000 for the acquisition of the property, plant and support equipment and related improvements for the shredder project. The Company will use proceeds from the Credit Agreement, recently amended and described below. The facility is expected to be operational by the end of 2011.

On January 31, 2011, the Company acquired 100% of the outstanding capital stock of Goodman Services, Inc., a Bradford, Pennsylvania-based full service recycling company with additional operations in Jamestown, New York and Canton, Ohio. The purchase price included cash and Metalico common stock among other items of consideration. Funding for the acquisition included a drawdown under the Company’s Credit Agreement. As part of the purchase price for the acquisition, the Company issued 782,763 shares of its common stock, par value $0.001 per share having an aggregate value to the sellers of $4,391 determined at a price per share of $5.61.

On January 27, 2011, the Company entered into a Second Amendment (the “Amendment”) to the Credit Agreement dated as of February 26, 2010. The Amendment provides for an increase in the maximum amount

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
($ thousands, except per share data)

available under the Credit Agreement to $85,000, including $70,000 under the revolving credit facility (up from $57,000) and an additional term loan to be available in multiple draws in the aggregate amount of $9,000 earmarked for contemplated capital expenditures. The term loan funded at the closing of the Credit Agreement continues to amortize. The Amendment increases the advance rate for inventory under the revolving facility’s borrowing base formula. LIBOR-based interest rates have been reduced to the current LIBOR rate plus 3.25% for revolving loans and the current LIBOR rate plus 3.75% for term loans. The Amendment also adjusts the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets and extends the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014. The remaining material terms of the Credit Agreement remain unchanged by the Amendment.

After giving effect to the Second Amendment to the Credit Agreement facility, the aggregate annual maturities, excluding discounts, required on long-term debt at December 31, 2010, are as follows:

Twelve Months Ending December 31:	Amount

2011	$11,247
2012	3,710
2013	1,256
2014	109,781
2015	274
Thereafter	864

$127,132