Form 10-Q
period 2011-03-31
METALICO INC
filed 2011-04-28
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Number of shares of Common stock, par value $.001, outstanding as of April 27, 2011: 47,374,473

METALICO, INC.
Form 10-Q Quarterly Report

PART I
Item 1. Financial Statements.	Page 2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	Page 16
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	Page 25
Item 4. Controls and Procedures.	Page 26

PART II
Item 1. Legal Proceedings.	Page 26
Item 1A. Risk Factors.	Page 27
Item 6. Exhibits.	Page 27
EX-10.16
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$5,482	$3,473
Trade receivables, less allowance for doubtful accounts 2011 and 2010 - $1,027	77,064	55,112
Inventories	68,351	73,454
Prepaid expenses and other current assets	5,491	6,276
Income taxes receivable	—	1,386
Deferred income taxes	4,004	4,004

Total current assets	160,392	143,705

Property and equipment, net	79,607	70,215
Goodwill	73,012	69,605
Other intangibles, net	42,281	38,871
Other assets, net	6,060	6,111

Total assets	$361,352	$328,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$7,118	$7,051
Current maturities of other long-term debt	5,853	4,196
Accounts payable	21,416	18,386
Accrued expenses and other current liabilities	6,740	4,561
Income taxes payable	4,350	—

Total current liabilities	45,477	34,194

Long-Term Liabilities
Senior unsecured convertible notes payable	79,957	79,940
Other long-term debt, less current maturities	39,542	34,775
Deferred income taxes	9,571	6,726
Accrued expenses and other long-term liabilities	5,638	5,557

Total long-term liabilities	134,708	126,998

Total liabilities	180,185	161,192

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Common stock, par value $0.001, authorized shares of 100,000,000; issued and outstanding shares of 47,374,473 and 46,559,878, respectively	47	46
Additional paid-in capital	180,182	175,094
Retained earnings (accumulated deficit)	1,253	(7,510)
Accumulated other comprehensive loss	(315)	(315)

Total stockholders’ equity	181,167	167,315

Total liabilities and stockholders’ equity	$361,352	$328,507

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010

	2011	2010
	(Unaudited)
	($ thousands, except share data)
Revenue	$181,967	$134,079

Costs and expenses
Operating expenses	153,643	109,893
Selling, general, and administrative expenses	8,020	7,181
Depreciation and amortization	3,320	3,400

	164,983	120,474

Operating income	16,984	13,605

Financial and other income (expense)
Interest expense	(2,453)	(2,948)
Accelerated amortization and other costs related to refinancing of senior debt	—	(3,046)
Financial instruments fair value adjustment	(81)	(948)
Other	(24)	(99)

	(2,558)	(7,041)

Income before income taxes	14,426	6,564
Provision for federal and state income taxes	5,663	3,050

Net income	$8,763	$3,514

Earnings per common share:
Basic	$0.19	$0.08

Diluted	$0.19	$0.08

Weighted Average Common Shares Outstanding:
Basic	47,095,914	46,428,260

Diluted	47,219,740	46,439,400

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010

	2011	2010
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$8,763	$3,514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,859	3,614
Deferred income taxes	—	3,048
Provision for doubtful accounts receivable	—	267
Compensation expense on restricted stock and stock options issued	584	692
Deferred financing costs expensed	—	2,107
Net gain on sale and disposal of property and equipment	(322)	(5)
Financial instruments fair value adjustment	81	948
Other non-cash changes	40	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(19,428)	(26,595)
Inventories	6,313	1,268
Prepaid expenses and other current assets	2,241	(1,057)
Increase in:
Accounts payable, accrued expenses, and income taxes payable	6,962	4,732

Net cash provided by (used in) operating activities	9,093	(7,467)

Cash Flows from Investing Activities
Proceeds from insurance recovery and sale of property and equipment	558	11
Purchase of property and equipment	(6,030)	(1,052)
Cash paid for business acquisitions, less cash acquired	(1,836)	—
(Increase) decrease in other assets	9	(8)

Net cash used in investing activities	(7,299)	(1,049)

Cash Flows from Financing Activities
Net borrowings under revolving lines-of-credit	337	2,911
Proceeds from other borrowings	1,272	8,093
Principal payments on other borrowings	(1,344)	(710)
Debt issuance costs paid	(196)	(1,269)
Proceeds from issuance of common stock on exercised options	146	61

Net cash provided by financing activities	215	9,086

Net increase in cash and cash equivalents	2,009	570
Cash and cash equivalents:
Beginning	3,473	4,938

Ending	$5,482	$5,508

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except per share data)
(Unaudited)
Note 1 — General
Business
     Metalico, Inc. and subsidiaries (the “Company”) operates in three distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”), and (c) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of March 31, 2011 included twenty-six metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, Ithaca, Jamestown and Syracuse, New York, Akron, Youngstown and Warren, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester, Bradford and Quarryville, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products domestically but maintains several international customers.
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
     Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited balance sheet as of that date included in the Form 10-K
     Reclassifications: Effective January 1, 2011 the Company has identified PGM and Minor Metals Recycling as a new operating segment previously grouped in the Scrap Metal Recycling segment. Certain balance sheet and operating details about the Platinum and Minor Metals segment have been reported in Note 13 — Segment Reporting. As such, previous year information reported in Note 13 has been adjusted to reflect comparative data.
     Effective January 1, 2011, the Company has also reclassified discontinued operations into other income (expense) on the Consolidated Statement of Operations for the three months ended March 31, 2010 as reportable amounts were deemed immaterial for the previous and current year.
Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations, to improve consistency in how the pro forma disclosures are calculated. Additionally, the update enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance is effective for the first quarter of fiscal 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. The adoption of the guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

Note 2 — Business Acquisitions and Capital Expenditures
     Business acquisition (scrap metal recycling segment): On January 31, 2011, the Company acquired 100% of the outstanding capital stock of Goodman Services, Inc., a Bradford, Pennsylvania-based full service recycling company with additional operations in Jamestown, New York and Canton, Ohio. The acquisition is consistent with the Company’s expansion strategy of penetrating geographically contiguous markets and benefiting from intercompany and operating synergies that are available through consolidation. The purchase price included cash and Metalico common stock among other items of consideration. The financial statements include a preliminary purchase price allocation. Funding for the acquisition included a drawdown under the Company’s Credit Agreement. As part of the purchase price for the acquisition, the Company issued 782,763 shares of its common stock, par value $0.001 per share having an aggregate value to the sellers of $4,391 determined at a price per share of $5.61. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.
     Capital Expenditures: On February 18, 2011, the Company purchased a 44-acre parcel, including a 177,500-square-foot building, in suburban Buffalo to house an indoor scrap metal shredder. The installation will include a new state-of-the-art downstream separation system to maximize the recovery of valuable non-ferrous products. The Company expects to make a capital investment of more than $10 million for the acquisition of the property, plant and support equipment and related improvements for the shredder project. The Company will use proceeds from the Credit Agreement to fund the expenditures. The facility is expected to be operational by the end of 2011.
Note 3 — Major Customer
     Revenues for the three months ended March 31, 2011 and 2010, include revenue from net sales to a particular customer of our PGM and Minor Metals Recycling segment (which at times has accounted for 10% or more of the total revenue of the Company), together with trade receivables due from such customer as of March 31, 2011 and December 31, 2010.

	Net Revenues from Customer as a
	percentage of Total Revenues		Trade Receivable Balance as of
	Three Months Ended	Three Months Ended	March 31,	December 31,
	March 31, 2011	March 31, 2010	2011	2010
Customer A	21%	13%	$8,973	$7,994
Note 4 — Inventories
     Inventories as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Raw materials	$7,530	$8,125
Work-in-process	3,331	3,927
Finished goods	8,056	6,735
Ferrous scrap metal	22,154	24,093
Non-ferrous scrap metal	27,280	30,574

	$68,351	$73,454

Note 5 — Goodwill and Other Intangibles
     The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. No indicators of impairment were identified for the three months ended March 31, 2011. Changes in the carrying amount of goodwill, by segment for the three months ended March 31, 2011 were as follows:

		PGM and	Lead
	Scrap	Minor	Fabrication
	Metal	Metal	and	Corporate
	Recycling	Recycling	Recycling	and Other	Consolidated
December 31, 2010	$39,585	$24,652	$5,368	$—	$69,605
Acquired during the period	3,407	—	—	—	3,407

March 31, 2011	$42,992	$24,652	$5,368	$—	$73,012

     The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At March 31, 2011, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of March 31, 2011 and December 31, 2010 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2011

Covenants not-to-compete	$4,106	$(570)	$3,536
Trademarks and tradenames	6,075	—	6,075
Supplier relationships	39,130	(6,880)	32,250
Know how	397	—	397
Patents and databases	94	(71)	23

	$49,802	$(7,521)	$42,281

December 31, 2010

Covenants not-to-compete	$4,310	$(3,120)	$1,190
Trademarks and tradenames	6,075	—	6,075
Supplier relationships	37,500	(6,322)	31,178
Know how	397	—	397
Patents and databases	94	(63)	31

	$48,376	$(9,505)	$38,871

     The changes in the net carrying amount of amortizable intangible assets by classifications for the three months ended March 31, 2011 were as follows:

	Covenants
	Not-to-	Supplier	Patents and
	Compete	Relationships	Databases
Balance, December 31, 2010	$1,190	$31,178	$31
Acquisitions/additions	2,427	1,630	—
Amortization	(81)	(558)	(8)
Impairment charges	—	—	—

Balance, March 31, 2011	$3,536	$32,250	$23

     Amortization expense on finite-lived intangible assets for the three months ended March 31, 2011 and 2010 was $647 and $708, respectively. Estimated aggregate amortization expense on amortized intangible and other assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2011	$2,181
2012	2,823
2013	2,948
2014	2,885
2015	2,883
Thereafter	22,089

$35,809

Note 6 — Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011			December 31, 2010
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental remediation costs	$193	$1,348	$1,541	$216	$1,348	$1,564
Payroll and employee benefits	3,082	424	3,506	1,194	424	1,618
Interest and bank fees	1,158	—	1,158	1,134	—	1,134
Put warrant liability	—	3,866	3,866	—	3,785	3,785
Other	2,307	—	2,307	2,017	—	2,017

	$6,740	$5,638	$12,378	$4,561	$5,557	$10,118

Note 7 — Stock Options and Stock-Based Compensation
     Stock-based compensation expense was $584 and $692 for the three months ended March 31, 2011 and 2010, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.
     The fair value of the stock options granted in the three months ended March 31, 2011 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. No options were granted during the three months ended March 31, 2010.

Black-Scholes Valuation Assumptions (1)	March 31, 2011
Weighted average expected life (in years) (2)	5.0
Weighted average expected volatility (3)	84.42%
Weighted average risk free interest rates (4)	2.16%
Expected dividend yield	—

(1)	Forfeitures are estimated based on historical experience.

(2)	The expected life of stock options is estimated based on historical experience.

(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.

(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
     Changes in the Company’s stock options for the three months ended March 31, 2011 were as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding, beginning of period	2,350,993	$7.19
Granted	20,000	$5.50
Exercised	(31,832)	$4.58
Forfeited or expired	(38,000)	$7.15

Options outstanding, end of period	2,301,161	$7.21

Options exercisable, end of period	1,497,696	$8.71

     The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of March 31, 2011 was 2.9 years and $2,899, respectively. The weighted average fair value for the stock options granted during the three months ended March 31, 2011 was $3.70. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of March 31, 2011 was 2.4 years and $1,069, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2011and 2010 was $47 and $34, respectively.

     On June 1, 2010, the Company granted 7,500 shares of restricted common stock to a Company employee with a fair value of $4.78 per share. The shares vest quarterly over a three-year period. At March 31, 2011, there were 5,000 restricted shares remaining unvested with a weighted average grant date fair value of $4.78 per share of which 1,875 shares with a weighted average grant date fair value of $4.78 per share are expected to vest by December 31, 2011.
     As of March 31, 2010, total unrecognized stock-based compensation expense related to stock options and restricted stock was $2,040 and $24, respectively, which is expected to be recognized over a weighted average period of 1.8 years and 2.0 years, respectively.
Note 8 — Short and Long-Term Debt
     On March 2, 2010, the Company entered into a Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consisted of senior secured credit facilities in the aggregate amount of $65,000, including a $57,000 revolving line of credit (the “Revolver”) and an $8,000 machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, were not to exceed the lesser of $57,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, the current LIBOR rate plus 3.5% (reduced to 3.25% per the Second Amendment described below). The term loan bears interest at the Base Rate plus 2% or, at the Company’s election, the current LIBOR rate plus 4.25% (reduced to 3.75% per the Second Amendment described below). Under the Credit Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including minimum EBITDA, minimum fixed charge coverage ratios, and maximum capital expenditures covenants. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for present and future acquisitions, working capital, and general corporate purposes.
     On January 27, 2011, the Company entered into a Second Amendment (the “Amendment”) to the Credit Agreement. The Amendment provided for an increase in the maximum amount available under the Credit Agreement to $85,000, including $70,000 under the Revolver (up from $57,000) and an additional term loan to be available in multiple draws in the aggregate amount of $9,000 earmarked for contemplated capital expenditures, primarily the shredder project in suburban Buffalo, New York. The term loan funded at the closing of the Credit Agreement continues to amortize. The Amendment increases the advance rate for inventory under the Revolver’s borrowing base formula. LIBOR-based interest rates have been reduced to the current LIBOR rate plus 3.25% (an effective rate of 3.66% as of March 31, 2011) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 3.98% as of March 31, 2011) for term loans. The Amendment also adjusted the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets and extends the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014. The remaining material terms of the Credit Agreement remain unchanged by the Amendment. As of March 31, 2011, the Revolver had $32.1 million available for borrowing and $2.3 million outstanding letters of credit. The outstanding balance under the Credit Agreement at March 31, 2011 and December 31, 2010 was $40,923 and $41,253, respectively.
     Listed below are the material debt covenants as prescribed by the Credit Agreement. As of March 31, 2011, the Company was in compliance with such covenants.
Fixed Charge Coverage Ratio — trailing twelve month period ended on March 31, 2011 must not be less than covenant.

Covenant	1:1 to 1:0
Actual	2.2 to 1:0
Year 2011 Capital Expenditures — Year 2011 annual capital expenditures must not exceed covenant

Covenant	$22,000
Actual year to date	$6,030

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
     Listed below is the material debt covenant as prescribed by the Notes. As of March 31, 2011, the company was in compliance with such covenant.
Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed covenant,

Covenant	3.5 to 1.0
Actual	0.9 to 1.0
     In connection with the convertible note issuance described above, the Note Purchasers also received a total of 250,000 warrants (“Put Warrants”) for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The initial fair value of the put warrants was $1,652 which was recorded as a debt discount and is being amortized over the life of the Notes. At March 31, 2011 and December 31, 2010, the unamortized discount was $1,153 and $1,170, respectively. In the event of a change of control, at the request of the Note Purchaser delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the Put Warrant from the holder by paying the holder, within five (5) business days of such request (or, if later, on the effective dated of the change of control, cash in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control.
     As of March 31, 2011 and December 31, 2010, the outstanding balance on the Notes was $79,957 and $79,940, respectively (net of $1,153 and $1,170, respectively in unamortized discount related to the original fair value warrants issued with the Notes).
     Aggregate annual maturities, excluding discounts, required on all debt outstanding as of March 31, 2011, are as follows:

Twelve months ending March 31:	Amount
2012	$12,971
2013	5,140
2014	30,466
2015	82,857
2016	1,365
Thereafter	824

$133,623

Note 9 — Stockholders’ Equity
     A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended March 31, 2011 is as follows:

			Retained Earnings/
	Common	Additional	(Accumulated	Other Comprehensive	Total Stockholders’
	Stock	Paid-in Capital	Deficit)	Loss	Equity

Balance December 31, 2010	$46	$175,094	$(7,510)	$(315)	$167,315
Net income	—	—	8,763	—	8,763
Issuance of 31,832 shares of common stock in exchange for options exercised	—	146	—	—	146
Stock-based compensation expense	—	584	—	—	584
Issuance of 782,763 shares of common stock for acquisition, net of issuance costs	1	4,358	—	—	4,359

Balance March 31, 2011	$47	$180,182	$1,253	$(315)	$181,167

     Comprehensive income for the three months ended March 31, 2011 was $8,763, comprised entirely of net income. Comprehensive income for the three months ended March 31, 2010 was $3,886, representing net income of $3,514, plus the effect of the terminated interest rate swap contract of $372.
Note 10 — Statements of Cash Flows Information
     The following describes the Company’s noncash investing and financing activities:

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Issuance of common stock for business acquisitions (see Note 2)	$4,391	$—
Issuance of short and long-term debt for business acquisition	4,964	—
Repayment of debt with new borrowings	—	44,109
     The Company paid $2,282 and $2,778 in cash for interest expense in the three months ended March 31, 2011 and 2010, respectively. The Company received cash income tax refunds of $96 and made cash income tax payments of $22 in the three months ended March 31, 2011. For the three months ended March 31, 2010, the Company received cash income tax refunds of $398 and made cash income tax payments of $16.
Note 11 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income from continuing operations by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of EPS for the three months ended March 31, 2011 and 2010.

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$8,763	47,095,914	$0.19	$3,514	46,428,260	$0.08

Effect of Dilutive Securities
Stock options	—	123,826		—	11,140

Diluted EPS
Net income	$8,763	47,219,740	$0.19	$3,514	46,439,400	$0.08

     The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three months ended March 31, 2011, 1,048,681 options, 1,419,231 warrants and 5,793,605 shares issuable upon conversion of Notes had exercise prices greater than the average market price and were excluded in the computation of diluted net income per share. For the three months ended March 31, 2010, 996,586 options, 1,424,231 warrants and 5,829,320 shares issuable upon conversion of Notes had exercise prices greater than the average market price and were excluded in the computation of diluted net income per share.
Note 12 — Commitments and Contingencies
     Environmental Remediation Matters
     The Company’s General Smelting & Refining, Inc. (“GSR”) and Metalico-College Grove, Inc. (“MCG”) subsidiaries formerly conducted secondary lead smelting and refining operations in Tennessee. Operations ceased at GSR in December 1998 and at MCG in 2003.
     For the GSR site, as of March 31, 2011 and December 31, 2010, estimated remaining environmental remediation costs reported as a component of accrued expenses were $987 and $1,006, respectively. Of the $987 accrued as of March 31, 2011, $149 is reported as a current liability and the remaining $838 is estimated to be paid as follows: $131 from 2012 through 2014 and $707 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at the former GSR facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.
     The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability because the Company believes that the cost for such insurance is not economical. Accordingly, if the Company were to incur liability for environmental damage in excess of accrued environmental remediation liabilities, its financial position, results of operations, and cash flows could be materially adversely affected. The Company and its subsidiaries are at this time in material compliance with all of their pending remediation obligations.
Employee Matters
     As of March 31, 2011, approximately 10% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Fifty-four employees located at the Company’s Lead Fabricating facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty-two employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. The agreement with the Joint Board expires on June 25, 2011. The agreement with the United Steelworkers of America expired on March 15, 2011. The Company is currently in negotiations with union representatives to reach a mutually beneficial agreement. However, the avoidance of a work stoppage or management lockout cannot be guaranteed.
     Other Matters
     The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.
Note 13 — Segment Reporting
     Effective January 1, 2011, the Company has defined three operating segments: Scrap Metal Recycling, PGM and Minor Metals Recycling and Lead Fabricating. The component operations of the PGM and Minor Metals Recycling segment were previously reported under the Scrap Metal Recycling segment for the three months ended March 31, 2010 and the information reported below has been adjusted to reflect comparative information. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the three months ended March 31, 2011 and 2010 for these segments:

		PGM and Minor
	Scrap Metal	Metals		Corporate
	Recycling	Recycling	Lead Fabricating	and Other	Consolidated
	As of and for the three months ended March 31, 2011

Revenues from external customers	$109,466	$56,364	$16,137	$—	$181,967
Operating income (loss)	12,757	4,033	912	(718)	16,984
Total assets	232,199	77,537	41,236	10,380	361,352

	As of and for the three months ended March 31, 2010

Revenues from external customers	$77,053	$42,831	$14,195	$—	$134,079
Operating income (loss)	10,770	3,255	(75)	(345)	13,605
Total assets	196,971	66,491	38,437	14,834	316,733
Note 14 — Income Taxes
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2007. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three months ended March 31, 2011 and 2010 was 39% and 46%, respectively. The effective rate may differ from the blended expected statutory income tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock-based compensation, amortization of certain intangibles and certain other non-deductible expenses.
Note 15 — Financial Instruments Liabilities
     In connection with the $100,000 of Notes issued on April 23, 2008, the Company issued 250,000 Put Warrants. The Company also issued 1,169,231 Put Warrants in connection with the issuance of common stock on March 27, 2008. These warrants are free-standing financial instruments which, upon a change in control of the Company, may require the Company to repurchase the warrants at their then-current fair market value. Accordingly, the warrants are accounted for as long-term liabilities and marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustments” in the statements of operations.
     At March 31, 2011 and December 31, 2010, the estimated fair value of warrants outstanding on those dates was $3,866 and $3,785, respectively. The change in fair value of the Put Warrants resulted in expense of $81 and $948 for the three months ended March 31, 2011 and 2010, respectively.
     The recorded liability as described above would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.
Note 16 — Fair Value Disclosure
     Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Cash and cash equivalents, trade receivables, accounts payable and accrued expenses: The carrying amounts approximate the fair value due to the short maturity of these instruments.
     Notes payable and long-term debt: The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities. The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The Notes are included in the balance sheet as of March 31, 2011 at $79,957 which is inclusive of unamortized discount of $1,153. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.
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
     The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of :

	March 31, 2011
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$3,866	$3,866

	December 31, 2010
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$3,785	$3,785
     Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
     Put Warrants: The put warrants are valued using the Black-Scholes method. The weighted average value per outstanding warrant at March 31, 2011 is computed to be $2.72 using a discount rate of 1.29% and an average volatility factor of 93.9%. The weighted average value per outstanding warrant at December 31, 2010 is computed to be $2.67 using a discount rate of 1.52% and an average volatility factor of 93.9%.

     A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
	Put Warrants	Put Warrants
Beginning balance	$3,785	$3,289
Total unrealized losses included in earnings	81	948

Ending balance	$3,866	$4,237

The amount of loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$81	$948

     This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metalico, Inc. (herein, “Metalico,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”), as the same may be amended from time to time.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report. Amounts reported in the following discussions are not reported in thousands unless otherwise specified.
     General
     We operate in three distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”) and (c) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of March 31, 2011 included twenty-six metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, Syracuse, Ithaca and Jamestown New York, Akron, Youngstown and Warren, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester, Quarryville and Bradford Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant located in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.
     Effective January 1, 2011, the Company has identified the PGM and Minor Metals Recycling as a new operating segment previously grouped in the Scrap Metal Recycling segment. Management feels the separation provides clarity on the Company’s traditional scrap metal recycling operations and the operations of its specialized PGM and higher value Minor metals recycling. Where applicable, all previous year information reported below has been adjusted to reflect comparative data.
     Overview of Quarterly Results
     The following items represent a summary of financial information for the three months ended March 31, 2011 compared with the three months ended March 31, 2010
•	Sales increased to $182.0 million, compared to $134.1 million.

•	Operating income increased to $17.0 million, compared to operating income of $13.6 million.

•	Net income of $8.8 million, compared to a net income of $3.5 million.

•	Net income of $0.19 per diluted share, compared to a net income of $0.08 per diluted share.
Critical Accounting Policies and Use of Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. There were no changes to the policies as described in our Annual Report except for the change in presentation of segment data.

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
     Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $1.0 million at March 31, 2011 and December 31, 2010, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
     In determining the carrying value of each reporting unit, management allocates net deferred income taxes and certain corporate maintained liabilities specifically allocable to each reporting unit to the net operating assets of each reporting unit. The carrying amount is further reduced by any impairment charges made to other intangibles of a reporting unit.
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
     At December 31, 2010, the Company performed its annual impairment testing. As of that date, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required. Through March 31, 2011, no indicators of impairment were identified. At March 31, 2011, the Company’s market capitalization was in excess of the reported book value of its equity by $113.5 million.
     Intangible Assets and Other Long-lived Assets
     The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment at least annually by comparing the carrying value of the intangible asset to the projected discounted cash flows produced from the intangible asset. Such estimated cash flows are subject to similar management estimates and assumptions about future performance as those used in evaluating the fair value of the Company’s reporting units. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment.
     The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. The carrying value of the asset (or asset group) is compared to the estimated undiscounted cash flows attributable to the asset (or asset group) and, if the carrying value is higher, an impairment is recognized for the excess carrying value above the estimated fair value of the asset (or asset group). Fair value is typically determined by discounting estimated cash flows using an appropriate risk-adjusted discount rate. To the extent actual useful lives of our intangible assets are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. Through March 31, 2011, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.
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
RESULTS OF OPERATIONS
     The Company is divided into three industry segments: Scrap Metal Recycling, which includes three general product categories, — ferrous, non-ferrous and other scrap services; PGM and Minor Metals Recycling which includes two general product recycling categories, — Platinum Group Metals (“PGMs”) and Minor Metals including the Refractory Metals Molybdenum, Tungsten, Tantalum and Niobium; and the Lead Fabricating segment.
     The following table sets forth information regarding revenues in each segment

	Revenues
	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	($,and weights in thousands)
		Net			Net
	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (weight in tons)	147.1	$65,493	36.0	127.1	$44,861	33.5
Non-ferrous metals (weight in lbs.)	38,066	42,889	23.6	35,577	31,625	23.6
Other	—	1,084	0.6	—	567	0.4

Total Scrap Metal Recycling		109,466	60.2		77,053	57.5

PGM and Minor Metals Recycling
Platinum Group Metals (weight in troy oz.)	34.7	44,732	24.6	35.7	36,535	27.2
Minor metals (weight in lbs)	508	11,632	6.4	436	6,296	4.7

Total PGM and Minor Metals Recycling		56,364	31.0		42,831	31.9

Lead Fabrication (lbs.)	10,277	16,137	8.8	9,752	14,195	10.6

Total Revenue		$181,967	100.0		$134,079	100.0

     The following table sets forth information regarding our average selling prices for the past five quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

			Average
	Average	Average	PGM Price	Average	Average
	Ferrous	Non-Ferrous	per troy oz.	Minor Metal	Lead
For the quarter ended:	Price per ton	Price per lb.	(1)	Price per lb. (2)	Price per lb.
March 31, 2011	$445	$1.13	$1,229	$22.90	$1.57
December 31, 2010	$368	$0.95	$1,117	$18.29	$1.51
September 30, 2010	$355	$0.99	$986	$17.73	$1.33
June 30, 2010	$383	$0.91	$1,122	$17.36	$1.42
March 31, 2010	$353	$0.89	$966	$14.44	$1.46

(1)	Average PGM prices are comprised of combined troy ounces of Platinum, Palladium and Rhodium.

(2)	Average Minor Metal prices are comprised of combined weights of Tungsten, Tantalum, Molybdenum, Niobium, Rhenium and Chrome.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Consolidated net sales increased by $47.9 million, or 35.7%, to $182.0 million for the three months ended March 31, 2011 compared to consolidated net sales of $134.1 million for the three months ended March 31, 2010. Acquisitions added $4.0 million to consolidated net sales for the quarter ended March 31, 2011. Excluding acquisitions, sales increased by $43.9 million. The Company reported increases in average metal selling prices in all segments of the business representing $38.3 million. The Company also reported higher selling volumes amounting to $5.6 million.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $20.6 million, or 45.9%, to $65.5 million for the three months ended March 31, 2011, compared to $44.9 million for the three months ended March 31, 2010. Acquisitions added $2.2 million to ferrous sales for the first quarter of 2011. Excluding acquisitions, the increase in ferrous sales was attributable to higher volume sold of 14,500 tons, or 11.4%, amounting to $5.1 million and higher average selling prices totaling $13.3 million. The average selling price for ferrous products was approximately $445 per ton for the three months ended March 31, 2011 compared to $353 per ton for the three months ended March 31, 2010, an increase of approximately 26.1%.
Non-Ferrous Sales
     Non-ferrous sales increased by $11.3 million, or 35.8%, to $42.9 million for the three months ended March 31, 2011, compared to $31.6 million for the three months ended March 31, 2010. Acquisitions added $1.2 million to non-ferrous sales for the first quarter of 2011. Excluding acquisitions, the increase in non-ferrous sales was due to higher sales volumes amounting to $1.6 million and higher average selling prices totaling $8.4 million. The average selling price for non-ferrous products was approximately $1.13 per pound for the three months ended March 31, 2011 compared to $.89 per pound for the three months ended March 31, 2010, an increase of approximately 27.0%.
PGM and Minor Metal Recycling
Platinum Group Metals
     Platinum Group Metal (“PGM”) recycling sales increased $8.2 million, or 22.5%, to $44.7 million for the three months ended March 31, 2011, compared to $36.5 million for the three months ended March 31, 2010. The increase in sales was due to higher selling prices amounting to $11.2 million but was offset by lower volumes sold totaling $3.0 million. The average combined selling price for PGM metal was approximately $1,229 per troy ounce for the three months ended March 31, 2011 compared to $966 per troy ounce for the three months ended March 31, 2010, an increase of 27.2%.
Minor Metals
     Minor Metal recycling sales, which include metals such as Molybdenum, Tungsten, Tantalum, Niobium, Rhenium and Chrome, increased $5.3 million, or 84.1%, to $11.6 million for the three months ended March 31, 2011, compared to $6.3 million for the three months ended March 31, 2010. The increase in sales was due to higher selling prices amounting to $4.3 million and higher volumes sold totaling $1.0 million. The average combined selling price for minor metals was approximately $22.90 per pound for the three months ended March 31, 2011 compared to $14.44 per pound for the three months ended March 31, 2010, an increase of 58.5%.

Lead Fabrication
     Lead Fabrication sales increased by $1.9 million, or 13.4%, to $16.1 million for the three months ended March 31, 2011 compared to $14.2 million for the three months ended March 31, 2010. The increase in sales was due to higher average selling prices amounting to $1.1 million and by higher volume sold totaling $809,000. The average selling price of our lead fabricated products was approximately $1.57 per pound for the three months ended March 31, 2011, compared to $1.46 per pound for the three months ended March 31, 2010. Sales volume increased to 10.3 million pounds for the three months ended March 31, 2011 from 9.8 million pounds for the three months ended March 31, 2010, an increase of 5.1%.
Operating Expenses
     Operating expenses increased by $43.7 million, or 39.8%, to $153.6 million for the three months ended March 31, 2011 compared to $109.9 million for the three months ended March 31, 2010. Acquisitions added $4.2 million to operating expense for the quarter ended March 31, 2011. Excluding acquisitions, operating expenses increased by $39.5 million. The increase in operating expense was due to a $37.3 million increase in the cost of purchased metals due to higher sales volumes and commodity prices and a $2.2 million increase in other operating expenses. These operating expense increases include wages and benefits of $1.2 million, freight charges of $576,000, energy and utility expenses of $475,000 and production and fabricating supplies of $204,000. These increases in operating expenses were offset by reductions in other miscellaneous operating expenses of $298,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $839,000, or 11.7%, to $8.0 million, or 4.4% of sales, for three months ended March 31, 2011, compared to $7.2 million, or 5.4% of sales, for three months ended March 31, 2010. Acquisitions added $248,000 to selling, general and administrative expenses for the quarter ended March 31, 2011. Excluding acquisitions, selling, general and administrative expenses increased by $591,000. The increases include $222,000 in consulting and professional fees, $187,000 for wages and benefits, $158,000 in insurance costs and $45,000 in advertising and promotional expenses. These increases were offset by reductions in and other expenses of $21,000.
Depreciation and Amortization
     Depreciation and amortization decreased to $3.3 million, or 1.8% of sales, for the three months ended March 31, 2011 compared to $3.4 million, or 2.5% of sales for the three months ended March 31, 2010. The decrease as a percentage of sales was primarily attributable to higher sales. Acquisitions added $280,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense decreased by $360,000.
Operating Income
     Operating income for three months ended March 31, 2011 increased by $3.4 million to $17.0 for three months ended March 31, 2011 from $13.6 million for the three months ended March 31, 2010 and was a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $2.5 million, or 1.3% of sales, for the three months ended March 31, 2011 compared to $2.9 million or 2.2% of sales, for the three months ended March 31, 2010. The $495,000 decrease in interest expense was attributable to lower interest rates on a significant portion of our outstanding debt. As described in Note 8 of the accompanying financial statements, on March 2, 2010, we entered into a new senior secured credit facility (“Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A. (“JPMChase”) that includes revolving and term features. In doing so, we terminated our senior revolving credit facility with Wells Fargo Foothill, Inc. and retired outstanding term notes to benefit from lower interest rates.
     Term notes payable of $30.6 million under the Financing Agreement with Ableco Finance, LLC, accrued interest at the lender’s base rate plus a margin with a minimum rate of 14.00% during the first quarter of 2010 through March 2, 2010. On that date, the Term Notes were replaced by the Credit Facility with an average interest rate of 4.26% for the balance of the first quarter of 2010.

     Other expense for the three months ended March 31, 2010, included $3.0 million in charges related to the refinancing of our senior credit facilities. The items comprising this amount included $2.1 million in unamortized deferred financing costs expensed as a result the termination of our Loan and Financing agreements with Wells Fargo Foothill and Ableco. We also incurred credit facility termination fees and charges of $341,000 and $598,000 from the reclassification of other comprehensive loss related to the interest rate swap that we terminated upon entering into the Credit Agreement with JPMChase. No similar expense was incurred in the three months ended March 31, 2011.
     Other expense for the three months ended March 31, 2011, includes expense of $81,000 to adjust the Put Warrant liability to its fair value as compared to expense of $948,000 for the quarter ended March 31, 2010. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.
Income Taxes
     For the three months ended March 31, 2011, the Company recognized income tax expense of $5.7 million, resulting in an effective tax rate of 39%. For the three months ended March 31, 2010, the Company recognized an income tax expense of $3.1 million, resulting in an effective tax rate of 46%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation, amortization of certain intangibles and certain non-deductible expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the three months ended March 31, 2011, we generated $9.1 million of cash for operating activities compared to $7.5 million of operating cash used for the three months ended March 31, 2010. For the three months ended March 31, 2011, the Company’s net income of $8.8 million and non-cash net expense of depreciation and amortization of $3.9 million and other non-cash items of $383,000 was offset by a $3.9 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $19.4 million due to higher sales. These items were offset by a $7.0 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities, a decrease in inventory of $6.3 million and a $2.2 million decrease in income taxes receivable, prepaid expenses and other current assets. For the three months ended March 31, 2010, the Company’s net income of $3.5 million and non-cash items of depreciation and amortization of $3.6 million and other non-cash net expense of $7.1 million was offset by a $21.7 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $26.6 million and a $1.1 million increase in prepaid expenses and other current assets. These items were offset by a decrease in inventory balances of $1.3 million and a $4.7 million increase to accounts payable, accrued expenses and income taxes payable. The increase in prepaid expenses includes a $1.0 million increase in unsecured vendor advances. Vendor advances as of March 31, 2011 and 2010 totaled $1.7 million and $1.9 million, respectively.
     We used $7.3 million in net cash for investing activities for the three months ended March 31, 2011 compared to using net cash of $1.0 million in the three months ended March 31, 2010. During three months ended March 31, 2011, we purchased $6.0 million in equipment and capital improvements which included $3.0 million for the purchase of the land and building in Western, New York that will be used to house our new shredding operation. We also used $1.8 million in cash to fund a portion of our acquisition of Goodman Services, Inc. These items were offset by $558,000 in proceeds from the disposal of capital equipment. During the three months ended March 31, 2010, we purchased $1.1 million in equipment and capital improvements.
     During the three months ended March 31, 2011, we generated $215,000 of net cash from financing activities compared to $9.1 million of net cash generated during the three months ended March 31, 2010. For the three months ended March 31, 2011, total new borrowings were $1.3 million and net borrowings under our revolving credit facility amounted to $337,000. These borrowings were offset by debt repayments of $1.3 million and the payment of $196,000 in debt issuance costs related to credit facility amendment with JPMChase. We also received $146,000 in proceeds from the exercise of stock options. For the three months ended March 31, 2010, total new borrowings were $8.1 million and net borrowings under our revolving credit facility amounted to $2.9 million. These borrowings were offset by debt repayments of $710,000 and the payment of $1.2 million in debt issue costs related to agreement entered into with JPMChase.

Financing and Capitalization
     On March 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consisted of senior secured credit facilities in the aggregate amount of $65.0 million, including a $57.0 million revolving line of credit (the “Revolver”) and an $8.0 million machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, were not to exceed the lesser of $57.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at our election, the current LIBOR rate plus 3.5%. The term loan accrued interest at the Base Rate plus 2% or, at our election, the current LIBOR rate plus 4.25%. Under the Credit Agreement, we are subject to certain operating covenants and are restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including minimum fixed charge coverage ratios, and maximum capital expenditures covenants. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for present and future acquisitions, working capital, and general corporate purposes.
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
     As of March 31, 2011, we had $32.1 million of borrowing availability under the Credit Agreement.
     On January 27, 2011, we entered into a Second Amendment (the “Amendment”) to the Credit Agreement. The Amendment provides for an increase in the maximum amount available under the Credit Agreement to $85.0 million, including $70.0 million under the Revolver (up from $57.0 million) and an additional term loan to be available in multiple draws in the aggregate amount of $9.0 million earmarked for contemplated capital expenditures. The term loan funded at the closing of the Credit Agreement continues to amortize. The Amendment increases the advance rate for inventory under the revolving facility’s borrowing base formula. LIBOR-based interest rates have been reduced to the current LIBOR rate plus 3.25% (an effective rate of 3.66% as of March 31, 2011) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 3.98% as of March 31, 2011) for term loans. The Amendment also adjusts the definition of “Fixed Charges” and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets, and extends the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014. The remaining material terms of the Credit Agreement remain unchanged by the Amendment.
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
     As of March 31, 2011, the outstanding balance on the Notes was $80.0 million (net of $1.2 million in unamortized discount related to the original fair value warrants issued with the Notes).
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
     On August 26, 2010, the Company repurchased Notes totaling $500,000 for $375,000 using proceeds of the Revolver described above resulting in a gain of $101,000 net of unamortized warrant discount in the third quarter of 2010.
Future Capital Requirements
     As of March 31, 2011, we had $5.5 million in cash and cash equivalents, availability under the Credit Agreement of $32.1 million and total working capital of $114.9 million. As of March 31, 2011, our current liabilities totaled $45.5 million. We expect to fund our current working capital needs, interest payments, term debt payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Credit Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.
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
Business Acquisitions and Capital Expenditures
     On February 18, 2011, we purchased a 44-acre parcel, including a 177,500-square-foot building, in suburban Buffalo to house an indoor scrap metal shredder. The installation will include a new state-of-the-art downstream separation system to maximize the recovery of valuable non-ferrous products. The Company expects to make a capital investment of more than $10.0 million for the acquisition of the property, plant and support equipment and related improvements for the shredder project. The Company will use proceeds from the Credit Agreement. The facility is expected to be operational by the end of 2011.

     On January 31, 2011, we acquired 100% of the outstanding capital stock of Goodman Services, Inc., a Bradford, Pennsylvania-based full service recycling company with additional facilities in Jamestown, New York and Canton, Ohio. The acquisition is consistent with our expansion strategy of penetrating geographically contiguous markets and benefiting from intercompany and operating synergies that are available through consolidation. Goodman Services, Inc.’s locations complement our existing facilities in the Great Lakes corridor. Bradford is 160 miles from our Pittsburgh operations and will become a feed source for the Pittsburgh shredder. Jamestown is 75 miles from our Buffalo yards. Canton, Ohio is in close proximity to our operations in Akron, Ohio.
Contingencies
     We are involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s consolidated financial position, results of operations, or cash flows.
     The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability because the Company believes that the cost for such insurance is not economical. However, we continue to monitor products offered by various insurers that may prove to be practical. Accordingly, if the Company were to incur liability for environmental damage in excess of accrued environmental remediation liabilities, its consolidated financial position, results of operations, and cash flows could be materially adversely affected. The Company and its subsidiaries are at this time in material compliance with all of their pending remediation obligations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. However, from time to time, we may use derivative financial instruments when management feels such hedging activities are beneficial to reducing risk of fluctuating interest rates and commodity prices.
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2011, $40.9 million of our outstanding debt consisted of variable rate borrowings under our senior secured credit facility with JPMChase Bank and other lenders. Borrowings under the credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $409,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of March 31, 2011.
Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect to the carrying value of our inventories. We have no open commodity price protection agreements as of March 31, 2011.

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
Common stock market price risk
     We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of March 31, 2011, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $951,000.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     On January 31, 2011, the Company acquired all of the outstanding common stock of Goodman Services, Inc. We have started to document and analyze the systems of disclosure controls and procedures and internal control over financial reporting of this acquired company and integrate it within our broader framework of controls. As we integrate the historical internal controls over financial reporting of the acquisition into our own internal controls over financial reporting, certain temporary changes may be made to our internal controls over financial reporting until such time as this integration is complete. Although we have not yet identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of this acquisition, there can be no assurance that a material weakness will not be identified in the course of this review.
(b) Changes in internal controls over financial reporting.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. We are involved in litigation and environmental proceedings as described in Note 12 of the accompanying financial statements. A description of matters in which we are currently involved is set forth at Item 3 of our Annual Report on Form 10-K for 2010.

Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 14, 2011.
Item 6. Exhibits
     The following exhibits are filed herewith:

10.16*	Form of Employee Deferred Stock Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a)promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)
Date: April 28, 2011	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: April 28, 2011	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)