Form 10-Q
period 2011-06-30
METALICO INC
filed 2011-07-28
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Number of shares of Common stock, par value $.001, outstanding as of July 25, 2011: 47,450,680

METALICO, INC.
Form 10-Q Quarterly Report

PART I
Item 1. Financial Statements.	Page 2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	Page 17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	Page 28
Item 4. Controls and Procedures.	Page 29

PART II
Item 1. Legal Proceedings.	Page 29
Item 1A. Risk Factors.	Page 30
Item 6. Exhibits.	Page 30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$7,674	$3,473
Trade receivables, less allowance for doubtful accounts 2011- $1,047 and 2010 - $1,027	75,940	55,112
Inventories	76,306	73,454
Prepaid expenses and other current assets	4,628	6,276
Income taxes receivable	—	1,386
Deferred income taxes	4,004	4,004

Total current assets	168,552	143,705

Property and equipment, net	81,685	70,215
Goodwill	73,012	69,605
Other intangibles, net	41,593	38,871
Other assets, net	5,952	6,111

Total assets	$370,794	$328,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$7,589	$7,051
Current maturities of other long-term debt	6,363	4,196
Accounts payable	20,501	18,386
Accrued expenses and other current liabilities	6,804	4,561
Income taxes payable	2,931	—

Total current liabilities	44,188	34,194

Long-Term Liabilities
Senior unsecured convertible notes payable	79,973	79,940
Other long-term debt, less current maturities	43,097	34,775
Deferred income taxes	9,571	6,726
Accrued expenses and other long-term liabilities	4,993	5,557

Total long-term liabilities	137,634	126,998

Total liabilities	181,822	161,192

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Common stock, par value $0.001, authorized shares of 100,000,000; issued and outstanding shares of 47,412,307 and 46,559,878, respectively	47	46
Additional paid-in capital	181,342	175,094
Retained earnings (accumulated deficit)	7,898	(7,510)
Accumulated other comprehensive loss	(315)	(315)

Total stockholders’ equity	188,972	167,315

Total liabilities and stockholders’ equity	$370,794	$328,507

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
		(Unaudited)
	($ thousands, except per share data)
Revenue	$178,492	$144,575	$360,459	$278,654

Costs and expenses
Operating expenses	156,497	128,127	310,140	238,020
Selling, general, and administrative expenses	6,948	6,464	14,968	13,645
Depreciation and amortization	3,646	3,236	6,966	6,636

	167,091	137,827	332,074	258,301

Operating income	11,401	6,748	28,385	20,353

Financial and other income (expense)
Interest expense	(2,412)	(2,346)	(4,865)	(5,294)
Accelerated amortization and other costs related to refinancing of senior debt	—	—	—	(3,046)
Equity in loss of unconsolidated investee	(1)	—	(38)	—
Financial instruments fair value adjustments	645	2,063	564	1,115
Other	15	(4)	28	(104)

	(1,753)	(287)	(4,311)	(7,329)

Income before income taxes	9,648	6,461	24,074	13,024
Provision for federal and state income taxes	3,003	2,043	8,666	5,092

Net income	$6,645	$4,418	$15,408	$7,932

Earnings per common share:
Basic	$0.14	$0.10	$0.33	$0.17

Diluted	$0.14	$0.10	$0.33	$0.17

Weighted Average Common Shares Outstanding:
Basic	47,388,308	46,443,348	47,242,919	46,435,845

Diluted	47,541,787	46,463,537	47,395,769	46,476,453

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010

	2011	2010
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$15,408	$7,932
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,748	7,240
Deferred income tax provision (benefit)	—	(221)
Provision for doubtful accounts receivable	32	158
Provision for loss on vendor advances	33	—
Financial instruments fair value adjustments	(564)	(1,115)
Gain on sale of property and equipment	(341)	(187)
Equity in loss of unconsolidated investee	38	—
Stock-based compensation expense	1,299	1,446
Deferred financing costs expensed	—	2,107
Change in assets and liabilities:
(Increase) decrease in:
Trade receivables	(18,336)	(22,345)
Inventories	(1,642)	(8,661)
Income taxes receivable, net of acquisitions, prepaid expenses and other	3,074	3,224
Increase in:
Accounts payable, accrued expenses, income taxes payable and other liabilities	4,844	4,161

Net cash provided by (used in) operating activities	11,593	(6,261)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	553	500
Purchase of property and equipment	(11,061)	(3,518)
Cash paid for business acquisitions, less cash acquired	(1,844)	—
Increase in other assets	(92)	(11)

Net cash used in investing activities	(12,444)	(3,029)

Cash Flows from Financing Activities
Net borrowings under revolving lines-of-credit	2,692	3,854
Proceeds from other borrowings	5,121	8,736
Principal payments on other borrowings	(2,887)	(1,918)
Debt issuance costs paid	(196)	(1,273)
Proceeds from issuance of common stock on exercised warrants and options	322	68

Net cash provided by financing activities	5,052	9,467

Net increase in cash and cash equivalents	4,201	177
Cash:
Beginning of period	3,473	4,938

Ending of period	$7,674	$5,115

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except per share data)
(Unaudited)
Note 1 — General
Business
     Metalico, Inc. and subsidiaries (the “Company”) operates in three distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”), and (c) lead metal product fabricating (“Lead Fabricating”). Our operating facilities include twenty scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, six PGM and Minor Metal Recycling facilities and four lead product manufacturing and fabricating plants.
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
     Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited balance sheet as of that date included in the Form 10-K
     Reclassifications: Effective January 1, 2011, the Company has identified PGM and Minor Metals Recycling as a new operating segment previously grouped in the Scrap Metal Recycling segment. Certain balance sheet and operating details about the PGM and Minor Metals segment have been reported in Note 5 — Goodwill and Other Intangibles and Note 13 — Segment Reporting. As such, previous year information reported has been adjusted to reflect comparative data.
     Effective January 1, 2011, the Company has also reclassified discontinued operations into other income (expense) on the Consolidated Statement of Operations for the three and six months ended June 30, 2010 as reportable amounts were deemed immaterial for the previous and current year.
Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, an amendment to Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.
     In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, an amendment to FASB ASC Topic 820, Fair Value Measurement. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.
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
     Capital Expenditures: On February 18, 2011, the Company purchased a 44-acre parcel of land, including a 177,500-square-foot building, in suburban Buffalo to house an indoor scrap metal shredder. The installation will include a new state-of-the-art downstream separation system to maximize the recovery of valuable non-ferrous products. The Company expects to make a capital investment of more than $10 million for the acquisition of the property, plant and support equipment and related improvements for the shredder project. The Company will use proceeds from the Credit Agreement and available cash to fund the expenditures. The facility is expected to be operational by the end of 2011.
Note 3 — Major Customer
     Revenues for the three and six months ended June 30, 2011 and 2010, include revenue from net sales to a particular customer of our PGM and Minor Metals Recycling segment (which at times has accounted for 10% or more of the total revenue of the Company), together with trade receivables due from such customer as of June 30, 2011 and December 31, 2010.

	Net sales to Customer
	as a percentage of Total Revenues				Trade Receivable Balance as of
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	June 30,	December 31,
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	2011	2010

Customer A	17%	25%	19%	23%	$2,891	$7,994
Note 4 — Inventories
     Inventories as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Raw materials	$6,337	$8,125
Work-in-process	2,034	3,927
Finished goods	7,778	6,735
Ferrous scrap metal	25,326	24,093
Non-ferrous scrap metal	34,831	30,574

	$76,306	$73,454

Note 5 — Goodwill and Other Intangibles
     The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. No indicators of impairment were identified for the six months ended June 30, 2011. Changes in the carrying amount of goodwill, by segment for the six months ended June 30, 2011 were as follows:

		PGM and	Lead
	Scrap	Minor	Fabricating
	Metal	Metal	and	Corporate
	Recycling	Recycling	Recycling	and Other	Consolidated
December 31, 2010	$39,585	$24,652	$5,368	$—	$69,605
Acquisitions/additions during the period	3,407	—	—	—	3,407

June 30, 2011	$42,992	$24,652	$5,368	$—	$73,012

     The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At June 30, 2011, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of June 30, 2011 and December 31, 2010 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 30, 2011

Covenants not-to-compete	$4,106	$(681)	$3,425
Trademarks and tradenames	6,075	—	6,075
Supplier relationships	39,130	(7,450)	31,680
Know-how	397	—	397
Patents and databases	94	(78)	16

	$49,802	$(8,209)	$41,593

December 31, 2010

Covenants not-to-compete	$4,310	$(3,120)	$1,190
Trademarks and tradenames	6,075	—	6,075
Supplier relationships	37,500	(6,322)	31,178
Know-how	397	—	397
Patents and databases	94	(63)	31

	$48,376	$(9,505)	$38,871

     The changes in the net carrying amount of amortizable intangible assets by classifications for the six months ended June 30, 2011 were as follows:

	Covenants
	Not-to-	Supplier	Patents and
	Compete	Relationships	Databases
Balance, December 31, 2010	$1,190	$31,178	$31
Acquisitions/additions	2,427	1,630	—
Amortization	(192)	(1,128)	(15)
Impairment charges	—	—	—

Balance, June 30, 2011	$3,425	$31,680	$16

     Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2011 was $688 and $1,336, respectively. Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2010 was $708 and $1,417, respectively. Estimated aggregate amortization expense on amortized intangible and other assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2011	$1,493
2012	2,823
2013	2,948
2014	2,885
2015	2,883
Thereafter	22,089

$35,121

Note 6 — Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011			December 31, 2010
		Long-			Long-
	Current	Term	Total	Current	Term	Total
Environmental monitoring and response costs	$186	$1,348	$1,534	$216	$1,348	$1,564
Payroll and employee benefits	3,383	424	3,807	1,194	424	1,618
Interest and bank fees	1,165	—	1,165	1,134	—	1,134
Put warrant liability	—	3,221	3,221	—	3,785	3,785
Other	2,070	—	2,070	2,017	—	2,017

	$6,804	$4,993	$11,797	$4,561	$5,557	$10,118

Note 7 — Stock Options and Stock-Based Compensation
     Stock-based compensation expense was $715 and $754 for the three months ended June 30, 2011 and 2010, respectively, and $1,299 and $1,446 for the six months ended June 30, 2011 and 2010, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.
     The fair value of the stock options granted in the six months ended June 30, 2011 and 2010 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

Black-Scholes Valuation Assumptions (1)	June 30, 2011	June 30, 2010
Weighted average expected life (in years) (2)	5.0	5.0
Weighted average expected volatility (3)	84.22%	84.62%
Weighted average risk free interest rates (4)	2.21%	2.48%
Expected dividend yield	—	—

(1)	Forfeitures are estimated based on historical experience.

(2)	The expected life of stock options is estimated based on historical experience.

(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.

(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
     Changes in the Company’s stock options for the six months ended June 30, 2011 were as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding, beginning of period	2,350,993	$7.19
Granted	82,500	$6.04
Exercised	(65,666)	$4.91
Forfeited or expired	(64,668)	$6.71

Options outstanding, end of period	2,303,159	$7.23

Options exercisable, end of period	1,623,239	$8.54

     The weighted average fair value for the stock options granted during the six months ended June 30, 2011 was $4.15. The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of June 30, 2011 was 2.7 years and $2,409, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of June 30, 2011 was 2.3 years and $1,067, respectively.
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
     The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $68 and $36, respectively.

     On April 19, 2011, the Company granted 247,800 shares of deferred common stock to employees with a fair value of $5.37 per share. The stock will vest annually over a three year period. One-third of the granted shares will be issued to eligible employees on each annual vesting date. The Company will recognize compensation expense ratably over the three year period. The first annual vesting date will occur on March 1, 2012. At June 30, 2011, all 247,800 shares remained unvested and unissued.
     On June 1, 2010, the Company granted 7,500 shares of restricted common stock to a Company employee with a fair value of $4.78 per share. The shares vest quarterly over a three-year period. At June 30, 2011, there were 4,375 restricted shares remaining unvested with a weighted average grant date fair value of $4.78 per share, of which, 1,250 shares with a grant date fair value of $4.78 per share are expected to vest by December 31, 2011.
     As of June 30, 2011, total unrecognized stock-based compensation expense related to stock options, restricted stock, and deferred stock was $1,726; $21 and $1,112, respectively, which is expected to be recognized over a weighted average period of 1.6 years; 2.0 years and 2.8 years, respectively.
Note 8 — Short and Long-Term Debt
     On March 2, 2010, the Company entered into a Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consisted of senior secured credit facilities in the aggregate amount of $65,000, including a $57,000 revolving line of credit (the “Revolver”) and an $8,000 machinery and equipment term loan facility (“Initial term Loan”). The Revolver provides for revolving loans which, in the aggregate, were not to exceed the lesser of $57,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at the Company’s election, the current LIBOR rate plus 3.5% (reduced to 3.25% per the Second Amendment described below). The Initial Term Loan bears interest at the Base Rate plus 2% or, at the Company’s election, the current LIBOR rate plus 4.25% (reduced to 3.75% per the Second Amendment described below). Under the Credit Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including minimum EBITDA, minimum fixed charge coverage ratios, and maximum capital expenditures covenants. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for present and future acquisitions, working capital, and general corporate purposes.
     On January 27, 2011, the Company entered into a Second Amendment (the “Amendment”) to the Credit Agreement. The Amendment provided for an increase in the maximum amount available under the Credit Agreement to $85,000, including $70,000 under the Revolver (up from $57,000) and an additional term loan (“Term Loan I”) to be available in multiple draws in the aggregate amount of $9,000 earmarked for capital expenditures, primarily the shredder project in suburban Buffalo, New York. The original term loan funded at the closing of the Credit Agreement continues to amortize. The Amendment increases the advance rate for inventory under the Revolver’s borrowing base formula. LIBOR-based interest rates have been reduced to the current LIBOR rate plus 3.25% (an effective rate of 3.62% as of June 30, 2011) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 4.18% as of June 30, 2011) for term loans. Term Loan I bears interest at the Base Rate plus 2.0% (an effective rate of 5.25% as of June 30, 2011). The Amendment also adjusted the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets and extends the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014. The remaining material terms of the Credit Agreement remain unchanged by the Amendment. As of June 30, 2011, the Revolver had $29,813 available for borrowing and $2.2 million outstanding letters of credit. The outstanding balance under the Credit Agreement at June 30, 2011 and December 31, 2010 was $44,779 and $41,253, respectively.
     Listed below are the material debt covenants as prescribed by the Credit Agreement. As of June 30, 2011, the Company was in compliance with such covenants.
Fixed Charge Coverage Ratio — trailing twelve month period ended on June 30, 2011 must not be less than covenant.

Covenant	1:1 to 1:0
Actual	2.2 to 1:0

     Year 2011 Capital Expenditures — Year 2011 annual capital expenditures must not exceed covenant

Covenant	$22,000
Actual year to date	$11,061
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
     Listed below is the material debt covenant as prescribed by the Notes. As of June 30, 2011, the Company was in compliance with such covenant.
     Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed covenant,

Covenant	3.5 to 1.0
Actual	0.9 to 1.0
     In connection with the convertible note issuance described above, the Note Purchasers also received a total of 250,000 warrants (“Put Warrants”) for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The initial fair value of the put warrants was $1,652 which was recorded as a debt discount and is being amortized over the life of the Notes. At June 30, 2011 and December 31, 2010, the unamortized discount was $1,137 and $1,170, respectively. In the event of a change of control, at the request of the Note Purchaser delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the Put Warrant from the holder by paying the holder, within five (5) business days of such request (or, if later, on the effective date of the change of control), cash in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control.
     As of June 30, 2011 and December 31, 2010, the outstanding balance on the Notes was $79,973 and $79,940, respectively (net of $1,137 and $1,170, respectively in unamortized discount related to the original fair value warrants issued with the Notes).
     Aggregate annual maturities, excluding discounts, required on all debt outstanding as of June 30, 2011, are as follows:

Twelve months ending June 30:	Amount
2012	$13,952
2013	5,328
2014	114,711
2015	1,995
2016	1,390
Thereafter	783

$138,159

Note 9 — Stockholders’ Equity
     A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended June 30, 2011 is as follows:

			Retained	Accumulated
			Earnings/	Other	Total
	Common	Additional	(Accumulated	Comprehensive	Stockholders’
	Stock	Paid-in Capital	Deficit)	Loss	Equity

Balance December 31, 2010	$46	$175,094	$(7,510)	$(315)	$167,315
Net income	—	—	15,408	—	15,408
Issuance of 65,666 shares of common stock in exchange for options exercised	—	322	—	—	322
Stock-based compensation expense	—	1,299	—	—	1,299
Issuance of 782,763 shares of common stock for acquisition, net of issuance costs	1	4,627	—	—	4,628

Balance June 30, 2011	$47	$181,342	$7,898	$(315)	$188,972

     Comprehensive income for the three months ended June 30, 2011 was $6,645 and $4,418, comprised entirely of net income.
     Comprehensive income for the six months ended June 30, 2011 was $15,408, comprised entirely of net income. Comprehensive income for the six months ended June 30, 2010 was $8,304, representing net income of $7,932, plus the effect of the terminated interest rate swap contract of $372.
Note 10 — Statements of Cash Flows Information
     The following describes the Company’s noncash investing and financing activities:

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Issuance of common stock for business acquisitions (see Note 2)	$4,628	$—
Issuance of short and long-term debt for business acquisition	4,964	—
Repayment of debt with new borrowings	—	44,109
Reduction of seller note payable on settlement of final working capital receivable	125	350
     The Company paid $4,460 and $4,972 in cash for interest expense in the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, the Company made cash income tax payments of $4,564 and received cash refunds of $215. For the six months ended June 30, 2010, the Company made cash income tax payments of $2,391 and received cash refunds of $537.
Note 11 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of EPS for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$6,645	47,388,308	$0.14	$4,418	46,443,348	$0.10

Effect of Dilutive Securities
Deferred common stock	—	20,899		—	—
Stock options	—	132,580		—	20,189

Diluted EPS
Net income	$6,645	47,541,787	$0.14	$4,418	46,463,537	$0.10

     The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three months ended June 30, 2011, there were 995,837 options, 1,419,231 warrants and 5,793,561 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive. For the three months ended June 30, 2010, there were 1,157,760 options, 1,424,231 warrants and 5,829,320 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$15,408	47,242,919	$0.33	$7,932	46,435,845	$0.17

Effect of Dilutive Securities
Deferred common stock	—	24,930		—	—
Stock options	—	127,920		—	40,608

Diluted EPS
Net income	$15,408	47,395,769	$0.33	$7,932	46,476,453	$0.17

     The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the six months ended June 30, 2011, there were 1,022,113 options, 1,419,231 warrants and 5,793,561 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive. For the six months ended June 30, 2010, there were 1,026,392 options, 1,424,231 warrants and 5,829,320 shares issuable upon conversion of convertible notes excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.
Note 12 — Commitments and Contingencies
   Environmental Remediation Matters
     The Company’s General Smelting & Refining, Inc. (“GSR”) and Metalico-College Grove, Inc. (“MCG”) subsidiaries formerly conducted secondary lead smelting and refining operations in Tennessee. Operations ceased at GSR in December 1998 and at MCG in 2003.
     For the GSR site, as of June 30, 2011 and December 31, 2010, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $981 and $1,006, respectively. Of the $981 accrued as of June 30, 2011, $143 is reported as a current liability and the remaining $838 is estimated to be paid as follows: $131 from 2012 through 2014 and $707 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at the former GSR facility and decontamination and related costs incurred applicable to continued decommissioning of property owned by MCG. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.
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
Employee Matters
     As of June 30, 2011, approximately 10% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Fifty-five employees located at the Company’s Lead Fabricating facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty-two employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. On May 9, 2011, the Company ratified a new three-year agreement with the United Steelworkers of America which will expire on March 15, 2014. On July 8, 2011, the Company ratified a new three-year agreement with the Joint Board of America which will expire on June 25, 2014.
Other Matters
     The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.
Note 13 — Segment Reporting
     Effective January 1, 2011, the Company has defined three operating segments: Scrap Metal Recycling, PGM and Minor Metals Recycling and Lead Fabricating. The component operations of the PGM and Minor Metals Recycling segment were previously reported under the Scrap Metal Recycling segment for the three and six months ended June 30, 2010 and the information reported below has been adjusted to reflect comparative information. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the three and six months ended June 30, 2011 and 2010 for these segments:

		PGM and Minor
	Scrap Metal	Metals		Corporate
	Recycling	Recycling	Lead Fabricating	and Other	Consolidated
	For the three months ended June 30, 2011

Revenues from external customers	$106,493	$50,266	$21,733	$—	$178,492
Operating income (loss)	8,486	2,484	693	(262)	11,401

	For the three months ended June 30, 2010
Revenues from external customers	$73,048	$53,312	$18,215	$—	$144,575
Operating income (loss)	4,102	3,258	(313)	(299)	6,748

		PGM and Minor
	Scrap Metal	Metals		Corporate
	Recycling	Recycling	Lead Fabricating	and Other	Consolidated
		As of and for the six months ended June 30, 2011

Revenues from external customers	$215,958	$106,631	$37,870	$—	$360,459
Operating income (loss)	21,243	6,517	1,605	(980)	28,385
Total assets	240,389	76,936	43,097	10,372	370,794

	As of and for the six months ended June 30, 2010

Revenues from external customers	$150,101	$96,143	$32,410	$—	$278,654
Operating income (loss)	14,872	6,513	(388)	(644)	20,353
Total assets	198,823	67,551	39,395	13,902	319,671

Note 14 — Income Taxes
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2007. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three months ended June 30, 2011 was 31%.The effective rate may differ from the blended expected statutory income tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, certain stock-based compensation, Domestic Production Activities Deduction, amortization of certain intangibles and certain other non-deductible expenses.
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
     At June 30, 2011 and December 31, 2010, the estimated fair value of warrants outstanding on those dates was $3,220 and $3,785, respectively. The change in fair value of the Put Warrants resulted in income of $645 and $564 for the three and six months ended June 30, 2011. The change in fair value of the Put Warrants resulted in income of $2,063 and $1,115 for the three and six months ended June 30, 2010.
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
     Notes payable and long-term debt: The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities. The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The Notes are included in the balance sheet as of June 30, 2011 at $79,973 which is inclusive of unamortized discount of $1,137. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.

     Put Warrants: The carrying amounts are equal to fair value based upon the Black-Scholes option pricing method.
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
     The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of :

	June 30, 2011
Liabilities	Level 1	Level 2	Level 3	Total

Put warrants	—	—	$3,221	$3,221

	December 31, 2010
Liabilities	Level 1	Level 2	Level 3	Total

Put warrants	—	—	$3,785	$3,785
     Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
     Put Warrants: The put warrants are valued using the Black-Scholes option pricing method. The weighted average value per outstanding warrant at June 30, 2011 is computed to be $2.27 using a discount rate of 0.81% and an average volatility factor of 92.6%. The weighted average value per outstanding warrant at December 31, 2010 is computed to be $2.67 using a discount rate of 1.52% and an average volatility factor of 93.9%.
     A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	Put Warrants	Put Warrants
Beginning balance	$3,866	$4,237
Total unrealized gain included in earnings	(645)	(2,063)

Ending balance	$3,221	$2,174

The amount of gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$645	$2,063

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	Put Warrants	Put Warrants
Beginning balance	$3,785	$3,289
Total unrealized gain included in earnings	(564)	(1,115)

Ending balance	$3,221	$2,174

The amount of gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$564	$1,115

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K. Amounts reported in the following discussions are not reported in thousands unless otherwise specified.
General
     We operate in three distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”), and (c) lead metal product fabricating (“Lead Fabricating”). Our operating facilities include twenty scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, six PGM and Minor Metal Recycling facilities and four lead product manufacturing and fabricating plants. The Company markets a majority of its products on a national basis but maintains several international customers.
     Effective January 1, 2011, the Company has identified PGM and Minor Metals Recycling as a new operating segment previously grouped in the Scrap Metal Recycling segment. Management feels the separation provides clarity on the Company’s traditional scrap metal recycling operations and the operations of its specialized PGM and higher value Minor Metals recycling. Where applicable, all previous year information reported below has been adjusted to reflect comparative data.
Overview of Quarterly Results
     The following items represent a summary of financial information for the three months ended June 30, 2011 compared with the three months ended June 30, 2010
•	Sales increased to $178.5 million, compared to $144.6 million.

•	Operating income increased to $11.4 million, compared to operating income of $6.7 million.

•	Net income of $6.6 million, compared to a net income of $4.4 million.

•	Net income of $0.14 per diluted share, compared to a net income of $0.10 per diluted share.
     The following items represent a summary of financial information for the six months ended June 30, 2011 compared with the six months ended June 30, 2010
•	Sales increased to $360.5 million, compared to $278.7 million.

•	Operating income increased to $28.4 million, compared to operating income of $20.4 million.

•	Net income of $15.4 million, compared to a net income of $7.9 million.

•	Net income of $0.33 per diluted share, compared to a net income of $0.17 per diluted share.

Critical Accounting Policies and Use of Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. There were no changes to the policies as described in our Annual Report on Form 10-K except for the change in presentation of segment data.
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
     Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $1.0 million at both June 30, 2011 and December 31, 2010. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
     For purposes of this testing, the Company has determined that it has the following six reporting units: Lead Fabricating, New York Scrap Recycling, Pittsburgh Scrap Recycling, Akron Scrap Recycling, Newark PGM Recycling and Texas PGM Recycling.
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
     At December 31, 2010, the Company performed its annual impairment testing. As of that date, the fair value of each reporting unit exceeded its carrying value and no impairment charge was required. Through June 30, 2011, no indicators of impairment were identified. At June 30, 2011, the Company’s market capitalization was in excess of the reported book value of its equity by $90.7 million.
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
     The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. The carrying value of the asset (or asset group) is compared to the estimated undiscounted cash flows attributable to the asset (or asset group) and, if the carrying value is higher, an impairment is recognized for the excess carrying value above the estimated fair value of the asset (or asset group). Fair value is typically determined by discounting estimated cash flows using an appropriate risk-adjusted discount rate. To the extent actual useful lives of our intangible assets are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. Through June 30, 2011, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

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
     The following table sets forth information regarding revenues in each segment

	Revenues
	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2011				June 30, 2010			June 30, 2011			June 30, 2010
	($s, and weights in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	144.8	$62,707	35.1	103.2	$39,524	27.3	291.9	$128,199	35.6	230.3	$84,386	30.3
Non-ferrous metals (lbs.)	38,821	42,045	23.6	35,681	32,612	22.6	76,887	84,934	23.6	71,258	64,237	23.1
Other	—	1,741	1.0	—	912	0.6	—	2,825	0.7	—	1,478	0.5

Total Scrap Metal Recycling		106,493	59.7		73,048	50.5		215,958	59.9		150,101	53.9
PGM and Minor Metals Recycling
Platinum Group Metals (troy oz.)	28.9	38,117	21.3	39.0	45,998	31.8	63.6	82,850	23.0	74.7	82,533	29.6
Minor Metals (lbs.)	432	12,149	6.8	421	7,314	5.1	940	23,781	6.6	857	13,610	4.9

Total PGM and Minor Metals Recycling		50,266	28.1		53,312	36.9		106,631	29.6		96,143	34.5
Lead Fabricating (lbs.)	13,274	21,733	12.2	12,845	18,215	12.6	23,551	37,870	10.5	22,597	32,410	11.6

Total Revenue		$178,492	100.0		$144,575	100.0		$360,459	100.0		$278,654	100.0

     The following table sets forth information regarding our average selling prices for the past six quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

			Average	Average
	Average	Average	PGM Price	Minor Metal	Average
	Ferrous	Non-Ferrous	per troy oz.	Price per lb.	Lead
For the quarter ended:	Price per ton	Price per lb.	(1)	(2)	Price per lb.
June 30, 2011	$433	$1.08	$1,202	$28.10	$1.64
March 31, 2011	$445	$1.13	$1,229	$22.90	$1.57
December 31, 2010	$368	$0.95	$1,117	$18.29	$1.51
September 30, 2010	$355	$0.99	$986	$17.73	$1.33
June 30, 2010	$383	$0.91	$1,122	$17.36	$1.42
March 31, 2010	$353	$0.89	$966	$14.44	$1.46

(1)	Average PGM prices are comprised of combined troy ounces of Platinum, Palladium and Rhodium.

(2)	Average Minor Metal prices are comprised of combined weights of Tungsten, Tantalum, Molybdenum and other related metals.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Consolidated net sales increased by $33.9 million, or 23.4%, to $178.5 million for the three months ended June 30, 2011 compared to consolidated net sales of $144.6 million for the three months ended June 30, 2010. Acquisitions added $6.8 million to consolidated net sales for the quarter ended June 30, 2011. Excluding acquisitions, sales increased by $27.1 million. The Company reported increases in average metal selling prices in all segments of operations representing $24.0 million. The Company also reported higher selling volumes amounting to $3.1 million.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $23.2 million, or 58.7%, to $62.7 million for the three months ended June 30, 2011, compared to $39.5 million for the three months ended June 30, 2010. Acquisitions added $4.0 million to ferrous sales for the second quarter of 2011. Excluding acquisitions, the increase in ferrous sales was attributable to higher volume sold of 36,200 tons, or 35.1%, amounting to $13.9 million and higher average selling prices totaling $5.3 million. The average selling price for ferrous products was approximately $433 per ton for the three months ended June 30, 2011 compared to $383 per ton for the three months ended June 30, 2010, an increase of approximately 13.1%.
Non-Ferrous Sales
     Non-ferrous sales increased by $9.4 million, or 28.8%, to $42.0 million for the three months ended June 30, 2011, compared to $32.6 million for the three months ended June 30, 2010. Acquisitions added $2.0 million to non-ferrous sales for the second quarter of 2011. Excluding acquisitions, the increase in non-ferrous sales was due to higher sales volumes amounting to $2.0 million and higher average selling prices totaling $5.4 million. The average selling price for non-ferrous products was approximately $1.08 per pound for the three months ended June 30, 2011 compared to $0.91 per pound for the three months ended June 30, 2010, an increase of approximately 18.7%.
PGM and Minor Metal Recycling
Platinum Group Metals
     Platinum Group Metal (“PGM”) recycling sales decreased $7.9 million, or 17.2%, to $38.1 million for the three months ended June 30, 2011, compared to $46.0 million for the three months ended June 30, 2010. The decrease in sales was due to lower volumes sold totaling $13.6 million but was offset by higher selling prices amounting to $5.7 million. For the three months ended June 30, 2011, the Company sold 28,900 combined troy ounces of platinum group metals compared to 39,000 combined troy ounces for the three months ended June 30, 2010, a decrease of 10,100 ounces or 25.9%. The average combined selling price for PGM metal was approximately $1,202 per troy ounce for the three months ended June 30, 2011 compared to $1,122 per troy ounce for the three months ended June 30, 2010, an increase of 7.1%.
Minor Metals
     Sales of Minor Metals, which primarily include metals such as Molybdenum, Tungsten and Tantalum, increased $4.8 million, or 65.7%, to $12.1 million for the three months ended June 30, 2011, compared to $7.3 million for the three months ended June 30, 2010. The increase in sales was due to higher selling prices amounting to $4.6 million and higher volumes sold totaling $190,000. The average combined selling price for minor metals was approximately $28.10 per pound for the three months ended June 30, 2011 compared to $17.36 per pound for the three months ended June 30, 2010, an increase of 61.9%.
Lead Fabricating
     Lead Fabricating sales increased by $3.5 million, or 19.2%, to $21.7 million for the three months ended June 30, 2011 compared to $18.2 million for the three months ended June 30, 2010. The increase in sales was due to higher average selling prices amounting to $2.9 million and by higher volume sold totaling $634,000. The average selling price of our lead fabricated products was approximately $1.64 per pound for the three months ended June 30, 2011, compared to $1.42 per pound for the three months ended June 30, 2010. Sales volume increased to 13.3 million pounds for the three months ended June 30, 2011 from 12.8 million pounds for the three months ended June 30, 2010, an increase of 3.9%.
Operating Expenses
     Operating expenses increased by $28.4 million, or 22.2%, to $156.5 million for the three months ended June 30, 2011 compared to $128.1 million for the three months ended June 30, 2010. Acquisitions added $5.8 million to operating expense for the quarter ended June 30, 2011. Excluding acquisitions, operating expenses increased by $22.6 million. The increase in operating expense was due to a $19.3 million increase in the cost of purchased metals due to higher sales volumes and commodity prices and a $3.3 million increase in other operating expenses. These operating expense increases include wages and benefits of $945,000, freight charges of $836,000, equipment and vehicle repairs and maintenance expenses of $403,000, energy and utility expenses of $328,000 and production and fabricating supplies of $259,000 and other operating expenses of $495,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $484,000, or 7.4%, to $6.9 million, or 3.9% of sales, for the three months ended June 30, 2011, compared to $6.5 million, or 4.4% of sales, for the three months ended June 30, 2010. Acquisitions added $186,000 to selling, general and administrative expenses for the quarter ended June 30, 2011. Excluding acquisitions, selling, general and administrative expenses increased by $298,000. The increases include $191,000 for wages and benefits, $121,000 in insurance costs, $65,000 in advertising and promotional expenses, $63,000 in travel costs and $39,000 in consulting and professional fees. These increases were offset by reductions in and other expenses of $181,000.
Depreciation and Amortization
     Depreciation and amortization increased to $3.6 million, or 2.0% of sales, for the three months ended June 30, 2011 compared to $3.2 million, or 2.2% of sales for the three months ended June 30, 2010. The decrease as a percentage of sales was primarily attributable to higher sales. Acquisitions added $392,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased by $18,000.
Operating Income
     Operating income for three months ended June 30, 2011 increased by $4.7 million to $11.4 for three months ended June 30, 2011 from $6.7 million for the three months ended June 30, 2010 and was a net result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $2.4 million, or 1.4% of sales, for the three months ended June 30, 2011 compared to $2.3 million or 1.6% of sales, for the three months ended June 30, 2010. The $66,000 increase in interest expense was attributable to lower interest rates on a significant portion of our outstanding debt but was offset by the effect of higher average outstanding debt balances. As described in Note 8 of the accompanying financial statements, on March 2, 2010, we entered into a new senior secured credit facility (“Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A. (“JPMChase”) that includes revolving and term features. In doing so, we terminated our senior revolving credit facility with Wells Fargo Foothill, Inc. and retired outstanding term notes to benefit from lower interest rates.

     Other income for the three months ended June 30, 2011, includes income of $645,000 to adjust the Put Warrant liability to its fair value as compared to income of $2.1 million for the quarter ended June 30, 2010. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.
Income Taxes
     For the three months ended June 30, 2011, the Company recognized income tax expense of $3.0 million, resulting in an effective tax rate of 31%. For the three months ended June 30, 2010, the Company recognized an income tax expense of $2.0 million, resulting in an effective tax rate of 32%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation, Domestic Production Activities Deduction, amortization of certain intangibles and certain non-deductible expenses.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Consolidated net sales increased by $81.8 million, or 29.4%, to $360.5 million for the six months ended June 30, 2011 compared to consolidated net sales of $278.7 million for the six months ended June 30, 2010. Acquisitions added $10.8 million to consolidated net sales for the six months ended June 30, 2011. Excluding acquisitions, sales increased by $71.0 million. The Company reported increases in average metal selling prices in all segments of operations representing $64.6 million. The Company also reported higher selling volumes amounting to $6.4 million.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $43.8 million, or 51.9%, to $128.2 million for the six months ended June 30, 2011, compared to $84.4 million for the six months ended June 30, 2010. Acquisitions added $6.2 million to ferrous sales for the second quarter of 2011. Excluding acquisitions, the increase in ferrous sales was attributable to higher volume sold of 46,500 tons, or 20.2%, amounting to $16.9 million and higher average selling prices totaling $20.7 million. The average selling price for ferrous products was approximately $439 per ton for the six months ended June 30, 2011 compared to $366 per ton for the six months ended June 30, 2010, an increase of approximately 20.0%.
Non-Ferrous Sales
     Non-ferrous sales increased by $20.7 million, or 32.2%, to $84.9 million for the six months ended June 30, 2011, compared to $64.2 million for the six months ended June 30, 2010. Acquisitions added $3.2 million to non-ferrous sales for the second quarter of 2011. Excluding acquisitions, the increase in non-ferrous sales was due to higher sales volumes amounting to $2.8 million and higher average selling prices totaling $14.7 million. The average selling price for non-ferrous products was approximately $1.10 per pound for the six months ended June 30, 2011 compared to $0.90 per pound for the six months ended June 30, 2010, an increase of approximately 22.2%.
PGM and Minor Metal Recycling
Platinum Group Metals
     Platinum Group Metal (“PGM”) recycling sales increased $317,000, or 0.4%, to $82.9 million for the six months ended June 30, 2011, compared to $82.5 million for the six months ended June 30, 2010. The increase in sales was due to higher selling prices amounting to $16.2 million but was offset by lower volumes sold totaling $15.9 million. For the six months ended June 30, 2011, the Company sold 63,600 combined troy ounces of platinum group metals compared to 74,700 combined troy ounces for the six months ended June 30, 2010, a decrease of 11,100 ounces or 14.9%. The average combined selling price for PGM metal was approximately $1,217 per troy ounce for the six months ended June 30, 2011 compared to $1,048 per troy ounce for the six months ended June 30, 2010, an increase of 16.1%.

Minor Metals
     Sales of Minor Metals, which primarily include metals such as Molybdenum, Tungsten and Tantalum, increased $10.2 million, or 75.0%, to $23.8 million for the six months ended June 30, 2011, compared to $13.6 million for the six months ended June 30, 2010. The increase in sales was due to higher selling prices amounting to $8.9 million and higher volumes sold totaling $1.3 million. The average combined selling price for minor metals was approximately $25.29 per pound for the six months ended June 30, 2011 compared to $15.88 per pound for the six months ended June 30, 2010, an increase of 59.2%.
Lead Fabricating
     Lead Fabricating sales increased by $5.5 million, or 17.0%, to $37.9 million for the six months ended June 30, 2011 compared to $32.4 million for the six months ended June 30, 2010. The increase in sales was due to higher average selling prices amounting to $4.2 million and by higher volume sold totaling $1.3 million. The average selling price of our fabricated lead products was approximately $1.61 per pound for the six months ended June 30, 2011, compared to $1.43 per pound for the six months ended June 30, 2010. Sales volume increased to 23.6 million pounds for the six months ended June 30, 2011 from 22.6 million pounds for the six months ended June 30, 2010, an increase of 4.4%.
Operating Expenses
     Operating expenses increased by $72.1 million, or 30.3%, to $310.1 million for the six months ended June 30, 2011 compared to $238.0 million for the six months ended June 30, 2010. Acquisitions added $9.2 million to operating expense for the six months ended June 30, 2011. Excluding acquisitions, operating expenses increased by $62.9 million. The increase in operating expense was due to a $57.5 million increase in the cost of purchased metals due to higher sales volumes and commodity prices and a $5.4 million increase in other operating expenses. These operating expense increases include wages and benefits of $2.2 million, freight charges of $1.4 million, energy and utility expenses of $803,000, production and fabricating supplies of $462,000 and vehicle repairs and maintenance expenses of $370,000 and increases in other miscellaneous operating expenses of $229,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $1.3 million, or 9.6%, to $15.0 million, or 4.2% of sales, for six months ended June 30, 2011, compared to $13.6 million, or 4.9% of sales, for six months ended June 30, 2010. Acquisitions added $434,000 to selling, general and administrative expenses for the six months ended June 30, 2011. Excluding acquisitions, selling, general and administrative expenses increased by $889,000. The increases include $378,000 for wages and benefits, $279,000 in insurance costs, $261,000 in consulting and professional fees, $109,000 in advertising and promotional expenses and $105,000 in travel expenses. These increases were offset by reductions in other expenses of $243,000.
Depreciation and Amortization
     Depreciation and amortization increased to $7.0 million, or 1.9% of sales, for the six months ended June 30, 2011 compared to $6.6 million, or 2.4% of sales for the six months ended June 30, 2010. The decrease as a percentage of sales was primarily attributable to higher sales. Acquisitions added $672,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense decreased by $342,000.
Operating Income
     Operating income for the six months ended June 30, 2011 increased by $8.0 million to $28.4 million for the six months ended June 30, 2011 from $20.4 million for the six months ended June 30, 2010 and was a net result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $4.9 million, or 1.3% of sales, for the six months ended June 30, 2011 compared to $5.3 million or 1.9% of sales, for the six months ended June 30, 2010. The $429,000 decrease in interest expense was attributable to lower interest rates on a significant portion of our outstanding debt. As described in Note 8 of the accompanying financial statements, on March 2, 2010, we entered into a new senior secured credit facility (“Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A. (“JPMChase”) that includes revolving and term features. In doing so, we terminated our senior revolving credit facility with Wells Fargo Foothill, Inc. and retired outstanding term notes to benefit from lower interest rates.
     Term notes payable of $30.6 million under the Financing Agreement with Ableco Finance, LLC, accrued interest at the lender’s base rate plus a margin with a minimum rate of 14.00% during the first quarter of 2010 through March 2, 2010. On that date, the Term Notes were replaced by the facilities provided under the Credit Agreement with an average interest rate of 4.32% for the balance of the first six months of 2010.
     Other expense for the six months ended June 30, 2010, included $3.0 million in charges related to the refinancing of our senior credit facilities. The items comprising this amount included $2.1 million in unamortized deferred financing costs expensed as a result of the termination of our loan and financing agreements with Wells Fargo Foothill and Ableco. We also incurred credit facility termination fees and charges of $341,000 and $598,000 from the reclassification of other comprehensive loss related to the interest rate swap that we terminated upon entering into the Credit Agreement with JPMChase. No similar expense was incurred in the six months ended June 30, 2011.
     Other income for the six months ended June 30, 2011, includes income of $564,000 to adjust the Put Warrant liability to its fair value as compared to income of $1.1 million for the six months ended June 30, 2010. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.
Income Taxes
     For the six months ended June 30, 2011, the Company recognized income tax expense of $8.7 million, resulting in an effective tax rate of 36%. For the six months ended June 30, 2010, the Company recognized an income tax expense of $5.1 million, resulting in an effective tax rate of 39%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation, Domestic Production Activities Deduction, amortization of certain intangibles and certain non-deductible expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the six months ended June 30, 2011, we generated $11.6 million of cash from operating activities compared to $6.3 million of operating cash used for the six months ended June 30, 2010. For the six months ended June 30, 2011, the Company’s net income of $15.4 million and non-cash net expense of depreciation and amortization of $7.7 million and other non-cash items of $497,000 was offset by a $12.0 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $18.3 million due to higher sales and a $1.6 million increase in inventory. These items were offset by a $4.8 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities and a $3.1 million decrease in prepaid expenses and other current assets. For the six months ended June 30, 2010, the Company’s net income of $7.9 million and non-cash items of depreciation and amortization of $7.2 million and other non-cash items of $2.2 million was offset by a $23.6 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $22.3 million and an increase in inventory of $8.7 million. These items were offset by a $4.2 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities and a $3.2 million decrease in income tax receivables, prepaid expenses and other current assets. The change in prepaid expenses includes a $600,000 increase in unsecured vendor advances. Vendor advances as of June 30, 2011 and 2010 totaled $1.7 million and $1.5 million respectively.
     We used $12.4 million in net cash for investing activities for the six months ended June 30, 2011 compared to using net cash of $3.0 million in the six months ended June 30, 2010. During six months ended June 30, 2011, we purchased $11.0 million in equipment and capital improvements which included $3.0 million for the purchase of the land and building and $2.8 million in improvements to date in Western, New York that will be used to house our new shredding operation. We also used $1.8 million in cash to fund a portion of our acquisition of Goodman Services, Inc. and $92,000 in increases to other long-term assets. These items were offset by $553,000 in proceeds from the disposal of capital equipment. During the six months ended June 30, 2010, we purchased $3.5 million in equipment and capital improvements which was offset by $500,000 in proceeds from the sale of capital equipment.
     During the six months ended June 30, 2011, we generated $5.1 million of net cash from financing activities compared to $9.5 million of net cash generated during the six months ended June 30, 2010. For the six months ended June 30, 2011, total new borrowings were $5.1 million and net borrowings under our revolving credit facility amounted to $2.7 million. We also received $322,000 in proceeds from the exercise of employee stock options. These borrowings and proceeds were offset by debt repayments of $2.9 million and the payment of $196,000 in debt issuance costs related to credit facility amendment with JPMChase. For the six months ended June 30, 2010, total new borrowings were $8.7 million and net borrowings under our revolving credit facility amounted to $3.9 million. These borrowings were offset by debt repayments of $1.9 million and the payment of $1.3 million in debt issue costs related to agreement entered into with JPMChase. We also received $68,000 in proceeds from the exercise of stock options.
Financing and Capitalization
     On March 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consisted of senior secured credit facilities in the aggregate amount of $65.0 million, including a $57.0 million revolving line of credit (the “Revolver”) and an $8.0 million machinery and equipment term loan facility (“Initial Term Loan”). The Revolver provides for revolving loans which, in the aggregate, were not to exceed the lesser of $57.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at our election, the current LIBOR rate plus 3.5%. The Initial Term Loan accrued interest at the Base Rate plus 2% or, at our election, the current LIBOR rate plus 4.25%. Under the Credit Agreement, we are subject to certain operating covenants and are restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including minimum fixed charge coverage ratios, and maximum capital expenditures covenants. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for present and future acquisitions, working capital, and general corporate purposes.
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
     On January 27, 2011, we entered into a Second Amendment (the “Amendment”) to the Credit Agreement. The Amendment provided for an increase in the maximum amount available under the Credit Agreement to $85.0 million, including $70.0 million under the Revolver (up from $57.0 million) and an additional term loan (“Term Loan 1”) to be available in multiple draws in the aggregate amount of $9.0 million earmarked for capital expenditures, primarily the shredder project in suburban Buffalo, New York. The original term loan funded at the closing of the Credit Agreement continues to amortize. The Amendment increases the advance rate for inventory under the Revolver’s borrowing base formula. LIBOR-based interest rates have been reduced to the current LIBOR rate plus 3.25% (an effective rate of 3.62% as of June 30, 2011) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 4.18% as of June 30, 2011) for term loans. Term Loan 1 bears interest at the Base Rate plus 2.0% (an effective rate of 5.25% as of June 30, 2011). The Amendment also adjusted the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets and extends the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014. The remaining material terms of the Credit Agreement remain unchanged by the Amendment. As of June 30, 2011, the Revolver had $29.8 million available for borrowing and $2.2 million outstanding letters of credit. The outstanding balance under the Credit Agreement at June 30, 2011 and December 31, 2010 was $44.8 million and $41.3 million, respectively.

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
     As of June 30, 2011, the outstanding balance on the Notes was $80.0 million (net of $1.1 million in unamortized discount related to the original fair value warrants issued with the Notes).
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
Future Capital Requirements
     As of June 30, 2011, we had $7.7 million in cash, availability under the Credit Agreement of $29.8 million and total working capital of $124.3 million. As of June 30, 2011, our current liabilities totaled $44.2 million. We expect to fund our current working capital needs, interest payments, term debt payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Credit Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.
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

Business Acquisitions and Capital Expenditures
     On February 18, 2011, we purchased a 44-acre parcel of land, including a 177,500-square-foot building, in suburban Buffalo to house an indoor scrap metal shredder. The installation will include a new state-of-the-art downstream separation system to maximize the recovery of valuable non-ferrous products. The Company expects to make a capital investment of more than $10.0 million for the acquisition of the property, plant and support equipment and related improvements for the shredder project. The Company is using the proceeds from the Credit Agreement and available cash to fund the project. The facility is expected to be operational by the end of 2011.
     On January 31, 2011, we acquired 100% of the outstanding capital stock of Goodman Services, Inc., a Bradford, Pennsylvania-based full service recycling company with additional facilities in Jamestown, New York and Canton, Ohio. The acquisition is consistent with our expansion strategy of penetrating geographically contiguous markets and benefiting from intercompany and operating synergies that are available through consolidation. Goodman Services, Inc.’s locations complement our existing facilities in the Great Lakes corridor. Bradford is 80 miles from our Buffalo operations and will become a feed source for the suburban Buffalo shredder. Jamestown is 75 miles from our Buffalo yards. Canton, Ohio is in close proximity to our operations in Akron, Ohio.
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
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2011, $44.8 million of our outstanding debt consisted of variable rate borrowings under our senior secured credit facility with JPMChase Bank and other lenders. Borrowings under the credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $448,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of June 30, 2011.
Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect to the carrying value of our inventories. We have no open commodity price protection agreements as of June 30, 2011.
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
Common stock market price risk
     We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of June 30, 2011, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $889,000.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     On January 31, 2011, the Company acquired all of the outstanding common stock of Goodman Services, Inc. We have started to document and analyze the systems of disclosure controls and procedures and internal control over financial reporting of this acquired company and integrate it within our broader framework of controls. As we integrate the historical internal controls over financial reporting of the acquisition into our own internal controls over financial reporting, certain temporary changes may be made to our internal controls over financial reporting until such time as this integration is complete. Although we have not presently identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of this acquisition, there can be no assurance that a material weakness will not be identified in the course of this review.
(b) Changes in internal controls over financial reporting.
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

*101 .INS	— XBRL Instance Document.
*101 .SCH	— XBRL Taxonomy Extension Schema Document.
*101 .CAL	— XBRL Taxonomy Extension Calculation Linkbase Document.
*101 .LAB	— XBRL Taxonomy Extension Label Linkbase Document.
*101 .PRE	— XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)
Date: July 28, 2011	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: July 28, 2011	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer(Principal Financial Officer and Principal Accounting Officer)