Form 10-Q
period 2011-09-30
METALICO INC
filed 2011-11-03
CIK 1048685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Number of shares of Common stock, par value $.001, outstanding as of November 2, 2011: 47,460,547

METALICO, INC.
Form 10-Q Quarterly Report

PART I
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30

PART II
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 6. Exhibits	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$5,861	$3,473
Trade receivables, less allowance for doubtful accounts 2011- $845 and 2010 - $1,027	66,420	55,112
Inventories	80,680	73,454
Prepaid expenses and other current assets	6,701	6,276
Income taxes receivable	—	1,386
Deferred income taxes	3,405	4,004

Total current assets	163,067	143,705

Property and equipment, net	86,166	70,215
Goodwill	73,012	69,605
Other intangible assets, net	40,910	38,871
Other assets, net	5,645	6,111

Total assets	$368,800	$328,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$6,775	$7,051
Current maturities of other long-term debt	7,450	4,196
Accounts payable	20,335	18,386
Accrued expenses and other current liabilities	6,681	4,561
Income taxes payable	3,232	—

Total current liabilities	44,473	34,194

Long-Term Liabilities
Senior unsecured convertible notes payable	75,058	79,940
Other long-term debt, less current maturities	41,551	34,775
Deferred income taxes	10,509	6,726
Accrued expenses and other long-term liabilities	2,584	5,557

Total long-term liabilities	129,702	126,998

Total liabilities	174,175	161,192

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Common stock, par value $0.001, authorized shares of 100,000,000; issued and outstanding shares of 47,454,680 and 46,559,878, respectively	47	46
Additional paid-in capital	181,911	175,094
Retained earnings (accumulated deficit)	12,982	(7,510)
Accumulated other comprehensive loss	(315)	(315)

Total stockholders’ equity	194,625	167,315

Total liabilities and stockholders’ equity	$368,800	$328,507

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2011 and 2010

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)
	($ thousands, except per share data)
Revenue	$168,728	$136,956	$529,187	$415,610

Costs and expenses Operating expenses	151,162	118,161	461,302	356,181
Selling, general, and administrative expenses	7,222	6,294	22,190	19,939
Depreciation and amortization	3,830	3,450	10,796	10,086
Gain on insurance recovery	—	(513)	—	(513)

	162,214	127,392	494,288	385,693

Operating income	6,514	9,564	34,899	29,917

Financial and other income (expense)
Interest expense	(2,245)	(2,243)	(7,110)	(7,537)
Accelerated amortization and other costs related to refinancing of senior debt	—	—	—	(3,046)
Equity in loss of unconsolidated investee	(92)	(2)	(130)	(2)
Financial instruments fair value adjustments	2,480	107	3,044	1,222
Gain on debt extinguishment	243	101	243	101
Other	99	116	127	13

	485	(1,921)	(3,826)	(9,249)

Income before income taxes	6,999	7,643	31,073	20,668
Provision for federal and state income taxes	1,915	3,150	10,581	8,243

Net income	$5,084	$4,493	$20,492	$12,425

Earnings per common share:
Basic	$0.11	$0.10	$0.43	$0.27

Diluted	$0.11	$0.10	$0.43	$0.27

Weighted Average Common Shares Outstanding:
Basic	47,447,823	46,449,302	47,311,971	46,440,380

Diluted	47,453,916	46,449,302	47,422,727	46,440,380

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010

	2011	2010
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$20,492	$12,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,748	10,924
Deferred income tax provision (benefit)	1,478	(221)
Provision for doubtful accounts receivable	30	350
Provision for loss on vendor advances	158	—
Financial instruments fair value adjustments	(3,044)	(1,222)
Gain on disposal of property and equipment	(285)	(724)
Gain on debt extinguishment	(243)	(101)
Equity in loss of unconsolidated investee	130	2
Stock-based compensation expense	1,727	2,129
Excess tax benefit from stock-based compensation	59	—
Deferred financing costs expensed	—	2,107
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(8,814)	(28,532)
Inventories	(6,016)	(8,642)
Income taxes receivable, prepaid expenses and other	876	4,648
Increase in:
Accounts payable, accrued expenses, income taxes payable and other liabilities	4,928	1,717

Net cash provided by (used in) operating activities	23,224	(5,140)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	564	617
Purchase of property and equipment	(18,700)	(4,308)
Cash paid for business acquisition, less cash acquired	(1,844)	—
Increase in other assets	(313)	(384)

Net cash used in investing activities	(20,293)	(4,075)

Cash Flows from Financing Activities
Net (payments) borrowings under revolving lines-of-credit	(1,376)	4,114
Proceeds from other borrowings	9,421	9,068
Principal payments on other borrowings	(8,855)	(3,385)
Debt issuance costs paid	(196)	(1,273)
Excess tax benefit from stock-based compensation	(59)	—
Proceeds from issuance of common stock on exercised options	522	74

Net cash (used in) provided by financing activities	(543)	8,598

Net increase (decrease) in cash and cash equivalents	2,388	(617)
Cash:
Beginning of period	3,473	4,938

End of period	$5,861	$4,321

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ thousands, except share and per share data)
(Unaudited)
Note 1 — General
   Business
     Metalico Inc. and subsidiaries (the “Company”) operates in three distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”), and (c) lead metal product fabricating (“Lead Fabricating”). Our operating facilities include twenty scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, six PGM and Minor Metal Recycling facilities and four lead product manufacturing and fabricating plants.
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
     Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited balance sheet as of that date included in the Form 10-K
     Reclassifications: Effective January 1, 2011, the Company has identified PGM and Minor Metals Recycling as a new reportable segment previously grouped in the Scrap Metal Recycling segment. Certain balance sheet and operating details about the PGM and Minor Metals segment have been reported in Note 5 — Goodwill and Other Intangibles and Note 13 — Segment Reporting. As such, previous year information reported has been adjusted to reflect comparative data.
     Effective January 1, 2011, the Company has also reclassified discontinued operations into other income (expense) on the Consolidated Statement of Operations for the three and nine months ended September 30, 2010 as reportable amounts were deemed immaterial for the previous and current year.
Recent Accounting Pronouncements
     In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in Accounting Standards Codification (“ASC”) 350-20, Intangibles — Goodwill and Other — Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of their reporting units when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. An entity also has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this guidance may have on our goodwill impairment testing.
     In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance are effective for annual periods beginning with fiscal years ending after December 15, 2011, with early adoption permitted. The Company does not participate in any multiemployer plans and determined that there is no impact to our financial statements.
Note 2 — Business Acquisition and Capital Expenditures
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
Note 3 — Major Customer
     Revenues for the three and nine months ended September 30, 2011 and 2010, include revenue from net sales to a particular customer of our PGM and Minor Metals Recycling segment (which at times has accounted for 10% or more of the total revenue of the Company), together with trade receivables due from such customer as of September 30, 2011 and December 31, 2010.

	Net sales to Customer
	as a percentage of Total Revenues				Trade Receivable Balance as of
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	September 30,	December 31,
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	2011	2010
Customer A	15%	19%	18%	22%	$1,611	$7,994
Note 4 — Inventories
     Inventories as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Raw materials	$6,139	$8,125
Work-in-process	4,041	3,927
Finished goods	8,353	6,735
Ferrous scrap metal	27,705	24,093
Non-ferrous scrap metal	34,442	30,574

	$80,680	$73,454

Note 5 — Goodwill and Other Intangibles
     The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. No indicators of impairment were identified for the nine months ended September 30, 2011. Changes in the carrying amount of goodwill, by segment for the nine months ended September 30, 2011 were as follows:

	Scrap Metal	PGM and Minor Metal	Lead
	Recycling	Recycling	Fabricating	Consolidated
December 31, 2010	$39,585	$24,652	$5,368	$69,605
Acquisitions/additions during the period	3,407	—	—	3,407

September 30, 2011	$42,992	$24,652	$5,368	$73,012

     The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At September 30, 2011, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of September 30, 2011 and December 31, 2010 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2011

Covenants not-to-compete	$4,106	$(791)	$3,315
Trademarks and tradenames	6,075	—	6,075
Supplier relationships	39,130	(8,015)	31,115
Know-how	397	—	397
Patents and databases	94	(86)	8

	$49,802	$(8,892)	$40,910

December 31, 2010

Covenants not-to-compete	$4,310	$(3,120)	$1,190
Trademarks and tradenames	6,075	—	6,075
Supplier relationships	37,500	(6,322)	31,178
Know-how	397	—	397
Patents and databases	94	(63)	31

	$48,376	$(9,505)	$38,871

     The changes in the net carrying amount of amortizable intangible assets by classifications for the nine months ended September 30, 2011 were as follows:

	Covenants
	Not-to-	Supplier	Patents and
	Compete	Relationships	Databases
Balance, December 31, 2010	$1,190	$31,178	$31
Acquisitions/additions	2,427	1,630	—
Amortization	(302)	(1,693)	(23)

Balance, September 30, 2011	$3,315	$31,115	$8

     Amortization expense on finite-lived intangible assets for the three and nine months ended September 30, 2011 was $682 and $2,018, respectively. Amortization expense on finite-lived intangible assets for the three and nine months ended September 30, 2010 was $704 and $2,121, respectively. Estimated aggregate amortization expense on amortizable intangible and other assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2011	$810
2012	2,823
2013	2,948
2014	2,885
2015	2,883
Thereafter	22,089

$34,438

Note 6 — Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011			December 31, 2010
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental monitoring and response costs	$183	$1,348	$1,531	$216	$1,348	$1,564
Payroll and employee benefits	3,590	424	4,014	1,194	424	1,618
Interest and bank fees	1,026	—	1,026	1,134	—	1,134
Put warrant liability	—	741	741	—	3,785	3,785
Other	1,882	71	1,953	2,017	—	2,017

	$6,681	$2,584	$9,265	$4,561	$5,557	$10,118

Note 7 — Stock Options and Stock-Based Compensation
     Stock-based compensation expense was $427 and $683 for the three months ended September 30, 2011 and 2010, respectively, and $1,727 and $2,129 for the nine months ended September 30, 2011 and 2010, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.
     The fair value of the stock options granted in the nine months ended September 30, 2011 and 2010 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

Black-Scholes Valuation Assumptions (1)	September 30, 2011	September 30, 2010
Weighted average expected life (in years) (2)	5.0	5.0
Weighted average expected volatility (3)	84.12%	84.23%
Weighted average risk free interest rates (4)	2.13%	1.59%
Expected dividend yield	—	—

(1)	Forfeitures are estimated based on historical experience.

(2)	The expected life of stock options is estimated based on historical experience.

(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.

(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
     Changes in the Company’s stock options for the nine months ended September 30, 2011 were as follows:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding, beginning of period	2,350,993	$7.19
Granted	87,500	$5.91
Exercised	(104,039)	$5.02
Forfeited or expired	(128,610)	$6.47

Options outstanding, end of period	2,205,844	$7.28

Options exercisable, end of period	1,633,711	$8.46

     The weighted average fair value for the stock options granted during the nine months ended September 30, 2011 was $4.15. The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of September 30, 2011 was 2.6 years and $202, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of September 30, 2011 was 2.2 years and $76, respectively.
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
     The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was $92 and $37, respectively.
     On April 19, 2011, the Company granted 247,800 shares of deferred common stock to employees with a fair value of $5.37 per share. The stock will vest annually over a three year period. One-third of the granted shares will be issued to eligible employees on each annual vesting date. The Company will recognize compensation expense ratably over the three year period. The first annual vesting date will occur on March 1, 2012. At September 30, 2011, all 247,800 shares remained unvested and unissued.
     On June 1, 2010, the Company granted 7,500 shares of restricted common stock to a Company employee with a fair value of $4.78 per share. The shares vest quarterly over a three-year period. At September 30, 2011, there were 3,750 restricted shares remaining unvested with a grant date fair value of $4.78 per share of which 625 shares with a weighted average grant date fair value of $4.78 per share are expected to vest by December 31, 2011.
     As of September 30, 2011, total unrecognized stock-based compensation expense related to stock options, restricted stock, and deferred stock was $1,445; $18 and $1,011, respectively, which is expected to be recognized over a weighted average period of 1.5 years; 1.8 years and 2.5 years, respectively.
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
     On January 27, 2011, the Company entered into a Second Amendment (the “Amendment”) to the Credit Agreement. The Amendment provided for an increase in the maximum amount available under the Credit Agreement to $85,000, including $70,000 under the Revolver (up from $57,000) and an additional term loan (“Term Loan I”) to be available in multiple draws in the aggregate amount of $9,000 earmarked for capital expenditures, primarily the shredder project in suburban Buffalo, New York. The original term loan funded at the closing of the Credit Agreement continues to amortize. The Amendment increases the advance rate for inventory under the Revolver’s borrowing base formula. LIBOR-based interest rates have been reduced to the current LIBOR rate plus 3.25% (an effective rate of 3.76% as of September 30, 2011) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 4.16% as of September 30, 2011) for term loans. Term Loan I bears interest at the LIBOR Rate plus 3.75% (an effective rate of

4.15% as of September 30, 2011). The Amendment also adjusted the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets and extends the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014. The remaining material terms of the Credit Agreement remain unchanged by the Amendment. As of September 30, 2011, the Revolver had $33,890 available for borrowing and $2,233 outstanding letters of credit. The outstanding balance under the Credit Agreement at September 30, 2011 and December 31, 2010 was $42,769 and $41,253, respectively.
     Listed below are the material debt covenants as prescribed by the Credit Agreement. As of September 30, 2011, the Company was in compliance with such covenants.
Fixed Charge Coverage Ratio — trailing twelve month period ended on September 30, 2011 must not be less than covenant.

Covenant	1:1 to 1:0
Actual	1.7 to 1:0
          Year 2011 Capital Expenditures — Year 2011 annual capital expenditures must not exceed covenant

Covenant	$22,000
Actual year to date	$18,700
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
     Listed below is the material debt covenant as prescribed by the Notes. As of September 30, 2011, the Company was in compliance with such covenant.
          Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed covenant,

Covenant	3.5 to 1.0
Actual	0.9 to 1.0
     In connection with the convertible note issuance described above, the Note Purchasers also received a total of 250,000 warrants (“Put Warrants”) for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The initial fair value of the put warrants was $1,652 which was recorded as a debt discount and is being amortized over the life of the Notes. At September 30, 2011 and December 31, 2010, the unamortized discount was $1,052 and $1,170, respectively. In the event of a change of control, at the request of the Note Purchaser delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the Put Warrants from the holder by paying the holder, within five (5) business days of such request (or, if later, on the effective date of the change of control), cash in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control.
     On September 28, 2011, the Company repurchased convertible notes totaling $5,000 for $4,463 using proceeds of the Revolver described above resulting in a gain of $243 net of $68 in unamortized warrant discount and $226 in unamortized deferred financing costs.
     As of September 30, 2011 and December 31, 2010, the outstanding balance on the Notes was $75,058 and $79,940, respectively (net of $1,052 and $1,170, respectively in unamortized discount related to the original fair value warrants issued with the Notes).
     Aggregate annual maturities, excluding discounts, required on all debt outstanding as of September 30, 2011, are as follows:

Twelve months ending September 30:	Amount
2012	$14,225
2013	5,738
2014	107,579
2015	2,255
2016	1,347
Thereafter	742

$131,886

Note 9 — Stockholders’ Equity
     A reconciliation of the activity in Stockholders’ Equity accounts for the nine months ended September 30, 2011 is as follows:

			Retained Earnings/
	Common	Additional	(Accumulated	Accumulated Other	Total Stockholders’
	Stock	Paid-in Capital	Deficit)	Comprehensive Loss	Equity
Balance December 31, 2010	$46	$175,094	$(7,510)	$(315)	$167,315
Net income	—	—	20,492	—	20,492
Issuance of 104,039 shares of common stock in exchange for options exercised	—	522	—	—	522
Stock-based compensation expense, net of deferred tax effect	—	1,668	—	—	1,668
Issuance of 782,763 shares of common stock for acquisition, net of issuance costs	1	4,627	—	—	4,628

Balance September 30, 2011	$47	$181,911	$12,982	$(315)	$194,625

     Comprehensive income for the three months ended September 30, 2011 and 2010 was $5,084 and $4,493, comprised entirely of net income.
     Comprehensive income for the nine months ended September 30, 2011 was $20,492, comprised entirely of net income. Comprehensive income for the nine months ended September 30, 2010 was $12,797, representing net income of $12,425, plus the effect of a terminated interest rate swap contract of $372.

Note 10 — Statements of Cash Flows Information
     The following describes the Company’s noncash investing and financing activities:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Issuance of common stock for business acquisitions (see Note 2)	$4,391	$—
Issuance of short and long-term debt for business acquisition	4,964	—
Repayment of debt with new borrowings	—	44,109
Trade-in allowances on new equipment purchases	87	504
Reduction of seller note payable on settlement of final working capital receivable	125	350
     The Company paid $6,548 and $7,022 in cash for interest expense in the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, the Company made cash income tax payments of $4,701 and received cash refunds of $217. For the nine months ended September 30, 2010, the Company made cash income tax payments of $4,639 and received cash refunds of $1,333.
Note 11 — Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of EPS for the three and nine months ended September 30, 2011 and 2010 ($, thousands, except share data).

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$5,084	47,447,823	$0.11	$4,491	46,449,302	$0.10

Effect of Dilutive Securities
Deferred common stock	—	6,093		—	—
Stock options	—	—		—	—

Diluted EPS
Net income	$5,084	47,453,916	$0.11	$4,491	46,449,302	$0.10

     The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three months ended September 30, 2011, there were 2,218,071 options, 1,419,231 warrants and 5,785,797 shares issuable upon conversion of convertible notes excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the three months ended September 30, 2010, there were 2,197,669 options, 1,424,231 warrants and 5,815,344 shares issuable upon conversion of convertible notes were excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$20,492	47,311,971	$0.43	$12,425	46,440,380	$0.27

Effect of Dilutive Securities
Deferred common stock	—	28,843		—	—
Stock options	—	81,913		—	—

Diluted EPS
Net income	$20,492	47,422,727	$0.43	$12,425	46,440,380	$0.27

     The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the nine months ended September 30, 2011, there were 2,196,448 options, 1,419,231 warrants and 5,790,944 shares issuable upon conversion of convertible notes excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the nine months ended September 30, 2010, there were 2,026,455 options, 1,424,231 warrants and 5,824,610 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.

Note 12 — Commitments and Contingencies
   Environmental Remediation Matters
     The Company’s General Smelting & Refining, Inc. (“GSR”) and Metalico-College Grove, Inc. (“MCG”) subsidiaries formerly conducted secondary lead smelting and refining operations in Tennessee. Operations ceased at GSR in December 1998 and at MCG in 2003.
     For the GSR site, as of September 30, 2011 and December 31, 2010, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $979 and $1,006, respectively. Of the $979 accrued as of September 30, 2011, $140 is reported as a current liability and the remaining $839 is estimated to be paid as follows: $131 from 2012 through 2014 and $708 thereafter. These costs include the post-closure monitoring and maintenance of the landfills at the former GSR facility. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.
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
Employee Matters
     As of September 30, 2011, approximately 10% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Fifty-seven employees located at the Company’s Lead Fabricating facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty-three employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. On May 9, 2011, the Company ratified a new three-year agreement with the United Steelworkers of America which will expire on March 15, 2014. On July 8, 2011, the Company ratified a new three-year agreement with the Regional Joint Board which will expire on June 25, 2014.
   Other Matters
     The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.
Note 13 — Segment Reporting
     Effective January 1, 2011, the Company has defined three reportable segments: Scrap Metal Recycling, PGM and Minor Metals Recycling and Lead Fabricating. The component operations of the PGM and Minor Metals Recycling segment were previously reported under the Scrap Metal Recycling segment for the three and nine months ended September 30, 2010 and the information reported below has been adjusted to reflect comparative information. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the three and nine months ended September 30, 2011 and 2010 for these segments:

		PGM and Minor
	Scrap Metal	Metals		Corporate
	Recycling	Recycling	Lead Fabricating	and Other	Consolidated
	For the three months ended September 30, 2011
Revenues from external customers	$97,294	$50,729	$20,705	$—	$168,728
Operating income (loss)	4,223	1,596	854	(159)	6,514

	For the three months ended September 30, 2010
Revenues from external customers	$79,133	$41,163	$16,660	$—	$136,956
Operating income	6,450	2,031	1,068	15	9,564

		PGM and Minor
	Scrap Metal	Metals		Corporate
	Recycling	Recycling	Lead Fabricating	and Other	Consolidated
	As of and for the nine months ended September 30, 2011
Revenues from external customers	$313,251	$157,360	$58,576	$—	$529,187
Operating income (loss)	25,466	8,113	2,459	(1,139)	34,899
Total assets	238,581	76,550	44,268	9,401	368,800

	As of and for the nine months ended September 30, 2010
Revenues from external customers	$229,234	$137,306	$49,070	$—	$415,610
Operating income (loss)	21,322	8,544	680	(629)	29,917
Total assets	205,189	66,474	38,408	11,249	321,320
Note 14 — Income Taxes
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2007. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three and nine months ended September 30, 2011 was 27% and 34%, respectively. The effective rate may differ from the blended expected statutory income tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. The Company’s permanent differences include fair value adjustments to financial instruments, certain stock-based compensation, Domestic Production Activities Deduction, amortization of certain intangibles and certain other non-deductible expenses.
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
     At September 30, 2011 and December 31, 2010, the estimated fair value of warrants outstanding on those dates was $741 and $3,785, respectively. The change in fair value of the Put Warrants resulted in income of $2,480 and $3,044 for the three and nine months ended September 30, 2011. The change in fair value of the Put Warrants resulted in income of $107 and $1,222 for the three and nine months ended September 30, 2010.
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
     Notes payable and long-term debt: The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities. The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The Notes are included in the balance sheet as of September 30, 2011 at $75,058 which is net of unamortized discount of $1,052. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.
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
     The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of :

		September 30, 2011
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$741	$741

		December 31, 2010
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$3,785	$3,785

     Following is a description of valuation methodologies used for liabilities recorded at fair value:
     Put Warrants: The put warrants are valued using the Black-Scholes option pricing method. The weighted average value per outstanding warrant at September 30, 2011 is computed to be $0.52 using a discount rate of 0.30% and an average volatility factor of 71.0%. The weighted average value per outstanding warrant at December 31, 2010 is computed to be $2.67 using a discount rate of 1.52% and an average volatility factor of 93.9%.
     A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	Put Warrants	Put Warrants
Beginning balance	$3,221	$2,174
Total unrealized gain included in earnings	(2,480)	(107)

Ending balance	$741	$2,067

The amount of gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$2,480	$107

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	Put Warrants	Put Warrants
Beginning balance	$3,785	$3,289
Total unrealized gain included in earnings	(3,044)	(1,222)

Ending balance	$741	$2,067

The amount of gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$3,044	$1,222

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
     Effective January 1, 2011, we have identified PGM and Minor Metals Recycling as a new segment previously grouped in the Scrap Metal Recycling segment. Management feels the separation provides clarity on the Company’s traditional scrap metal recycling operations and the operations of its specialized PGM and higher value Minor Metals recycling. Where applicable, all previous year information reported below has been adjusted to reflect comparative data.
    Overview of Quarterly Results
     The following items represent a summary of financial information for the three months ended September 30, 2011 compared with the three months ended September 30, 2010
•	Sales increased to $168.7 million, compared to $137.0 million.

•	Operating income decreased to $6.5 million, compared to operating income of $9.6 million.

•	Net income of $5.1 million, compared to a net income of $4.5 million.

•	Net income of $0.11 per diluted share, compared to a net income of $0.10 per diluted share.
     The following items represent a summary of financial information for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010
•	Sales increased to $529.2 million, compared to $415.6 million.

•	Operating income increased to $34.9 million, compared to operating income of $29.9 million.

•	Net income of $20.5 million, compared to a net income of $12.4 million.

•	Net income of $0.43 per diluted share, compared to a net income of $0.27 per diluted share.

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
     Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $845,000 and $1.0 million as of September 30, 2011 and December 31, 2010, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.
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
     We have in the past entered into interest rate swaps to manage interest rate risk associated with our variable-rate borrowings. In connection with the new Credit Agreement entered into on March 2, 2010, with JP Morgan Chase Bank, N.A., we were required to terminate its $20.0 million interest rate swap contract. As a result, the we paid $760,000 to terminate the interest rate swap contract. With the termination of the interest rate swap contract, no other interest rate protection agreements are outstanding.
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
     In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied. Under the updated guidance, Accounting Standards Update (“ASU”) No. 2011-08, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology, or customers) that may impact a reporting unit’s fair value and lead to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If an entity determines that it is more likely than not, it must perform an impairment test.
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
     Since market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the estimated fair values of the reporting units. The evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We use a five-year discounted cash flow model (DCF Model) and a market approach to estimate the current fair value of our reporting units when testing for impairment. A number of significant assumptions and estimates are involved in the application of the DCF Model to forecast operating cash flows, including sales volumes, profit margins, tax rates, capital spending, discount rate, and working capital changes. Forecasts of operating and selling, general and administrative expenses are generally based on historical relationships of previous years. Each of these estimates is subject to significant management judgment; however, we believe each to be reasonable based on currently available information regarding current and expected operations. Changes in these estimates or the economic environment in which we operate can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments.
     When applying the DCF Model, the cash flows expected to be generated are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital (WACC), is calculated by weighting the required returns on interest-bearing debt and common equity in proportion to their estimated percentages in an expected capital structure. For our 2010 analysis, we arrived at a discount rate of 17.2%. The inputs used in calculating the WACC include (i) average of capital structure ratios used in previous Metalico acquisition valuations, (ii) an estimate of combined federal and state tax rates (iii) the cost of Baa rated debt based on Moody’s Seasoned Corporate Bond Yields of 6.10% as of December 1, 2010, and (iv) a 22.0% required return on equity determined under the Modified Capital Asset Pricing (CAPM) model.
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
     We have identified seven reporting units, which account for approximately 94% of revenue for the nine months ended September 30, 2011 with recorded goodwill. A list of our reporting units and their respective amount of goodwill recorded in each reporting unit as of September 30, 2011, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded
Lead Fabricating	$5,369
New York State Scrap Recycling	24,243
Pennsylvania Scrap Recycling	3,674
Ohio Scrap Recycling	15,075
Minor Metals Recycling	3,859
Texas PGM Recycling	9,988
New Jersey PGM Recycling	10,804

Total	$73,012

     Throughout 2009 and into 2010, the financial markets and industries in which we operate improved from the conditions that existed at December 31, 2008. Additionally, we have experienced an increase in the price of our common stock and total market capitalization value. At December 31, 2010 and 2009, our market capitalization exceeded total stockholders’ equity by approximately $106.5 million and $78.2 million, respectively. Significant improvements in economic conditions in industries in which we purchase and sell material have resulted in forecasts which, when used in our DCF model, support the carrying value of our goodwill in all of our reporting units. As a result, no impairment was recorded for the years ended December 31, 2010 and 2009.
     At September 30, 2011, the net equity reported by Metalico exceeded its market capitalization value by $9.6 million. Metalico management believes the spread between our market capitalization — particularly without a control premium — and our consolidated carrying value does not serve as a direct indicator that our recorded goodwill is impaired. We considered the decrease in our market capitalization from August 1 through September 30, 2011 and also observed improved stock price and modest recovery in commodity prices since quarter-end. We believe that the decrease is substantially related to a general decline in the stock market and general heightened concern over broad industry performance over this period and is not related to specific conditions that are or might impact the operations of any of our reporting units. Accordingly, we do not currently believe that these declines represent indicators of long-lived asset impairments.
     Intangible Assets and Other Long-lived Assets
     We test all finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. At September 30, 2011, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.
     We test indefinite-lived intangibles such as trademarks and trade names for impairment at least annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. At September 30, 2011, no indicators of impairment were identified and no adjustments were made to the estimated lives of indefinite-lived assets.
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
RESULTS OF OPERATIONS
     The Company is divided into three reporting segments: Scrap Metal Recycling, which includes three general product categories, — ferrous, non-ferrous and other scrap services; PGM and Minor Metals Recycling which includes two general product recycling categories, — Platinum Group Metals (“PGMs”) and Minor Metals including the Refractory Metals Molybdenum, Tungsten, Tantalum and Niobium; and Lead Fabricating.
     The following table sets forth information regarding revenue in each segment

						Revenue
	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010			September 30, 2011			September 30, 2010
					($s, and weights in thousands)
		Net			Net			Net			Net
	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%	Weight	Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	135.8	$60,501	35.9	119.7	$42,484	31.0	427.7	$188,700	35.7	350.0	$126,870	30.5
Non-ferrous metals (lbs.)	32,764	35,160	20.8	36,176	35,651	26.0	109,651	120,094	22.7	107,434	99,888	24.1
Other	—	1,633	1.0	—	998	0.8	—	4,457	0.8	—	2,476	0.6

Total Scrap Metal Recycling		97,294	57.7		79,133	57.8		313,251	59.2		229,234	55.2
PGM and Minor Metals Recycling
Platinum Group Metals (troy oz.)	29.2	38,088	22.6	31.4	33,016	24.1	92.8	120,938	22.9	108.0	115,549	27.8
Minor Metals (lbs.)	494	12,641	7.5	459	8,147	5.9	1,434	36,422	6.8	1,317	21,757	5.2

Total PGM and Minor Metals Recycling		50,729	30.1		41,163	30.0		157,360	29.7		137,306	33.0
Lead Fabricating (lbs.)	12,661	20,705	12.2	12,524	16,660	12.2	36,212	58,576	11.1	35,121	49,070	11.8

Total Revenue		$168,728	100.0		$136,956	100.0		$529,187	100.0		$415,610	100.0

     The following table sets forth information regarding our average selling prices for the past seven quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

			Average
	Average	Average	PGM Price	Average	Average
	Ferrous	Non-Ferrous	per troy oz.	Minor Metal	Lead
For the quarter ended:	Price per ton	Price per lb.	(1)	Price per lb. (2)	Price per lb.
September 30, 2011	$445	$1.07	$1,216	$25.59	$1.64
June 30, 2011	$433	$1.08	$1,202	$28.10	$1.64
March 31, 2011	$445	$1.13	$1,229	$22.90	$1.57
December 31, 2010	$368	$0.95	$1,117	$18.29	$1.51
September 30, 2010	$355	$0.99	$986	$17.73	$1.33
June 30, 2010	$383	$0.91	$1,122	$17.36	$1.42
March 31, 2010	$353	$0.89	$966	$14.44	$1.46

(1)	Average PGM prices are comprised of combined troy ounces of Platinum, Palladium and Rhodium.

(2)	Average Minor Metal prices are comprised of combined weights of Tungsten, Tantalum, Molybdenum and other related metals.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
     Consolidated net sales increased by $31.7 million, or 23.1%, to $168.7 million for the three months ended September 30, 2011 compared to consolidated net sales of $137.0 million for the three months ended September 30, 2010. Acquisitions added $6.3 million to consolidated net sales for the quarter ended September 30, 2011. Excluding acquisitions, sales increased by $25.4 million. The Company reported increases in average metal selling prices in all segments of operations representing $30.5 million offset by lower selling volumes amounting to $5.1 million.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $18.0 million, or 42.4%, to $60.5 million for the three months ended September 30, 2011, compared to $42.5 million for the three months ended September 30, 2010. Acquisitions added $4.1 million to ferrous sales for the second quarter of 2011. Excluding acquisitions, ferrous sales increased by $13.9 million attributable to higher volume sold of 10,700 tons, or 9.0%, amounting to $3.8 million and higher average selling prices totaling $10.1 million. The average selling price for ferrous products was approximately $445 per ton for the three months ended September 30, 2011 compared to $355 per ton for the three months ended September 30, 2010, an increase of approximately 25.4%.
Non-Ferrous Sales
     Non-ferrous sales decreased by $492,000, or 1.4%, to $35.2 million for the three months ended September 30, 2011, compared to $35.7 million for the three months ended September 30, 2010. Acquisitions added $1.7 million to non-ferrous sales for the second quarter of 2011. Excluding acquisitions, non-ferrous sales decreased by $2.2 due to lower sales volumes amounting to $4.0 million, but were offset by higher average selling prices totaling $1.8 million. The average selling price for non-ferrous products was approximately $1.07 per pound for the three months ended September 30, 2011 compared to $0.99 per pound for the three months ended September 30, 2010, an increase of approximately 8.1%.
PGM and Minor Metal Recycling
Platinum Group Metals
     Platinum Group Metal (“PGM”) recycling sales increased $5.1 million, or 15.5%, to $38.1 million for the three months ended September 30, 2011, compared to $33.0 million for the three months ended September 30, 2010. The increase in sales was due to higher selling prices amounting to $9.3 million but was offset by lower volumes sold totaling $4.2 million. For the three months ended September 30, 2011, the Company sold 29,200 combined troy ounces of platinum group metals compared to 31,400 combined troy ounces for the three months ended September 30, 2010, a decrease of 2,200 ounces or 7.0%. The average combined selling price for PGM metal was approximately $1,216 per troy ounce for the three months ended September 30, 2011 compared to $986 per troy ounce for the three months ended September 30, 2010, an increase of 23.3%.
Minor Metals
     Sales of Minor Metals, which primarily include metals such as Molybdenum, Tungsten and Tantalum, increased $4.5 million, or 55.6%, to $12.6 million for the three months ended September 30, 2011, compared to $8.1 million for the three months ended September 30, 2010. The increase in sales was due to higher selling prices amounting to $3.9 million and higher volumes sold totaling $613,000. The average combined selling price for minor metals was approximately $25.59 per pound for the three months ended September 30, 2011 compared to $17.73 per pound for the three months ended September 30, 2010, an increase of 44.3%.
Lead Fabricating
     Lead Fabricating sales increased by $4.0 million, or 24.0%, to $20.7 million for the three months ended September 30, 2011 compared to $16.7 million for the three months ended September 30, 2010. The increase in sales was due to higher average selling prices amounting to $3.9 million and by higher volume sold totaling $179,000. The average selling price of our lead fabricated products was approximately $1.64 per pound for the three months ended September 30, 2011, compared to $1.33 per pound for the three months ended September 30, 2010. Sales volume increased to 12.7 million pounds for the three months ended September 30, 2011 from 12.5 million pounds for the three months ended September 30, 2010, an increase of 1.6%.
Operating Expenses
     Operating expenses increased by $33.0 million, or 27.9%, to $151.2 million for the three months ended September 30, 2011 compared to $118.2 million for the three months ended September 30, 2010. Acquisitions added $5.3 million to operating expense for the quarter ended September 30, 2011. Excluding acquisitions, operating expenses increased by $27.7 million. The increase in operating expense was due to a $25.5 million increase in the cost of purchased metals due to higher commodity prices and a $2.2 million increase in other operating expenses. These operating expense increases include wages and benefits of $868,000, freight charges of $563,000, equipment and vehicle repairs and maintenance expenses of $522,000, energy and utility expenses of $149,000 and production and fabricating supplies of $109,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $928,000, or 14.7%, to $7.2 million, or 4.3% of sales, for the three months ended September 30, 2011, compared to $6.3 million, or 4.6% of sales, for the three months ended September 30, 2010. Acquisitions added $302,000 to selling, general and administrative expenses for the quarter ended September 30, 2011. Excluding acquisitions, selling, general and administrative expenses increased by $626,000. The increases include $549,000 in consulting and professional fees, $148,000 for wages and benefits, $72,000 in advertising and promotional expenses. These increases were offset by $78,000 a reduction in insurance costs in and other expenses of $65,000.
Depreciation and Amortization
     Depreciation and amortization increased to $3.8 million, or 2.3% of sales, for the three months ended September 30, 2011 compared to $3.5 million, or 2.5% of sales for the three months ended September 30, 2010. The increase as a percentage of sales was primarily attributable to higher sales. Acquisitions added $410,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense decreased by $30,000.
Operating Income
     Operating income for three months ended September 30, 2011 decreased by $3.1 million to $6.5 million for three months ended September 30, 2011 from $9.6 million for the three months ended September 30, 2010 and was a net result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $2.2 million, or 1.3% of sales, for the three months ended September 30, 2011 compared to $2.2 million or 1.6% of sales, for the three months ended September 30, 2010. Interest expense was affected by lower interest rates on a significant portion of our outstanding debt but was offset by the effect of higher average outstanding debt balances resulting in little change to recorded interest expense. As described in Note 8 of the accompanying financial statements, on March 2, 2010, we entered into a new senior secured credit facility (“Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A. (“JPMChase”) that includes revolving and term features. In doing so, we terminated our senior revolving credit facility with Wells Fargo Foothill, Inc. and retired outstanding term notes to benefit from lower interest rates.
     Other income for the three months ended September 30, 2011, includes income of $2.5 million to adjust the Put Warrant liability to its fair value as compared to income of $107,000 for the quarter ended September 30, 2010. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.
Income Taxes
     For the three months ended September 30, 2011, the Company recognized income tax expense of $1.9 million, resulting in an effective tax rate of 27%. For the three months ended September 30, 2010, the Company recognized an income tax expense of $3.2 million, resulting in an effective tax rate of 41%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation, amortization of certain intangibles and certain non-deductible expenses.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
     Consolidated net sales increased by $113.6 million, or 27.3%, to $529.2 million for the nine months ended September 30, 2011 compared to consolidated net sales of $415.6 million for the nine months ended September 30, 2010. Acquisitions added $17.1 million to consolidated net sales for the nine months ended September 30, 2011. Excluding acquisitions, sales increased by $96.5 million. The Company reported increases in average metal selling prices in all segments of operations representing $97.2 million. The increase in selling prices was offset by lower selling volumes amounting to $726,000.
Scrap Metal Recycling
Ferrous Sales
     Ferrous sales increased by $61.8 million, or 48.7%, to $188.7 million for the nine months ended September 30, 2011, compared to $126.9 million for the nine months ended September 30, 2010. Acquisitions added $10.2 million to ferrous sales. Excluding acquisitions, the increase in ferrous sales was attributable to higher volume sold of 52,700 tons, or 15.1%, amounting to $18.9 million and higher average selling prices totaling $32.7 million. The average selling price for ferrous products was approximately $441 per ton for the nine months ended September 30, 2011 compared to $362 per ton for the nine months ended September 30, 2010, an increase of approximately 21.8%.
Non-Ferrous Sales
     Non-ferrous sales increased by $20.2 million, or 20.2%, to $120.1 million for the nine months ended September 30, 2011, compared to $99.9 million for the nine months ended September 30, 2010. Acquisitions added $4.9 million to non-ferrous sales for the second quarter of 2011. Excluding acquisitions, the increase in non-ferrous sales was due to higher average selling prices totaling $17.0 million offset by lower sales volumes amounting to $1.7 million and. The average selling price for non-ferrous products was approximately $1.10 per pound for the nine months ended September 30, 2011 compared to $0.93 per pound for the nine months ended September 30, 2010, an increase of approximately 18.3%.
PGM and Minor Metal Recycling
Platinum Group Metals
     Platinum Group Metal (“PGM”) recycling sales increased $5.4 million, or 0.5%, to $120.9 million for the nine months ended September 30, 2011, compared to $115.5 million for the nine months ended September 30, 2010. The increase in sales was due to higher selling prices amounting to $26.9 million but was offset by lower volumes sold totaling $21.5 million. For the nine months ended September 30, 2011, the Company sold 92,800 combined troy ounces of platinum group metals compared to 108,000 combined troy ounces for the nine months ended September 30, 2010, a decrease of 15,200 ounces or 14.1%. The average combined selling price for PGM metal was approximately $1,217 per troy ounce for the nine months ended September 30, 2011 compared to $1,013 per troy ounce for the nine months ended September 30, 2010, an increase of 20.1%.
Minor Metals
     Sales of Minor Metals, which primarily include metals such as Molybdenum, Tungsten and Tantalum, increased $14.6 million, or 67.0%, to $36.4 million for the nine months ended September 30, 2011, compared to $21.8 million for the nine months ended September 30, 2010. The increase in sales was due to higher selling prices amounting to $12.7 million and higher volumes sold totaling $1.9 million. The average combined selling price for minor metals was approximately $25.39 per pound for the nine months ended September 30, 2011 compared to $16.52 per pound for the nine months ended September 30, 2010, an increase of 53.7%.

Lead Fabricating
     Lead Fabricating sales increased by $9.5 million, or 19.3%, to $58.6 million for the nine months ended September 30, 2011 compared to $49.1 million for the nine months ended September 30, 2010. The increase in sales was due to higher average selling prices amounting to $7.9 million and by higher volume sold totaling $1.6 million. The average selling price of our fabricated lead products was approximately $1.62 per pound for the nine months ended September 30, 2011, compared to $1.40 per pound for the nine months ended September 30, 2010. Sales volume increased to 36.2 million pounds for the nine months ended September 30, 2011 from 35.1 million pounds for the nine months ended September 30, 2010, an increase of 3.1%.
Operating Expenses
     Operating expenses increased by $105.1 million, or 29.5%, to $461.3 million for the nine months ended September 30, 2011 compared to $356.2 million for the nine months ended September 30, 2010. Acquisitions added $14.5 million to operating expense for the nine months ended September 30, 2011. Excluding acquisitions, operating expenses increased by $90.6 million. The increase in operating expense was due to an $83.0 million increase in the cost of purchased metals due to higher commodity prices and a $7.6 million increase in other operating expenses. These operating expense increases include wages and benefits of $3.0 million, freight charges of $2.0 million, energy and utility expenses of $952,000, vehicle repairs and maintenance expenses of $892,000, production and fabricating supplies of $571,000 and increases in other miscellaneous operating expenses of $161,000.
Selling, General, and Administrative
     Selling, general, and administrative expenses increased $2.3 million, or 11.6%, to $22.2 million, or 4.2% of sales, for nine months ended September 30, 2011, compared to $19.9 million, or 4.8% of sales, for nine months ended September 30, 2010 Acquisitions added $735,000 to selling, general and administrative expenses for the nine months ended September 30, 2011. Excluding acquisitions, selling, general and administrative expenses increased by $1.5 million. The increases include $809,000 in consulting and professional fees, $526,000 for wages and benefits, $201,000 in insurance costs, $181,000 in advertising and promotional expenses and $113,000 in travel expenses. These increases were offset by reductions in and other expenses of $315,000.
Depreciation and Amortization
     Depreciation and amortization increased to $10.8 million, or 2.0% of sales, for the nine months ended September 30, 2011 compared to $10.1 million, or 2.4% of sales for the nine months ended September 30, 2010. The decrease as a percentage of sales was primarily attributable to higher sales. Acquisitions added $1.1 million to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense decreased by $372,000.
Operating Income
     Operating income for the nine months ended September 30, 2011 increased by $5.0 million to $34.9 million for the nine months ended September 30, 2011 from $29.9 million for the nine months ended September 30, 2010 and was a result of the factors discussed above.
Financial and Other Income/(Expense)
     Interest expense was $7.1 million, or 1.3% of sales, for the nine months ended September 30, 2011 compared to $7.5 million or 1.8% of sales, for the nine months ended September 30, 2010. The $427,000 decrease in interest expense was attributable to lower interest rates on a significant portion of our outstanding debt. As described in Note 8 of the accompanying financial statements, on March 2, 2010, we entered into a new senior secured credit facility (“Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A. (“JPMChase”) that includes revolving and term features. In doing so, we terminated our senior revolving credit facility with Wells Fargo Foothill, Inc. and retired outstanding term notes to benefit from lower interest rates.
     Other expense for the nine months ended September 30, 2010, included $3.0 million in charges related to the refinancing of our senior credit facilities. The items comprising this amount included $2.1 million in unamortized deferred financing costs expensed as a result of the termination of our loan and financing agreements with Wells Fargo Foothill and Ableco. We also incurred $341,000 in credit facility termination fees and a charge of $598,000 from the reclassification of other comprehensive loss related to the interest rate swap that we terminated upon entering into the Credit Agreement with JPMChase. No similar expense was incurred in the nine months ended September 30, 2011.
     Other income for the nine months ended September 30, 2011, includes income of $3.0 million to adjust the Put Warrant liability to its fair value as compared to income of $1.2 million for the nine months ended September 30, 2010. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.
Income Taxes
     For the nine months ended September 30, 2011, the Company recognized income tax expense of $10.6 million, resulting in an effective tax rate of 34%. For the nine months ended September 30, 2010, the Company recognized an income tax expense of $8.2 million, resulting in an effective tax rate of 40%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation, amortization of certain intangibles and certain non-deductible expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     During the nine months ended September 30, 2011, we generated $23.2 million of cash from operating activities compared to $5.1 million of operating cash used during the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the Company’s net income of $20.5 million and non-cash net expense of depreciation and amortization of $11.7 million was offset by a $9.0 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $8.8 million due to higher sales and a $6.0 million increase in inventory. These items were offset by a $4.9 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities and an $876,000 decrease in prepaid expenses and other current assets. For the nine months ended September 30, 2010, the Company’s net income of $12.4 million and non-cash items of depreciation and amortization of $10.9 million and other non-cash items of $2.3 million was offset by a $30.8 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $28.5 million and an increase in inventory of $8.6 million. These items were offset by a $1.7 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities and a $4.6 million decrease in income tax receivables, prepaid expenses and other current assets. The increase in prepaid expenses includes a $900,000 increase in unsecured vendor advances. Vendor advances as of September 30, 2010 totaled $1.8 million net of a $333,000 reserve for losses.
     We used $20.2 million in net cash for investing activities for the nine months ended September 30, 2011 compared to using net cash of $4.1 million in the nine months ended September 30, 2010. During nine months ended September 30, 2011, we purchased $18.7 million in equipment and capital improvements which primarily included $3.0 million for the purchase of the land and building and $6.0 million in improvements to date in Western, New York that will be used to house our new shredding operation. We also used $1.8 million in cash to fund a portion of our acquisition of Goodman Services, Inc. and $312,000 in increases to other long-term assets. These items were offset by $564,000 in proceeds from the disposal of capital equipment. During the nine months ended September 30, 2010, we purchased $4.3 million in equipment and capital improvements and incurred changes in other assets of $384,000 which was offset by $617,000 in proceeds from the sale of capital equipment.
     During the nine months ended September 30, 2011, we used $543,000 of net cash from financing activities compared to $8.6 million of net cash generated during the nine months ended September 30, 2010. For the nine months ended September 30, 2011, total new borrowings were $9.4 million. We also received $522,000 in proceeds from the exercise of employee stock options. These borrowings and proceeds were offset by debt repayments of $8.9 million and net repayments under our revolving credit facility of $1.4 million. We also paid $196,000 in debt issuance costs related to credit facility amendment with JPMChase. For the nine months ended September 30, 2010, total new borrowings were $9.1 million and net borrowings under our revolving credit facility amounted to $4.1 million. These borrowings were offset by debt repayments of $3.4 million and the payment of $1.3 million in debt issue costs related to agreement entered into with JPMChase. We also received $74,000 in proceeds from the exercise of stock options.
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
     On January 27, 2011, we entered into a Second Amendment (the “Amendment”) to the Credit Agreement. The Amendment provided for an increase in the maximum amount available under the Credit Agreement to $85.0 million, including $70.0 million under the Revolver (up from $57.0 million) and an additional term loan (“Term Loan 1”) to be available in multiple draws in the aggregate amount of $9.0 million earmarked for capital expenditures, primarily the shredder project in suburban Buffalo, New York. The original term loan funded at the closing of the Credit Agreement continues to amortize. The Amendment increases the advance rate for inventory under the Revolver’s borrowing base formula. LIBOR-based interest rates have been reduced to the current LIBOR rate plus 3.25% (an effective rate of 3.76% as of September 30, 2011) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 4.16% as of September 30, 2011) for term loans. Term Loan 1 bears interest at the Base Rate plus 2.0% or LIBOR Rate plus 3.75% (an effective rate of 4.15% as of September 30, 2011). The Amendment also adjusted the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets and extends the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014. The remaining material terms of the Credit Agreement remain unchanged by the Amendment. As of September 30, 2011, the Revolver had $33.9 million available for borrowing and $2.2 million outstanding letters of credit. The outstanding balance under the Credit Agreement at September 30, 2011 and December 31, 2010 was $42.8 million and $41.3 million, respectively.
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

     As of September 30, 2011, the outstanding balance on the Notes was $75.0 million (net of $1.1 million in unamortized discount related to the original fair value warrants issued with the Notes).
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
Future Capital Requirements
     As of September 30, 2011, we had $5.9 million in cash, availability under the Credit Agreement of $33.9 million and total working capital of $118.6 million. As of September 30, 2011, our current liabilities totaled $44.5 million. We expect to fund our current working capital needs, interest payments, term debt payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Credit Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.
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
Business Acquisition and Capital Expenditures
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
Interest rate risk
     We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2011, $42.8 million of our outstanding debt consisted of variable rate borrowings under our senior secured credit facility with JPMChase Bank and other lenders. Borrowings under the credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $428,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of September 30, 2011.
Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect to the carrying value of our inventories. We have no open commodity price protection agreements as of September 30, 2011.
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

Common stock market price risk
     We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of September 30, 2011, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $488,000.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

METALICO, INC. (Registrant)
Date: November 3, 2011	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: November 3, 2011	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)