Form 10-K
period 2011-12-31
METALICO INC
filed 2012-03-14
CIK 1048685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                 to

Commission file number: 001-32453

Metalico, Inc.

(Exact name of registrant as specified in its charter)

Delaware		52-2169780
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

186 North Avenue East Cranford, NJ	07016 (Zip Code)	(908) 497-9610 (Registrant’s Telephone Number)
(Address of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Name of each Exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐      NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐      NO  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑      NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑      NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐      NO  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was $238,888,733.

Number of shares of Common stock, par value $.001, outstanding as of March 10, 2012: 47,543,613

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

METALICO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

PART I

Item 1.    Business

Metalico, Inc. (referred to in this 10-K Report as “the Company,” “Metalico,” “we,” “us,” “our,” and similar terms) operates in three distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”), and (c) lead metal product fabricating (“Lead Fabricating”). The Company’s operating facilities as of December 31, 2011 include twenty scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, six PGM and Minor Metal Recycling facilities and four lead product manufacturing and fabricating plants. The Company markets a majority of its products on a national basis but maintains several international customers.

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

We have historically maintained a small corporate team that sets our strategic goals and overall strategy. We manage our operations on a decentralized basis, allowing each subsidiary autonomy for its purchasing and sales. Recent additions to corporate management have been made in order to centralize selling capabilities in our scrap metal recycling segment to make better use of our economies of scale. The corporate team approves all acquisitions and operating budgets, allocates capital to the business units based upon expected returns and risk levels, establishes succession plans, ensures operations maintain a consistent level of quality, evaluates risk and holds the management of each business unit accountable for the performance of its respective business unit.

SUMMARY OF BUSINESS

Scrap Metal Recycling

We have concentrated on acquiring and successfully consolidating scrap operations by initially acquiring companies to serve as platforms into which subsequent acquisitions would be integrated. We believe that through the integration of our acquired businesses, we have enhanced our competitive position and profitability of our operations because of the elimination of redundant functions, greater utilization of operating assets, improved managerial and financial resources and broader distribution channels.

We continue to be one of the largest full-service metal recyclers in Central and Western New York, with eleven recycling facilities located in that regional market. During 2011, we continued the expansion of our regional markets. In February 2011, we purchased a 44-acre parcel of land, including a 177,500-square-foot building, in suburban Buffalo to house an indoor scrap metal shredder. The shredder installation includes a new state-of-the-art downstream separation system to maximize the recovery of valuable non-ferrous products. The shredder became operational in December 2011 and we expect full production at the facility in the first quarter of 2012. In February 2012 we acquired a small auto dismantler in Buffalo as an additional source of feedstock for the shredder. In January 2011, we acquired Goodman Services, Inc., a full service scrap metal recycler based in Bradford, Pennsylvania with additional operations in Jamestown, New York and Canton, Ohio. In December 2009, we purchased scrap processing facilities in Youngstown and Warren, Ohio. These acquisitions complement our platforms in Pittsburgh, Pennsylvania, Akron, Ohio and Buffalo and Rochester, New York.

Our operations primarily involve the collection and processing of ferrous and non-ferrous metals. We collect industrial and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our ultimate consumers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters, aluminum recyclers and metal brokers. We acquire unprocessed scrap metals primarily in our local and regional markets and sell to consumers nationally and in Canada as well as to exporters and international brokers. We are also able to supply quantities of scrap aluminum to our aluminum recycling facility, catalytic converters to our PGM recycling subsidiaries and scrap lead to our lead fabricating subsidiaries. We believe that we provide comprehensive product offerings of both ferrous and non-ferrous scrap metals.

Our platform scrap facilities in New York, Ohio and Western Pennsylvania have ready access to highway and rail transportation, a critical factor in our business. In the Pittsburgh market, we have waterfront access with barge loading and unloading capabilities. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we manufacture de-oxidizing aluminum (“de-ox”), a form of alloyed aluminum, for the steel industry. In May 2008, we acquired Neville Metals, Assad Iron and Metals, Inc., Neville Recycling LLC and Platt Properties, LLC, an affiliated group of scrap metal recycling operations headquartered in Western Pennsylvania with a satellite yard in Colliers, West Virginia. These acquisitions expanded our strategy of diversifying our metal mix, which we believe, at times, mitigates our exposure to volatile commodity prices.

Our scrap metal recycling business has collection and processing facilities in the following locations as of the date of this filing:

Location	Number of Facilities
Buffalo, New York	3
Niagara Falls, New York	1
Lackawanna, New York (Hamburg)	1
Rochester, New York	3
Syracuse, New York	1
Jamestown, New York	1
Ithaca, New York (50% joint venture)	1
Akron, Ohio	1
Youngstown, Ohio	1
Warren, Ohio	1
Pittsburgh/Western Pennsylvania	5
Bradford, Pennsylvania	1
Colliers, West Virginia	1

Ferrous Scrap Industry.    Our ferrous (iron-based) products primarily include sheared, bundled and shredded scrap metal and other scrap metal, such as plate and structural, turnings, busheling and broken cast iron. We, and others in our industry, anticipate that in the long-term, the demand for recycled ferrous metals will increase due to the continuing transformation of the world’s steel producers from virgin iron ore-based blast furnaces to newer, technologically advanced electric arc furnace mini-mills. The electric arc furnace process, which primarily uses recycled metal compared with the traditional steel-making process that uses significantly less recycled metal, is more environmentally sound and energy efficient. By recycling steel, scarce natural resources are preserved and the need to disrupt the environment with the mining of virgin iron ore is reduced. Further, when recycled metal is used instead of iron ore for new steel production, air and water pollution generated by the production process decreases and energy demand is reduced.

Non-Ferrous Scrap Industry.    We also sort, process and package non-ferrous metals, which include aluminum, copper, stainless steel, brass, nickel-based alloys and high-temperature alloys, using similar techniques and through application of our technologies. The geographic markets for purchasing non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher unit value of non-ferrous metals, which justify the cost of shipping over greater distances. Non-ferrous scrap is sold under multi-load commitments or on a single-load spot basis, either mill-direct or through brokers, to intermediate or end-users which include smelters, foundries and aluminum sheet and ingot manufacturers. Secondary smelters, utilizing processed non-ferrous scrap as raw material, can produce non-ferrous metals at a lower cost than primary smelters producing such metals from ore. This is due to the significant savings in energy consumption, environmental compliance and labor costs enjoyed by the secondary smelters. These cost advantages, and the long lead-time necessary to construct new non-ferrous primary smelting facilities, have generally resulted in sustained demand and strong prices for processed non-ferrous scrap during periods of high demand for finished non-ferrous metal products.

PGM and Minor Metals Recycling

We recycle the platinum group metals (“PGMs”), platinum, palladium, and rhodium, from the substrate material retrieved from catalytic converters. The scrap catalytic device collection market is highly fragmented and characterized by a large number of suppliers dealing with a wide range of volumes. Converters for recycling are obtained from networks of auto dismantlers, scrap yards, parts dealers and manufacturers. The supply chain network has tended to develop regionally because the economics of collecting and distributing scrap converters to recyclers requires transportation from local scrap yards, often in small batches. Effective procurement is a key competitive strength and a significant barrier to entry as it requires significant knowledge and experience about the PGM loadings in different types of catalytic devices. The purchase price for converters is determined on the basis of PGM market prices and internal estimates of the amount of PGMs in each converter purchased. Once purchased, the converters are sorted and cut and the substrate material is removed and shipped to third-party processors which remove the PGMs from the substrate material by means of chemical and mechanical processes. We use forward sales contracts with these substrate processors to hedge against the possibility of extremely volatile metal prices. The Company also sells whole unprocessed converters

Minor Metals recycling includes such metals as molybdenum, tungsten, tantalum, niobium, rhenium and chrome. Specialized uses for these elements combined with a lack of abundance relative to traditional base metals results in higher pricing for these recyclable materials.

Our expansion into PGM and Minor Metals processing began in May 2007 when we acquired Tranzact Corporation, a recycler of molybdenum, tantalum and tungsten scrap located in Quarryville, Pennsylvania. In July 2007, we acquired a majority interest in Totalcat Group, Inc., a recycler and manufacturer of catalytic devices from whom we obtain platinum, palladium and rhodium, headquartered in Newark, New Jersey. In January 2008, we acquired the assets of American CatCon, another recycler of catalytic devices, with locations in Buda and Dallas, Texas, and Gulfport, Mississippi. Effective January 1, 2011, the Company identified PGM and Minor Metals Recycling as a new operating segment (after previously being grouped in the Scrap Metal Recycling segment). Management feels the separation provides clarity on the Company’s traditional scrap metal recycling operations and the operations of its specialized PGM and higher value Minor metals recycling.

Our PGM and Minor Metal recycling segment has facilities in these locations:

Newark, New Jersey

Quarryville, Pennsylvania

West Chester, Pennsylvania

Buda, Texas

Dallas, Texas

Gulfport, Mississippi

Lead Fabricating

Through four physical operations located in three states, we consume approximately 40 to 45 million pounds of lead metal per year that are utilized in more than one hundred different base products. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding for pharmaceutical and power generation, electronic solders, ammunition, automotive, Department of Defense contractors, and others.

Our Lead Fabricating segment has facilities in the following locations:

Birmingham, Alabama

Granite City, Illinois

Healdsburg, California

Ontario, California

Our sales are concentrated within five main product lines: sheet lead, shot, extruded strip lead, machined lead parts and cast lead. Sheet lead is produced in a number of sizes, thicknesses, and alloys based upon customer requirements. Sheets are rolled to various thicknesses, cut to customer specifications and shipped to roof flashing manufacturers, fabricators of radiation shielding, sound attenuation and roofing contractors, and other users. Shot is produced and sold nationwide primarily to the recreational re-load market under the Lawrence and West Coast Shot brands. We also sell shot to cartridge manufacturers and industrial consumers. Shot is produced in several lead alloys and sizes. Strip lead is produced in rolls of various widths and lengths. Strip lead is used primarily in the construction industry. Cast lead is typically sold in pig, ingot, brick cylinder and rectangular form. Extruded wire and bar are used in plumbing applications, stained glass production, the electronics industry and the radiation shielding industry. Extruded pipe is used in the plumbing and roofing industries. Extruded products are available in flats, rounds, stars, pipe and custom designed configurations. Other lead products include roof flashings, lead wool, anodes and babbitt. Machined lead parts are sold to a diverse variety of industries and consumers.

Business Strategies

Our core business strategy is to grow our scrap metal recycling business through greenfield or brownfield projects and through acquisitions in existing, contiguous and new markets, and enhance our position as a high quality producer of recycled metal products through investments in state-of-the-art equipment and to improve operational density. Scrap metal recycling of ferrous and non-ferrous metals represented approximately 58.8% and 53.7% of our revenues for the years ended December 31, 2011 and 2010, respectively. Our ferrous and non-ferrous scrap metal recycling operations are the leading processors in their local markets. We intend to continue focusing on increasing our position as one of the largest recycled metals processors in our existing regional markets and exploring growth opportunities in contiguous and new geographic markets.

In July 2007, we diversified our commodity base by entering the platinum group metals recycling business through the acquisition of the Totalcat Group with further expansion in January 2008 with the acquisition of American CatCon. In this highly fragmented and competitive segment of the scrap industry, we will look to increase our presence in PGM recycling through internal growth.

In May 2008, we acquired the assets of a group of full service metals recycling companies in the Pittsburgh, Pennsylvania area comprised of two platform facilities and four feeder yards. Most notable to this acquisition was the addition of a state of the art automobile shredder providing Metalico with a strong platform to expand the volume and profitability of the ferrous component of our business. We obtained a second shredder in December 2009 when we acquired the assets of a group of recycling companies in northeastern Ohio. With the completion of our state of the art indoor shredder in western New York, we now have three shredding facilities, each with access to an extensive feeder yard network to source material.

Metalico has grown its lead fabricating business to be the largest non-battery lead fabricator in the U.S. This business does not typically require significant capital expenditures. We work to maximize cash flows and expand our market share in this business primarily by continued focus on operating efficiencies. We continually seek to reduce our largest operating expense, which is our raw material cost, by increasing the number of our suppliers of scrap and refined lead and reduce operating costs through further automation where appropriate. We carefully manage our other operating and administrative costs through continued integration and automation of the work flow process at our Alabama and Illinois facilities. In addition, we intend to grow this business through increased sales and marketing efforts and with the development of new products.

Some of our specific business strategies are:

Improve operating density.    We intend to continue to improve operating density within our existing geographic market. We look to expand our customer base by marketing our range of services to existing and potential customers and consumers as well as by supplementing the activities in our existing platforms with complementary tuck-in acquisitions, or greenfield/brownfield feeder facilities where and as they may become available.

Expand scrap metal recycling.    In February 2011, we purchased a 44 acre site in the Buffalo, New York area and announced plans to construct an indoor, heavy-duty metal shredder capable of processing 100 to 120 tons of shredded scrap per hour. We anticipate full production to begin in the first quarter of 2012. In February 2012 we acquired a small auto dismantler in Buffalo as an additional source of feedstock for the shredder. Through our acquisition of assets in Youngstown, Ohio, in December 2009, we obtained our second automobile shredder, increasing our scrap processing capacity. We plan to continue leveraging our owned facilities through strategic tuck-in acquisitions. We continue to pursue further development to our auto-shredding capabilities, either through an acquisition or internal development, in order to better compete in that segment of the scrap metal recycling industry. In addition, we intend to grow through expanding the feeder network and explore select joint ventures with metal processors and suppliers.

Complete value-creating acquisitions.    Our strategy is to target acquisition candidates we believe will earn after-tax returns in excess of our cost of capital. In new markets, we seek to identify and acquire platform businesses that can provide market growth and consolidation opportunities. We have had success finding realistically valued acquisition opportunities in markets we target for expansion. However, we often face competition for these targets and we may be dependent on tight capital markets that could make these target acquisitions difficult.

Capture benefits of integration.    We have historically sought to capture the benefits of business integration whenever possible. For example, with the completion of our indoor shredder in the Buffalo area, a portion of feedstock previously shipped to a company-owned facility in Pittsburgh will be kept local, reducing transportation costs and decreasing the time to process material. Our current scrap yard network in western New York can now feed the Buffalo shredder operations. The locations of Goodman Services’ operations complement our existing facilities in the Great Lakes corridor: Bradford is 160 miles from our Pittsburgh operations and has become a feed source for the Pittsburgh shredder; Jamestown is 75 miles from our Buffalo yards; and Canton, Ohio is in close proximity to our operations in Akron, Ohio. The Youngstown, Ohio operations complement our Akron scrap operations only 50 miles west of Youngstown and our Pittsburgh regional scrap operations are headquartered only 70 miles east of our Youngstown facilities. Youngstown draws on our extensive network of scrap suppliers and capital resources to greatly increase operating capacity and utilization at the shredder and elsewhere in its operations. Our aluminum smelting and recovery facility in Syracuse, New York consumes many of the grades of aluminum scrap that our other scrap yards process. These relationships allows our subsidiaries to take advantage of transportation efficiencies, avoid some of the processing costs associated with preparing scrap for sale to third parties, internalize pricing mark-ups and expand service to consumers. In addition, we believe we enjoy a competitive advantage over non-vertically integrated lead fabrication companies as a result of our refining capabilities within our lead fabrication operations. Our Granite City, Illinois plant has the ability to process and refine various forms of scrap lead. Typically scrap lead can be purchased, processed and refined for less cost than refined lead can be purchased from existing suppliers. Our Granite City plant has the capacity to supply Mayco with one-half of its refined lead needs on a monthly basis, subject to cost and availability of scrap lead. We also sell batteries to lead smelting operations which in turn supply lead to Mayco through tolling arrangements.

Maximize operating efficiencies.    Our goal is to continue improving operating efficiency in all business segments in order to maximize operating margins in our business. We have made significant investments in property, plant and equipment designed to make us a more efficient processor, helping us to achieve economies of scale. In July 2011, we acquired 102 used rail cars at scrap value that are being refurbished and put back in service providing us with our own transportation fleet. At December 31, 2011, 48 of the cars were complete and in service. The lead rolling mill and upgraded plant facilities in Birmingham, Alabama, our primary lead production facility, have significantly increased the plant’s overall efficiency, both in terms of manufacturing costs and utility costs. On a Company wide basis, we continue to invest in new equipment and make improvements to enhance productivity and to protect the environment, such as upgrading non-ferrous separation systems and installing oil water collectors/separators in our scrap yards.

Mitigate commodity price risk.    We strive to maintain an appropriate sales mix of ferrous and non-ferrous metal products to reduce commodity price risk. We believe that in most economic environments, a diversified scrap metal operation minimizes our exposure to fluctuations in any single metal market. We sometimes enter into forward sales contracts with PGM substrate processors to limit exposure to rapid and significant fluctuations in platinum prices. Ferrous, Non-ferrous, PGM and Minor metals recycling represented approximately 39.8%, 25.4%, 25.7% and 8.2%, respectively, of our scrap metal recycling revenue for the year ended December 31, 2011 as compared to approximately 33.6%, 26.7, 32.7% and 6.3%, respectively, for the year ended December 31, 2010. Our non-ferrous sales are spread over five primary metals groups: aluminum, stainless steel, red metals, lead and high-temp alloys.

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

Ferrous Operations

Ferrous Scrap Purchasing.    We purchase ferrous scrap from two primary sources: (i) manufacturers who generate steel and iron, known as prompt or industrial scrap; and (ii) scrap dealers, peddlers, auto wreckers, demolition firms, railroads and others who generate steel and iron scrap, known as obsolete scrap. We collect ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes at these sources. In addition to these sources, we purchase, at auction or through competitive bidding, obsolete steel and iron from large industrial accounts. The primary factors that determine prices are market demand, competitive bidding, and the composition, quality, size, and quantity of the materials.

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

•

Block Breaking.    Obsolete automotive engine blocks are broken into several reusable metal byproducts with specialized machinery that eliminates a labor-intensive process with capability to efficiently and profitably process large volumes. The system also includes two oil/water separation systems that partially recover waste by-product into a re-usable energy source.

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

•

Shredding.    We process discarded consumer products such as vehicles and large household appliances through our shredders to separate ferrous and non-ferrous metals from waste materials. Magnets extract shredded steel and other ferrous materials while a conveyor system carries the remaining non-ferrous metals and non-metallic waste for additional sorting and grading. Shredded ferrous scrap is primarily sold to steel mills seeking a higher consistency of yield and production flexibility that standard ferrous scrap does not offer.

Ferrous Scrap Sales.    We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for large consumers. Most of our consumers purchase processed ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. The price at which we sell our ferrous scrap depends upon market demand and competitive pricing, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of rail, barge or truck transportation to the buyer. Ferrous scrap is shipped via truck, barge and rail transportation. Ferrous scrap transported via truck is sold predominately to mills usually located in Pennsylvania, New York and metropolitan Toronto within eight hours of our recycling facilities. Ferrous scrap transported via rail can be shipped anywhere in the continental United States. By barge, ferrous scrap is shipped to mills on the Mississippi River and exporters located in the Gulf region. Our recycling facilities ship primarily via rail to consumers in Pennsylvania, Ohio, Illinois, and Indiana and export yards to the east coast. Ferrous scrap metal sales accounted for approximately 35.4% and 29.6% of total revenue for the years ended December 31, 2011 and 2010, respectively. We believe our profitability may be enhanced by our offering a broad product line to a diversified group of scrap metal consumers. Our ferrous scrap sales are accomplished through a calendar month sales program managed centrally.

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

•

Aluminum and Stainless Steel.    We process aluminum and stainless steel based on type of alloy and, where necessary, size the pieces to consumer specifications. Large pieces of aluminum or stainless steel are cut using crane-mounted alligator shears and stationary guillotine shears and may be baled individually along with small stampings to produce large bales of aluminum or stainless steel. We also recover aluminum from consumer products such as vehicles and large household appliances through our shredding operations. Smaller pieces of aluminum and stainless steel are boxed individually and repackaged to meet consumer specifications.

•

Thermal Technology.    The aluminum smelting and recovery facility in Syracuse, New York uses a reverberatory furnace for melting various forms of aluminum scrap providing higher throughput, expanded feedstock and greater recovery efficiencies.

•

Other Non-Ferrous Materials.    We process other non-ferrous metals using similar cutting, baling and repacking techniques as are used to process copper and brass. Other significant non-ferrous metals we process come from such sources as titanium and high-temperature nickel-based alloys which are often hand sorted to achieve maximum value.

Non-Ferrous Scrap Sales.    We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of national and international economic activity, with prices generally linked to quotations for primary metal on the London Metal Exchange or COMEX Division of the New York Mercantile Exchange. Suppliers and consumers of non-ferrous metals also use these exchanges to hedge against metal price fluctuations by buying or selling futures contracts. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity. Non-ferrous scrap is shipped predominately via third-party truck to consumers generally located east of the Mississippi River. Non-ferrous metal sales accounted for approximately 22.6% and 23.5% of our total revenue for the years ended December 31, 2011 and 2010, respectively. We do not use futures contracts to hedge prices for our non-ferrous products.

PGM and Minor Metals Operations

Platinum Group Metal Purchasing.    We generally purchase catalytic converters from wholesale sources that include local and regional core buyers and collectors. Purchasing from wholesale sources provides the volume necessary to produce enough substrate material to garner competitive advantages. These wholesalers purchase converters from auto dismantlers, service station and repair shops, auto shredders and towing operators. The purchase price for converters is determined on the basis of PGM market prices and internal estimates of the amount of PGMs contained in each converter purchased. The expansion of the recycling market has led to a series of increasingly sophisticated players forming the catalytic device recycling supply chain. The PGM recycling business has tended to develop regionally as the economics of collecting and distributing scrap devices involves transportation from local scrap yards, often in small batches. We also occasionally buy converters directly from primary sources when economically feasible or when available. We also sell whole unprocessed converters.

Platinum Group Metal Scrap Processing.    We recover PGMs from scrap ceramic substrate automobile catalytic converters, scrap metal substrate automotive catalysts as well as from catalysts used in stationary and other industrial applications. The converter substrate is removed from the stainless steel shell of used catalytic converters through the use of hydraulic shears or other mechanical means. Once de-canned, the converter substrate material is aggregated and shipped to several third-party processors which recover the PGMs from the substrate material by means of chemical and mechanical processes.

Platinum Group Metal Scrap Sales.    PGM sales are based on the volume and price of PGMs recovered from processing catalytic converters and account for the majority of revenue. The value in PGM is significant enough that it is even profitable to recover minute particles of precious metal from the dust that ends up in the recycling plant’s air handling system. Scrap steel from the tail pipes of the exhaust sections as well as the metal casing of the catalytic converters is sold as ferrous scrap and generates revenues based on the market prices of stainless steel. The Company uses forward sales contacts with its material processing vendors to hedge against price fluctuations for the majority of its PGM contained material. PGM sales accounted for approximately 22.8% and 28.9% of our total revenue for the years ended December 31, 2011 and 2010, respectively.

Minor Metal Purchasing.    Minor Metals include metals such as molybdenum, tungsten, tantalum, niobium, rhenium and chrome. Specialized uses for these metals combined with a lack of abundance relative to traditional base metals results in higher pricing for these recyclable materials. Material is sourced domestically and internationally and is purchased primarily as waste produced from varying manufacturing processes directly from manufacturers as well as from wholesale material brokers.

Minor Metal Scrap Processing.    Minor metal processing uses some production techniques similar to traditional non-ferrous material recycling such as cutting and shearing. However, certain processed materials may require third-party processing and refining to separate the desired higher value minor metal from other elements. While the third-party processing adds costs to the product, it often produces a much higher grade of raw material for sale.

Minor Metal Scrap Sales.    Our Minor Metals recycling facility has been a critical player in the recycling of refractory metals and has become a trusted supplier to foundries, steel mills, and manufacturers around the world by returning these recovered high-value metals back into the manufacturing process. Minor Metal sales accounted for approximately 7.3% and 5.6% of our total revenue for the years ended December 31, 2011 and 2010, respectively.

Competition

The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. We compete to purchase raw scrap with numerous independent recyclers and large public scrap processors as well as larger and smaller scrap companies engaged only in collecting industrial scrap. Many of these recycling operations have substantially greater financial, marketing and other resources. Successful procurement of materials is determined primarily by the price and promptness of payment for the raw scrap and the proximity of the processing facility to the source of the unprocessed scrap. We compete in a global market with regard to the sale of processed scrap. Competition for sales of processed scrap is based primarily on the price, quantity and quality of the scrap metals, as well as the level of service provided in terms of consistency of quality, reliability and timing of delivery. Our competitive advantage derives from our ability to source and process substantial volumes, deliver a broad, reliable, high quality product line to consumers, transport the materials efficiently, and sell scrap in regional, national and international markets and to provide other value-added services to our suppliers and consumers.

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

Sheet Lead:    Ingot or bulk lead is melted and alloying elements are added. After impurities are removed from the surface, the molten lead is then poured into heated molds to form various sized slabs. The slabs are rolled down into lead sheet, anodes, rolls and plates of desired thickness and cut to size.

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

Suppliers

We obtain refined lead through multi-month contracts and on occasion on a spot market basis. Principal sources of refined lead are domestic secondary lead smelters, imported primary lead marketed by brokers and, to a lesser extent, domestic primary lead smelters. We also generate refined lead by purchasing an extensive variety of scrap lead and refining it in our processing facilities. Changing lead markets may impact the Company’s ability to secure the volume of raw materials needed at pricing considered sustainable before driving consumers to consider substitute products. We also refine various forms of scrap lead by melting the scrap in kettles and removing impurities. We have the capacity to satisfy up to 50% of our refined lead needs through our in-house recovery capabilities.

Sales, Markets and Customers Served

We sell our lead fabrications nationally. Products are sold to distributors, wholesalers, the plumbing and building trades, equipment manufacturers and other consumers. We have stable, long-standing relationships with many of our customers. We sell substantial volumes of lead products used in home construction, such as lead flashings, sheet and strip, in many parts of the nation.

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

Seasonality and other conditions

Both the Scrap Metal Recycling and Lead Fabricating segments of our business generally experience seasonal slowness in the month of July and winter months, as customers tend to reduce production and inventories and winter weather impacts construction and demolition activity. In addition, periodic maintenance shutdowns or labor disruptions at our larger customers may have an adverse impact on our operations. Our operations can be adversely affected as well by protracted periods of inclement weather or reduced levels of industrial production, which may reduce the volume of material processed at our facilities. PGM operations are affected by the strength of the automobile manufacturing industry and the effects that production has on the price of platinum and related metals used in catalytic devices.

Employees

At March 1, 2012, we had 768 employees. Twenty-nine employees located at our Lead Fabricating facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty-one employees located at our scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. On May 9, 2011, the Company ratified a new three-year agreement with the United Steelworkers of America which will expire on March 15, 2014. On July 8, 2011, the Company ratified a new three-year agreement with the Regional Joint Board which will expire on June 25, 2014.

A strike or work stoppage could impact our ability to operate the Granite City facility or the Akron facility. Our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees. However, there can be no guarantee that future contract negotiations will be successful or completed without a work stoppage.

Segment reporting

See Note 18 to the Company’s audited financial statements for the year ended December 31, 2011, located elsewhere in this report.

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

The profitability of our traditional scrap and PGM and Minor Metals recycling operations depends, in part, on the availability of an adequate source of supply.

We depend on scrap for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap waiting for higher prices. If an adequate supply of scrap metal is not available to us, we would be unable to process metals at desired volumes and our results of operations and financial condition would be materially and adversely affected.

The cyclicality of our industry could negatively affect our sales volume and revenues.

The operating results of the metal recycling industry in general, and our operations specifically, are highly cyclical in nature. They tend to reflect and be amplified by general economic conditions, both domestically and internationally. Historically, in periods of national recession or periods of slowing economic growth, the operating results of metal recycling companies have been materially and adversely affected. For example, during recessions or periods of slowing economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. Cutbacks in the automotive and construction industries can cause significant fluctuations in supply, demand and pricing for our products, which can materially and adversely affect our results of operations and financial condition. Our ability to withstand significant economic downturns that we may encounter in the future will depend in part on our levels of debt and equity capital, operating flexibility and access to liquidity.

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

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of supplier lists, trademarks, trade names and other acquired intangibles. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by our management at least annually for impairment. Events and conditions that could result in impairment include changes in the industries in which we operate, as well as competition, a significant product liability or environmental claim, or other factors leading to reduction in forecasted sales or profitability. At December 31, 2008, our market capitalization did not exceed total shareholders’ equity, which is one of many factors that are considered when determining goodwill impairment. These factors required us to incur a significant charge for impairment. As such, we recorded an impairment charge of $36.3 million to goodwill and $22.8 million to other intangibles for the year ended December 31, 2008. We had no impairments during the years ended December 31, 2011 and 2010. Going forward, if, upon performance of an impairment assessment, it is determined that such assets are impaired, additional impairment charges may be recognized by reducing the carrying amount and recording a charge against earnings. Should current economic and equity market conditions deteriorate, it is possible that we could have additional material impairment charges against earnings in a future period.

Our significant indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

As of December 31, 2011, the total outstanding principal amount of debt outstanding was $129.8 million, before debt discount of $1.0 million related to our 7% convertible notes and the application of cash of $5.9 million available for repayment of such indebtedness. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments, we will incur additional indebtedness in the future. We anticipate our debt service payment obligations during the next twelve months, to be approximately $20.3 million, comprised of principal coming due within the next twelve months of $12.6 million plus interest of $7.7 million on our total debt outstanding. As of December 31, 2011, approximately $33.1 million of our debt accrued interest at variable rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Based on actual amounts outstanding as of December 31, 2011, if the interest rate on our variable rate debt were to increase by 1%, our annual debt service payment obligations would increase by $331,000. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:

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

We continue to rely on borrowings under our credit facility and from other lenders to acquire other businesses and to operate our business. However, many financial institutions have been adversely impacted by the current financial crisis and, as a result, have ceased or reduced the amount of lending they have made available to their customers. As a result, we may have insufficient availability under our existing credit facility or the ability to borrow from other lenders to acquire additional businesses and to operate our business.

Our indebtedness contains covenants that restrict our ability to engage in certain transactions and failure to comply with the terms of such indebtedness could result in a default that could have material adverse consequences for us.

Under our credit agreement, we are required to satisfy specified financial covenants, including fixed charge coverage ratio and capital expenditure covenants. As of December 31, 2011, we had exceeded our capital expenditure covenant of our credit agreement and our loan covering our new shredder. Both lenders waived non-compliance. We have in the past been in technical default under certain of our prior loan facilities, all of which had been waived. In addition, we have in the past adjusted covenants contained in our prior loan facilities to protect against noncompliance and prepaid some of our outstanding debt. Our ability to comply with these specified financial covenants may be affected by general economic and industry conditions, as well as market fluctuations in metal prices and other events beyond our control. We do not know if we will be able to satisfy all such covenants in the future. Our breach of any of the covenants contained in agreements governing our indebtedness, including our credit agreement, could result in a default under such agreements. In the event of a default, a lender could elect not to make additional loans to us, could require us to repay some of our outstanding debt prior to maturity, and/or to declare all amounts borrowed by us, together with accrued interest, to be due and payable. In the event that this occurs, we would likely be unable to repay all such accelerated indebtedness.

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

The successful operation of our facilities depends on an uninterrupted supply of electricity. Accordingly, we are at risk in the event of an energy disruption. The electricity industry has been adversely affected by shortages in regions outside of the locations of our facilities. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes or flooding would substantially disrupt our production. Any such disruptions could materially and adversely affect our operating results and financial condition. Electricity prices are volatile and are expect to remain so in the near future. Additional prolonged substantial increases would have an adverse effect on the costs of operating our facilities and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our consumers.

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

Our operations depend heavily on the skills and efforts of our senior management team, including Carlos E. Agüero, our Chairman, President and Chief Executive Officer, Michael J. Drury, our Executive Vice-President and Chief Operating Officer for PGM and Lead Operations, Kenneth P. Mueller, our Senior Vice President and Chief Operating Officer of Ferrous and Nonferrous Scrap Metal Recycling, and the other employees who constitute our executive management team. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. We have employment agreements with Messrs. Agüero and Drury and certain other members of our management team that expire in December 2012. Our employment agreement with Mr. Mueller expires in February 2014. However, there can be no assurance that we will be able to retain the services of any of these individuals. We face intense competition for qualified personnel, and many of our competitors have greater resources than we have to hire qualified personnel. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our ability to manage our business.

The concentration of our consumers and our exposure to credit risk could have a material adverse effect on our results of operations and financial condition.

Sales to our ten largest consumers represented approximately 46.3% of consolidated net sales for the year ended December 31, 2011 and 51.8% of consolidated net sales for the year ended December 31, 2010. Sales to our largest consumer represented approximately 17.3% of consolidated net sales for the year ended December 31, 2011 and 23.6% of consolidated net sales for the year ended December 31, 2010. In connection with the sale of our products, we generally do not require collateral as security for consumer receivables and do not maintain credit insurance. We have significant balances owing from some consumers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables. The loss of a significant consumer or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

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

Vendor advances consist principally of unsecured advances to suppliers for purchase of catalytic converters for recycling. These advances are necessary in order to maintain the supply line of catalytic converters. Management works diligently to monitor such advances. As of December 31, 2011, advances to vendors totaled $1.8 million, and were reduced by an allowance of $317,000 for uncollectible advances. Net advances of $1.5 million were reported in prepaid and other current assets in the consolidated balance sheet as of December 31, 2011. A significant downturn in the price of platinum group metals could result in the loss of a significant portion of these advances and have a negative impact to our operating results.

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

Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but that have been found to affect the environment and to create public rights of action for environmental conditions and activities. As is the case with lead fabricating, scrap metal and PGM and Minor Metals recycling businesses in general, if damage to persons or the environment has been caused, or is in the future caused, by hazardous materials activities of us or our predecessors, we may be fined and held liable for such damage. In addition, we may be required to remedy such conditions and/or change procedures. Thus, liabilities, expenditures, fines and penalties associated with environmental laws and regulations might be imposed on us in the future, and such liabilities, expenditures, fines or penalties might have a material adverse effect on our results of operations and financial condition.

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

Certain of our sites are contaminated, and we are responsible for certain off-site contamination as well. Such sites may require investigation, monitoring and remediation. The existence of such contamination may result in federal, local and/or private enforcement or cost recovery actions against us, possibly resulting in disruption of our operations, and/or substantial fines, penalties, damages, costs and expenses being imposed against us. We expect to require future cash outlays as we incur costs relating to the remediation of environmental liabilities and post-remediation compliance. These costs may have a material adverse effect on our results of operations and financial condition.

Environmental impairment liability insurance is prohibitively expensive and limited in the scope of its coverage. Our general liability insurance policies in most cases do not cover environmental damage. If we incur significant liability for environmental damage not covered by insurance; or for which we have not adequately reserved; or for which we are not adequately indemnified by third parties; our results of operations and financial condition could be materially adversely affected.

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

As of December 31, 2011, approximately 6% of our workforce was covered by collective bargaining agreements at two of our operating facilities. Approximately 26 employees located at our Lead Fabricating facility in Granite City, Illinois were represented by the United Steelworkers of America and approximately 23 of our employees located at our scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. On May 9, 2011, we ratified a new three-year agreement with the United Steelworkers of America that will expire on March 15, 2014. On July 8, 2011, we ratified a new three-year agreement with the Regional Joint Board that will expire on June 25, 2014. Although we are not aware at this time of any current attempts to organize other employees of ours, our employees may organize in the future. If we are unable to successfully renegotiate the terms of the contracts governing our employees currently or in the future or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be materially and adversely affected.

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

Our operations expose us to product liability claims if our products cause injury or are otherwise found to be defective. Regardless of their merit or eventual outcome, product liability claims may be time consuming and costly to defend and may result in decreased demand for a product, injury to our reputation and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material. In addition, if we fail to meet contractual requirements for a product, we may be subject to product warranty costs and claims. These costs could both have a material adverse effect on our financial condition and results of operations and harm our reputation.

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

Our operations involve the intake, processing, and transport of bulk materials. Although we make diligent efforts to monitor and confirm exact amounts of inventory at all phases of our operations, inventory counts from time to time may include estimates of material. We believe our estimates to be reasonable and we apply various internal controls (including, among other methods, weighing deliveries and rolling inventory balances using quantities bought and sold) to check their validity.

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

The market price of our common stock has been and continues to be volatile. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting our industries, the performance of each of our business segments, our capital structure (including the amount of our indebtedness), general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in metal prices, investor perceptions of our business and us, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in this prospectus.

Future sales of our common stock, including sales of our common stock acquired upon the exercise of outstanding options or warrants or upon conversion of our outstanding convertible notes, may cause the market price of our common stock to decline.

We had 47,467,897 shares of common stock outstanding as of December 31, 2011. We also had 334,300 shares granted but unissued to employees under the Long-Term Incentive Plan as of December 31, 2011. In addition, options to purchase an aggregate of 2,177,616 shares of our common stock were outstanding, of which 1,722,940 were vested as of December 31, 2011. All remaining options will vest over various periods ranging up to a three-year period measured from the date of grant. As of December 31, 2011, the weighted-average exercise price of the vested stock options was $8.20 per share. As of December 31, 2011, we also had warrants to purchase an aggregate of 1,419,231 shares of common stock outstanding, at a weighted-average exercise price of $12.89 per share and convertible notes in the principal amount of $76.1 million outstanding, which are convertible at a price of $14.00 per share. The convertible notes contain “weighted average” anti-dilution protection which provides for an adjustment of the conversion price of the notes in the event that we issue shares of our common stock or securities convertible or exercisable for shares of our common stock at a price below the conversion price of the notes. The amount of any such adjustment will depend on the price such securities are sold at and the number of shares issued or issuable in such transaction. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions and financings and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Item 1B.    Unresolved Staff Comments

None.

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

The following table sets forth information regarding our principal properties:

Location	Operations	Buildings Approx. Square Ft.	Approx. Acreage	Leased/ Owned
Metalico, Inc.	Corporate Headquarters	6,190	N/A	Leased(1)
186 North Ave. East
Cranford, NJ

Mayco Industries, Inc. 18 West Oxmoor Rd. Birmingham, AL 19 West Oxmoor Rd. Birmingham, AL 1200 16th St. Granite City, IL	Office/ Lead Product Fabrication and Manufacturing and Storage	96,183	7.5	Owned

	Warehouse	75,000	1.7	Leased(2)

	Office/ Lead Product Fabrication	180,570	12.5	Owned

Metalico Buffalo, Inc.	Office/Scrap Processor/ Metal Storage	312,966	24	Owned
127 Fillmore Ave.
Buffalo, NY
2504 South Park Ave	Office/Buying Center	4,584	1.0	Leased(3)
Lackawanna, NY

Buffalo Shredding and Recovery, LLC	Office/ Scrap Processor/ Metal Storage	177,500	44	Owned(4)
3175 Lake Shore Rd.
Hamburg, NY

Metalico Rochester, Inc.	Office/Scrap Processor/ Metal Storage	74,175	12.7	Owned
1515 Scottsville Rd.
Rochester, NY
50 Portland Ave.	Office/Scrap Processor/ Metal Storage	27,500	3.2	Owned
Rochester, NY

Metalico Transport, Inc.	Office/Scrap Handling/ Rail Sittings for Transshipping/Storage	28,992	12	Leased(5)
1951 Hamburg Turnpike
Lackawanna, NY

Metalico Aluminum Recovery, Inc. 6443 Thompson Rd. Dewitt, NY	Office/ Scrap Handling/ Aluminum Melting/ De-Ox Production/Storage	108,000	22	Owned

Metalico Niagara, Inc. 2133 Maple Ave. Niagara Falls, NY	Office/Scrap Processor/ Metal Storage	4,050	1	Leased(6)

Santa Rosa Lead Products, Inc.	Office/ Lead Product Fabrication and Storage	14,000	1.5	Leased(7)
33 So. University St.
Healdsburg, CA
3949 Guasti Rd.	Office/Production/Storage	6,160	N/A	Leased(8)
Ontario, CA

Metalico Transfer, Inc.	Office/ Waste Transfer Station	35,000	5	Owned
150 Lee Road
Rochester, NY

Location	Operations	Buildings Approx. Square Ft.	Approx. Acreage	Leased/ Owned
Totalcat Group, Inc. 2-20 E. Peddie Street Newark, NJ 1075 Andrew Drive. West Chester, PA 502 York Street Elizabeth, NJ	Office/Catalytic Converter Processor/ Material Storage	22,000	N/A	Leased(9)
	Office/ Production/ Material Storage	37,702	N/A	Leased(10)

	Office/Catalytic Converter Processor/ Material Storage	75,600	3.0	Leased(11)

Metalico Akron, Inc 888 Hazel Street Akron, OH 943 Hazel Street Akron, OH	Office/Scrap Processor/ Metal Storage	6,660	10.3	Owned
	Scrap Processor/ Metal Storage	34,350	19.7	Owned

Tranzact, Inc. 1185 Lancaster Pike Quarryville, PA	Office/ Scrap Processor/ Metal Storage	12,000	2.7	Leased(12)

American CatCon, Inc. 17401 Interstate Highway 35 Buda, TX 4577 Mint Way Dallas, TX 10123 Southpark Drive Gulfport, MS	Office/Catalytic Converter Processor/ Material Storage	30,000	10	Leased(13)
	Office/Catalytic Converter Processor/ Material Storage	6,664	N/A	Leased(14)
	Office/Catalytic Converter Processor/ Material Storage	10,000	2.5	Owned

Metalico Pittsburgh, Inc. 3100 Grand Avenue Neville Township, PA 3400 Grand Avenue Neville Township, PA Albany Road Brownsville, PA 1093 Fredonia Road Hadley, PA 2024 Harmon Creek Road Colliers, WV 96 Oliver Road Uniontown, PA	Office/ Scrap Processor/ Metal Storage	751,878	17.26	Owned
	Office/ Scrap Processor/ Metal Storage	247,734	5.68	Owned
	Office/ Scrap Processor/ Metal Storage	99,841	12.51	Owned
	Office/ Scrap Processor/ Metal Storage	5,096	4.92	Owned
	Office/ Scrap Processor/ Metal Storage	5,050	3.28	Owned
	Office/ Scrap Processor/ Metal Storage	4,000	18.6	Leased(15)

Metalico Youngstown, Inc. 100 Division Street Youngstown, OH 1420 Burton Street SE Warren, OH 3108 DeForest Road Warren, OH	Office/ Scrap Processor/ Metal Storage	5,226	16.86	Owned
	Office/ Scrap Processor/ Metal Storage	6,250	2.15	Owned
	Office/ Scrap Processor/ Metal Storage	7,920	4.52	Owned

Location	Operations	Buildings Approx. Square Ft.	Approx. Acreage	Leased/ Owned
Goodman Services, Inc. 286 High Street Bradford, PA 5338 Route 474 Ashville, NY	Office/ Scrap Processor/ Metal Storage	20,000	12	Owned
	Office/ Scrap Processor/ Metal Storage	12,000	12.5	Owned

Skyway Auto Parts, Inc. 637 Tifft Street Buffalo, NY	Office/ Scrap Processor/ Metal Storage	5,000	24	Owned

(1)

The lease on our corporate headquarters expires June 30, 2012, subject to an automatic renewal clause for two successive three-year periods that is effective unless we give notice at least 180 days prior to the then-effective termination date. The current annual rent is $162,580.

(2)	The lease expired January 31, 2012 and continues on a month to month basis at $3,000 per month.

(3)	The lease expires August 31, 2013. We have the right to renew for one additional term of two years. The current aggregate monthly rent is $5,125.

(4)	We acquired this property February 18, 2011.

(5)	This is a month to month lease at $3,500 a month that includes access to 750 feet of railroad.

(6)

The lease expires October 31, 2015. We have rights to renew for an additional consecutive term of five additional years. The annual rent is $30,000. We also have an option to purchase the underlying premises for a price to be determined. The option expires upon the expiration of the term of the lease, including any renewal terms.

(7)	The lease expires April 30, 2013. The current monthly rent is $8,800 and the annual rent is $105,600.

(8)	The lease expires August, 2012. Monthly rent is $4,620.

(9)	The lease has expired but continues on a month-to-month basis.

(10)

The lease expires December 31, 2020. The annual rent for 2012 including common area maintenance charges and lease incentive is $305,330. The lease contains a right to renew for 5 years upon written notice 12 months prior to expiration of initial term.

(11)	The lease expires December 31, 2016. The annual rent is $264,600. Lease contains a right to renew for 60 months upon written notice 120 days prior to expiration of initial term.

(12)

The lease expires May 31, 2012 with an option to renew for one five-year period. The annual rent for the initial term is $84,000. Upon expiration of the initial term, the Company anticipates continuing on a month to month basis.

(13)

The lease expires January 31, 2013. The annual rent is $366,323. Tenant has the right, with at least ninety days prior written notice to the landlord, to extend the lease for one additional five-year term. Annual rent for each year in the renewal term would increase in accordance with increases in the Consumer Price Index. The Company also holds an option to purchase the premises.

(14)	The lease expires October 2013. Monthly rent is $2,149.

(15)	The lease expires April 30, 2018. The annual rent is $34,000.

We believe that our facilities are suitable for their present and intended purposes and that we have adequate capacity for our current level of operations.

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

Item 4.    Mine Safety Disclosures

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

	Price Range
	High	Low
Year End December 31, 2011
First Quarter	$6.55	$5.17
Second Quarter	$6.34	$5.30
Third Quarter	$6.03	$3.60
Fourth Quarter	$4.68	$3.05
Year End December 31, 2010
First Quarter	$6.38	$4.55
Second Quarter	$6.65	$3.98
Third Quarter	$4.40	$3.08
Fourth Quarter	$5.88	$3.91

The closing sale price of our common stock as reported by NYSE Amex on March 6, 2012 was $4.32.

Holders

As of March 6, 2012, there were 326 holders of record of our common stock, 16 holders of warrants to purchase our common stock, and 109 holders of stock options exercisable for shares of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

We have two stockholder approved equity compensation plans, the 1997 Long Term Incentive Plan and the 2006 Long-Term Incentive Plan. Options generally vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant.

The following table provides certain information regarding our equity incentive plans as of December 31, 2011.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,722,940	$8.20	4,746,789
Equity compensation plans not approved by security holders	—		—

Total	1,722,940	$8.20	4,746,789

Shareholder Performance

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the Standard & Poor’s Iron and Steel Industry Index Group from January 1, 2007 through December 31, 2011. The graph assumes that $100 was invested in the Company’s Common Stock and each index group on January 1, 2007 and that all dividends were reinvested.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

	January 1, 2007	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
Metalico, Inc.	100.00	214.06	30.69	97.43	116.44	65.15
Russell 2000 Index	100.00	97.25	63.41	79.40	99.49	94.07
S&P Steel Index	100.00	119.17	56.15	70.57	79.12	59.67

Item 6.    Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

The selected historical financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 2011, 2010 and 2009 and the selected balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected income statement data for the years ended December 31, 2008 and 2007 and the selected balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	($ thousands, except share data)
Selected Income Statement Data:
Revenue	$660,907	$553,253	$291,733	$818,195	$334,213

Costs and expenses:
Operating expenses	584,685	477,066	239,647	756,099	278,256
Selling, general and administrative expenses	29,040	26,482	25,994	30,146	20,315
Depreciation and amortization	14,610	13,728	13,240	12,864	6,279
Gain on insurance recovery	—	(513)	—	—	—
Gain on acquisition	—	—	(866)	—	—
Impairment charges	—	—	—	59,043	—

	628,335	516,763	278,015	858,152	304,850

Operating income (loss)	$32,572	$36,490	$13,718	$(39,957)	$29,363

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$17,420	$13,471	$(3,640)	$(42,430)	$15,671
(Loss) income from discontinued operations	—	(9)	195	(1,230)	(918)

Net income (loss)	$17,420	$13,462	$(3,445)	$(43,660)	$14,753

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.37	$0.29	$(0.08)	$(1.21)	$0.54
Discontinued operations, net	—	—	—	(0.04)	(0.03)

Net income (loss)	$0.37	$0.29	$(0.08)	$(1.25)	$0.51

Diluted:
Income (loss) from continuing operations	$0.37	$0.29	$(0.08)	$(1.21)	$0.53
Discontinued operations, net	—	—	—	(0.04)	(0.03)

Net income (loss)	$0.37	$0.29	$(0.08)	$(1.25)	$0.50

Weighted Average Common Shares Outstanding:
Basic	47,349,376	46,454,177	41,200,895	35,136,316	29,004,254

Diluted	47,376,134	46,454,177	41,200,895	35,136,316	29,338,751

Selected Balance Sheet Data:
Total Assets	$364,893	$328,507	$296,701	$340,293	$269,570
Total Debt (Including Current Maturities)	$128,754	$125,962	$116,793	$184,709	$95,103
Redeemable Common Stock	$—	$—	$—	$4,000	$—
Metalico, Inc. Stockholders’ Equity	$191,902	$167,315	$150,257	$112,972	$124,017

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

The PGM and Minor Metals Recycling segment includes six facilities located in Texas, Mississippi, Pennsylvania and New Jersey.

The Lead Fabricating segment includes four lead fabrication and recycling plants located in Birmingham, Alabama; Healdsburg and Ontario, California and Granite City, Illinois.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Areas that require significant judgments, estimates, and assumptions include accounting for revenues; accounts receivable and allowance for uncollectible accounts receivable; inventory; put warrants liability; derivatives and hedging activities; environmental and litigation matters; the testing of goodwill; stock-based compensation; and income taxes. Management uses historical experience and all available information to make these judgments, estimates, and assumptions, and actual results may differ from those used to prepare the Company’s Consolidated Financial Statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes provide a meaningful and fair perspective of the Company.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable:    Accounts receivable consists primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $829,000 and $1.0 million as of December 31, 2011 and 2010, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

As of December 31, 2011, the Company has identified eight reporting units with recorded goodwill. A list of the Company’s reporting units and the amount of goodwill recorded in each reporting unit as of December 31, 2011, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded
Lead Fabricating	$5,369
New York State Scrap Recycling	20,836
Pittsburgh, PA Scrap Recycling	3,674
Ohio Scrap Recycling	15,075
Bradford, PA Scrap Recycling	3,943
Minor Metals Recycling	3,859
Texas PGM Recycling	9,988
New Jersey PGM Recycling	10,804

Total	$73,548

In determining the carrying value of each reporting unit, where appropriate, management allocates net deferred taxes and certain corporate maintained liabilities specifically allocable to each reporting unit to the net operating assets of each reporting unit. The carrying amount is further reduced by impairment charges, if any, made to other long-lived assets of a reporting unit.

Since market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the estimated fair values of the reporting units. We use a discounted cash flow (“DCF”) model of a 5-year forecast with terminal values to estimate the current fair value of our reporting units when testing for impairment. The terminal value captures the value of a reporting unit beyond the projection period in a DCF analysis representing growth in perpetuity, and is the present value of all subsequent cash flows.

A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes, profit margins, tax rates, capital spending, discount rates, and working capital changes. Forecasts of operating and selling, general and administrative expenses are generally based on historical relationships of previous years. When applying the DCF model, the cash flows expected to be generated are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital (“WACC”), is calculated by weighting the required returns on interest-bearing debt and common equity in proportion to their estimated percentages in an expected capital structure. For our 2011 analysis, we arrived at a discount rate of 13.4%. The inputs used in calculating the WACC include (i) average of capital structure ratios of market participants in the industry which Metalico operates of 36% debt and 64% equity, (ii) an estimate of combined federal and state tax rates (iii) the cost of Baa rated debt based on Moody’s Seasoned Corporate Bond Yields of 5.25% as of December 1, 2011, (iv) a 19.2% required return on equity determined using the build-up method under the Modified Capital Asset Pricing (CAPM) model.

Based on our DCF analysis, we determined the computed fair value of each reporting unit exceeded their respective carrying values and no goodwill impairment charges were required. One measure of the sensitivity of the amount of potential future goodwill impairment charges to key assumptions is the amount by which the fair value of each reporting unit exceeded the carrying values. All but one of our reporting units had fair values that exceeded carrying values by more than 20%, an amount that we deem substantial. We further tested this one reporting unit to changes in forecasted cash flows and discount rates. Assuming all input variables remain constant, if expected cash flows were 10% less than forecasted or, if the discount rate (WACC) were increased by 2.0%, the amount by which the carrying value exceeded the computed fair value for this reporting unit, indicating potential impairment, would be as follows:

	Potential Future Impairment Sensitivity
Reporting Unit	If expected cash flows were 10% less than forecasted	If the discount rate (WACC) were 15.4%
Lead Fabricating	$2,352	$3,599

At December 31, 2011, after considering a control premium of 25%, the Company’s market capitalization exceeded total stockholders’ equity by approximately $3.3 million. The last several months of 2011 reflected weakness in financial and commodity prices due primarily to the sovereign debt crisis in Europe. Management believes domestic economic conditions continue to show improvement and have resulted in forecasts which, when used in our DCF model, support the carrying value of our goodwill in all of our reporting units. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company’s equity and debt securities may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

Intangible Assets and Other Long-Lived Assets:    We test all finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. At December 31, 2011 and 2010, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. At December 31, 2011, the computed fair value of our indefinite-lived intangibles was substantially in excess of their respective carrying values.

Stock-based Compensation:    We recognize expense for equity based compensation ratably over the requisite service period based on the grant date fair value. The fair value of deferred stock grants is determined using the average of the high and low trading price for our common stock on the day of grant. For stock option grants, we calculate the fair value of the award on the date of grant using the Black-Scholes method. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility in our stock price, annual forfeiture rates, and exercise behavior. Any assumptions used may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.

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

RESULTS OF OPERATIONS

The Company is divided into three reportable segments: Scrap Metal Recycling, which includes three general product categories, — ferrous, non-ferrous and other scrap services; PGM and Minor Metals Recycling, which includes two general product recycling categories, — the Platinum Group Metals (“PGMs”) and Minor Metals, which include molybdenum, tungsten, tantalum and niobium; and Lead Fabricating.

The following table sets forth information regarding revenue in each segment ($ and weights in thousands):

	Revenues
	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	($s, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	534.6	$233,863	35.4	450.8	$163,984	29.6	306.6	$74,211	25.4
Non-ferrous metals (lbs.)	140,662	149,378	22.6	139,372	130,135	23.5	93,532	67,859	23.3
Other	—	5,826	0.9	—	3,227	0.6	—	3,743	1.3

Total Scrap Metal Recycling		389,067	58.9		297,346	53.7		145,813	50.0

PGM and Minor Metals Recycling
Platinum Group Metals (troy oz.)	119.8	150,998	22.8	145.6	159,667	28.9	86.5	69,357	23.8
Minor Metals (lbs.)	1,929	48,250	7.3	1,816	30,878	5.6	1,028	14,068	4.8

Total PGM and Minor Metals Recycling		199,248	30.1		190,545	34.5		83,425	28.6
Lead Fabricating (lbs.)	44,842	72,592	11.0	45,886	65,362	11.8	58,341	62,495	21.4

Total Revenue		$660,907	100.0		$553,253	100.0		$291,733	100.0

The following table sets forth information regarding average Metalico selling prices for the past eight quarters. The fluctuation in pricing is due to many factors, including domestic and export demand and our product mix.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.	Average PGM Price per troy oz.(1)	Average Minor Metal Price per lb.(2)	Average Lead Price per lb.
December 31, 2011	$422	$0.94	$1,056	$23.92	$1.62
September 30, 2011	$445	$1.07	$1,216	$25.59	$1.64
June 30, 2011	$433	$1.08	$1,202	$28.10	$1.64
March 31, 2011	$445	$1.13	$1,229	$22.90	$1.57
December 31, 2010	$368	$0.95	$1,117	$18.29	$1.51
September 30, 2010	$355	$0.99	$986	$17.73	$1.33
June 30, 2010	$383	$0.91	$1,122	$17.36	$1.42
March 31, 2010	$353	$0.89	$966	$14.44	$1.46

(1)	Average PGM prices are comprised of combined troy ounces of Platinum, Palladium and Rhodium

Scrap and Metal Commodity Markets

Recycled iron and steel scrap is a vital raw material for the production of new steel and cast iron products. The steel and foundry industries in the United States have been structured to recycle scrap, and, as a result, are highly dependent upon scrap. In the United States, the primary source of old steel scrap is the automobile. The recycling rate for automobiles in 2010, the latest year for which statistics were available, was about 113%. This high recycling rate includes the impact of more than a three-quarter-million unit increase of vehicles in operation, as compared with those of 2009. A recycling rate greater than 100% is a result of the steel industry recycling more steel from automobiles than was used in the domestic production of new vehicles. In 2010, the automotive recycling industry recycled more than 13.5 million tons of steel from end-of-life vehicles through more than 300 car shredders, the equivalent of nearly 10.8 million automobiles.

Recycling of scrap plays an important role in the conservation of energy because the remelting of scrap requires much less energy than the production of iron or steel products from iron ore. Also, consumption of iron and steel scrap by remelting reduces the burden on landfill disposal facilities and prevents the accumulation of abandoned steel products in the environment. Recycled scrap consists of approximately 58% post-consumer (old, obsolete) scrap, 20% prompt scrap (produced in steel-product manufacturing plants), and 22% home scrap (recirculating scrap from current operations).

Scrap prices fluctuated during the first half of 2011, between about $336 and $412 per ton. Composite prices published by Iron Age Scrap Price Bulletin for No. 1 Heavy Melting steel scrap delivered to purchasers in Chicago, IL, and Philadelphia and Pittsburgh, PA, averaged about $399 per ton during the first 8 months of 2011. As reported by Iron Age Scrap Price Bulletin, the average price for nickel-bearing stainless steel scrap delivered to purchasers in Pittsburgh was about $2,257 per ton during the first 10 months of 2011, which was 3.2% higher than the 2010 average price of $2,187 per ton. The prices fluctuated widely between a low of $1,737 per ton in October 2011 and a high of $2,888 in late February and early March 2011. Exports of ferrous scrap increased in 2011 to an estimated 24 million tons from 21 million tons during 2010, mainly to Turkey, China, Taiwan, the Republic of Korea, and Canada, in descending order of export tonnage. Export scrap value increased from $8.4 billion in 2010 to an estimated $12 billion in 2011. Continuing and growing concern about the European Union sovereign-debt and banking crisis have adversely affected steel consumer confidence; depressed steel demand, production, and prices; and, thus, caused ferrous scrap prices to fluctuate and possibly decrease considerably. Annual world steel consumption increase was expected to slow to 6.5% in 2011 and 5.4% in 2012, following 15% annual growth in 2010, according to the World Steel Association.

Platinum Group Metals ended 2011 on a low note, with platinum trading at its most depressed level for the year. Platinum and palladium alike lost approximately a fifth of their value over the course of the previous twelve months. Rhodium lost 42% of its value throughout 2011, reaching depths not seen since May 2009. The softening of PGM prices in December was partly related to liquidation in the metal markets as hedge funds and other investors covered losses in equities and moved to the perceived safety of the dollar to maintain cash positions as the year-end approached. The subdued close of 2011, symptomatic of a weakening global economic outlook, was in marked contrast to the exuberance seen in the PGM market a year before when PGM prices rallied.

The beginning of 2012 saw a slight lifting of the weak pricing that had engulfed the PGM markets in the latter part of 2011. Positive economic news, including improved manufacturing data from Europe, an expansion of China’s purchasing managers’ index, and higher US jobs numbers led to a risk-on mentality that had mostly been lacking in the fourth quarter 2011. On the demand side, news of higher vehicle output in Germany and the US in 2011 also benefitted platinum and palladium pricing.

The global lead market was in surplus during 2011 owing to the buildup of lead stocks held in London Metal Exchange (LME) and producer warehouses. North American producer prices increased steadily throughout the first 8 months of the year. LME lead prices were more volatile in 2011, starting at $2,601 per metric ton in January, increasing to $2,741 per metric ton in April, and declining to $2,019 per metric ton in December. Global stocks of refined lead held in LME warehouses increased by 79% to 374,125 tons during the first 9 months of 2011. In 2011, about 1.20 million tons of secondary lead was produced, an amount equivalent to 83% of reported domestic lead consumption. Nearly all of it was recovered from old (post-consumer) scrap.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated net sales increased by $107.6 million, or 19.4%, to $660.9 million in the year ended December 31, 2011, compared to consolidated net sales of $553.3 million in the year ended December 31, 2010. Acquisitions added $21.7 million to consolidated net sales. Excluding acquisitions, the Company reported increases in average metal selling prices representing net sales of $106.0 million offset by a $20.1 million decrease attributable to lower selling volume.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales increased by $69.9 million, or 42.6%, to $233.9 million in the year ended December 31, 2011, compared to ferrous sales of $164.0 million in the year ended December 31, 2010 Acquisitions added $12.9 million to ferrous sales in 2011. Excluding acquisitions, ferrous sales increased by $57.0 million. The increase in ferrous sales was attributable to higher average selling prices totaling $37.7 million and higher volume sold of 52,700 tons amounting to $19.3 million. The average selling price for ferrous products was approximately $437 per ton for the year ended December 31, 2011 compared to $364 per ton for the year ended December 31, 2010.

Non-Ferrous Sales

Non-ferrous sales increased by $19.3 million, or 14.8%, to $149.4 million in the year ended December 31, 2011, compared to non-ferrous sales of $130.1 million in the year ended December 31, 2010. Acquisitions added $6.4 million to non-ferrous sales. Excluding acquisitions, non-ferrous sales increased by $12.9 million. The increase in non-ferrous sales was attributable to higher average selling prices amounting to $17.4 million offset by lower sales volume totaling $4.5 million. The average selling price for non-ferrous products was approximately $1.06 per pound for the year ended December 31, 2011 compared to $0.93 per pound for the year ended December 31, 2010.

PGM and Minor Metal Recycling

Platinum Group Metals

Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains platinum, palladium, and rhodium. PGM sales decreased $8.7 million, or 5.4%, to $151.0 million for the year ended December 31, 2011, compared to $159.7 million for the year ended December 31, 2010. The decrease in PGM sales was a result of lower sales volumes totaling $35.1 million but was offset higher average selling prices totaling $26.4 million. The average selling price for PGM material was approximately $1,180 per troy ounce for the year ended December 31, 2011 compared to $1,040 per troy ounce for the year ended December 31, 2010, an increase of approximately 13.5%. Total PGM sales volumes amounted 119,800 troy ounces for the year ended December 31, 2011, compared to 145,600 troy ounces sold for the year ended December 31, 2010.

Minor Metals

Sales of Minor Metals, which primarily include metals such as molybdenum, tungsten and tantalum, increased $17.3 million, or 56.0%, to $48.2 million for the year ended December 31, 2011, compared to $30.9 million for the year ended December 31, 2010. The increase in sales was due to higher selling prices amounting to $15.4 million and higher volumes sold totaling $1.9 million. The average combined selling price for minor metals was approximately $25.02 per pound for the year ended December 31, 2011 compared to $17.01 per pound for the year ended December 31, 2010, an increase of 47.1%.

Lead Fabricating

Lead fabrication sales increased by $7.2 million, or 11.0%, to $72.6 million in the year ended December 31, 2011 compared to lead fabrication sales of $65.4 million in the year ended December 31, 2010. The increase was due to higher average selling prices amounting to $8.9 million but was offset by lower volume sold totaling $1.7 million. The average selling price for lead fabricated products was approximately $1.62 per pound for the year ended December 31, 2011, compared to $1.42 per pound for the year ended December 31, 2010, an increase of approximately 14.1%.

Operating Expenses

Operating expenses increased by $107.6 million, or 22.6%, to $584.7 million for the year ended December 31, 2011 compared to operating expenses of $477.1 million for the year ended December 31, 2010. Acquisitions added $26.0 million to operating expenses. Excluding acquisitions, the increase in operating expenses was due to a $73.9 million increase in the cost of purchased metals and a $7.7 million increase in other operating expenses. These operating expense changes include increases in wages and benefits of $2.6 million, freight charges of $2.3 million, vehicle maintenance and repair expenses of $962,000, energy costs of $844,000, production and fabricating supplies of $596,000 and other operating costs of $496,000.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.5 million, or 4.4% of sales, to $29.0 million for the year ended December 31, 2010, compared to $26.5 million, or 4.8% of sales for the year ended December 31, 2010. Acquisitions added $1.2 million to selling, general, and administrative expenses in 2011. Excluding acquisitions selling, general and administrative costs increased by $1.4 million. Significant changes in component expenses of selling, general and administrative costs include increases in consulting and professional fees of $858,000, insurance costs of $309,000, wages and benefits of $307,000 and an increase in advertising and promotional expenses of $230,000. These expenses were offset by a decrease in other expenses of $326,000.

Depreciation and Amortization

Depreciation and amortization expenses increased by $882,000 to $14.6 million, or 2.2% of sales, for the year ended December 31, 2011, compared to $13.7 million, or 2.5% of sales, for the year ended December 31, 2010. Acquisitions added $1.4 million to depreciation and amortization. Excluding acquisitions, depreciation and amortization expense decreased by $503,000 due to non-compete covenants that fully amortized in 2010.

Operating Income

Operating income for the year ended December 31, 2011 decreased by $3.9 million, or 10.7%, to $32.6 million compared to an operating income of $36.5 million for the year ended December 31, 2010. The decrease in operating income primarily occurred in the Company’s PGM and Minor Metals Recycling segment amounting to $4.0 million. The Company also experienced a decrease in operating income of $592,000 in the Scrap Metal Recycling segment and an increase in the operating loss in the corporate and other segment. These reductions in operating income were offset by the Lead fabricating segment which experienced an increase in operating income of $1.1 million.

Financial and Other Income/(Expense)

Interest expense was $9.4 million for the year ended December 31, 2011 compared to $9.8 million for the year ended December 31, 2010. The $479,000 decrease in interest expense was primarily attributable to lower interest rates on a majority of our outstanding debt.

Other expense for the year ended December 31, 2010 includes $3.0 million in charges related to the refinancing of our senior credit facilities. The items comprising this amount include the write off of $2.1 million of unamortized deferred financing costs related to our prior credit facilities and $939,000 of costs related to the termination of an interest rate swap agreement related to those prior facilities. The Company did not incur these expenses in 2011.

Other (expense)/income for the year ended December 31, 2011, includes income of $3.6 million to adjust financial instruments to their respective fair values as compared to expense of $496,000 for the year ended December 31, 2010.

For the year ended December 31, 2011, we recorded a loss of $46,000 compared to income of $28,000 for the year ended December 31, 2010 for our 40% share of income in a manufacturer of radiation shielding solutions for the nuclear medicine community.

For the year ended December 31, 2011 we recorded a gain of $243,000 net of amortized issue costs, for the repurchase of $5.0 million in convertible notes in cash. For the year ended December 31, 2010, we recorded a gain of $101,000 net of amortized issue costs, for the repurchase, in cash, of $500,000 in convertible notes.

Income Taxes

For the year ended December 31, 2011, we recognized income tax expense of $9.7 million on income from continuing operations of $27.1 million. Included in income tax expense is $571,000 related to the recognition of a state income tax audit assessment for previous periods. Excluding this assessment income tax was $9.1 million resulting in an effective tax rate of 34%. For the year ended December 31, 2010, we recognized income tax expense of $9.8 million on income from continuing operations of $23.3 million resulting in an effective tax rate of 42%. Our effective rate may differ from the blended expected statutory income tax rate due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation, amortization of certain intangibles and certain non-deductible expenses.

Discontinued Operations

The Company continues to incur environmental monitoring costs of its former secondary lead smelting and refining plant in College Grove, Tennessee and a secondary lead smelting operation based in Tampa, Florida and do not anticipate material expense in the future. For the year ended December 31, 2011, we incurred nominal amounts for site maintenance and monitoring and have included these costs in continuing operations and will do so in future periods. Discontinued operations for the year ended December 31, 2010, resulted in a combined loss of $15,000 ($9,000 net of income taxes) for both former facilities.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated net sales increased by $261.6 million, or 89.7%, to $553.3 million in the year ended December 31, 2010, compared to consolidated net sales of $291.7 million in the year ended December 31, 2009. Acquisitions added $39.5 million to consolidated net sales. Excluding acquisitions, the Company reported increases in average metal selling prices representing net sales of $148.6 million and a $73.5 million increase attributable to higher selling volume.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales increased by $89.8 million, or 121.0%, to $164.0 million in the year ended December 31, 2010, compared to ferrous sales of $74.2 million in the year ended December 31, 2009. Acquisitions added $27.9 million to ferrous sales in 2010. Excluding acquisitions, ferrous sales increased by $61.9 million. The increase in ferrous sales was attributable to higher average selling prices totaling $45.6 million and higher volume sold of 67,600 tons amounting to $16.3 million. The average selling price for ferrous products was approximately $364 per ton for the year ended December 31, 2010 compared to $242 per ton for the year ended December 31, 2009.

Non-Ferrous Sales

Non-ferrous sales increased by $62.2 million, or 91.6%, to $130.1 million in the year ended December 31, 2010, compared to non-ferrous sales of $67.9 million in the year ended December 31, 2009. Acquisitions added $11.6 million to non-ferrous sales. Excluding acquisitions, non-ferrous sales increased by $50.6 million. The increase in non-ferrous sales was attributable to higher average selling prices amounting to $26.4 million and higher sales volume totaling $24.2 million. The average selling price for non-ferrous products was approximately $0.93 per pound for the year ended December 31, 2010 compared to $0.73 per pound for the year ended December 31, 2009.

PGM and Minor Metal Recycling

Platinum Group Metals

Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains platinum, palladium, and rhodium. PGM sales increased $90.3 million, or 130.1%, to $159.7 million for the year ended December 31, 2010, compared to $69.4 million for the year ended December 31, 2009. The increase in PGM sales was a result of higher sales volumes totaling $54.8 million and higher average selling prices totaling $35.5 million. The average selling price for PGM material was approximately $1,040 per troy ounce for the year ended December 31, 2010 compared to $720 per troy ounce for the year ended December 31, 2009, an increase of approximately 44.4%. Total PGM sales volumes amounted 145,600 troy ounces for the year ended December 31, 2010, compared to 86,500 troy ounces sold for the year ended December 31, 2009.

Minor Metals

Sales of Minor Metals, which primarily include metals such as molybdenum, tungsten and tantalum, increased $16.8 million, or 119.5%, to $30.9 million for the year ended December 31, 2010, compared to $14.1 million for the year ended December 31, 2010. The increase in sales was due to higher selling prices amounting to $6.0 million and higher volumes sold totaling $10.8 million. The average combined selling price for minor metals was approximately $17.01 per pound for the year ended December 31, 2011 compared to $13.69 per pound for the year ended December 31, 2010, an increase of 24.2%.

Lead Fabricating

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

Financial and Other Income/(Expense)

Interest expense was $9.8 million for the year ended December 31, 2010 compared to $15.3 million for the year ended December 31, 2009. The $5.5 million decrease in interest expense was primarily attributable to lower interest rates on a majority of our outstanding debt. In March 2010, the Company refinanced a substantial portion of its debt at reduced interest rates. Most notably, we retired $30.6 million of 14.0% term notes with proceeds of the Credit Agreement with JPMorgan Chase Bank, N.A. at average interest rates ranging from 4.5% to 5.25%. In 2009, we retired $70.4 million in debt through repayments and exchanges, and issued $2.5 million in new debt. In April and June 2009, $18.4 million of debt was extinguished by its conversion into equity and in August 2009, the Company used $18.8 million of proceeds from an equity offering to pay down other debt.

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

Income Taxes

For the year ended December 31, 2010, we recognized income tax expense of $9.8 million on income from continuing operations of $23.3 million resulting in an effective tax rate of 42%. For the year ended December 31, 2009, we recognized income tax expense of $1.7 million on a loss from continuing operations of $1.9 million resulting in an effective tax rate of negative 91%. Our effective tax rate differences between income for tax purposes and income for book purposes such as fair value adjustments to financial instruments, stock based compensation, amortization of certain intangibles and changes to our valuation reserves on state net operating loss carryforwards and state income tax credits.

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

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011
	(in thousands, except share and per share data)
Selected Income Statement Data:
Revenue	$134,079	$144,575	$136,956	$137,643	$181,967	$178,492	$168,728	$131,720

Costs and expenses
Operating expenses	109,893	128,127	118,161	120,885	153,643	156,497	151,162	123,383
Selling, general and administrative expenses	7,181	6,464	6,294	6,543	8,020	6,948	7,222	6,850
Depreciation and amortization	3,400	3,236	3,450	3,642	3,320	3,646	3,830	3,814
Gain on insurance recovery	—	—	(513)	—	—	—	—	—

	120,474	137,827	127,392	131,070	164,983	167,091	162,214	134,047

Operating income (loss)	$13,605	$6,748	$9,564	$6,573	$16,984	$11,401	$6,514	$(2,327)

Net income (loss)	$3,514	$4,418	$4,493	$1,037	$8,763	$6,645	$5,084	$(3,072)

Earnings (loss) per common share:
Basic	$0.08	$0.10	$0.10	$0.02	$0.19	$0.14	$0.11	$(0.06)

Diluted	$0.08	$0.10	$0.10	$0.02	$0.19	$0.14	$0.11	$(0.06)

Weighted Average Common Shares Outstanding:
Basic	46,428,260	46,443,348	46,449,302	46,495,116	47,095,914	47,388,308	47,447,823	47,460,439

Diluted	46,439,400	46,463,537	46,449,302	46,495,116	47,219,740	47,541,787	47,453,916	47,460,439

LIQUIDITY AND CAPITAL RESOURCES

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments as of December 31, 2011 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt Obligations(1)	$121,690	$10,357	$103,229	$3,020	$5,084
Capital Lease Obligations(2)	7,065	2,293	3,157	1,615	—
Operating Lease Obligations	6,562	1,568	1,634	1,437	1,923
Letters of Credit	2,233	2,233	—	—	—
Environmental Obligations	1,463	325	79	84	975

Total	$139,013	$16,776	$108,099	$6,156	$7,982

(1)

Approximately 27% of debt obligations as of December 31, 2011 accrued interest at a variable rate (the lender’s base rate plus a margin and effective rate of 3.92% as of December 31, 2011). The remaining 73% of debt obligations as of December 31, 2011 required accrued interest at fixed rates having a weighted average rate of 6.78%. Interest expense on capital lease obligations for 2011 is estimated to approximate

$453,000 calculated by multiplying the outstanding principal balance by the obligation’s applicable interest rate in effect at December 31, 2011. Interest expense for 2011 and thereafter will increase or decrease based on the amount of outstanding borrowings and fluctuations in market based interest rates.

(2)	Includes capital leases and installment notes for capital equipment.

Cash Flows

For the year ended December 31, 2011, we generated $33.0 million of cash flows from our operating activities compared to using $5.2 million for the year ended December 31, 2010. For the year ended December 31, 2011, net income of $17.4 million and net non-cash items totaling $22.2 million were offset by a $6.6 million change in working capital components. Non-cash items included $15.8 million in depreciation and amortization; $2.2 million in stock-based compensation and $8.1 million of deferred income taxes. The items were offset by $3.6 million in fair value adjustments to financial instruments and a $265,000 gain in the disposal of property and equipment. Changes in working capital items for 2011 include $11.0 million for decreases in inventory, $1.7 million for decreases in prepaid expenses and other items and a $608,000 increase in accounts payable and accrued expenses. These working capital items were offset by $6.7 million in decreased accounts receivable balances. For the year ended December 31, 2010, we used $5.2 million in our operating activities. For the year ending December 31, 2010, net income of $13.5 million and net non-cash items totaling $22.5 million were offset by a $41.1 million change in working capital components. Non-cash items included $14.6 million in depreciation and amortization, $2.8 million in stock-based compensation, $2.7 million in changes to deferred income taxes and $2.1 million of deferred financing costs written off due to debt refinancing and other noncash items of $200,000. Changes for reduction in working capital items include $24.3 million in increased accounts receivable balances $20.9 million for increases in inventory. These working capital items were offset by a $2.5 million in decreases in prepaid and other items and a $1.6 million increase in accounts payable and accrued expenses. For the year ended December 31, 2009, we used $25.7 million of cash in operating activities. A net loss of $3.4 million and changes in working capital components of $38.8 million was offset by net non-cash items totaling $16.5 million. Non-cash items included $14.5 million in depreciation and amortization, $2.5 million in stock-based compensation expense, $2.0 million in fair value adjustments to financial instruments, $3.5 million in changes to deferred income taxes, $3.8 million for our share of Beacon Energy’s loss and other non-cash items totaling $369,000. These positive non-cash items were offset by $8.1 million gain on debt extinguishment, $1.3 million in gain recorded in settlements of litigation and $866,000 gain recorded on business acquisitions. Changes for reduction in working capital items include $20.2 million for increases in inventory, $9.7 million in increased accounts receivable balances and $15.0 million in reductions in accounts payable and accrued expenses. These working capital items were offset by $6.1 million in decreases in prepaid expenses and other items.

For the year ended December 31, 2011, we used $27.9 million in cash for investing activities compared to using net cash of $4.9 million for the year ended December 31, 2010. For the year ended December 31, 2011, we paid $26.2 million to purchase equipment and make capital improvements. We also paid $1.8 million to acquire a business and increases to other assets of $455,000. These items were offset by $578,000 in proceeds from the disposal of property and equipment. For the year ended December 31, 2010, we paid $5.4 million to purchase equipment and capital improvements and invested $350,000 in a manufacturer of radiation shielding solutions for the nuclear medicine community. These items were offset by $646,000 in proceeds from the sale of property and equipment and a $220,000 change in other assets. For the year ended December 31, 2009, we used $5.4 million in cash for investing activities. We paid $2.5 million to acquire businesses, and $3.0 million for purchases of equipment and capital improvements.

For the year ended December 31, 2011, we used $2.6 million in financing activities compared to generating $8.7 million of net cash during the year ended December 31, 2010. For the year ended December 31, 2011, received $13.0 million in proceeds from new borrowings and $542,000 in proceeds from the exercise of common stock options. These amounts were offset by principal payments on debt of $10.5 million, a reduction of $5.4 million in our outstanding revolving credit balance and $196,000 in debt issue costs. For the year ended

December 31, 2010, we received $9.5 million in proceeds of new debt, received $4.6 million in net proceeds under our revolving credit facility and received $407,000 in proceeds from the exercise of common stock options. These amounts were offset by debt repayments of $4.5 million and the payment of $1.3 million in debt issue costs. For the year ended December 31, 2009, we used $26.9 million of net cash in financing activities. We repaid $50.3 million of debt, net of new borrowings and paid $1.5 million in debt issue costs on amendments to our loan agreements. These amounts were offset by $24.8 million in proceeds from the sale of our common stock.

Financing and Capitalization

Senior Credit Facilities:

On March 2, 2010, we entered into a Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A. and including RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consisted of senior secured credit facilities in the aggregate amount of $65.0 million, including a $57.0 million revolving line of credit (the “Revolver”) and an $8.0 million machinery and equipment term loan facility (“Initial Term Loan”). The Revolver provides for revolving loans which, in the aggregate, were not to exceed the lesser of $57.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus 1.25% or, at our election, the current LIBOR rate plus 3.5% (reduced to 3.25% per the Second Amendment described below). The Initial Term Loan bears interest at the Base Rate plus 2% or, at the Company’s election, the current LIBOR rate plus 4.25% (reduced to 3.75% per the Second Amendment described below). Under the Credit Agreement, we are subject to certain operating covenants and are restricted from, among other things, paying cash dividends, repurchasing common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including minimum EBITDA, minimum fixed charge coverage ratios, and maximum capital expenditures covenants. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for present and future acquisitions, working capital, and general corporate purposes.

Upon the effectiveness of the Credit Agreement described in the preceding paragraph, we terminated an Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. dated July 3, 2007, as amended (the “Loan Agreement”) and repaid outstanding indebtedness under the Loan Agreement in the aggregate principal amount of approximately $13.5 million. We also terminated a Financing Agreement with Ableco Finance LLC dated July 3, 2007, as amended (the “Financing Agreement”) and repaid outstanding indebtedness under the Financing Agreement in the aggregate principal amount of approximately $30.6 million. Outstanding balances under the Loan Agreement and the Financing Agreement were paid with borrowings under the Credit Agreement and available cash.

On January 27, 2011, we entered into a Second Amendment (the “2011 Amendment”) to the Credit Agreement. The 2011 Amendment provided for an increase in the maximum amount available under the Credit Agreement to $85.0 million, including $70.0 million under the Revolver (up from $57.0 million) and an additional term loan (“Term Loan I”) to be available in multiple draws in the aggregate amount of $9.0 million earmarked for capital expenditures, primarily the shredder project in suburban Buffalo, New York. The original term loan funded at the closing of the Credit Agreement continued to amortize. The 2011 Amendment increased the advance rate for inventory under the Revolver’s borrowing base formula. LIBOR-based interest rates were reduced to the current LIBOR rate plus 3.25% (an effective rate of 3.90% as of December 31, 2011) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 4.18% as of December 31, 2011) for term loans. Term Loan I was repaid from the proceeds of the Equipment Financing Agreement described below. The 2011 Amendment also adjusted the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets and extended the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014. The remaining material terms of the

Credit Agreement remained unchanged by the 2011 Amendment. As of December 31, 2011, the Revolver had $38.0 million available for borrowing and $2.2 million utilized for outstanding letters of credit. The outstanding balance under the Credit Agreement at December 31, 2011 and December 31, 2010 was $33.1 million and $41.3 million, respectively.

On February 17, 2012, we entered into a Fifth Amendment (the “2012 Amendment”) to the Credit Agreement. The 2012 Amendment provides for an increase in the maximum amount available under the Credit Agreement to approximately $113.0 million including $110.0 million under the revolving credit facility (up from $70.0 million). LIBOR-based interest rates for revolving loans have been reduced by 0.5% to the current LIBOR rate plus 2.75%. The 2012 Amendment also adjusts the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets. The maturity date has been extended from January 23, 2014 to February 17, 2016, so long as, as of December 31, 2013, the aggregate outstanding principal balance of the Company’s 7% Convertible Notes is not more than $15.0 million and the Company meets certain availability tests. The 2012 Amendment also permits the Company, in its discretion, (i) to spend, subject to certain availability tests, up to $25.0 million in the aggregate to redeem outstanding Convertible Notes, and (ii) to exchange equity for outstanding Convertible Notes. The remaining material terms of the Credit Agreement remain unchanged by the 2012 Amendment. The 2012 Amendment also waived the Capital Expenditure covenant violation for 2011.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. providing up to $10.4 million in connection with the Buffalo shredder project. As of December 31, 2011, the Company had drawn down a total of $7.9 million of which $6.6 million was used to repay Term Loan I under the Credit Agreement. The equipment loan is secured by the shredder and related equipment. The loan bears interest at a rate of 4.77% per annum, requires monthly payments of $83,000 beginning January 2012, and matures December 2022. The Equipment Financing Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lender. As of December 31, 2011 the outstanding balance under the loan was $7.9 million and had remaining availability of $2.5 million.

Senior Unsecured Convertible Notes Payable:

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

As of December 31, 2011, the outstanding balance on the Notes was $75.1 million (net of $1.0 million in unamortized discount related to the original fair value of warrants issued with the Notes).

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

Convertible Note Exchanges

On September 28, 2011, the Company repurchased convertible notes totaling $5.0 million for $4.5 million using proceeds of the Revolver described above, resulting in a gain of $243,000, net of $69,000 in unamortized warrant discount and $226,000 in unamortized deferred financing costs.

On August 26, 2010, the Company repurchased convertible notes totaling $500,000 for $375,000 using proceeds of the Revolver described above resulting in a gain of $101,000 net of unamortized warrant discount.

On April 23, 2009 and June 4, 2009, the Company entered into agreements with certain Note holders and retired an aggregate $18.4 million in debt principal through the issuance of 3,708,906 shares of common stock. The transactions resulted in an aggregate gain on debt extinguishment, net of unamortized discounts and deferred financing costs, of $8.1 million for the year ended December 31, 2009.

All convertible notes surrendered in the repurchase and exchanges were retired and cancelled.

Future Capital Requirements

As of December 31, 2011, we had $5.9 million in cash, availability under the Credit Agreement of $38.0 million and total working capital of $115.2 million. As of December 31, 2011, our current liabilities totaled $38.9 million. We expect to fund our current working capital needs, interest payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Credit Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.

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

Acquisitions

As discussed in Note 2 to the financial statements, we acquired 100% of the outstanding capital stock of Goodman Services, Inc., a Bradford, Pennsylvania-based full service recycling company with additional facilities in Jamestown, New York and Canton, Ohio. The acquisition is consistent with our expansion strategy of penetrating geographically contiguous markets and benefiting from intercompany and operating synergies that are available through consolidation. Goodman Services locations complement our existing facilities in the Great Lakes corridor. Bradford is 160 miles from our Pittsburgh operations and will become a feed source for the Pittsburgh shredder. Jamestown is 75 miles from our Buffalo yards. Canton, Ohio is in close proximity to our operations in Akron, Ohio.

Capital Expenditures

For the year ended December 31, 2011, the Company expended $26.2 million for capital improvements and equipment. The most significant expenditure was for the purchase of a 44-acre parcel of land, including a 177,500-square-foot building, in suburban Buffalo and related costs to install an indoor scrap metal shredder at the site. As described above, we entered into a $10.4 million Equipment Finance Agreement to provide for a majority of the construction costs.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2011, $33.1 million of our outstanding debt consisted of variable rate borrowings pursuant to the Credit Agreement with JPMorgan Chase Bank, N.A. Borrowings under the Credit Agreement bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings at December 31, 2011 were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $331,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of December 31, 2011.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” located in this Annual Report. We attempt to mitigate this risk by seeking to turn our inventories quickly as markets allow instead of holding inventories in anticipation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which it operates, there would not be a material write-down of any reported inventory values.

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

Risk from Common Stock market price

We are exposed to risks associated with the market price of our own common stock. In connection with certain financings, we have issued warrants that can be “put” to us upon a change of control. We are required to use the value of our common stock as an input variable to determine the fair value of the liability associated with the put warrant. Fluctuations in the market price of our common stock have an effect on the liability. For example, if the price of our common stock was $1.00 higher as of December 31, 2011, the put warrant liability would increase by $244,000.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, J.H. Cohn LLP, audited our internal control over financial reporting as of December 31, 2011. J.H. Cohn’s report dated March 14, 2012 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders

Metalico, Inc.

We have audited Metalico, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/    J. H. Cohn LLP

Roseland, New Jersey

March 14, 2012

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Information required under this item is incorporated by reference from sections entitled “Proposal 1 — Election of Directors,” “Directors and Executive Officers,” “Board Committees,” “Compensation Committee Interlocks and Insider Participation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement, which will be filed with the SEC before April 29, 2012.

Item 11.    Executive Compensation

Information required under this item is incorporated by reference from sections entitled “Executive Compensation” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Employment Agreements,” “Executive Bonus Plan,” “1997 Long-Term Incentive Plan”, “2006 Long-Term Incentive Plan”, “Compensation Committee Report,” “Director Compensation,” and “Shareholder Performance” in our definitive proxy statement, which will be filed with the SEC before April 29, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information required under this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement, which will be filed with the SEC before April 29, 2012.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

Information required under this item is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” in our definitive proxy statement, which will be filed with the SEC before April 29, 2012.

Item 14.    Principal Accounting Fees and Services

Information required under this item is incorporated by reference from the section entitled “Audit and Non-Audit Fees” in our definitive proxy statement, which will be filed with the SEC before April 29, 2012.

Item 15.    Financial Statements and Exhibits

(a)	FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

(b)	EXHIBITS

The following exhibits are filed as part of this From 10-K:

3.1	Fourth Amended and Restated Certificate of Incorporation of Metalico, Inc.; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2008 Annual Meeting of Stockholders filed May 15, 2008 and incorporated herein by reference

3.2	Third Amended and Restated Bylaws of Metalico, Inc.; previously filed as Exhibit 3.2 to Current Report on Form 8-K filed November 3, 2005 and incorporated herein by reference

4.1	Specimen Common Stock Certificate; previously filed as Exhibit 4.1 to Form 10 filed December 20, 2004 and incorporated herein by reference

10.3*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Carlos E. Agüero; previously filed as Exhibit 10.3 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference

10.4*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Michael J. Drury; previously filed as Exhibit 10.4 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference

10.5*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Arnold S. Graber; previously filed as Exhibit 10.5 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference

10.6*	Employment Agreement dated as of January 1, 2010 between Metalico, Inc. and Eric W. Finlayson; previously filed as Exhibit 10.6 to Current Report on Form 8-K filed December 21, 2009 and incorporated herein by reference

10.7*	Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as Exhibit 10.7 to Form 10 filed December 20, 2004 and incorporated herein by reference

10.8*	Metalico, Inc. Executive Bonus Plan; previously filed as Exhibit 10.8 to Form 10 filed December 20, 2004 and incorporated herein by reference

10.9	Credit Agreement, dated as of February 26, 2010 but entered into March 2, 2010, by and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers and guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto; previously filed as Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2010 and incorporated herein by reference

10.10	Second Amendment dated January 27, 2011 to Credit Agreement dated as of February 26, 2010 between and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers or guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto; previously filed as Exhibit 10.10 to Form 10-K filed March 15, 2010 and incorporated herein by reference

10.11	Fifth Amendment dated February 27, 2012 to Credit Agreement dated as of February 26, 2010 between and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers or guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto

10.13	Equipment Financing Agreement dated December 12, 2011 as amended by Amendment No. 1 dated February 17, 2012 between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender.

10.14*	Employment Agreement dated as of February 11, 2011 effective February 21, 2011 between Metalico, Inc. and Kenneth P. Mueller; previously filed as Exhibit 10.14 to Current Report on Form 8-K filed February 22, 2011 and incorporated herein by reference

10.15*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as Exhibit 99.1 to Current Report on Form 8-K filed March 17, 2005 and incorporated herein by reference

10.16*	Form of Employee Deferred Stock Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.16 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference

10.18*	Metalico 2006 Long-Term Incentive Plan; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2006 Annual Meeting of Stockholders filed April 13, 2006 and incorporated herein by reference

10.19*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.19 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference

10.20*	Form of Employee Restricted Stock Grant Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference

10.21	Securities Purchase Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference

10.22	Registration Rights Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference

10.23	Form of Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co. (“AgriFuel”), the purchasers of AgriFuel stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference

10.24	Form of Amendment No. 1 dated August 22, 2007 to Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co., nka Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.25	Form of Series B Stock Subscription Agreement and Stockholder Agreement dated August 22, 2007 among Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.26	Form of Subscription and Investment Agreement (Series C) dated May 15, 2008 among Beacon Energy Corp., the investors identified therein, and Metalico, Inc.; previously filed as Exhibit 10.26 to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference

10.28	Securities Purchase Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference

10.29	Registration Rights Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference

10.30	Form of Senior Unsecured Convertible Note issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.3 to Current Report on Form 8-K filed May 5, 2008 and incorporated herein by reference

10.31	Form of Common Stock Purchase Warrant issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.4 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference

14.1	Code of Business Conduct and Ethics, available on the Company’s website (www.metalico.com) and incorporated herein by reference.

21.1	List of Subsidiaries of Metalico, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)

By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARLOS E. AGÜERO Carlos E. Agüero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	March 14, 2012

/s/ ERIC W. FINLAYSON Eric W. Finlayson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2012

/s/ MICHAEL J. DRURY Michael J. Drury	Executive Vice President and Chief Operating Officer for PGM and Lead Operations and Director	March 14, 2012

/s/ BRET R. MAXWELL Bret R. Maxwell	Director	March 14, 2012

/s/ WALTER H. BARANDIARAN Walter H. Barandiaran	Director	March 14, 2012

/s/ PAUL A. GARRETT Paul A. Garrett	Director	March 14, 2012

/s/ SEAN P. DUFFY Sean P. Duffy	Director	March 14, 2012

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Metalico, Inc.

We have audited the consolidated balance sheets of Metalico, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalico, Inc. and Subsidiaries as of December 31, 2011 and 2010, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ J.H. Cohn LLP

Roseland, New Jersey

March 14, 2012

Metalico, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
	($ thousands)
ASSETS
Current Assets
Cash	$5,932	$3,473
Trade receivables, less allowance for doubtful accounts 2011 — $829; 2010 — $1,027	50,965	55,112
Inventories	85,659	73,454
Prepaid expenses and other current assets	5,250	6,276
Income taxes receivable	3,938	1,386
Deferred income taxes	2,345	4,004

Total current assets	154,089	143,705
Property and equipment, net	91,361	70,215
Goodwill	73,548	69,605
Other intangibles, net	40,228	38,871
Other assets, net	5,667	6,111

Total assets	$364,893	$328,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$5,963	$7,051
Current maturities of other long-term debt	6,687	4,196
Accounts payable	22,040	18,386
Accrued expenses and other current liabilities	4,160	4,561

Total current liabilities	38,850	34,194

Long-Term Liabilities
Senior unsecured convertible notes payable	75,074	79,940
Other long-term debt, less current maturities	41,030	34,775
Deferred income taxes	15,918	6,726
Accrued expenses and other long-term liabilities	2,119	5,557

Total long-term liabilities	134,141	126,998

Total liabilities	172,991	161,192

Commitments and Contingencies (Notes 15 and 16)
Stockholders’ Equity
Common stock	47	46
Additional paid-in capital	182,379	175,094
Retained earnings (accumulated deficit)	9,910	(7,510)
Accumulated other comprehensive loss	(434)	(315)

Total stockholders’ equity	191,902	167,315

Total liabilities and stockholders’ equity	$364,893	$328,507

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	($ thousands, except share data)
Revenue	$660,907	$553,253	$291,733

Costs and expenses
Operating expenses	584,685	477,066	239,647
Selling, general and administrative expenses	29,040	26,482	25,994
Depreciation and amortization	14,610	13,728	13,240
Gain on insurance recovery	—	(513)	—
Gain on acquisition	—	—	(866)

	628,335	516,763	278,015

Operating income	32,572	36,490	13,718

Financial and other income (expense)
Interest expense	(9,358)	(9,837)	(15,315)
Accelerated amortization and other costs related to refinancing of senior debt	—	(3,046)	(542)
Financial instruments fair value adjustment	3,586	(496)	(2,035)
Equity in income (loss) of unconsolidated investee	(46)	28	(3,839)
Gain on debt extinguishment	243	101	8,072
Other income (expense)	142	10	(1,963)

	(5,433)	(13,240)	(15,622)

Income (loss) from continuing operations before provision for income taxes	27,139	23,250	(1,904)
Provision for federal and state income taxes	9,719	9,779	1,736

Income (loss) from continuing operations	17,420	13,471	(3,640)
Discontinued operations:
Income (loss) from operations less applicable (expense) credit for income taxes 2010 $6; 2009 ($162)	—	(9)	195

Net income (loss)	$17,420	$13,462	$(3,445)

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.37	$0.29	$(0.08)
Income (loss) from discontinued operations	—	—	—

Net income (loss)	$0.37	$0.29	$(0.08)

Diluted:
Income (loss) from continuing operations	$0.37	$0.29	$(0.08)
Income (loss) from discontinued operations	—	—	—

Net income (loss)	$0.37	$0.29	$(0.08)

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011, 2010 and 2009

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
	($ thousands)
Balance January 1, 2009	$36	$131,248	$(17,527)	$(785)		$112,972
Sale of 6,000,000 shares of common stock, net of offering costs	6	24,789	—	—	—	24,795
Issuance of 159,393 shares of common stock for amendment to make-whole agreements on acquisition	—	288	—	—	—	288
Termination of redemption option on 500,000 shares of redeemable common stock	—	4,000	—	—	—	4,000
Issuance of 3,708,906 shares of common stock in exchange for convertible notes	4	8,996	—	—	—	9,000
Issuance of 134,665 shares of common stock in exchange for options exercised	—	82	—	—	—	82
Stock based compensation expense, net of deferred tax benefit of $37	—	2,489	—	—	—	2,489
Net loss	—	—	(3,445)	—	(3,445)	(3,445)
Other comprehensive income, net of deferred tax expense of $45	—	—	—	76	76	76

Comprehensive loss					$(3,369)

Balance December 31, 2009	46	171,892	(20,972)	(709)		150,257
Issuance of 127,820 shares of common stock in exchange for options exercised	—	407	—	—	—	407
Stock based compensation expense, net of deferred tax benefit of $44	—	2,795	—	—	—	2,795
Net income	—	—	13,462	—	13,462	13,462
Other comprehensive income, net of deferred tax expense of $212	—	—	—	394	394	394

Comprehensive income					$13,856

Balance December 31, 2010	46	175,094	(7,510)	(315)		167,315
Issuance of 782,763 shares of common stock for business acquisition, net of issuance costs	1	4,628	—	—	—	4,629
Issuance of 109,906 shares of common stock in exchange for options exercised	—	542	—	—	—	542
Stock based compensation expense, net of deferred tax benefit of $58	—	2,115	—	—	—	2,115
Net income	—	—	17,420	—	17,420	17,420
Other comprehensive loss, net of deferred tax benefit of $63	—	—	—	(119)	(119)	(119)

Comprehensive income					$17,301

Balance December 31, 2011	$47	$182,379	$9,910	$(434)		$191,902

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	($ thousands)
Cash Flows from Operating Activities
Net income (loss)	$17,420	$13,462	$(3,445)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,175	11,021	10,318
Amortization	3,523	3,500	3,797
Amortization of note payable and put option discounts	65	67	343
Provision (recovery) for doubtful accounts receivable and loss on vendor advances	237	370	(144)
Deferred income tax provision	8,069	2,732	3,463
Net gain on sale and disposal of property and equipment	(265)	(537)	(29)
Gain on acquisition	—	—	(866)
Gain on legal settlement	—	—	(1,266)
Gain on debt extinguishment	(243)	(101)	(8,072)
Equity in loss (income) of unconsolidated investee	46	(28)	3,839
Financial instruments fair value adjustment	(3,586)	496	2,035
Compensation expense on restricted stock and stock options issued	2,115	2,795	2,489
Excess tax benefit from stock-based compensation	59	44	37
Deferred financing costs expensed	—	2,107	542
Change in assets and liabilities, net of business acquisitions:
(Increase) decrease in:
Trade receivables	6,651	(24,320)	(9,611)
Inventories	(10,995)	(20,873)	(20,249)
Prepaid expenses and other current assets	(1,670)	2,490	6,098
Increase (decrease) in:
Accounts payable, accrued expenses and income taxes receivable	(608)	1,576	(14,995)

Net cash provided by (used in) operating activities	32,993	(5,199)	(25,716)

Cash Flows from Investing Activities
Proceeds from insurance recovery and sale of property and equipment	578	646	333
Purchase of property and equipment	(26,196)	(5,449)	(3,022)
(Increase) decrease in other assets	(455)	220	(269)
Investment in unconsolidated subsidiary	—	(350)	—
Cash paid for business acquisitions, less cash acquired	(1,844)	—	(2,453)

Net cash used in investing activities	(27,917)	(4,933)	(5,411)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	(5,437)	4,623	—
Proceeds from other borrowings	13,049	9,452	612
Principal payments on other borrowings	(10,516)	(4,498)	(50,867)
Proceeds from issuance of common stock on exercised options	542	407	82
Proceeds from other issuance of common stock	—	—	24,795
Excess tax benefit from stock-based compensation	(59)	(44)	(37)
Debt-issuance costs paid	(196)	(1,273)	(1,453)

Net cash (used in) provided by financing activities	(2,617)	8,667	(26,868)

Net increase (decrease) in cash	2,459	(1,465)	(57,995)
Cash:
Beginning	3,473	4,938	62,933

Ending	$5,932	$3,473	$4,938

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

($ thousands, except per share data)

Note 1.    Nature of Business and Summary of Significant Accounting Policies

Nature of business:    Metalico Inc. and subsidiaries (the “Company”) operates in three distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”), and (c) lead metal product fabricating (“Lead Fabricating”). Its operating facilities include twenty scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, six PGM and Minor Metal Recycling facilities and four lead product manufacturing and fabricating plants. The Company markets a majority of its products domestically but maintains several international customers.

Reference should be made to Note 17 regarding discontinued operations of the Company.

A summary of the Company’s significant accounting policies follows:

Use of estimates in the preparation of financial statements:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. The Company uses estimates in determining the reported amounts for reserves for uncollectible accounts receivable and vendor advances, inventory, deferred tax asset and intangible asset valuations, put warrant liability and stock-based compensation. Actual results could differ from those estimates.

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

Effective January 1, 2011, the Company has identified PGM and Minor Metals Recycling as a new reportable segment previously grouped in the Scrap Metal Recycling segment. Certain balance sheet and operating details about the PGM and Minor Metals Recycling segment have been reported in Note 6 — Goodwill and Other Intangibles and Note 18 — Segment Reporting. As such, previous year’s reported information has been adjusted to reflect comparative data.

Trade receivables:    Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The Company generally does not charge interest on past-due amounts or require collateral on trade receivables.

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

Goodwill:    The Company records as goodwill the excess of the purchase price over the fair value of identifiable net assets acquired. Accounting Standards Codification (“ASC”) prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment by comparing the estimated fair value of each reporting unit to its carrying value. The fair value of the reporting units are estimated by discounted cash flows produced by a 5 year forecast. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company performs its annual analysis as of December 31 of each fiscal year.

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

Equity Method of Accounting:    The Company accounts for its unconsolidated subsidiary using the equity method of accounting. Under the equity method, the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition, less distributions received since acquisition. Equity in the losses of the unconsolidated subsidiary is recognized according to the Company’s percentage ownership in the unconsolidated subsidiary until the Company contributed capital has been fully depleted. Reserves are provided where management determines that the investment or equity in earnings is not realizable. Changes in equity in undistributed earnings or losses since acquisition are reflected in financial and other income (expense) in the statements of operations.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

Income taxes:    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.

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

Stock-based compensation:    For employee stock options, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method and recognizes that expense over the service period for awards expected to vest. The fair value of restricted stock awards is determined based on the number of shares granted and the average of the high and low quoted price of the Company’s common stock the date of grant. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

Determining (a) the extent of remedial actions that are or may be required, (b) the type of remedial actions to be used, (c) the allocation of costs among potentially responsible parties (“PRPs”) and (d) the costs of making such determinations, on a site-by-site basis, require a number of judgments and assumptions and are inherently difficult to estimate. The Company utilizes certain experienced consultants responsible for site monitoring, third party environmental specialists, and correspondence and progress reports obtained from the various regulatory agencies responsible for site monitoring to estimate its accrued environmental remediation costs. The Company generally contracts with third parties to fulfill most of its obligations for remedial actions. The time period necessary to remediate a particular site may extend several years, and the laws governing the remediation process and the technology available to complete the remedial action may change before the remedial action is complete. Additionally, the impact of inflation and productivity improvements can change the estimates of costs to be incurred. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies, the nonexistence or inability of other PRPs to contribute to the settlements of such liabilities or other factors could necessitate the recording of additional liabilities which could be material. The majority of the Company’s environmental remediation accrued liabilities are applicable to its now discontinued secondary lead smelting operations.

Earnings (loss) per common share:    Basic earnings (loss) per share (“EPS”) data has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted EPS data has been computed on the basis of the assumed conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the net income (loss) per common share.

Note 2.    Business Acquisitions

Business acquisition (scrap metal recycling segment):    On January 31, 2011, the Company acquired 100% of the outstanding capital stock of Goodman Services, Inc., a Bradford, Pennsylvania-based full service recycling company with additional operations in Jamestown, New York and Canton, Ohio. The acquisition is consistent with the Company’s expansion strategy of penetrating geographically contiguous markets and benefiting from intercompany and operating synergies that are available through consolidation. The purchase price included cash and Metalico common stock among other items of consideration. Funding for the acquisition included a drawdown under the Company’s Credit Agreement. As part of the purchase price for the acquisition, the Company issued 782,763 shares of its common stock, par value $0.001 per share having an aggregate value to the sellers of $4,391 determined at a price per share of $5.61. The results of operations of the business acquired are included in the Company’s scrap metal recycling segment in the consolidated financial statements from the acquisition date forward. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Business acquisition (scrap metal recycling segment):    On December 8, 2009, the Company’s Metalico Youngstown, Inc., subsidiary (“Youngstown”) closed a purchase of substantially all the assets, of Youngstown Iron & Metal, Inc. (“YIM”) and Atlas Recycling, Inc., (“ARI”) value-added processors of recyclable scrap metal feedstocks of ferrous and non-ferrous metals located principally in Youngstown, Ohio. No goodwill was recorded in the transaction. Included in the allocation of the purchase price is a gain of $866 and is reported as a separate item in income from operations. The $866 gain represents a supplier list valued at $850 which is being amortized on a straight line basis over a 10 year life and $16 representing the fair market value of net assets purchased in excess of the purchase price. The purpose of the acquisition was to expand the Company’s scrap metal recycling business within its geographic region. The results of operations acquired are included in the Company’s scrap metal recycling segment in the consolidated financial statements from the acquisition date forward. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements. On June 30, 2010, the Company completed the acquisition when it closed the transfer of the real property in northeastern Ohio used in YIM’s and ARI’s operations.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

Note 3.    Major Customer

Revenues for the years ended December 31, 2011, 2010 and 2009, includes net revenues to the following customer together with the trade receivables due from such customer as of December 31, 2011 and 2010. No other customer accounted for more than 10% of total revenues in any year presented.

	Net Revenues to Customer as a percentage of Total Revenues For the year ended December 31,			Trade Receivable Balance as of December 31,
	2011	2010	2009	2011	2010
Customer A (PGM and Minor Metals Recycling segment)	17.3%	23.6%	18.0%	$2,335	$7,994

Note 4.    Inventories

Inventories as of December 31, 2011 and 2010 were as follows:

	2011	2010
Raw materials	$6,446	$8,125
Work-in-process	3,406	3,927
Finished goods	9,456	6,735
Ferrous scrap metal	33,812	24,093
Non-ferrous scrap metal	32,539	30,574

	$85,659	$73,454

Note 5.    Property and Equipment

Property and equipment as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Land	$10,930	$9,274
Buildings and improvements	30,196	26,041
Office furniture, fixtures and equipment	2,119	1,894
Vehicles and machinery and equipment	100,396	77,381
Construction in progress	3,743	—

	147,384	114,590
Less accumulated depreciation	56,023	44,375

	$91,361	$70,215

For the year ended December 31, 2011, the Company capitalized interest expense of $294 related to the construction of its new shredder facility in Western, New York.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

Note 6.    Goodwill

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill is tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. At December 31, 2011, after the consideration of a 25% control premium, the Company’s market capitalization exceeded total stockholders’ equity. Current economic conditions in industries in which the Company purchases and sells material has produced projected cash flow and operating results sufficient enough to support the carrying values of goodwill recorded in its reporting units. No indicators of impairment were identified for the years ended December 31, 2011, 2010 and 2009. For the year ended December 31, 2011, the Company recorded goodwill of $3,943 in connection with the Goodman Services, Inc., acquisition described in Note 2.

Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Balance, beginning of year	$69,605	$69,301
Acquired during the year	3,943	304

Balance, end of year	$73,548	$69,605

The aggregate carrying of goodwill by segment as of December 31, 2011 and 2010 was as follows:

	Scrap Metal Recycling	PGM and Minor Metal Recycling	Lead Fabrication and Recycling	Consolidated
2011	$43,528	$24,652	$5,368	$73,548
2010	$39,585	$24,652	$5,368	$69,605

For the year ended December 31, 2008, the profitability of individual reporting units suffered from downturns in customer demand and other factors resulting from the global economic crisis including the precipitous decline in commodity prices. Certain individual reporting units were more impacted by these factors than the Company as a whole due to particular demand characteristics for specific commodities which the Company handles. Specifically, the decline in the automotive industry, which drives a significant portion of the demand for PGMs, resulted in exceptional declines in PGM pricing which impacted the fair value of the goodwill recorded in the Company’s PGM reporting units.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

Note 7.    Other Intangible Assets

The Company tests all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier lists. During 2011 and 2010, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets. Indefinite-lived assets are tested for impairment at least annually. Other intangible assets as of December 31, 2011 and 2010 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2011
Covenants not-to-compete	$4,105	$(900)	$3,205
Trademarks and tradenames	6,075	—	6,075
Supplier relationships	39,130	(8,579)	30,551
Know how	397	—	397
Patents and databases	94	(94)	—

	$49,801	$(9,573)	$40,228

2010
Covenants not-to-compete	$4,310	$(3,120)	$1,190
Trademarks and tradenames	6,075	—	6,075
Supplier relationships	37,500	(6,322)	31,178
Know how	397	—	397
Patents and databases	94	(63)	31

	$48,376	$(9,505)	$38,871

The changes in the net carrying amount of amortized intangible and other assets by classifications for the years ended December 31, 2011 and 2010 were as follows:

	Covenants Not-to- Compete	Supplier Relationships	Patents and Databases
2011
Balance, beginning	$1,190	$31,178	$31
Acquisitions/additions	2,427	1,630	—
Amortization	(412)	(2,257)	(31)

Balance, ending	$3,205	$30,551	$—

2010
Balance, beginning	$1,770	$33,297	$63
Acquisitions/additions	—	—	—
Amortization	(580)	(2,119)	(32)

Balance, ending	$1,190	$31,178	$31

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

Amortization expense recognized on all amortizable intangible assets totaled $2,700, $2,731 and $2,951 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated aggregate amortization expense on amortizable intangible and other assets for each of the next five years and thereafter is as follows:

Years Ending December 31:	Amount
2012	$2,680
2013	2,699
2014	2,837
2015	2,834
2016	2,789
Thereafter	19,917

$33,756

Note 8.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2011 and 2010 consisted of the following:

	2011			2010
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental remediation costs	$325	$1,138	$1,463	$216	$1,348	$1,564
Payroll and employee benefits	1,294	606	1,900	1,194	424	1,618
Interest and bank fees	1,087	—	1,087	1,134	—	1,134
Put warrant liability	—	199	199	—	3,785	3,785
Other	1,454	176	1,630	2,017	—	2,017

	$4,160	$2,119	$6,279	$4,561	$5,557	$10,118

Note 9.    Pledged Assets, Short-Term Debt, Long-Term Debt and Warrants

	2011	2010
Short-term debt as of December 31, 2011 and 2010 consisted of the following:
Revolving line-of-credit notes payable under secured credit facility to primary lender, terms as described below	$5,963	$7,051

Long-term debt, excluding senior unsecured convertible notes payable, as of December 31, 2011 and 2010 consisted of the following:
Senior debt:
Revolving line-of-credit payable under secured credit facility with primary lender, terms as described below	$23,852	$28,202
Term loan payable under secured credit facility, with primary lender, due in monthly principal installments of $222 plus interest at the lenders base rate plus a margin (an effective rate of 4.18% at December 31, 2011), maturing March 2013, collateralized by substantially all assets of the Company	3,333	6,000
Note payable to bank, due in monthly installments of $83, including interest at 4.77%, maturing December 2022, collateralized by certain equipment	7,891	—

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

	2011	2010
Note payable to bank, due in monthly installments of $3, including interest at 7.2%, remainder due April 2019, collateralized by a mortgage on real property	201	219
Other, primarily equipment notes payable and capitalized leases for related equipment, interest from 0.0% to 12.4%, collateralized by certain equipment with due dates ranging from 2012 to 2016	7,065	3,094
Subordinated debt (subordinate to debt with primary lenders):
Note payable to selling shareholders in connection with business acquisition, due in monthly installments of approximately $20 plus interest at 5%, due December 2019, unsecured	1,325	1,456
Notes payable to selling shareholders in connection with business acquisition, due in quarterly installments of approximately $156 plus interest at 6.5%, due January 2016, unsecured	2,651	—
Non-compete obligations payable to individuals in connection with business acquisition, due in quarterly installments of $100 plus interest at 6.5%, unsecured	1,399	—

	47,717	38,971
Less current maturities	6,687	4,196

Long-term portion	$41,030	$34,775

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

On January 27, 2011, the Company entered into a Second Amendment (the “2011 Amendment”) to the Credit Agreement. The 2011 Amendment provided for an increase in the maximum amount available under the Credit Agreement to $85,000, including $70,000 under the Revolver (up from $57,000) and an additional term loan (“Term Loan I”) to be available in multiple draws in the aggregate amount of $9,000 earmarked for capital expenditures, primarily the shredder project in suburban Buffalo, New York. The original term loan funded at the closing of the Credit Agreement continues to amortize. The 2011 Amendment increases the advance rate for

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

inventory under the Revolver’s borrowing base formula. LIBOR-based interest rates have been reduced to the current LIBOR rate plus 3.25% (an effective rate of 3.90% as of December 31, 2011) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 4.18% as of December 31, 2011) for term loans. Term Loan I was repaid from the proceeds of the Equipment Financing Agreement described below. The 2011 Amendment also adjusted the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets and extends the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014. The remaining material terms of the Credit Agreement remain unchanged by the 2011 Amendment. As of December 31, 2011, the Revolver had $37,952 available for borrowing and $2,233 outstanding letters of credit. The outstanding balance under the Credit Agreement at December 31, 2011 and December 31, 2010 was $33,148 and $41,253, respectively.

Listed below are the material debt covenants as prescribed by the Credit Agreement.

Fixed Charge Coverage Ratio — trailing twelve month period ended on December 31, 2011 must not be less than covenant.

Covenant	1:1 to 1:0
Actual	1.5 to 1:0

Year 2011 Capital Expenditures — Year 2011 annual capital expenditures must not exceed covenant.

Covenant	$25,000
Actual year to date	$27,578

As of December 31, 2011, the Company exceeded its Capital Expenditures covenant and subsequently received waivers from the lender syndicate under the Credit Agreement and from the lender under Equipment Finance Agreement described below.

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

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. providing up to $10,418. Through December 31, 2011, the Company had drawn down a total of $7,891 of which $6,585 was used to repay the Term Loan I under the Credit Agreement. The loan is secured by the new shredder and related equipment. The loan bears interest at 4.77% and

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

requires monthly payments of $83 beginning January 2012 and matures December 2022. The Equipment Financing Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lenders. As of December 31, 2011, the outstanding balance under the loan was $7,891 and had remaining availability of $2,527.

Senior Unsecured Convertible Notes Payable:

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of the Company’s common stock (“Note Shares”). The Notes are convertible to common stock at all times at the option of the holder. The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes at par and (ii) an optional redemption right exercisable by the Company beginning on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.

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

Listed below is the material debt covenant as prescribed by the Notes. As of December 31, 2011, the Company was in compliance with such covenant.

Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed covenant.

Covenant	3.5 to 1.0
Actual	1.0 to 1.0

Convertible Note Exchanges

On September 28, 2011, the Company repurchased convertible notes totaling $5,000 for $4,463 using proceeds of the Revolver described above resulting in a gain of $243, net of $68 in unamortized warrant discount (discussed in Note 11) and $226 in unamortized deferred financing costs.

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

As of December 31, 2011 and 2010, the outstanding balance on the Notes was $75,074 (net of $1,036 in unamortized discount related to the original fair value of warrants issued with the Notes) and $79,940 (net of $1,170 unamortized discount), respectively.

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of December 31, 2011 are as follows:

Years ending December 31:	Amount
2012	$12,650
2013	4,169
2014	103,252
2015	3,042
2016	1,593
Thereafter	5,084

$129,790

Note 10.    Accumulated Other Comprehensive Loss

Total comprehensive income (loss) is reported in the accompanying statements of stockholders’ equity. Information related to the components, net of tax, of other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 is as follows.

	2011	2010	2009
Change in funded status of defined benefit pension plan	$(119)	$22	$85
Adjustment for realized loss on interest rate swap	—	372	—
Unrealized loss on interest rate swap, net of income tax benefit of 2009 $5	—	—	(9)

	$(119)	$394	$76

The components of accumulated other comprehensive loss, net of tax, as of December 31, 2011 and 2010 are as follows:

	2011	2010
Funded status of defined benefit pension plan	$(434)	$(315)

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

Note 11.    Capital Stock

Capital stock voting rights, par value, dividend features and authorized, issued and outstanding shares are summarized as follows as of December 31, 2011 and 2010:

	2011		2010
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Preferred stock, voting, $.001 par value	10,000,000	—	10,000,000	—
Common stock, voting, $.001 par value	100,000,000	47,467,897	100,000,000	46,559,878

Each outstanding share of common stock entitles the record holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are also entitled to dividends when and if declared by the Company’s Board of Directors.

The Board of Directors of Metalico, Inc. is authorized to issue preferred stock from time to time in one or more classes or series thereof, each such class or series to have voting powers (if any), conversion rights (if any), dividend rights, dividend rate, rights and terms of redemption, designations, preferences and relative, participating, optional or other special rights and privileges, and such qualifications, limitations or restrictions thereof, as shall be determined by the Board and stated and expressed in a resolution or resolutions of the Board providing for the issuance of such preferred stock. The Board is further authorized to increase (but not above the total number of authorized shares of the class) or decrease (but not below the number of shares of any such series then outstanding) the number of shares in any series, the number of which was fixed by it, subsequent to the issuance of shares of such series then outstanding, subject to the powers, preferences, and rights, and the qualifications, limitations, and restrictions of such preferred stock stated in the resolution of the Board originally fixing the number of shares of such series

Stock Purchase Warrants:

In conjunction with the issuance of the Notes in May 2008, Note Purchasers were issued a total of 250,000 warrants for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The Company also issued warrants to purchase 1,169,231 shares of the Company’s common stock at an exercise price of $12.65 per share (subject to adjustment) with a term of six years in connection with a private placement of the Company’s common stock in March 2008. Both sets of warrants (the “Put Warrants”) provide that, in the event of a change of control, at the request of the holder delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the warrant from the requesting holder by paying the holder, within five (5) business days of such request (or, if later, on the effective date of the change of control), cash in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control. At December 31, 2011, all 1,419,231 warrants were outstanding.

These warrants are accounted for as long-term liabilities and marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustments” in the statements of operations. At each balance sheet date, any change in the calculated fair market value of the warrant obligations must be recorded as additional expense or other income.

At December 31, 2011 and 2010, the estimated fair value of the liability related to the outstanding Put Warrants was $199 and $3,785, respectively. The change in fair value of the warrant liability resulted in income of $3,586 for the year ended December 31, 2011 and expense of $496 and $2,877 for the years ended December 31, 2010 and 2009, respectively. See Note 22 regarding fair value measurements.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

Note 12.    Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Inventories	$2,734	$3,363
Accrued expenses	1,733	1,174
Accounts receivable	495	657
Loss carryforwards for state purposes	3,198	3,448
Intangible assets	—	1,534
Basis in subsidiary stock	2,707	2,294

	10,867	12,470
Less valuation allowance	(3,729)	(3,496)

	7,138	8,974

Deferred tax liabilities:
Property and equipment	(15,714)	(8,674)
Gain on debt extinguishment	(2,868)	(2,825)
Intangible assets	(2,105)	—
Prepaid expenses	(220)	(197)

	(20,907)	(11,696)

	$(13,769)	$(2,722)

The net change in the total valuation allowance was an increase of $233 in 2011 and a decrease of $299 in 2010. The valuation allowance at December 31, 2011 was primarily related to state tax credits, state net operating loss carryforwards, and certain investments that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2011, the Company has net operating loss carryforwards for state income tax purposes of $41,506 which are available to offset future state taxable income, if any, through 2031.

At December 31, 2011, the Company has credit carryforwards for state income tax purposes of $1,844 which are available to offset future state tax expense, if any.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

The provision (credit) for income taxes for the years ended December 31, 2011, 2010 and 2009, consisted of the following:

	2011	2010	2009
Continuing operations:
Current — Federal	$1,050	$6,525	$(3,951)
Current — State	513	625	81

Total Current	1,563	7,150	(3,870)

Deferred — Federal	7,364	2,161	4,182
Deferred — State	792	468	1,424

Total Deferred	8,156	2,629	5,606

Total tax expense	$9,719	$9,779	$1,736

The income tax provision (credit) attributable to income from continuing operations differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2011, 2010 and 2009, due to the following:

	2011	2010	2009
Computed statutory tax expense (credit)	$9,499	$8,134	$(586)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	755	450	(68)
Fair market adjustments	(1,255)	183	900
Share based payment adjustments	539	644	636
Non-deductible items	(121)	43	124
Change in valuation allowance	(194)	(300)	585
Change in uncertain tax positions	571	—	—
Other, net	(75)	625	145

	$9,719	$9,779	$1,736

The Company adopted the provisions included in ASC Subtopic 740-10 on January 1, 2009. No activity in unrecognized tax benefits occurred in the years ended December 31, 2010 and 2009. A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the year ended December 31, 2011 is as follows:

2011
Balance, January 1,	$—
Increase related to prior year tax positions	330
Increase related to current year tax positions	22

Balance, December 31,	$352

Included in the balance of total unrecognized tax benefits at December 31, 2011 are potential benefits of $352, that if recognized, would affect the effective rate on income from continuing operations.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

The Company, including its domestic subsidiaries, files consolidated federal and state income tax returns. For years before 2007, the Company is no longer subject to U.S. federal or state income tax examinations. The New York Department of Revenue commenced an examination of the Company’s income tax returns for 2006 — 2009 and the Internal Revenue Service commenced an examination of the Company’s income tax returns for 2008 and 2009 in 2011. The Company does not expect a significant change in the uncertain tax positions in the next twelve months. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Interest expense recognized related to uncertain tax positions amounted to $103 in 2011, $0 in 2010, and $0 in 2009 and penalties amounted to $116 in 2011, $0 in 2010, and $0 in 2009. Total accrued interest and penalties as of December 31, 2011 was $219, and were included in income tax expense.

Note 13.    Stock-Based Compensation Plans

The Company established the 2006 Long-Term Incentive Plan (the “2006 Plan”) which allows for a number of shares of the Company’s common stock equal to up to 10% of the total issued and outstanding amount of common shares and common share equivalents to be issued upon the exercise of stock based awards granted to officers, consultants, board members and certain other employees from time to time. The purpose of the 2006 Plan is to attract and retain qualified individuals and to align their interests with those of the stockholders by providing certain employees of the Company and its affiliates and members of the Board with the opportunity to receive stock-based and other long-term incentive grants. The 2006 Plan is administered by the Compensation Committee of the Board of Directors. Awards may be granted in various forms, including options, warrants, appreciation rights, restricted stock and common stock and are granted based upon several factors, including seniority, job duties and responsibilities, job performance and overall Company performance. Awards vest over a period as determined by the Compensation Committee.

Stock Options

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

A summary of the status of the fixed stock option awards at December 31, 2011, 2010 and 2009, and changes during the years ended on those dates is as follows:

	2011		2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,350,993	$7.19	2,101,632	$7.74	1,640,009	$8.74
Granted	87,500	5.91	602,000	3.79	679,382	3.98
Exercised	(109,906)	4.93	(127,820)	3.17	(134,665)	0.61
Expired	(150,971)	6.57	(224,819)	5.47	(83,094)	8.28

Outstanding at end of year	2,177,616	7.30	2,350,993	7.19	2,101,632	7.74

Exercisable at end of year	1,722,940 (a)	8.20	1,386,640	8.81	1,105,397	8.03
Weighted-average fair value per option granted during the year	$4.15		$2.52		$2.68
Stock-based compensation expense related to stock options recorded in selling, general and administrative expense	$1,700		$2,292		$1,975

(a)

As of December 31, 2011, there was $1,147 of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of options vested during the year ended December 31, 2011 was $1,997.

For the years ended December 31, 2011, 2010 and 2009, the fair value of each award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants:

	2011	2010	2009
Weighted average risk-free interest rates(1):	2.13%	1.59%	2.43%
Weighted average expected life (in years)(2):	5.0	5.0	4.7
Weighted average expected volatility(3):	84%	84%	84%
Expected dividend yield:	—	—	—

(1)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

(2)	The expected life of stock options is estimated based on historical experience.

(3)	Expected volatility is based on the average of historical volatility determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.

	As of and for the Year Ended December 31 Aggregate Intrinsic Value
	2011	2010	2009
Options outstanding	$—	$2,525	$841
Options exercisable	$—	$723	$301
Options exercised	$97	$241	$308

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

A further summary about awards outstanding at December 31, 2011, was as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in yrs)	Number Exercisable	Weighted- Average Remaining Contractual Life (in yrs)
$ 3.51	482,625	3.6	214,500	3.6
3.83	750	3.8	313	3.8
3.83	5,000	4.6	555	4.6
3.88	474,980	2.6	367,841	2.6
4.58	115,497	2.9	79,439	2.9
4.68	15,000	3.4	7,917	3.4
5.50	20,000	4.1	5,556	4.1
5.91	2,500	4.4	555	4.4
5.99	60,000	3.2	60,000	3.2
6.22	60,000	4.2	45,000	4.2
6.29	15,000	0.3	15,000	0.3
7.56	5,000	0.7	5,000	0.7
7.74	333,055	0.6	333,055	0.6
8.48	10,000	0.5	10,000	0.5
9.86	2,153	1.0	2,153	1.0
10.36	4,306	1.0	4,306	1.0
10.40	1,000	0.8	1,000	0.8
14.02	570,750	1.5	570,750	1.5

Total	2,177,616	2.3	1,722,940	2.0

Stock options outstanding that have vested, are expected to vest and are not expected to vest as of December 31, 2011 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in years
Vested	1,722,940	$8.20	2.0
Expected to vest	411,417	$3.88	3.4

	2,134,357	$7.27	2.3

Not expected to vest	43,259	$3.77	3.4

At December 31, 2011, there were no stock options with intrinsic value as the exercise prices were higher than the closing price of the Company’s common stock on December 31, 2011 of $3.29.

Deferred Stock

On April 19, 2011, the Company granted 247,800 shares of deferred common stock to employees with a fair value of $5.37 per share. The stock will vest and be issued annually over a three-year period. One third of the granted shares will be issued to eligible employees on each annual vesting date. The Company will recognize

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

compensation expense ratably over the three-year period. The first annual vesting date is March 1, 2012. An additional 88,200 of deferred shares were granted in the year ended December 31, 2011 to four new management employees hired during the year and will vest quarterly over a three-year period from the respective date of hire.

A summary of the status of the fixed restricted stock awards at December 31, 2011, 2010 and 2009, and changes during the years ended on those dates is as follows:

	2011		2010		2009
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	5,625	$4.78	152,065	$10.18	157,960	$10.20
Stock awards granted	336,000	5.28	7,500	4.78	—	—
Stock awards cancelled\forfeited	(11,600)	5.37	(666)	10.52	(5,895)	10.76
Stock awards vested and issued	(17,850)	5.38	(153,274)	10.11	—	—

Outstanding at end of year	312,175	$5.26	5,625	$4.78	152,065	$10.18

Stock-based compensation expense related to stock awards recorded in selling, general and administrative expense	$415		$503		$513

As of December 31, 2011, there was $1,269 of unrecognized compensation costs related to non-vested stock awards that is expected to be recognized over a weighted-average period of 2.3 years.

Note 14.    Pension Plans

At December 31, 2011, the Company has two defined-contribution 401(k) pension plans, one for employees not covered by a collective bargaining agreement (Non-union), and one for employees at its Granite City, Illinois plant covered by a collective bargaining agreement (Union). The plans offer substantially all employees a choice to elect to make contributions pursuant to salary reduction agreements upon attaining certain age and length-of-service requirements. Under the Non-union plan, the Company may make matching contributions on behalf of the participants of the plan, not to exceed 100% of the amount of each participant’s elective salary deferral, up to a maximum percentage of a participant’s compensation as defined by the plan. Under the Union plan, and in accordance with its labor contract that covers the Company’s union employees at the Granite City, Illinois plant, Company contributions are required based on a specified rate per month. On March 18, 2009, the Company suspended its matching contributions to the Non-union 401(k) plan. During 2011, the Company re-instituted its matching contribution and matched participant contributions under the Non-union plan at 100% of participants elective salary deferrals, up to a maximum 2%. For the Union plan, the Company matched participant contributions up to the maximum required under the union collective bargaining agreement. The Non-union and Union plans also provide a profit sharing component where the Company can make a discretionary contribution to the plans, which is allocated based on the compensation of eligible employees. No profit sharing contributions were made for 2011, 2010 and 2009. Company matching and profit-sharing contributions are subject to vesting schedules, and forfeitures are applied to reduce Company contributions. Participants are immediately vested in their elective contributions. Combined 401(k) and pension expense for the years ended December 31, 2011, 2010 and 2009 was approximately $290, $161 and $291, respectively.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

In connection with a 2004 business acquisition, the Company assumed plan sponsorship of a frozen defined benefit pension plan at the Granite City, Illinois plant covering substantially all hourly employees at such location. The Company uses a December 31 measurement date for the defined benefit pension plan.

Information relative to this defined benefit pension plan, as of and for the years indicated, is presented as follows:

Obligations and Funded Status

	2011	2010
Changes in benefit obligations:
Obligations at beginning of year	$1,028	$988
Interest cost	54	56
Actuarial loss	182	49
Benefits paid	(65)	(65)

Obligations at end of year	$1,199	$1,028

Changes in plan assets:
Fair value of assets at beginning of year	$605	$534
Actual return on assets	14	76
Company contributions	71	60
Benefits paid	(65)	(65)

Fair value of assets at end of year	$625	$605

Funded status (plan assets less than benefit obligations) at end of year	$(574)	$(423)

Amounts not yet recognized:
Unrecognized net loss	$722	$539

Accumulated benefit obligation	$1,199	$1,028

	2011	2010	2009
Components of Net Periodic Benefit Cost and Additional Information
Components of net periodic benefit cost:
Interest cost	$54	$56	$58
Expected return on plan assets	(42)	(39)	(34)
Amortization of actuarial loss	28	48	62

Net periodic benefit cost	$40	$65	$86

Additional information:
Unrecognized actuarial loss included in other comprehensive income, net of tax	$(119)	$22	$85
Assumptions
Weighted-average assumptions used in computing ending obligations:
Discount rate	4.50%	5.30%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Weighted-average assumptions used in computing net cost:
Discount rate	5.30%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.00%	7.50%	7.50%

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

Using the asset allocation policy as currently in place for the defined benefit pension plan (60% in total equity securities — 45% large/mid cap stocks and 15% small cap stocks; 40% in fixed income securities), the Company determined the expected rate of return at a 50% probability of achievement level based on forward-looking rate of return expectations for passively-managed asset categories over a 20-year time horizon which produced an expected rate of return of 6.67% which was rounded to 7.00%.

Plan Assets

	Percentage of Plan Assets at December 31,
Asset Category	2011	2010
Equity securities	61%	60%
Debt securities	38%	38%
Other	1%	2%

Total	100%	100%

For the purposes of fair value measurement, all plan assets are considered to be Level 1, having quoted prices in active markets.

Cash Flows

The Company expects to contribute approximately $102 to its defined benefit pension plan in the year ended December 31, 2012.

The following benefit payments are expected to be paid:

Years Ending December 31:	Amount
2012	$79
2013	79
2014	76
2015	78
2016	75
Years 2017-2022	399

Note 15.    Lease Commitments

The Company leases administrative and operations space under non-cancelable operating lease agreements that expire between 2012 and 2018, and require various minimum annual rentals. In addition, certain leases also require the payment of property taxes, normal maintenance, and insurance on the properties. The Company also leases certain vehicles and equipment under non-cancelable operating lease agreements that expire between 2012 and 2021.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

The approximate minimum rental commitment as of December 31, 2011, excluding executory costs, is due as follows:

Years Ending December 31:	Amount
2012	$1,568
2013	901
2014	734
2015	728
2016	708
Thereafter	1,923

$6,562

Total rental expense for the years ended December 31, 2011, 2010 and 2009, was $2,689, $2,124, and $1,806, respectively.

Note 16.    Other Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of December 31, 2011 and 2010, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $1,463 and $1,564, respectively. No further remediation is anticipated. Of the $1,463 accrued as of December 31, 2011, $325 is reported as a current liability and the remaining $1,138 is estimated to be paid as follows: $79 from 2013 through 2015, $84 from 2016 through 2017 and $975 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee, and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

The Company and its subsidiaries are at this time in material compliance with all of their obligations under all pending consent orders in College Grove, Tennessee and the greater Tampa area.

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

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

Employee Matters

As of December 31, 2011, approximately 6% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Twenty-six employees located at the Company’s Lead Fabricating facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty-three employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. On May 9, 2011, the Company ratified a new three-year agreement with the United Steelworkers of America which will expire on March 15, 2014. On July 8, 2011, the Company ratified a new three-year agreement with the Regional Joint Board which will expire on June 25, 2014.

Aggregate retirement plan contributions for union employees for the years ended December 31, 2011, 2010 and 2009 amounted to $71, $83 and $69 respectively.

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 17.    Discontinued Operations

Effective January 1, 2011, the Company reports environmental monitoring and maintenance of its previously discontinued operations in other expense and no longer reports the activity in discontinued operations separately as amounts are deemed immaterial.

On May 31, 2006, the Company sold substantially all of the lead smelting assets of its GCR subsidiary, in Tampa, Florida. It no longer conducts lead smelting and refining operations. The income (loss) from the GCR discontinued subsidiary, for the years ended December 31, 2010 and 2009, consisted of the following:

	2010	2009
Revenue	$—	$—
Costs and expenses	21	252

Operating loss	(21)	(252)
Other income	1	473

	$(20)	$221

During 2003, the Company’s Board of Directors approved a plan for the shutdown of operations and closure of its secondary lead smelting and refining plant in College Grove, Tennessee (Metalico-College Grove, Inc.).

The income from the Metalico-College Grove, Inc. discontinued subsidiary for the years ended December 31, 2010 and 2009 consisted of the following:

	2010	2009
Revenue	$—	$—
Costs and expenses	27	186

Operating loss	(27)	(186)
Other income	32	322

	$5	$136

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

On December 15, 2009, the Company sold the property on which the former secondary lead smelting and refining facility was located for $800. After closing costs, the Company recorded a gain of $320 on the sale.

Note 18.    Segment Reporting

Effective January 1, 2011, the Company has defined three reportable segments: Scrap Metal Recycling, PGM and Minor Metals Recycling and Lead Fabricating. The operations of the PGM and Minor Metals Recycling segment were previously reported under the Scrap Metal Recycling segment for the years ended December 31, 2010 and 2009. The information reported below has been adjusted to reflect comparative information. The reportable segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the years ended December 31, 2011, 2010 and 2009 for these reportable segments.

	Scrap Metal Recycling	PGM and Minor Metals Recycling	Lead Fabricating	Corporate and Other	Consolidated
2011
Revenues from external customers	$389,067	$199,248	$72,592	$—	$660,907
Operating income (loss)	23,664	7,414	2,241	(747)	32,572
Depreciation and amortization expense	12,020	1,134	1,386	70	14,610
Interest expense	6,403	2,428	134	393	9,358
Total assets	242,391	73,795	36,630	12,077	364,893
Capital expenditures on property and equipment, including accrued purchases	26,105	425	975	73	27,578
Acquired goodwill	3,943		—	—	3,943

2010
Revenues from external customers	$297,346	$190,545	$65,362	$—	$553,253
Operating income (loss)	24,130	11,446	1,110	(196)	36,490
Depreciation and amortization expense	10,880	1,118	1,691	39	13,728
Interest expense including accelerated amortization and other costs related to refinancing of senior debt	5,955	783	43	6,102	12,883
Total assets	201,931	73,457	41,414	11,705	328,507
Capital expenditures on property and equipment	4,048	513	757	131	5,449
Acquired goodwill	304	—	—	—	304

2009
Revenues from external customers	$145,813	$83,425	$62,495	$—	$291,733
Operating income (loss)	11,223	1,630	2,713	(1,848)	13,718
Depreciation and amortization expense	10,530	1,021	1,662	27	13,240
Gain on acquisition	(866)	—	—	—	(866)
Interest expense, including accelerated amortization and other costs related to refinancing of senior debt	7,585	2,573	95	5,604	15,857
Total assets	180,156	61,059	36,195	19,291	296,701
Capital expenditures on property and equipment acquired in business acquisitions	2,770	—	—	—	2,770
Capital expenditures on other property and equipment	1,974	503	501	44	3,022
Acquired intangible assets	899	50	—	—	949

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

The Company’s revenue by product line or service for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	2011	2010	2009
Scrap Metal Recycling:
Ferrous metals	$233,863	$163,984	$74,211
Non-ferrous metals	149,378	130,135	67,859
Other scrap services	5,826	3,227	3,743

	389,067	297,346	145,813

PGM and Minor Metal Recycling:
Platinum group metals	150,998	159,667	69,357
Minor metals	48,250	30,878	14,068

	199,248	190,545	83,425
Lead Fabrication	72,592	65,362	62,495

	$660,907	$553,253	$291,733

Note 19.    Investment

As of December 31, 2011 and 2010, the Company held a non-controlling interest in Beacon Energy Holdings, Inc. (“Beacon”) a company organized to produce and market biofuels refined from waste vegetable oil, fats, and agricultural feedstocks. The operations of Beacon prior to June 30, 2008 were consolidated into the operating results of the Company with an elimination of the noncontrolling interests share. Subsequent to June 30, 2008, the investment has been accounted for as an equity method investment due to a reduction in the Company’s ownership percentage resulting from additional investments made by unrelated investors into Beacon on that date. At December 31, 2009, the Company determined the carrying value of its investment in Beacon was not recoverable due to expiration of federal renewable energy tax credits, low product demand, rising feedstock costs and diminished working capital balances at year end. For the year ended December 31, 2009, the Company reported a loss from unconsolidated subsidiaries totaling $3,839 comprised of its respective share in the equity of Beacon’s net loss for the year ended December 31, 2009 of $1,235 and the write down of carrying value of $2,604. At December 31, 2011 and 2010, the carrying amount of the investment in Beacon was $0. The Company is not obligated to fund any of Beacon’s future losses. On February 8, 2011, Beacon completed a merger with Environmental Quality Management, Inc. (“EQM”) through the issuance of common shares to EQM. As a result, the Company’s ownership in Beacon was reduced to 5.9% and Beacon changed its name to “EQM Technologies & Energy, Inc.”

Note 20.    Statements of Cash Flows Information

The Company made net cash payments (received refunds) for income taxes of approximately $4,283, $2,149 and ($9,318) (net of refunds (payments) $598, $5,641 and ($161)) and for interest of approximately $8,549, $9,117 and $14,605 during the years ended December 31, 2011, 2010 and 2009, respectively.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

The following describes the Company’s noncash investing and financing activities:

	2011	2010	2009
Issuance of common stock for business acquisition (see Note 2)	$4,391	$—	$—
Issuance of short and long-term debt for business acquisitions	4,964	—	1,842
Repayment of debt with new borrowings	6,585	44,109	—
Reduction of seller note payable on settlement of final working capital receivable	125	350	—
Accrued purchases of capital equipment	1,382	—	—
Trade-in allowances on new equipment purchases	87	593	—
Issuance of common stock on debt conversion	—	—	9,000
Issuance of note receivable for sale of assets	—	—	640
Termination of redemption option on redeemable common stock	—	—	4,000
Change in fair value of interest rate swap contract, net of deferred tax	—	—	9
Change in funded status of pension plan, net of deferred tax	119	(22)	(85)

Note 21.    Earnings (loss) Per Share

Following is information about the computation of the earnings (loss) per share (EPS) for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations	$17,420	47,349,376	$0.37

Effect of Dilutive Securities
Non-vested restricted shares	—	3,190
Stock options	—	23,568

Diluted EPS
Income from continuing operations	$17,420	47,376,134	$0.37

	Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Income from continuing operations	$13,471	46,454,177	$0.29

	Year Ended December 31, 2009
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Loss from continuing operations	$(3,640)	41,200,895	$(0.08)

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. As of December 31, 2011, there were 1,083,764 options, 326,800 restricted shares, 1,419,231 warrants and 5,436,418 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

As of December 31, 2010, there were 1,156,095 options, 1,424,231 warrants and 5,793,605 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

As of December 31, 2009, there were 1,991,548 options, 1,334,231 warrants and 5,829,320 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Note 22.    Fair Value Disclosure

Accounting Standard Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value of expected cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot usually be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. ASC Topic 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts disclosed do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, trade receivables, accounts payable and accrued liabilities:    The carrying amounts approximate the fair value due to the short maturity of these instruments.

Notes payable and long-term debt:    The carrying amount is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities. The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The Notes are included in the balance sheet as of December 31, 2011 at $75,074 which is inclusive of unamortized discount of $1,036. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028.

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

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of:

	December 31, 2011
Liabilities	Level 1	Level 2	Level 3	Total
Put Warrants	—	—	$199	$199

	December 31, 2010
Liabilities	Level 1	Level 2	Level 3	Total
Put Warrants	—	—	$3,785	$3,785

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants:    The Put Warrants are valued using the Black-Scholes method. The average value per outstanding warrant at December 31, 2011 is computed to be $0.14 using a discount rate of 0.36% and an average volatility factor of 58.2%. The average value per outstanding warrant at December 31, 2010 is computed to be $2.67 using a discount rate of 1.52% and an average volatility factor of 93.9%. In both cases, the underlying value per share of common stock of the Company was the year end public stock price and the expected life was the contractual term of the Put Warrants.

ASC Topic 820 requires a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. For these Level 3 assets, the reconciliation is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2011	Year Ended December 31, 2010
	Put Warrants	Put Warrants
Beginning balance	$3,785	$3,289
Total unrealized (gain) loss included in earnings	(3,586)	496

Ending balance	$199	$3,785

The amount of (gain) loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$(3,586)	$496

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

($ thousands, except per share data)

Note 23.    Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 915-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. Currently, the Company does not enter into any right of offset arrangements and expects implementation to have little or no impact.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles — Goodwill and Other — Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of their reporting units when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. An entity also has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, which is included in ASC 220, Presentation of Comprehensive Income. This update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

Note 24.    Subsequent Events

On February 17, 2012, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment provides for an increase in the maximum amount available under the Credit Agreement to approximately $113,000 including $110,000 under the revolving credit facility (up from $70 million). LIBOR-based interest rates for revolving loans have been reduced by 0.5% to the current LIBOR rate plus 2.75%. The Fifth Amendment also adjusts the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets. The maturity date will be extended from January 23, 2014 to February 17, 2016, so long as, as of December 31, 2013, the aggregate outstanding principal balance of the Company’s 7% Convertible Notes is not more than $15,000 and the Company meets certain availability tests. The Fifth Amendment also permits the Company, in its discretion, (i) to spend, subject to certain availability tests, up to $25,000 in the aggregate to redeem outstanding Convertible Notes, and (ii) to exchange equity for outstanding Convertible Notes. The remaining material terms of the Credit Agreement remain unchanged by the Fifth Amendment.

Exhibit Index

Exhibit	Description
10.11	Fifth Amendment dated February 27, 2012 to Credit Agreement dated as of February 26, 2010 between and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers or guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto

10.13	Equipment Financing Agreement dated December 12, 2011 as amended by Amendment No. 1 dated February 17, 2012 between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender.

21.1	List of Subsidiaries of Metalico, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

E-1