Form 10-Q
period 2012-03-31
METALICO INC
filed 2012-05-03
CIK 1048685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of Common stock, par value $.001, outstanding as of April 27, 2012: 47,556,074

METALICO, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and December 31, 2011

	March 31, 2012 (Unaudited)	December 31, 2011 (Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$5,583	$5,932
Trade receivables, less allowance for doubtful accounts 2012 - $829; 2011 - $829	77,555	50,965
Inventories	74,956	85,659
Prepaid expenses and other current assets	6,177	5,250
Income taxes receivable	—	3,938
Deferred income taxes	2,345	2,345

Total current assets	166,616	154,089
Property and equipment, net	95,450	91,361
Goodwill	74,151	73,548
Other intangibles, net	39,554	40,228
Other assets, net	5,631	5,667

Total assets	$381,402	$364,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$8,357	$5,963
Current maturities of other long-term debt	6,979	6,687
Accounts payable	23,710	22,040
Accrued expenses and other current liabilities	5,132	4,160

Total current liabilities	44,178	38,850

Long-Term Liabilities
Senior unsecured convertible notes payable	72,129	75,074
Other long-term debt, less current maturities	52,166	41,030
Deferred income taxes	16,155	15,918
Accrued expenses and other long-term liabilities	2,233	2,119

Total long-term liabilities	142,683	134,141

Total liabilities	186,861	172,991

Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common stock, par value $0.001, authorized shares of 100,000,000; issued and outstanding shares of 47,556,074 and 47,467,897, respectively	47	47
Additional paid-in capital	182,802	182,379
Retained earnings	12,126	9,910
Accumulated other comprehensive loss	(434)	(434)

Total stockholders’ equity	194,541	191,902

Total liabilities and stockholders’ equity	$381,402	$364,893

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2012 and 2011

	$00,000,000	$00,000,000
	2012	2011
	(Unaudited) ($ thousands, except share data)
Revenue	$164,085	$181,967

Costs and expenses
Operating expenses	146,887	153,643
Selling, general, and administrative expenses	7,328	8,020
Depreciation and amortization	3,975	3,320

	158,190	164,983

Operating income	5,895	16,984

Financial and other income (expense)
Interest expense	(2,312)	(2,453)
Gain on debt extinguishment	93	—
Financial instruments fair value adjustment	(152)	(81)
Other	4	(24)

	(2,367)	(2,558)

Income before income taxes	3,528	14,426
Provision for federal and state income taxes	1,312	5,663

Net income	$2,216	$8,763

Earnings per common share:
Basic	$0.05	$0.19

Diluted	$0.05	$0.19

Weighted Average Common Shares Outstanding:
Basic	47,495,380	47,095,914

Diluted	47,496,755	47,219,740

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2012 and 2011

	$00,000,000	$00,000,000
	2012	2011
	(Unaudited) ($ thousands)
Net income	$2,216	$8,763
Other comprehensive income/(loss), net of tax	—	—

Comprehensive income	$2,216	$8,763

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

	2012	2011
	(Unaudited) ($ thousands)
Cash Flows from Operating Activities
Net income	$2,216	$8,763
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,213	3,859
Excess tax benefit from stock-based compensation	24	—
Equity in loss (income) of unconsolidated investee	10	—
Compensation expense on restricted stock and stock options issued	417	584
Gain on debt extinguishment	(93)	—
Net gain on sale and disposal of property and equipment	(2)	(322)
Financial instruments fair value adjustment	152	81
Other non-cash charges	14	40
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(26,590)	(19,428)
Inventories	11,176	6,313
Prepaid expenses and other current assets	3,412	2,241
Increase in:
Accounts payable, accrued expenses, and income taxes payable	2,191	6,962

Net cash (used in) provided by operating activities	(2,860)	9,093

Cash Flows from Investing Activities
Proceeds from sale and insurance recovery on property and equipment	3	558
Purchase of property and equipment	(6,762)	(6,030)
Cash paid for business acquisitions, less cash acquired	(1,500)	(1,836)
Decrease in other assets	72	9

Net cash used in investing activities	(8,187)	(7,299)

Cash Flows from Financing Activities
Net borrowings under revolving lines-of-credit	11,970	337
Proceeds from other borrowings	3,654	1,272
Principal payments on other borrowings	(4,538)	(1,344)
Debt issuance costs paid	(400)	(196)
Excess tax benefit from stock-based compensation	(24)	—
Proceeds from issuance of common stock on exercised options	36	146

Net cash provided by financing activities	10,698	215

Net (decrease) increase in cash	(349)	2,009
Cash:
Beginning	5,932	3,473

Ending	$5,583	$5,482

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ thousands, except per share data)

(Unaudited)

Note 1 — General

Business

Metalico, Inc. and subsidiaries (the “Company”) operates in three distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”), and (c) lead metal product fabricating (“Lead Fabricating”). Its operating facilities include twenty-one scrap metal recycling facilities, including a combined aluminum de-oxidizing plant; six PGM and Minor Metal Recycling facilities and four lead product manufacturing and fabricating plants. The Company markets a majority of its products domestically but maintains several international customers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the periods presented.

Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited balance sheet as of that date included in the Form 10-K

Recent Accounting Pronouncements

On January 1, 2012, the Company adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements. Also, in December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).

On January 1, 2012, the Company adopted Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the balance sheet but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in stockholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

Note 2 — Business Acquisitions

Business acquisition (scrap metal recycling segment): On February 29, 2012, the Company acquired 100% of the outstanding capital stock of Skyway Auto Parts, Inc., an auto dismantler located in Buffalo, New York. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby in suburban Buffalo, New York. The purchase price was paid entirely in cash using a drawdown under the Company’s Credit Agreement. The financial statements include a preliminary purchase price allocation which resulted in $603 of goodwill. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

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

Note 3 — Major Customer

Revenues for the three months ended March 31, 2012 and 2011, include revenue from net sales to a particular customer of our PGM and Minor Metals Recycling segment (which at times has accounted for 10% or more of the total revenue of the Company), together with trade receivables due from such customer as of March 31, 2012 and December 31, 2011.

	Net Revenues from Customer as a percentage of Total Revenues		Trade Receivable Balance as of
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	March 31, 2012	December 31, 2011
Customer A	6%	21%	$2,676	$2,335

Note 4 — Inventories

Inventories as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Raw materials	$7,953	$6,446
Work-in-process	3,355	3,406
Finished goods	6,063	9,456
Ferrous scrap metal	28,663	33,812
Non-ferrous scrap metal	28,922	32,539

	$74,956	$85,659

Note 5 — Goodwill and Other Intangibles

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. No indicators of impairment were identified for the three months ended March 31, 2012. Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2012 were as follows:

	Scrap Metal Recycling	PGM and Minor Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
December 31, 2011	$43,528	$24,652	$5,368	$—	$73,548
Acquired during the period	603	—	—	—	603

March 31, 2012	$44,131	$24,652	$5,368	$—	$74,151

The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At March 31, 2012, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of March 31, 2012 and December 31, 2011 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2012
Covenants not-to-compete	$4,105	$(1,010)	$3,095
Trademarks and tradenames	6,075	—	6,075
Supplier relationships	39,130	(9,143)	29,987
Know how	397	—	397
Patents and databases	94	(94)	—

	$49,801	$(10,247)	$39,554

December 31, 2011
Covenants not-to-compete	$4,105	$(900)	$3,205
Trademarks and tradenames	6,075	—	6,075
Supplier relationships	39,130	(8,579)	30,551
Know how	397	—	397
Patents and databases	94	(94)	—

	$49,801	$(9,573)	$40,228

The changes in the net carrying amount of amortizable intangible assets by classifications for the three months ended March 31, 2012 were as follows:

	Covenants Not-to- Compete	Supplier Relationships
Balance, December 31, 2011	$3,205	$30,551
Amortization	(110)	(564)

Balance, March 31, 2012	$3,095	$29,987

Amortization expense on finite-lived intangible assets for the three months ended March 31, 2012 and 2011 was $674 and $647, respectively. Estimated aggregate amortization expense on amortized intangible and other assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2012	$2,005
2013	2,699
2014	2,837
2015	2,834
2016	2,789
Thereafter	19,918

$33,082

Note 6 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012			December 31, 2011
	Current	Long- Term	Total	Current	Long- Term	Total
Environmental remediation costs	$189	$1,138	$1,327	$325	$1,138	$1,463
Payroll and employee benefits	1,801	574	2,375	1,294	606	1,900
Interest and bank fees	1,013	—	1,013	1,087	—	1,087
Income taxes payable	414	—	414	—	—	—
Put warrant liability	—	351	351	—	199	199
Other	1,715	170	1,885	1,454	176	1,630

	$5,132	$2,233	$7,365	$4,160	$2,119	$6,279

Note 7 — Stock Options and Stock-Based Compensation

Stock-based compensation expense was $417 and $584 for the three months ended March 31, 2012 and 2011, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.

The fair value of the stock options granted in the three months ended March 31, 2011 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. No options were granted during the three months ended March 31, 2012.

Black-Scholes Valuation Assumptions (1)	March 31, 2011
Weighted average expected life (in years) (2)	5.0
Weighted average expected volatility (3)	84.42%
Weighted average risk free interest rates (4)	2.16%
Expected dividend yield	—

(1)	Forfeitures are estimated based on historical experience.
(2)	The expected life of stock options is estimated based on historical experience.
(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.
(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended March 31, 2012 were as follows:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	2,177,616	$7.20
Options granted	—	$—
Options exercised	(9,528)	$3.78
Options forfeited or expired	(27,000)	$4.87

Options outstanding, end of period	2,141,088	$7.34

Options exercisable, end of period	1,803,459	$8.01

The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of March 31, 2012 was 2.1 years and $539, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of March 31, 2012 was 1.8 years and $343, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $6 and $47, respectively.

As of March 31, 2012, total unrecognized stock-based compensation expense related to stock options was $846, which is expected to be recognized over a weighted average period of 1.2 years.

Deferred Stock

On April 19, 2011, the Company granted 247,800 shares of deferred common stock to employees with a fair value of $5.37 per share. The stock will vest and be issued annually over a three-year period. One-third of the granted shares will be issued to eligible employees on each annual vesting date. The Company will recognize compensation expense ratably over the three year period. The first annual vesting date was March 1, 2012. An additional 88,200 of restricted shares were granted in the year ended December 31, 2011 to four new management employees hired during the year and will vest quarterly over a three-year period from each employee’s respective the date of hire.

Changes in the Company’s deferred stock awards for the three months ended March 31, 2012 were as follows:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	312,175	$5.32
Stock awards cancelled\forfeited	(5,700)	$5.37
Stock awards vested and issued	(85,605)	$5.33

Outstanding at end of period	220,870	$5.23

As of March 31, 2012, total unrecognized stock-based compensation expense related to stock awards was $1,128, which is expected to be recognized over a weighted average period of 2.0 years.

Note 8 — Short and Long-Term Debt

On March 2, 2010, the Company entered into a Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consisted of senior secured credit facilities in the original aggregate amount of $65,000, including a $57,000 revolving line of credit (the “Revolver”) and an $8,000 machinery and equipment term loan facility. The Revolver provides for revolving loans which, in the aggregate, were not to exceed the lesser of $57,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. The Revolver and term loans each bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus margins that were subsequently amended or, at the Company’s election, the current LIBOR rate plus margin that were subsequently amended, in each case as described below. Under the Credit Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including minimum EBITDA, minimum fixed charge coverage ratios, and maximum capital expenditures covenants. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for acquisitions, working capital, and general corporate purposes.

On January 27, 2011, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment provided for an increase in the maximum amount available under the Credit Agreement to $85,000, including $70,000 under the Revolver (up from $57,000) and an additional term loan in the amount of $9,000 to be available in multiple draws, for contemplated capital expenditures, primarily the shredder project in suburban Buffalo, New York. The Second Amendment increased the advance rate for inventory under the Revolver’s borrowing base formula and reduced LIBOR-based interest rates. The Second Amendment also adjusted the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets and extended the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014.

On February 17, 2012, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment provides for an increase in the maximum amount available under the Credit Agreement to approximately $113,000 including $110,000 under the revolving credit facility (up from $70 million). LIBOR-based interest rates for revolving loans were reduced to the current LIBOR rate plus 2.75% (an effective rate of 3.19% as of March 31, 2012) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 4.13% as of March 31, 2012) for term loans. The Fifth Amendment also adjusts the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets. The maturity date will be extended from January 23, 2014 to February 17, 2016, so long as, as of December 31, 2013, the aggregate outstanding principal balance of the Company’s 7% Convertible Notes is not more than $15,000 and the Company meets certain availability tests. The Fifth Amendment also permits the Company, in its discretion, (i) to spend, subject to certain availability tests, up to $25,000 in the aggregate to redeem outstanding Convertible Notes, and (ii) to exchange equity for outstanding Convertible Notes.

As of March 31, 2012, the Revolver had $53,456 available for borrowing and $2,333 utilized for outstanding letters of credit. The outstanding balance under the Credit Agreement at March 31, 2012 and December 31, 2011 was $44,452 and $33,148, respectively.

Listed below are the material debt covenants as prescribed by the Credit Agreement. As of March 31, 2012, the Company was in compliance with such covenants.

Fixed Charge Coverage Ratio - trailing twelve month period ended on March 31, 2012 must not be less than covenant.

Covenant	1:1 to 1:0
Actual	1.6 to 1:0

Year 2012 Capital Expenditures — Year 2012 annual capital expenditures must not exceed covenant.

Covenant	$25,000
Actual year to date	$6,762

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. providing up to $10,418. Through March 31, 2012, the Company had drawn down the maximum available under the line of which $6,585 was used to repay the additional term loan provided under the Second Amendment to the Credit Agreement. The loan is secured by the new shredder and related equipment. The loan bears interest at a rate of 4.77% per annum and requires monthly payments of $110 and matures December 2021. The Equipment Financing Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lenders. As of March 31, 2012 and December 31, 2011, the outstanding balance under the loan was $10,246 and $7,891, respectively.

Senior Unsecured Notes Payable:

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of the Company’s common stock (“Note Shares”). The Notes are convertible to common stock at all times. The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes at par and (ii) an optional redemption right exercisable by the Company which began on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ends on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.

The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make-whole provisions upon a change of control, (iii) ”weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make-whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversary of the date of issuance of the Notes whereby the Note Purchasers would receive the present value (using a 3.5% discount rate) of the interest they would have earned had their Notes so converted been outstanding from such forced conversion date through the sixth anniversaries of the date of issuance of the Notes, and (v) a debt incurrence covenant which limits the ability of the Company to incur debt, under certain circumstances.

Listed below is the material debt covenant as prescribed by the Notes. As of March 31, 2012, the Company was in compliance with such covenant.

Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed covenant,

Covenant	3.5 to 1.0
Actual	1.6 to 1.0

In connection with the convertible note issuance described above, the Note Purchasers also received a total of 250,000 warrants (“Put Warrants”) for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The initial fair value of the put warrants was $1,652 which was recorded as a debt discount and is being amortized over the life of the Notes. At March 31, 2012 and December 31, 2011, the unamortized discount attributable to the warrants was $981 and $1,036, respectively. In the event of a change of control, at the request of the Note Purchaser delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the Put Warrants from the holder by paying the holder, within five (5) business days of such request (or, if later, on the effective date of the change of control), cash in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control.

On February 27 and March 16, 2012, the Company repurchased an aggregate $3,000 in convertible notes, in cash, using proceeds of the Revolver described above resulting in a gain of $93 net of $40 in unamortized warrant discount and $132 in unamortized deferred financing costs.

As of March 31, 2012 and December 31, 2011, the outstanding balance on the Notes was $72,129 and $75,074, respectively (net of $981 and $1,036, respectively in unamortized discount related to the original fair value warrants issued with the Notes).

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of March 31, 2012, are as follows:

Twelve months ending March 31:	Amount
2013	$15,336
2014	37,309
2015	76,812
2016	3,340
2017	1,564
Thereafter	6,251

$140,612

Note 9 — Stockholders’ Equity

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended March 31, 2012 is as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings/	Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2011	$47	$182,379	$9,910	$(434)	$191,902
Net income	—	—	2,216	—	2,216
Issuance of 9,528 shares of common stock in exchange for options exercised	—	36	—	—	36
Common stock repurchase on deferred stock issuance	—	(30)	—	—	(30)
Stock-based compensation expense	—	417	—	—	417

Balance March 31, 2012	$47	$182,802	$12,126	$(434)	$194,541

Stock Purchase Warrants:

In connection with the $100,000 of Notes issued on May 1, 2008, the Company issued 250,000 Put Warrants. The Company also issued 1,169,231 Put Warrants in connection with the issuance of common stock on March 27, 2008. These warrants are free-standing financial instruments which, upon a change in control of the Company, may require the Company to repurchase the warrants at their then-current fair market value. Accordingly, the warrants are accounted for as long-term liabilities and marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustments” in the statements of income. The warrants expire 6 years from the date of issue.

At March 31, 2012 and December 31, 2011, the estimated fair value of warrants outstanding on those dates was $351 and $199, respectively. The change in fair value of the Put Warrants resulted in expense of $152 and $81 for the three months ended March 31, 2012 and 2011, respectively.

The recorded liability as described above would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.

Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31, 2012	December 31, 2011
Funded status of defined benefit pension plan	$(434)	$(434)

Note 10 — Statements of Cash Flows Information

The following describes the Company’s noncash investing and financing activities:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Issuance of common stock for business acquisitions (see Note 2)	$—	$4,391
Issuance of short and long-term debt for business acquisition	—	4,964

The Company paid $2,139 and $2,282 in cash for interest expense in the three months ended March 31, 2012 and 2011, respectively. The Company received cash income tax refunds of $3,059 and made cash income tax payments of $13 in the three months ended March 31, 2012. For the three months ended March 31, 2011, the Company received cash income tax refunds of $96 and made cash income tax payments of $22

Note 11 — Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of EPS for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$2,216	47,495,380	$0.05	$8,763	47,095,914	$0.19

Effect of Dilutive Securities
Deferred Stock	—	1,375		—	—
Stock options	—	—		—	123,826

Diluted EPS
Net income	$2,216	47,496,755	$0.05	$8,763	47,219,740	$0.19

The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three months ended March 31, 2012, 1,206,011 options; 184,870 deferred shares; 1,419,231 warrants and 5,222,132 shares issuable upon conversion of Notes were excluded in the computation of diluted net income per share. For the three months ended March 31, 2011, 1,024,097 options, 1,419,231 warrants and 5,793,605 shares issuable upon conversion of Notes were excluded in the computation of diluted net income per share.

Note 12 — Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of March 31, 2012 and December 31, 2011, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $1,327 and $1,463, respectively. No further remediation is anticipated. Of the $1,327 accrued as of March 31, 2012, $189 is reported as a current liability and the remaining $1,138 is estimated to be paid as follows: $79 from 2013 through 2015, $84 from 2016 through 2017 and $975 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee, and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

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

Employee Matters

As of March 31, 2012, approximately 6% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Twenty-nine employees located at the Company’s facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty-two employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. The agreement with the Joint Board expires on June 25, 2014. The agreement with the United Steelworkers of America expires on March 15, 2014.

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 13 — Segment Reporting

The Company has defined three reportable segments: Scrap Metal Recycling, PGM and Minor Metals Recycling and Lead Fabricating. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the three months ended March 31, 2012 and 2011 for these segments:

	Scrap Metal Recycling	PGM and Minor Metals Recycling	Lead Fabricating	Corporate and Other	Consolidated
	As of and for the three months ended March 31, 2012
Revenues from external customers	$109,533	$38,658	$15,894	$—	$164,085
Operating income (loss)	5,102	445	520	(172)	5,895
Total assets	259,564	76,249	37,419	8,170	381,402

	As of and for the three months ended March 31, 2011
Revenues from external customers	$109,466	$56,364	$16,137	$—	$181,967
Operating income (loss)	12,757	4,033	912	(718)	16,984
Total assets	232,199	77,537	41,236	10,380	361,352

Note 14 — Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2007. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three months ended March 31, 2012 and 2011 was 37% and 39%, respectively. The effective rate may differ from the blended expected statutory income tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock-based compensation and certain other non-deductible expenses.

Note 15 — Fair Value Disclosure

Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures (“ASC Topic 820”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, trade receivables, accounts payable and accrued expenses: The carrying amounts approximate the fair value due to the short maturity of these instruments.

Notes payable and long-term debt: The carrying value of notes payable and long-term debt reported in the accompanying consolidated balance sheets, with the exception of the 7% convertible notes, approximates fair value as substantially all of this debt bears interest based on prevailing market rates currently available.

The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The Notes contain an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the

Company to redeem the Notes at par, the nearest date being May 1, 2014. The Notes are included in the balance sheet as of March 31, 2012 at $72,129 which is inclusive of unamortized discount of $981. The Notes are unsecured, bear interest at 7% per annum, payable in cash, and will mature in April 2028. However, due to the short-term nature of the repurchase right, the Company considers the reported value of the notes also approximates fair value.

Put Warrants: The carrying amounts are equal to fair value based upon the Black-Scholes method calculation.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

Basis of Fair Value Measurement:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

•

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of :

	March 31, 2012
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$351	$351

	December 31, 2011
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$199	$199

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants: The put warrants are valued using the Black-Scholes method. The weighted average value per outstanding warrant at March 31, 2012 is computed to be $0.25 using a discount rate of 0.33% and an average volatility factor of 58.1% and a $4.27 per share closing market price of the Company’s common stock as of that date. The weighted average value per outstanding warrant at December 31, 2011 is computed to be $0.14 using a discount rate of 0.36% and an average volatility factor of 58.2% and a $3.29 per share closing market price of the Company’s common stock as of that date. Increases or decreases in the market price of the Company’s common stock have a corresponding effect on the fair value of this liability. For example, if the price of the Company’s common stock was $1.00 higher as of March 31, 2012, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $309,000.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	Put Warrants	Put Warrants
Beginning balance	$199	$3,785
Total unrealized losses included in earnings	152	81

Ending balance	$351	$3,866

The amount of loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$152	$81

This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metalico, Inc. (herein, “Metalico,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”), as the same may be amended from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report. Amounts reported in the following discussions are not reported in thousands unless otherwise specified.

General

We operate in three distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”) and (c) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of March 31, 2012 included twenty-one scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, Syracuse, Ithaca and Jamestown, New York, Akron, Youngstown and Warren, Ohio, Newark, New Jersey, Buda and Dallas, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, West Chester, Quarryville and Bradford, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant co-located with our scrap yard in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

Overview of Quarterly Results

The following items represent a summary of financial information for the three months ended March 31, 2012 compared with the three months ended March 31, 2011:

•	Sales decreased to $164.1 million, compared to $182.0 million.

•	Operating income decreased to $5.9 million, compared to operating income of $17.0 million.

•	Net income of $2.2 million, compared to a net income of $8.8 million.

•	Net income of $0.05 per diluted share, compared to a net income of $0.19 per diluted share.

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

Revenue Recognition

Revenue from product sales is recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers, based on free on board (“FOB”) terms. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. Historically, there have been very few sales returns and adjustments in excess of reserves for such instances that would impact the ultimate collection of revenues therefore; no material provisions have been made when a sale is recognized. The loss of any significant customer could adversely affect our results of operations or financial condition.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

Accounts receivable consist of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $829,000 at March 31, 2012 and December 31, 2011. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or continued weakness in the steel, metals, or construction industry could require us to increase our reserve for uncollectible accounts and adversely impact our future earnings.

Derivatives and Hedging

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk. We use forward sales contracts with PGM substrate processors to protect against volatile commodity prices. This process ensures a fixed selling price for the material we purchase and process. We secure selling prices with PGM processors, in ounces of Platinum, Palladium and Rhodium, in incremental lots for material which we expect to purchase within an average 2 to 3 day time period. However, these forward sales contracts with PGM substrate processors are not subject to any hedge designation as they are considered within the normal sales exemption provided by ASC Topic 815.

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

We assess qualitative factors to determine whether it is more likely than not that the fair value of any of our reporting units is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.

The Company had identified eight reporting units with recorded goodwill. The aggregate of these reporting units represents 95% of the Company’s consolidated revenues for the year ended December 31, 2011. A list of the Company’s reporting units and the amount of goodwill recorded in each reporting unit as of March 31, 2012, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded
Lead Fabricating	$5,369
New York State Scrap Recycling	21,439
Pittsburgh, PA Scrap Recycling	3,674
Ohio Scrap Recycling	15,075
Bradford, PA Scrap Recycling	3,943
Minor Metals Recycling	3,859
Texas PGM Recycling	9,988
New Jersey PGM Recycling	10,804

Total	$74,151

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

A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes, profit margins, tax rates, capital spending, discount rates, and working capital changes. Forecasts of operating and selling, general and administrative expenses are generally based on historical relationships of previous years. When applying the DCF model, the cash flows expected to be generated are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital (“WACC”), is calculated by weighting the required returns on interest-bearing debt and common equity in proportion to their estimated percentages in an expected capital structure. For our 2011 analysis, we arrived at a discount rate of 13.4%. The inputs used in calculating the WACC include (i) average of capital structure ratios of market participants in the industry which Metalico operates of 36% debt and 64% equity, (ii) an estimate of combined federal and state tax rates (iii) the cost of Baa rated debt based on Moody’s Seasoned Corporate Bond Yields of 5.25% as of December 1, 2011 and (iv) a 19.2% required return on equity determined using the build-up method under the Modified Capital Asset Pricing (CAPM) model.

At December 31, 2011, the Company performed its annual impairment testing. As of that date, all reporting units had fair values that exceeded carrying values and no impairment charge was required. Only our Lead Fabricating unit had a calculated fair value that exceeded its carrying value by less than 20%, an amount that we deem substantial. Through March 31, 2012, no indicators of impairment were identified in any of our reporting units. In our year-end impairment assessment, our forecasts included a transition of our Texas PGM Recycling into traditional ferrous and non-ferrous scrap metal processing. Through the first quarter of 2012, this reporting unit has experienced lower revenues and profit margins in PGM material due to competition than forecasted in our year end impairment test. We are closely monitoring the operating results and progress of this reporting unit’s transition into traditional scrap processing . If the operating results of our Texas PGM recycling unit do not improve, we could incur a goodwill impairment charge of up to $10.0 million. At March 31, 2012, the Company’s market capitalization was in excess of the reported book value of its equity by $8.5 million.

Intangible Assets and Other Long-lived Assets

The Company tests finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. Through March 31, 2012, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. At December 31, 2011, the computed fair value of our indefinite-lived intangibles was substantially in excess of their respective carrying values. Through March 31, 2012, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

Stock-based Compensation

We recognize expense for equity based compensation ratably over the requisite service period based on the grant date fair value of the related award. The fair value of deferred stock grants is determined using the average of the high and low trading price for our common stock on the day of grant. For stock option grants, we calculate the fair value of the award on the date of grant using the Black-Scholes method. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility in our stock price, annual forfeiture rates, and exercise behavior. Any assumptions used may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.

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

RESULTS OF OPERATIONS

The Company is divided into three industry segments: Scrap Metal Recycling, which includes three general product categories, ferrous, non-ferrous and other scrap services; PGM and Minor Metals Recycling which includes two general product recycling categories, Platinum Group Metals (“PGMs”) and Minor Metals including the Refractory Metals Molybdenum, Tungsten, Tantalum and Niobium; and the Lead Fabricating segment.

The following table sets forth information regarding revenues in each segment

	Revenues
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	($, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (weight in tons)	136.6	$60,463	36.9	147.1	$65,493	36.0
Non-ferrous metals (weight in lbs.)	48,481	48,122	29.3	38,066	42,889	23.6
Other scrap services	—	948	0.6	—	1,084	0.6

Total Scrap Metal Recycling		109,533	66.8		109,466	60.2

PGM and Minor Metals Recycling
Platinum Group Metals (weight in troy oz.)	20.8	23,643	14.4	34.7	44,732	24.6
Minor metals (weight in lbs)	631	15,015	9.2	508	11,632	6.4

Total PGM and Minor Metals Recycling		38,658	23.6		56,364	31.0

Lead Fabricating (weight in lbs.)	10,613	15,894	9.6	10,277	16,137	8.8

Total Revenue		$164,085	100.0		$181,967	100.0

The following table sets forth information regarding our average selling prices for the past five quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.	Average PGM Price per troy oz. (1)	Average Minor Metal Price per lb. (2)	Average Lead Price per lb.
March 31, 2012	$443	$0.99	$1,005	$23.79	$1.50
December 31, 2011	$422	$0.94	$1,056	$23.92	$1.62
September 30, 2011	$445	$1.07	$1,216	$25.59	$1.64
June 30, 2011	$433	$1.08	$1,202	$28.10	$1.64
March 31, 2011	$445	$1.13	$1,229	$22.90	$1.57

(1)	Average PGM prices are comprised of combined troy ounces of Platinum, Palladium and Rhodium.
(2)	Average Minor Metal prices are comprised of combined weights of Tungsten, Tantalum, Molybdenum, Niobium, Rhenium and Chrome.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Consolidated net sales decreased by $17.9 million, or 9.8%, to $164.1 million for the three months ended March 31, 2012 compared to consolidated net sales of $182.0 million for the three months ended March 31, 2011. Acquisitions added $1.2 million to consolidated net sales for the quarter ended March 31, 2012. Excluding acquisitions, sales decreased by $19.1 million. The Company reported decreases in average metal selling prices totaling $8.4 million and lower selling volumes amounting to $10.7 million.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales decreased by $5.0 million, or 7.6%, to $60.5 million for the three months ended March 31, 2012, compared to $65.5 million for the three months ended March 31, 2011. Acquisitions added $647,000 to ferrous sales for the first quarter of 2012. Excluding acquisitions, the decrease in ferrous sales was attributable to lower volume sold of 12,100 tons, or 8.2%, amounting to $5.4 million. The average selling price for ferrous products was $443 per ton for the three months ended March 31, 2012 and $445 for the three months ended March 31, 2011.

Non-Ferrous Sales

Non-ferrous sales increased by $5.2 million, or 12.1%, to $48.1 million for the three months ended March 31, 2012, compared to $42.9 million for the three months ended March 31, 2011. Acquisitions added $443,000 to non-ferrous sales. Excluding acquisitions, the increase in non-ferrous sales was due to higher sales volumes amounting to $11.4 million but was offset by lower average selling prices totaling $6.6 million. The average selling price for non-ferrous products was approximately $0.99 per pound for the three months ended March 31, 2012 compared to $1.13 per pound for the three months ended March 31, 2011, a decrease of approximately 12.4%.

PGM and Minor Metal Recycling

Platinum Group Metals

Platinum Group Metal (“PGM”) recycling sales decreased $21.1 million, or 47.2%, to $23.6 million for the three months ended March 31, 2012, compared to $44.7 million for the three months ended March 31, 2011. The decrease in sales was due to lower volumes sold totaling $19.2 million and lower selling prices amounting to $1.9 million. The reduction in PGM recycling sales can be attributed to a reduction in purchases of spent catalyst material, particularly at our Texas PGM recycling facility due to competitive pricing pressures. The average combined selling price for PGM metal was approximately $1,005 per troy ounce for the three months ended March 31, 2012 compared to $1,229 per troy ounce for the three months ended March 31, 2011, a decrease of 18.2%.

Minor Metals

Minor Metal recycling sales, which include metals such as Molybdenum, Tungsten, Tantalum, Niobium, Rhenium and Chrome, increased $3.4 million, or 29.3%, to $15.0 million for the three months ended March 31, 2012, compared to $11.6 million for the three months ended March 31, 2011. The increase in sales was due to higher volumes sold totaling $2.8 million and higher selling prices amounting to $564,000. The average combined selling price for minor metals was approximately $23.79 per pound for the three months ended March 31, 2012 compared to $22.90 per pound for the three months ended March 31, 2011, an increase of 3.9%.

Lead Fabrication

Lead Fabrication sales decreased by $243,000, or 1.5%, to $15.9 million for the three months ended March 31, 2012 compared to $16.1 million for the three months ended March 31, 2011. The decrease in sales was due to lower average selling prices amounting to $767,000 but was offset by higher volume sold totaling $525,000. The average selling price of our lead fabricated products was approximately $1.50 per pound for the three months ended March 31, 2012, compared to $1.57 per pound for the three months ended March 31, 2011. Sales volume increased to 10.6 million pounds for the three months ended March 31, 2012 from 10.3 million pounds for the three months ended March 31, 2011, an increase of 3.3%.

Operating Expenses

Operating expenses decreased by $6.7 million, or 4.4%, to $146.9 million for the three months ended March 31, 2012 compared to $153.6 million for the three months ended March 31, 2011. Acquisitions added $2.1 million to operating expense for the quarter ended March 31, 2012. Excluding acquisitions, operating expenses decreased by $8.8 million. The decrease in operating expense was due to a $9.6 million decrease in the cost of purchased metals due to lower sales volumes but was offset by a $673,000 increase in other operating expenses. These operating expense increases include an increase in freight charges of $1.2 million, waste and disposal charges of $202,000, production and fabricating supplies of $155,000 and other miscellaneous operating expenses of $111,000. These increases in operating expenses were offset by reductions in energy and utility expenses of $373,000, wages and benefits of $356,000, equipment and vehicle maintenance charges of $218,000.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $692,000, or 8.6%, to $7.3 million, or 4.5% of sales, for three months ended March 31, 2012, compared to $8.0 million, or 4.4% of sales, for three months ended March 31, 2011. Acquisitions added $144,000 to selling, general and administrative expenses for the quarter ended March 31, 2012. Excluding acquisitions, selling, general and administrative expenses decreased by $836,000. The decreases include $539,000 for wages and benefits, $212,000 in consulting and professional fees and other expenses of $85,000.

Depreciation and Amortization

Depreciation and amortization increased to $4.0 million, or 2.4% of sales, for the three months ended March 31, 2012 compared to $3.3 million, or 1.8% of sales for the three months ended March 31, 2011. Acquisitions added $134,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased by $521,000 due to significant increases in purchases of depreciable property and equipment made throughout fiscal year 2011 and the first quarter of 2012.

Operating Income

Operating income for three months ended March 31, 2012 decreased by $11.1 million to $5.9 for three months ended March 31, 2011 from $17.0 million for the three months ended March 31, 2011 and was a result of the factors discussed above.

Financial and Other Income/(Expense)

Interest expense was $2.3 million, or 1.4% of sales, for the three months ended March 31, 2012 compared to $2.5 million or 1.3% of sales, for the three months ended March 31, 2011. The $141,000 decrease in interest expense was attributable to lower interest rates on a significant portion of our outstanding debt. Our outstanding 7% convertible note balance has been reduced by $8.0 million since the previous year quarter through repurchases using proceeds of our revolving credit facility.

Other expense for the three months ended March 31, 2012, includes expense of $152,000 to adjust the Put Warrant liability to its fair value as compared to expense of $81,000 for the quarter ended March 31, 2011. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.

Income Taxes

For the three months ended March 31, 2012, the Company recognized income tax expense of $1.3 million, resulting in an effective tax rate of 37%. For the three months ended March 31, 2011, the Company recognized an income tax expense of $5.7 million, resulting in an effective tax rate of 39%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 39% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation and certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the three months ended March 31, 2012, we used $2.9 million of cash for operating activities compared to $9.1 million of operating cash generated for the three months ended March 31, 2011. For the three months ended March 31, 2012, the Company’s net income of $2.2 million, non-cash net expense of depreciation and amortization of $4.2 million and other non-cash items of $523,000 was offset by a $9.8 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $26.6 million resulting from an increase in sales activity from the fourth quarter of 2011 . These items were offset by a $2.2 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities, a decrease in inventory of $11.2 million and a $3.4 million decrease in prepaid expenses and other current assets. For the three months ended March 31, 2011, we generated $9.1 million of cash from operating activities. For the three months ended March 31, 2011, the Company’s net income of $8.8 million and non-cash net expense of depreciation and amortization of $3.9 million and other non-cash items of $383,000 was offset by a $3.9 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $19.4 million due to higher sales. These items were offset by a $7.0 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities, a decrease in inventory of $6.3 million and a $2.2 million decrease in income taxes receivable, prepaid expenses and other current assets.

We used $8.2 million in net cash for investing activities for the three months ended March 31, 2012 compared to using net cash of $7.3 million in the three months ended March 31, 2011. During three months ended March 31, 2012, we purchased $8.2 million in equipment, capital improvements and the acquisition of Skyway Auto Parts, Inc. During three months ended March 31, 2011, we purchased $6.0 million in equipment and capital improvements which included $3.0 million for the purchase of the land and building in Western, New York that is used to house our new shredding operation. We also used $1.8 million in cash to fund a portion of our acquisition of Goodman Services, Inc. These items were offset by $558,000 in proceeds from the disposal of capital equipment.

During the three months ended March 31, 2012, we generated $10.7 million of net cash from financing activities compared to $215,000 of net cash generated during the three months ended March 31, 2011. For the three months ended March 31, 2012, net borrowings under our revolving credit facility amounted to $12.0 million and total new borrowings were $3.7 million. These borrowings were offset by debt repayments of $4.5 million and the payment of $400,000 in debt issuance costs related to credit facility amendment with JPMChase. We also received $36,000 in proceeds from the exercise of stock options. For the three months ended March 31, 2011, total new borrowings were $1.3 million and net borrowings under our revolving credit facility amounted to $337,000. These borrowings were offset by debt repayments of $1.3 million and the payment of $196,000 in debt issuance costs related to credit facility amendment with JPMChase. We also received $146,000 in proceeds from the exercise of stock options.

Financing and Capitalization

Senior Credit Facilities:

On March 2, 2010, we entered into a Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A. and including RBS Business Capital and Capital One Leverage Finance Corp. The three-year facility consisted of senior secured credit facilities in the original aggregate amount of $65.0 million, including a $57.0 million revolving line of credit (the “Revolver”) and an $8.0 million machinery and equipment term loan facility (“Initial Term Loan”). The Revolver provides for revolving loans which, in the aggregate, were not to exceed the lesser of $57.0 million (subsequently increased pursuant to the 2011 Amendment and the 2012 Amendment described below) or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. The Revolver and term loan each bear interest at the “Base Rate” (a rate determined by reference to the prime rate) plus margins that were subsequently amended or, at our election, the current LIBOR rate plus margin that were subsequently amended described below. Under the Credit Agreement, we are subject to certain operating covenants and are restricted from, among other things, paying cash dividends, repurchasing common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including minimum EBITDA, minimum fixed charge coverage ratios, and maximum capital expenditures covenants. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for acquisitions, working capital, and general corporate purposes.

On January 27, 2011, we entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment provided for an increase in the maximum amount available under the Credit Agreement to $85.0 million, including $70.0 million under the Revolver (up from $57.0 million) and an additional term loan in the amount of $9.0 million, to be available in multiple draws for contemplated capital expenditures, primarily the shredder project in suburban Buffalo, New York. The Second Amendment increased the advance rate for inventory under the Revolver’s borrowing base formula and reduced LIBOR-based interest rates. The Second Amendment also adjusted the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets and extended the Credit Agreement’s maturity date from March 1, 2013 to January 23, 2014.

On February 17, 2012, we entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment provides for an increase in the maximum amount available under the Credit Agreement to approximately $113.0 million including $110.0 million under the revolving credit facility (up from $70.0 million). LIBOR-based interest rates for revolving loans were reduced to the current LIBOR rate plus 2.75%. The Fifth Amendment also adjusts the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets. The maturity date will be extended from January 23, 2014 to February 17, 2016, so long as, as of December 31, 2013, the aggregate outstanding principal balance of the Company’s 7% Convertible Notes is not more than $15.0 million and the Company meets certain availability tests. The Fifth Amendment also permits the Company, in its discretion, (i) to spend, subject to certain availability tests, up to $25.0 million in the aggregate to redeem outstanding Convertible Notes, and (ii) to exchange equity for outstanding Convertible Notes.

As of March 31, 2012, we had $53.5 million of borrowing availability under the Credit Agreement.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. providing up to $10.4 million in connection with the Buffalo shredder project. As of March 31, 2012, the Company had drawn down the maximum available under the line of which $6.6 million was used to repay a $6.6 million term loan under the Credit Agreement. The equipment loan is secured by the shredder and related equipment. The loan bears interest at a rate of 4.77% per annum, requires monthly payments of $110,000 and matures December 2021. The Equipment Financing Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lender. As of March 31, 2012, the outstanding balance under the loan was $10.2 million.

Senior Unsecured Convertible Notes Payable:

On April 23, 2008, we entered into a Securities Purchase Agreement with accredited investors (“Note Holders”) which provided for the sale of $100.0 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of our common stock (“Note Shares”). The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Holders on the sixth, eighth and twelfth anniversaries of the date of issuance of the Notes, whereby each Note Holder will have the right to require the Company to redeem the Notes at par and (ii) an optional redemption right exercisable by the Company began on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ends on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.

As of March 31, 2012, the outstanding balance on the Notes was $72.1 million (net of $981,000 in unamortized discount related to the original fair value warrants issued with the Notes).

The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make-whole provisions upon a change of control, (iii) ”weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make-whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversaries of the date of issuance of the Notes whereby the Note Purchasers would receive the present value (using a 3.5% discount rate) of the interest they would have earned had their Notes so converted been outstanding from such forced conversion date through the sixth anniversary of the date of issuance of the Notes, and (v) a debt incurrence covenant which limits our ability to incur debt under certain circumstances.

During the quarter ended March 31, 2012, the Company repurchased an aggregate $3.0 million in convertible notes, in cash, using proceeds of the Revolver resulting in a gain of $93,000, net of $40,000 in unamortized warrant discount and $132,000 in unamortized deferred financing costs

On September 28, 2011, the Company repurchased convertible notes totaling $5.0 million for $4.5 million using proceeds of the Revolver resulting in a gain of $243,000, net of $69,000 in unamortized warrant discount and $226,000 in unamortized deferred financing costs.

Future Capital Requirements

As of March 31, 2012, we had $5.6 million in cash and cash equivalents, availability under the Credit Agreement of $53.5 million and total working capital of $122.4 million. As of March 31, 2012, our current liabilities totaled $44.2 million. We expect to fund our current working capital needs, interest payments, term debt payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Credit Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.

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

Business Acquisitions

On February 29, 2012, the Company acquired 100% of the outstanding capital stock of Skyway Auto Parts, Inc., an auto dismantler located in Buffalo, New York. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby in suburban Buffalo, New York. The purchase price was paid entirely in cash using a drawdown under the Company’s Credit Agreement.

Contingencies

We are involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability because the Company believes that the cost for such insurance is not economical. However, we continue to monitor products offered by various insurers that may prove to be practical. Accordingly, if the Company were to incur liability for environmental damage in excess of accrued environmental remediation liabilities, its consolidated financial position, results of operations, and cash flows could be materially adversely affected. The Company and its subsidiaries are at this time in material compliance with all of their pending remediation obligations

Recent developments

On April 27, 2012, the Company repurchased an additional $3.6 million in convertible notes, in cash, using proceeds of the Revolver reducing the outstanding balance to $68.5 million, net of $1.0 million in unamortized discount.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2012, $44.5 million of our outstanding debt consisted of variable rate borrowings under our senior secured credit facility with JPMorgan Chase Bank and other lenders. Borrowings under the credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $445,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of March 31, 2012.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect to the carrying value of our inventories. We have no open commodity price protection agreements as of March 31, 2012.

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

Common stock market price risk

We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of March 31, 2012, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $309,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. We are involved in litigation and environmental proceedings as described in Note 12 of the accompanying financial statements. A description of matters in which we are currently involved is set forth at Item 3 of our Annual Report on Form 10-K for 2011.

Item 1A. Risk Factors

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 14, 2012.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC.
(Registrant)

Date: May 3, 2012	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: May 3, 2012	By:	/s/ ERIC W. FINLAYSON
Eric W. Finlayson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)