Form 10-Q
period 2012-06-30
METALICO INC
filed 2012-08-07
CIK 1048685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

Number of shares of Common stock, par value $.001, outstanding as of August 6, 2012: 47,562,211

METALICO, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011

	June 30, 2012 (Unaudited)	December 31, 2011 (Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$5,242	$5,932
Trade receivables, less allowance for doubtful accounts 2012 - $2,557; 2011 - $829	70,940	50,965
Inventories	76,570	85,659
Prepaid expenses and other current assets	5,205	5,250
Income taxes receivable	—	3,938
Deferred income taxes	2,271	2,345

Total current assets	160,228	154,089

Property and equipment, net	100,340	91,361
Goodwill	74,151	73,548
Other intangibles, net	39,885	40,228
Other assets, net	5,148	5,667

Total assets	$379,752	$364,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$8,697	$5,963
Current maturities of other long-term debt	6,377	6,687
Accounts payable	21,761	22,040
Accrued expenses and other current liabilities	6,107	4,160

Total current liabilities	42,942	38,850

Long-Term Liabilities
Senior unsecured convertible notes payable	67,900	75,074
Other long-term debt, less current maturities	52,986	41,030
Deferred income taxes	16,450	15,918
Accrued expenses and other long-term liabilities	1,580	2,119

Total long-term liabilities	138,916	134,141

Total liabilities	181,858	172,991

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Common stock, par value $0.001, authorized shares of 100,000,000; issued and outstanding shares of 47,562,211 and 47,467,897, respectively	48	47
Additional paid-in capital	183,219	182,379
Retained earnings	15,061	9,910
Accumulated other comprehensive loss	(434)	(434)

Total stockholders’ equity	197,894	191,902

Total liabilities and stockholders’ equity	$379,752	$364,893

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2012 and 2011

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)
	($ thousands, except per share data)

Revenue	$148,213	$178,492	$312,298	$360,459

Costs and expenses
Operating expenses	134,279	156,497	281,166	310,140
Selling, general, and administrative expenses	8,126	6,948	15,454	14,968
Depreciation and amortization	4,217	3,646	8,192	6,966

	146,622	167,091	304,812	332,074

Operating income	1,591	11,401	7,486	28,385

Financial and other income (expense)
Interest expense	(2,327)	(2,412)	(4,639)	(4,865)
Gain on settlement	4,558	—	4,558	—
Gain (loss) on debt extinguishment	(30)	—	63	—
Equity in loss of unconsolidated investee	(62)	(1)	(72)	(38)
Financial instruments fair value adjustments	334	645	182	564
Other	21	15	35	28

	2,494	(1,753)	127	(4,311)

Income before income taxes	4,085	9,648	7,613	24,074
Provision for federal and state income taxes	1,150	3,003	2,462	8,666

Net income	$2,935	$6,645	$5,151	$15,408

Earnings per common share:
Basic	$0.06	$0.14	$0.11	$0.33

Diluted	$0.06	$0.14	$0.11	$0.33

Weighted Average Common Shares Outstanding:
Basic	47,557,918	47,388,308	47,526,649	47,242,919

Diluted	47,557,918	47,541,787	47,526,649	47,395,769

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2012 and 2011

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)
	($ thousands, except per share data)

Net income	$2,935	$6,645	$5,151	$15,408
Other comprehensive income (loss), net of tax	—	—	—	—

Comprehensive income	$2,935	$6,645	$5,151	$15,408

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011

	2012	2011
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net income	$5,151	$15,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,739	7,748
Deferred income taxes	364	—
Provision for doubtful accounts receivable	1,737	32
Provision for loss on vendor advances	18	33
Financial instruments fair value adjustments	(182)	(564)
Gain on sale of property and equipment	(38)	(341)
Gain on debt extinguishment	(63)	—
Non-cash gain in settlement	(1,017)	—
Equity in loss of unconsolidated investee	72	38
Compensation expense on restricted stock and stock options issued	838	1,299
Excess tax benefit from stock-based compensation	25	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(21,712)	(18,336)
Inventories	9,562	(1,642)
Income taxes receivable, prepaid expenses and other	3,965	3,074
Increase in:
Accounts payable, accrued expenses, income taxes payable and other liabilities	1,311	4,844

Net cash provided by operating activities	8,770	11,593

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	106	553
Purchases of property and equipment	(15,291)	(11,061)
Cash paid for business acquisitions, less cash acquired	(1,500)	(1,844)
(Decrease) increase in other assets	77	(92)

Net cash used in investing activities	(16,608)	(12,444)

Cash Flows from Financing Activities
Net borrowings under revolving lines-of-credit	13,671	2,692
Proceeds from other borrowings	4,334	5,121
Principal payments on other borrowings	(10,445)	(2,887)
Excess tax benefit from stock-based compensation	(25)	—
Debt issuance costs paid	(423)	(196)
Proceeds from issuance of common stock on exercised options	36	322

Net cash provided by financing activities	7,148	5,052

Net increase (decrease) in cash	(690)	4,201
Cash:
Beginning of period	5,932	3,473

Ending of period	$5,242	$7,674

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

Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited balance sheet as of that date included in the Form 10-K

Note 2 — Business Acquisition

Business acquisition (scrap metal recycling segment): On February 29, 2012, the Company acquired 100% of the outstanding capital stock of Skyway Auto Parts, Inc., an auto dismantler located in Buffalo, New York. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby in suburban Buffalo. The purchase price was paid entirely in cash using a drawdown under the Company’s Credit Agreement. The financial statements include a preliminary purchase price allocation which resulted in $603 of goodwill. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

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

Note 3 — Major Customer

Revenues for the three and six months ended June 30, 2012 and 2011, include revenue from net sales to a particular customer of our PGM and Minor Metals Recycling segment (which at times has accounted for 10% or more of the total revenue of the Company), together with trade receivables due from such customer as of June 30, 2012 and December 31, 2011.

	Net sales to Customer as a percentage of Total Revenues				Trade Receivable Balance as of
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	June 30, 2012	December 31, 2011

Customer A	4%	17%	5%	19%	$1,518	$2,335

Note 4 — Inventories

Inventories as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011

Raw materials	$9,316	$6,446
Work-in-process	3,496	3,406
Finished goods	6,912	9,456
Ferrous scrap metal	26,688	33,812
Non-ferrous scrap metal	30,158	32,539

	$76,570	$85,659

Note 5 — Goodwill and Other Intangibles

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. No indicators of impairment were identified for the six months ended June 30, 2012. Changes in the carrying amount of goodwill, by segment for the six months ended June 30, 2012 were as follows:

	Scrap Metal Recycling	PGM and Minor Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated

December 31, 2011	$43,528	$24,652	$5,368	$—	$73,548
Acquired during the period	603	—	—	—	603
Impairment charges	—	—	—	—	—

June 30, 2012	$44,131	$24,652	$5,368	$—	$74,151

The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At June 30, 2012, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of June 30, 2012 and December 31, 2011 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount
June 30, 2012

Covenants not-to-compete	$5,122	$(1,131)	$—	$3,991
Trademarks and tradenames	6,075	—	—	6,075
Supplier relationships	39,130	(9,708)	—	29,422
Know how	397	—	—	397
Patents and databases	94	(94)	—	—

	$50,818	$(10,933)	$—	$39,885

December 31, 2011

Covenants not-to-compete	$4,105	$(900)	$—	$3,205
Trademarks and tradenames	6,075	—	—	6,075
Supplier relationships	39,130	(8,579)	—	30,551
Know how	397	—	—	397
Patents and databases	94	(94)	—	—

	$49,801	$(9,573)	$—	$40,228

In June 2012 as part of an agreement reached with the sellers, the Company acquired 5-year non-compete agreements with the former owners of a previously acquired business. The changes in the net carrying amount of amortizable intangible assets by classifications for the six months ended June 30, 2012 were as follows:

	Covenants Not-to- Compete	Supplier Relationships

Balance, December 31, 2011	$3,205	$30,551
Acquisitions/additions	1,017	—
Amortization	(231)	(1,129)
Impairment charges	—	—

Balance, June 30, 2012	$3,991	$29,422

Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2012 was $685 and $1,360, respectively. Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2011 was $688 and $1,336, respectively. Estimated aggregate amortization expense on amortized intangible and other assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2012	$1,438
2013	2,902
2014	3,040
2015	3,038
2016	2,992
Thereafter	20,003

$33,413

Note 6 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012			December 31, 2011
	Current	Long- Term	Total	Current	Long- Term	Total
Environmental remediation costs	$134	$826	$960	$325	$1,138	$1,463
Payroll and employee benefits	1,858	574	2,432	1,294	606	1,900
Interest and bank fees	1,006	—	1,006	1,087	—	1,087
Income taxes payable	1,116	—	1,116	—	—	—
Put warrant liability	—	17	17	—	199	199
Other	1,993	163	2,156	1,454	176	1,630

	$6,107	$1,580	$7,687	$4,160	$2,119	$6,279

Note 7 — Stock Options and Stock-Based Compensation

Stock-based compensation expense was $421 and $715 for the three months ended June 30, 2012 and 2011, respectively and $838 and $1,299 for the six months ended June 30, 2012 and 2011, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.

The fair value of the stock options granted in the six months ended June 30, 2012 and 2011 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

Black-Scholes Valuation Assumptions (1)	Six months ended June 30, 2012	Six months ended June 30, 2011

Weighted average expected life (in years) (2)	5.0	5.0
Weighted average expected volatility (3)	83.84%	84.22%
Weighted average risk free interest rates (4)	1.04%	2.21%
Expected dividend yield	—	—

(1)	Forfeitures are estimated based on historical experience.
(2)	The expected life of stock options is estimated based on historical experience.
(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.
(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended June 30, 2012 were as follows:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	2,177,616	$7.30
Options granted	60,000	$4.27
Options exercised	(9,528)	$3.78
Options forfeited or expired	(68,148)	$6.38

Options outstanding, end of period	2,159,940	$7.26

Options exercisable, end of period	1,872,325	$7.78

The weighted average fair value for the stock options granted during the six months ended June 30, 2012 was $2.82. The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of June 30, 2012 was 1.9 years and $0, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of June 30, 2012 was 1.7 years and $0, respectively.

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

The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was $6 and $68, respectively.

As of June 30, 2012, total unrecognized stock-based compensation expense related to stock options was $735, which is expected to be recognized over a weighted average period of 1.0 year.

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

Changes in the Company’s deferred stock awards for the six months ended June 30, 2012 were as follows:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	312,175	$5.32
Stock awards cancelled/forfeited	(12,089)	$4.94
Stock awards vested and issued	(93,580)	$5.31

Outstanding at end of period	206,506	$5.26

As of June 30, 2012, total unrecognized stock-based compensation expense related to stock awards was $973, which is expected to be recognized over a weighted average period of 1.8 years.

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

On February 17, 2012, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment provides for an increase in the maximum amount available under the Credit Agreement to approximately $113,000 including $110,000 under the revolving credit facility (up from $70 million). LIBOR-based interest rates for revolving loans were reduced to the current LIBOR rate plus 2.75% (an effective rate of 3.20% as of June 30, 2012) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 4.19% as of June 30, 2012) for term loans. The Fifth Amendment also adjusts the definition of Fixed Charges and several covenants, allowing for increases in permitted indebtedness, capital expenditures, and permitted acquisition baskets. The maturity date will be extended from January 23, 2014 to February 17, 2016, so long as, as of December 31, 2013, the aggregate outstanding principal balance of the Company’s 7% Convertible Notes is not more than $15,000 and the Company meets certain availability tests. The Fifth Amendment also permits the Company, in its discretion, (i) to spend, subject to certain availability tests, up to $25,000 in the aggregate to redeem outstanding Convertible Notes, and (ii) to exchange equity for outstanding Convertible Notes.

As of June 30, 2012, the Revolver had $45,286 available for borrowing and $2,316 utilized for outstanding letters of credit. The outstanding balance under the Credit Agreement at June 30, 2012 and December 31, 2011 was $43,486 and $33,148, respectively.

Listed below are the material debt covenants as prescribed by the Credit Agreement. As of June 30, 2012, the Company was in compliance with such covenants.

Fixed Charge Coverage Ratio — trailing twelve month period ended on June 30, 2012 must not be less than covenant.

Covenant	1:1 to 1:0
Actual	1:1 to 1:0

Year 2012 Capital Expenditures — Year 2012 annual capital expenditures must not exceed covenant.

Covenant	$25,000
Actual year to date	$15,291

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. providing up to $10,418. Through June 30, 2012, the Company had drawn down the maximum available under the line of which $6,585 was used to repay the additional term loan provided under the Second Amendment to the Credit Agreement. The loan is secured by the Buffalo, New York shredder and related equipment. The loan bears interest at a rate of 4.77% per annum and requires monthly payments of $110 and matures December 2021. The Equipment Financing Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lenders. As of June 30, 2012 and December 31, 2011, the outstanding balance under the loan was $10,038 and $7,891, respectively.

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

Listed below is the material debt covenant as prescribed by the Notes. As of June 30, 2012, the Company was in compliance with such covenant.

Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed covenant,

Covenant	3.5 to 1.0
Actual	1.8 to 1.0

In connection with the convertible note issuance described above, the Note Purchasers also received a total of 250,000 warrants (“Put Warrants”) for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The initial fair value of the put warrants was $1,652 which was recorded as a debt discount and is being amortized over the life of the Notes. At June 30, 2012 and December 31, 2011, the unamortized discount attributable to the warrants was $910 and $1,036, respectively. In the event of a change of control, at the request of the Note Purchaser delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the Put Warrants from the holder by paying the holder, within five (5) business days of such request (or, if later, on the effective date of the change of control), cash in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control.

In the six months ended June 30, 2012, the Company repurchased at various times an aggregate $7,300 in convertible notes, in cash, using proceeds of the Revolver described above resulting in a gain of $63 net of $97 in unamortized warrant discount and $320 in unamortized deferred financing costs.

As of June 30, 2012 and December 31, 2011, the outstanding balance on the Notes was $67,900 and $75,074, respectively (net of $910 and $1,036, respectively in unamortized discount related to the original fair value warrants issued with the Notes).

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of June 30, 2012, are as follows:

Twelve months ending June 30:	Amount
2013	$15,074
2014	107,581
2015	3,794
2016	3,053
2017	1,376
Thereafter	5,992

$136,870

Note 9 — Stockholders’ Equity

A reconciliation of the activity in Stockholders’ Equity accounts for the six months ended June 30, 2012 is as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity

Balance December 31, 2011	$47	$182,379	$9,910	$(434)	$191,902
Net income	—	—	5,151	—	5,151
Issuance of 9,528 shares of common stock in exchange for options exercised	—	36	—	—	36
Common stock repurchase on deferred stock issuance	1	(34)	—	—	(33)
Stock-based compensation expense	—	838	—	—	838

Balance June 30, 2012	$48	$183,219	$15,061	$(434)	$197,894

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

At June 30, 2012 and December 31, 2011, the estimated fair value of warrants outstanding on those dates was $17 and $199, respectively. The change in fair value of the Put Warrants resulted in income of $334 and $645 for the three months ended June 30, 2012 and 2011, respectively and income of $182 and $564 for the six months ended June 30, 2012 and 2011, respectively.

The recorded liability as described above would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.

Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of tax of $288 and $288, are as follows:

	June 30, 2012	December 31, 2011

Funded status of defined benefit pension plan	$(434)	$(434)

Note 10 — Statements of Cash Flows Information

The following describes the Company’s noncash investing and financing activities:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Issuance of common stock for business acquisitions	$—	$4,628
Issuance of short and long-term debt for business acquisition	—	4,964
Reduction of seller note payable on settlement of final working capital receivable	—	125

The Company paid $4,239 and $4,460 in cash for interest expense in the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, the Company made cash income tax payments of $271 and received cash refunds of $3,238. For the six months ended June 30, 2011, the Company made cash income payments of $4,564 and received cash refunds of $215.

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

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$2,935	47,557,918	$0.06	$6,645	47,388,308	$0.14

Effect of Dilutive Securities
Deferred common stock	—	—		—	20,899
Stock options	—	—		—	132,580

Diluted EPS
Net income	$2,935	47,557,918	$0.06	$6,645	47,541,787	$0.14

The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three months ended June 30, 2012, there were 2,159,940 options, 1,419,231 warrants, 204,631 deferred shares and 4,914,990 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive. For the three months ended June 30, 2011, there were 1,080,597 options, 1,419,231 warrants and 5,793,561 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$5,151	47,526,649	$0.11	$15,408	47,242,919	$0.33

Effect of Dilutive Securities
Deferred common stock	—	—		—	24,930
Stock options	—	—		—	127,920

Diluted EPS
Net income	$5,151	47,526,649	$0.11	$15,408	47,395,769	$0.33

The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the six months ended June 30, 2012, there were 2,159,940 options, 1,419,231 warrants, 204,631 deferred shares and 4,914,990 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive. For the six months ended June 30, 2011, there were 1,080,597 options, 1,419,231 warrants and 5,793,561 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Note 12 — Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its former Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of June 30, 2012 and December 31, 2011, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $960 and $1,463, respectively. No further remediation is anticipated. Of the $960 accrued as of June 30, 2012, $134 is reported as a current liability and the remaining $826 is estimated to be paid as follows: $70 from 2013 through 2015, $75 from 2016 through 2017 and $681 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee and Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

The Company and its subsidiaries are at this time in material compliance with all of their obligations under all pending consent orders in College Grove, Tennessee and the greater Tampa, Florida area.

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

Employee Matters

As of June 30, 2012, approximately 6% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Twenty-nine employees located at the Company’s facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty-two employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. The agreement with the United Steelworkers of America expires on March 15, 2014. The agreement with the Joint Board expires on June 25, 2014.

Other Matters

In June 2012, the Company entered into a settlement with the former owners of a previous acquisition. The Company received cash payments of $3,804, new 5 year non-compete agreements with the former owners which has been preliminarily valued at $1,017 and indemnification against any future claims. A total of $4,558 has been reported separately in other income in the Consolidated Statement of Operations, net of $263 of legal and accounting expense.

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 13 — Segment Reporting

The Company has defined three reportable segments: Scrap Metal Recycling, PGM and Minor Metals Recycling and Lead Fabricating. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the three and six months ended June 30, 2012 and 2011 for these segments:

	Scrap Metal Recycling	PGM and Minor Metals Recycling	Lead Fabricating	Corporate and Other	Consolidated
	For the three months ended June 30, 2012
Revenues from external customers	$102,969	$26,270	$18,974	$—	$148,213
Operating income (loss)	275	(424)	1,075	665	1,591

	For the three months ended June 30, 2011
Revenues from external customers	$106,493	$50,266	$21,733	$—	$178,492
Operating income (loss)	8,486	2,484	693	(262)	11,401

	Scrap Metal Recycling	PGM and Minor Metals Recycling	Lead Fabricating	Corporate and Other	Consolidated
	As of and for the six months ended June 30, 2012
Revenues from external customers	$212,502	$64,928	$34,868	$—	$312,298
Operating income	5,377	21	1,595	493	7,486
Total assets	252,923	78,290	40,779	7,760	379,752

	As of and for the six months ended June 30, 2011
Revenues from external customers	$215,958	$106,631	$37,870	$—	$360,459
Operating income (loss)	21,243	6,517	1,605	(980)	28,385
Total assets	240,389	76,936	43,097	10,372	370,794

Note 14 — Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2007. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three months ended June 30, 2012 and 2011 was 28% and 31%, respectively. The Company’s effective income tax rate for the six months ended June 30, 2012 and 2011 was 32% and 36%, respectively. The effective rate may differ from the blended expected statutory income tax rate of 37% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, certain stock-based compensation, Domestic Production Activities Deduction and certain other non-deductible expenses.

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

The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The Notes contain an optional repurchase right exercisable by the Note Purchasers on each of June 30, 2014 and the eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes at par. The Notes are included in the balance sheet as of June 30, 2012 at $67,900 which is inclusive of unamortized discount of $910. The Notes are unsecured, bear interest at 7% per annum, payable in cash, and will mature in April 2028. However, due to the short-term nature of the repurchase right, the Company considers the reported value of the notes also approximates fair value.

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

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of :

	June 30, 2012
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$17	$17

	December 31, 2011
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$199	$199

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants: The put warrants are valued using the Black-Scholes method. The weighted average value per outstanding warrant at June 30, 2012 is computed to be $0.01 using a discount rate of 0.33%, an average volatility factor of 56.6% and a $2.20 per share closing market price of the Company’s common stock as of that date. The weighted average value per outstanding warrant at December 31, 2011 is computed to be $0.14 using a discount rate of 0.36% and an average volatility factor of 58.2% and a $3.29 per share closing market price of the Company’s common stock as of that date. Increases or decreases in the market price of the Company’s common stock have a corresponding effect on the fair value of this liability. For example, if the price of the Company’s common stock was $1.00 higher as of June 30, 2012, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $64.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
	Put Warrants	Put Warrants

Beginning balance	$351	$3,866
Total unrealized gain included in earnings	(334)	(645)

Ending balance	$17	$3,221

The amount of gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$334	$645

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	Put Warrants	Put Warrants

Beginning balance	$199	$3,785
Total unrealized gain included in earnings	(182)	(564)

Ending balance	$17	$3,221

The amount of gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$182	$564

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

General

We operate in three distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”) and (c) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of June 30, 2012 included twenty-one scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, Syracuse, Ithaca and Jamestown, New York; Akron, Youngstown and Warren, Ohio; Elizabeth, New Jersey; Buda and Dallas, Texas; Gulfport, Mississippi; Pittsburgh, Brownsville, Sharon, West Chester, Quarryville and Bradford, Pennsylvania; and Colliers, West Virginia; an aluminum de-ox plant co-located with our scrap yard in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama; Healdsburg and Ontario, California; and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

Overview of Quarterly Results

The following items represent a summary of financial information for the three months ended June 30, 2012 compared with the three months ended June 30, 2011

•	Sales decreased to $148.2 million, compared to $178.5 million.

•	Operating income decreased to $1.6 million, compared to operating income of $11.4 million.

•	Net income of $2.9 million, compared to a net income of $6.6 million.

•	Net income of $0.06 per diluted share, compared to a net income of $0.14 per diluted share.

The following items represent a summary of financial information for the six months ended June 30, 2012 compared with the six months ended June 30, 2011

•	Sales decreased to $312.3 million, compared to $360.5 million.

•	Operating income decreased to $7.5 million, compared to operating income of $28.4 million.

•	Net income of $5.2 million, compared to a net income of $15.4 million.

•	Net income of $0.11 per diluted share, compared to a net income of $0.33 per diluted share.

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

Revenue Recognition

Revenue from product sales is recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers, based on free on board (“FOB”) terms. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. Historically, there have been few sales returns and adjustments in excess of reserves for such instances that would impact the ultimate collection of revenues therefore; no material provisions have been made when a sale is recognized. The loss of any significant customer could adversely affect our results of operations or financial condition.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

Accounts receivable consist of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $2.6 million at June 30, 2012 and $829,000 at December 31, 2011. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

The Company had identified eight reporting units with recorded goodwill. The aggregate of these reporting units represents 95% of the Company’s consolidated revenues for the year ended December 31, 2011. A list of the Company’s reporting units and the amount of goodwill recorded in each reporting unit as of June 30, 2012, is as follows ($ in thousands):

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

At December 31, 2011, the Company performed its annual impairment testing. As of that date, all reporting units had fair values that exceeded carrying values and no impairment charge was required. Only our Lead Fabricating unit had a calculated fair value that exceeded its carrying value by less than 20%, an amount that we deem substantial. Through June 30, 2012, no indicators of impairment were identified in any of our reporting units. In our year-end impairment assessment, our forecasts included a transition of our Texas and New Jersey PGM Recycling units into traditional ferrous and non-ferrous scrap metal processing. Through the first six months of 2012, these reporting units have experienced lower revenues and profit margins in PGM material due to competitive pressure, than forecasted in our year end impairment test. We are closely monitoring the operating results and progress of the transition of these reporting units into traditional scrap processing. If the operating results of these recycling units do not improve, we could incur a goodwill impairment charge of up to $20.8 million.

At June 30, 2012, the reported book value of the Company’s equity exceeded its market capitalization value by $93.3 million. Market capitalization being less than the total shareholders’ equity is one factor management considers when determining whether goodwill should be tested for impairment between annual tests. However, management believes the Company’s forecasted cash flows of the Company’s reporting units constitute a better indicator of the current fair value of the reporting units than the current pricing of the consolidated Company’s common shares.

Intangible Assets and Other Long-lived Assets

The Company tests finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. Through June 30, 2012, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. At December 31, 2011, the computed fair value of our indefinite-lived intangibles was substantially in excess of their respective carrying values. Through June 30, 2012, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

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

The following table sets forth information regarding revenues in each segment

	Revenues
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011			Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	($s, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%

Scrap Metal Recycling

Ferrous metals (tons)	139.8	$58,402	39.4	144.8	$62,707	35.1	276.4	$118,865	38.1	291.9	$128,199	35.6

Non-ferrous metals (lbs.)	42,988	43,356	29.3	38,821	42,045	23.6	91,469	91,478	29.3	76,887	84,934	23.6

Other	—	1,211	0.8	—	1,741	1.0	—	2,159	0.6	—	2,825	0.7

Total Scrap Metal Recycling		102,969	69.5		106,493	59.7		212,502	68.0		215,958	59.9

PGM and Minor Metals Recycling

Platinum Group Metals (troy oz.)	10.4	12,605	8.5	28.9	38,117	21.3	31.2	36,248	11.6	63.6	82,850	23.0

Minor Metals (lbs.)	600	13,665	9.2	432	12,149	6.8	1,232	28,680	9.2	940	23,781	6.6

Total PGM and Minor Metals Recycling		26,270	17.7		50,266	28.1		64,928	20.8		106,631	29.6

Lead Fabricating (lbs.)	12,332	18,974	12.8	13,274	21,733	12.2	22,945	34,868	11.2	23,551	37,870	10.5

Total Revenue		$148,213	100.0		$178,492	100.0		$312,298	100.0		$360,459	100.0

The following table sets forth information regarding our average selling prices for the past six quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.	Average PGM Price per troy oz. (1)	Average Minor Metal Price per lb. (2)	Average Lead Price per lb.

June 30, 2012	$418	$1.01	$1,012	$22.76	$1.54
March 31, 2012	$443	$0.99	$1,005	$23.79	$1.50
December 31, 2011	$422	$0.94	$1,056	$23.92	$1.62
September 30, 2011	$445	$1.07	$1,216	$25.59	$1.64
June 30, 2011	$433	$1.08	$1,202	$28.10	$1.64
March 31, 2011	$445	$1.13	$1,229	$22.90	$1.57

(1)	Average PGM prices are comprised of combined troy ounces of Platinum, Palladium and Rhodium.
(2)	Average Minor Metal prices are comprised of combined weights of Tungsten, Tantalum, Molybdenum and other related metals.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Consolidated net sales decreased by $30.3 million, or 17.0%, to $148.2 million for the three months ended June 30, 2012 compared to consolidated net sales of $178.5 million for the three months ended June 30, 2011. The effect of acquisitions to consolidated net sales for the quarter ended June 30, 2012 was immaterial. The Company reported decreases in average metal selling prices representing $12.2 million. The Company also reported lower selling volumes amounting to $18.1 million.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales decreased by $4.3 million, or 6.9%, to $58.4 million for the three months ended June 30, 2012, compared to $62.7 million for the three months ended June 30, 2011. The decrease in ferrous sales was attributable to lower volume sold of 5,000 tons, or 3.5%, amounting to $2.2 million and lower average selling prices totaling $2.1 million. The average selling price for ferrous products was approximately $418 per ton for the three months ended June 30, 2012 compared to $433 per ton for the three months ended June 30, 2011, a decrease of approximately 3.5%.

Non-Ferrous Sales

Non-ferrous sales increased by $1.4 million, or 3.3%, to $43.4 million for the three months ended June 30, 2012, compared to $42.0 million for the three months ended June 30, 2011. The increase in non-ferrous sales was due to higher sales volumes amounting to $4.4 million but was offset by lower average selling prices totaling $3.0 million. The average selling price for non-ferrous products was approximately $1.01 per pound for the three months ended June 30, 2012 compared to $1.08 per pound for the three months ended June 30, 2011, a decrease of approximately 6.5%.

PGM and Minor Metal Recycling

Platinum Group Metals

Platinum Group Metal (“PGM”) recycling sales decreased $25.5 million, or 66.9%, to $12.6 million for the three months ended June 30, 2012, compared to $38.1 million for the three months ended June 30, 2011. The decrease in sales was due to lower volumes sold totaling $23.5 million and lower selling prices amounting to $2.0 million. The Company withheld purchasing from suppliers and in markets where we could not buy PGM catalyst material profitably. For the three months ended June 30, 2012, the Company sold 10,400 combined troy ounces of platinum group metals compared to 28,900 combined troy ounces for the three months ended June 30, 2011, a decrease of 18,500 ounces or 64.0%. The average combined selling price for PGM metal was approximately $1,012 per troy ounce for the three months ended June 30, 2012 compared to $1,202 per troy ounce for the three months ended June 30, 2011, a decrease of 15.8%.

Minor Metals

Sales of Minor Metals, which primarily include metals such as Molybdenum, Tungsten and Tantalum, increased $1.6 million, or 13.2%, to $13.7 million for the three months ended June 30, 2012, compared to $12.1 million for the three months ended June 30, 2011. The increase in sales was due to higher volume sold amounting to $4.8 million but was offset by lower selling prices totaling $3.2 million. The average combined selling price for minor metals was approximately $22.76 per pound for the three months ended June 30, 2012 compared to $28.10 per pound for the three months ended June 30, 2011, a decrease of 19.0%.

Lead Fabricating

Lead Fabricating sales decreased by $2.7 million, or 12.4%, to $19.0 million for the three months ended June 30, 2012 compared to $21.7 million for the three months ended June 30, 2011. The decrease in sales was due to lower average selling prices amounting to $1.3 million and by lower volume sold totaling $1.4 million. The average selling price of our lead fabricated products was approximately $1.54 per pound for the three months ended June 30, 2012, compared to $1.64 per pound for the three months ended June 30, 2011. Sales volume decreased to 12.3 million pounds for the three months ended June 30, 2012 from 13.3 million pounds for the three months ended June 30, 2011, a decrease of 7.5%.

Operating Expenses

Operating expenses decreased by $22.2 million, or 14.2%, to $134.3 million for the three months ended June 30, 2012 compared to $156.5 million for the three months ended June 30, 2011. The effect of acquisitions on operating expenses for the quarter ended June 30, 2012 was immaterial. The decrease in operating expense was due to a $22.0 million decrease in the cost of purchased metals due to lower sales volumes and commodity prices and a $184,000 decrease in other operating expenses. These operating expense decreases include wages and benefits of $450,000, equipment and vehicle repairs and maintenance expenses of $326,000, environmental control expenses of $326,000, energy and utility expenses of $165,000 and production and fabricating supplies of $113,000 and other operating expenses of $4,000. These expense decreases were offset by a $1.2 million increase in outbound freight charges.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $1.2 million, or 17.4%, to $8.1 million, or 5.5% of sales, for the three months ended June 30, 2012, compared to $6.9 million, or 3.9% of sales, for the three months ended June 30, 2011. The effect of acquisitions on selling, general and administrative expenses for the quarter ended June 30, 2012 was immaterial. The increases include a $1.7 million increase in bad debt expense due primarily to the Company’s exposure to the bankruptcy filing of a single customer. This increase was offset by reductions of $291,000 in consulting and professional fees and $179,000 in wages and benefits.

Depreciation and Amortization

Depreciation and amortization increased to $4.2 million, or 2.8% of sales, for the three months ended June 30, 2012 compared to $3.6 million, or 2.0% of sales for the three months ended June 30, 2011. The $571,000 increase in depreciation and amortization expense is due to increases in capital expenditures made in the previous several quarters, particularly the Company’s new shredder facility in western New York.

Operating Income

Operating income for three months ended June 30, 2012 decreased by $9.8 million to $1.6 million for three months ended June 30, 2012 from $11.4 million for the three months ended June 30, 2011 and was a net result of the factors discussed above.

Financial and Other Income/(Expense)

Interest expense was $2.3 million, or 1.6% of sales, for the three months ended June 30, 2012 compared to $2.4 million or 1.4% of sales, for the three months ended June 30, 2011. The $85,000 decrease in interest expense was attributable to lower effective interest rates on a significant portion of our outstanding debt. In the previous twelve months, we repurchased $12.3 million of our 7% convertible notes using the revolving credit facility having an average interest rate of 3% to 4% lower than the convertible notes.

Other income for the three months ended June 30, 2012 includes a $4,558 gain related to the settlement reached with the former owners of a previous acquisition.

Other income for the three months ended June 30, 2012, includes income of $334,000 to adjust the Put Warrant liability to its fair value as compared to income of $645,000 for the quarter ended June 30, 2011. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.

Income Taxes

For the three months ended June 30, 2012, the Company recognized income tax expense of $1.2 million, resulting in an effective tax rate of 28%. For the three months ended June 30, 2011, the Company recognized an income tax expense of $3.0 million, resulting in an effective tax rate of 31%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 37% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, Domestic Production Activities Deduction, stock based compensation and certain non-deductible expenses.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Consolidated net sales decreased by $48.2 million, or 13.4%, to $312.3 million for the six months ended June 30, 2012 compared to consolidated net sales of $360.5 million for the six months ended June 30, 2011. Acquisitions added $1.3 million to consolidated net sales for the six months ended June 30, 2012. Excluding acquisitions, sales decreased by $49.5 million. The Company reported decreases in average metal selling prices in all segments of operations representing $23.5 million. The Company also reported lower selling volumes in most segments amounting to $26.0 million.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales decreased by $9.3 million, or 7.3%, to $118.9 million for the six months ended June 30, 2012, compared to $128.2 million for the six months ended June 30, 2011. Acquisitions added $647,000 to ferrous sales for the second quarter of 2012. Excluding acquisitions, the $10.0 million ferrous sales decrease was attributable to lower volume sold of 17,100 tons, or 5.9%, amounting to $7.6 million and lower average selling prices totaling $2.4 million. The average selling price for ferrous products was approximately $430 per ton for the six months ended June 30, 2012 compared to $439 per ton for the six months ended June 30, 2011, a decrease of 2.1%.

Non-Ferrous Sales

Non-ferrous sales increased by $6.6 million, or 7.8%, to $91.5 million for the six months ended June 30, 2012, compared to $84.9 million for the six months ended June 30, 2011. Acquisitions added $443,000 to non-ferrous sales for the second quarter of 2011. Excluding acquisitions, the $6.2 million increase in non-ferrous sales was due to higher sales volumes amounting to $15.3 million but was offset by lower average selling prices totaling $9.1 million. The average selling price for non-ferrous products was approximately $1.00 per pound for the six months ended June 30, 2012 compared to $1.10 per pound for the six months ended June 30, 2011, a decrease of 9.1%.

PGM and Minor Metal Recycling

Platinum Group Metals

Platinum Group Metal (“PGM”) recycling sales decreased $46.7 million, or 56.3%, to $36.2 million for the six months ended June 30, 2012, compared to $82.9 million for the six months ended June 30, 2011. The decrease in sales was due to lower volumes amounting to $40.1 million and lower selling prices totaling $6.6 million. The Company withheld purchasing from suppliers and in markets where we could not buy PGM catalyst material profitably. For the six months ended June 30, 2012, the Company sold 31,200 combined troy ounces of platinum group metals compared to 63,600 combined troy ounces for the six months ended June 30, 2011, a decrease of 32,400 ounces or 51.0%. The average combined selling price for PGM metal was approximately $1,007 per troy ounce for the six months ended June 30, 2012 compared to $1,217 per troy ounce for the six months ended June 30, 2011, a decrease of 17.2%.

Minor Metals

Sales of Minor Metals, which primarily include metals such as Molybdenum, Tungsten and Tantalum, increased $4.9 million, or 20.6%, to $28.7 million for the six months ended June 30, 2012, compared to $23.8 million for the six months ended June 30, 2011. The increase in sales was due to higher volumes sold amounting to $7.4 million but was offset by lower average selling prices totaling $2.5 million. The average combined selling price for minor metals was $23.29 per pound for the six months ended June 30, 2012 compared to $25.29 per pound for the six months ended June 30, 2011, a decrease of 7.9%.

Lead Fabricating

Lead Fabricating sales decreased by $3.0 million, or 7.9%, to $34.9 million for the six months ended June 30, 2012 compared to $37.9 million for the six months ended June 30, 2011. The decrease in sales was due to lower average selling prices amounting to $2.1 million and by lower volume sold totaling $928,000. The average selling price of our fabricated lead products was $1.52 per pound for the six months ended June 30, 2012, compared to $1.61 per pound for the six months ended June 30, 2011. Sales volume decreased to 22.9 million pounds for the six months ended June 30, 2012 from 23.6 million pounds for the six months ended June 30, 2011, a decrease of 3.0%.

Operating Expenses

Operating expenses decreased by $28.9 million, or 9.3%, to $281.2 million for the six months ended June 30, 2012 compared to $310.1 million for the six months ended June 30, 2011. Acquisitions added $1.1 million to operating expense for the six months ended June 30, 2012. Excluding acquisitions, the decrease in operating expenses was due to a $30.5 million decrease in the cost of purchased metals due to lower sales volumes and commodity prices. This decrease was offset by a $428,000 increase in other operating expenses. These operating expense increases include outbound freight charges of $2.4 million but was offset by lower wages and benefits of $839,000, energy and utility expenses of $773,000, vehicle repairs and maintenance expenses of $337,000.

Selling, General, and Administrative

Selling, general, and administrative expenses increased $486,000, or 3.2%, to $15.5 million, or 4.9% of sales, for the six months ended June 30, 2012, compared to $15.0 million, or 4.2% of sales, for the six months ended June 30, 2011. Acquisitions added $176,000 to selling, general and administrative expenses for the quarter ended June 30, 2012. Excluding acquisitions, selling, general and administrative expenses increased by $310,000. The increase includes a $1.7 million increase in bad debt expense due primarily to the Company’s exposure to the bankruptcy filing of a single customer. The increase was offset by reductions of $742,000 in wages and benefits, $524,000 in consulting and professional fees and $129,000 in other selling, general and administrative expense.

Depreciation and Amortization

Depreciation and amortization increased to $8.2 million, or 2.6% of sales, for the six months ended June 30, 2012 compared to $7.0 million, or 1.9% of sales for the six months ended June 30, 2011. The decrease as a percentage of sales was primarily attributable to higher sales. Acquisitions added $141,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased by $1.1 million due to increases in capital expenditures made in the previous several quarters, particularly the Company’s new shredder facility in western New York.

Operating Income

Operating income for the six months ended June 30, 2012 decreased by $20.9 million to $7.5 million for the six months ended June 30, 2012 from $28.4 million for the six months ended June 30, 2011 and was a result of the factors discussed above.

Financial and Other Income/(Expense)

Interest expense was $4.6 million, or 1.5% of sales, for the six months ended June 30, 2012 compared to $4.9 million, or 1.3% of sales, for the six months ended June 30, 2011. The $226,000 decrease in interest expense was attributable to lower effective interest rates on a significant portion of our outstanding debt. In the previous twelve months, we repurchased $12.3 million of our 7% convertible notes using the revolving credit facility having an average interest rate of 3% to 4% lower than the convertible notes.

Other income for the six months ended June 30, 2012 includes a $4,558 gain related to the settlement reached with the former owners of a previous acquisition.

Other income for the six months ended June 30, 2012, includes income of $182,000 to adjust the Put Warrant liability to its fair value as compared to income of $564,000 for the six months ended June 30, 2011. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.

Income Taxes

For the six months ended June 30, 2012, the Company recognized income tax expense of $2.5 million, resulting in an effective tax rate of 32%. For the six months ended June 30, 2011, the Company recognized an income tax expense of $8.7 million, resulting in an effective tax rate of 36%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 37% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, Domestic Production Activities Deduction, stock based compensation and certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the six months ended June 30, 2012, we generated $8.8 million of cash from operating activities compared to $11.6 million of operating cash generated for the six months ended June 30, 2011. For the six months ended June 30, 2012, the Company’s net income of $5.2 million and non-cash net expense of depreciation and amortization of $8.7 million and other non-cash items of $1.8 was offset by a $6.9 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $21.7 million offset by a $9.6 million decrease to inventory, a $3.9 million decrease to prepaid expenses and other current assets and $1.3 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities. For the six months ended June 30, 2011, the Company’s net income of $15.4 million and non-cash net expense of depreciation and amortization of $7.7 million and other non-cash items of $497,000 was offset by a $12.0 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $18.3 million due to higher sales and a $1.7 million increase in inventory. These items were offset by a $4.8 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities and a $3.1 million decrease in prepaid expenses and other current assets.

We used $16.6 million in net cash for investing activities for the six months ended June 30, 2012 compared to using net cash of $12.4 million in the six months ended June 30, 2011. During the six months ended June 30, 2012, we purchased $15.3 million in equipment; capital improvements and the land and building in Buda, Texas and paid $1.5 million to acquire a business. During six months ended June 30, 2011, we purchased $11.0 million in equipment and capital improvements which included $3.0 million for the purchase of the land and building and $2.8 million in improvements to date in Western, New York that was used to house our Buffalo shredding operation. We also used $1.8 million in cash to fund a portion of our acquisition of Goodman Services, Inc. and $92,000 in increases to other long-term assets. These items were offset by $553,000 in proceeds from the disposal of capital equipment.

During the six months ended June 30, 2012, we generated $7.1 million of net cash from financing activities compared to $5.1 million of net cash generated during the six months ended June 30, 2011. For the six months ended June 30, 2012, total new borrowings were $4.3 million and net borrowings under our revolving credit facility amounted to $13.7 million. We also received $36,000 in proceeds from the exercise of employee stock options. These borrowings and proceeds were offset by debt repayments of $10.4 million and the payment of $423,000 in debt issuance costs related to credit facility amendment with JPMChase. For the six months ended June 30, 2011, total new borrowings were $5.1 million and net borrowings under our revolving credit facility amounted to $2.7 million. We also received $322,000 in proceeds from the exercise of employee stock options. These borrowings and proceeds were offset by debt repayments of $2.9 million and the payment of $196,000 in debt issuance costs related to credit facility amendment with JPMChase.

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

As of June 30, 2012, we had $45.3 million of borrowing availability under the Credit Agreement.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. providing up to $10.4 million in connection with the Buffalo shredder project. As of March 31, 2012, the Company had drawn down the maximum available under the line of which $6.6 million was used to repay a $6.6 million term loan under the Credit Agreement. The equipment loan is secured by the shredder and related equipment. The loan bears interest at a rate of 4.77% per annum, requires monthly payments of $110,000 and matures December 2021. The Equipment Financing Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lender. As of June 30, 2012, the outstanding balance under the loan was $10.0 million.

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

As of June 30, 2012, the outstanding balance on the Notes was $67.9 million (net of $910,000 in unamortized discount related to the original fair value warrants issued with the Notes).

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

During the six months ended June 30, 2012, the Company repurchased an aggregate $7.3 million in convertible notes, in cash, using proceeds of the Revolver resulting in a gain of $63,000, net of $97,000 in unamortized warrant discount and $320,000 in unamortized deferred financing costs

On September 28, 2011, the Company repurchased convertible notes totaling $5.0 million for $4.5 million using proceeds of the Revolver resulting in a gain of $243,000, net of $69,000 in unamortized warrant discount and $226,000 in unamortized deferred financing costs.

Future Capital Requirements

As of June 30, 2012, we had $5.2 million in cash and cash equivalents, availability under the Credit Agreement of $45.3 million and total working capital of $117.3 million. As of June 30, 2012, our current liabilities totaled $42.9 million. We expect to fund our current working capital needs, interest payments, term debt payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Credit Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.

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

While the Company was able to meet its covenants for the quarter ended June 30, 2012, management and the Company’s lenders continue to closely monitor estimated and actual operating results to determine covenant compliance for the quarter ended September 30, 2012.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2012, $45.5 million of our outstanding debt consisted of variable rate borrowings under our senior secured credit facility with JPMChase Bank and other lenders. Borrowings under the credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $455,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of June 30, 2012.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect to the carrying value of our inventories. We have no open commodity price protection agreements as of June 30, 2012.

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

Common stock market price risk

We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of June 30, 2012, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $64,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC.
(Registrant)

Date: August 7, 2012	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: August 7, 2012	By:	/s/ KEVIN WHALEN
Kevin Whalen
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)