Form 10-Q
period 2012-09-30
METALICO INC
filed 2012-11-09
CIK 1048685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares of Common stock, par value $.001, outstanding as of November 6, 2012: 47,568,163

METALICO, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$4,513	$5,932
Trade receivables, less allowance for doubtful accounts 2012 -$579; 2011—$829	71,273	50,965
Inventories	74,909	85,659
Prepaid expenses and other current assets	5,596	5,250
Prepaid taxes and income tax receivables	3,949	3,938
Deferred income taxes	2,596	2,345

Total current assets	162,386	154,089
Property and equipment, net	99,931	91,361
Goodwill	62,121	73,548
Other intangibles, net	39,066	40,228
Other assets, net	4,740	5,667

Total assets	$368,694	$364,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$8,164	$5,963
Current maturities of other long-term debt	5,721	6,687
Accounts payable	25,576	22,040
Accrued expenses and other current liabilities	5,459	4,160

Total current liabilities	44,920	38,850

Long-Term Liabilities
Senior unsecured convertible notes payable	67,913	75,074
Other long-term debt, less current maturities	50,357	41,030
Deferred income taxes	16,334	15,918
Accrued expenses and other long-term liabilities	1,576	2,119

Total long-term liabilities	136,180	134,141

Total liabilities	181,100	172,991

Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common stock, par value $0.001, authorized shares of 100,000,000; issued and outstanding shares of 47,568,163 and 47,467,897, respectively	48	47
Additional paid-in capital	183,603	182,379
Retained earnings	4,377	9,910
Accumulated other comprehensive loss	(434)	(434)

Total stockholders’ equity	187,594	191,902

Total liabilities and stockholders’ equity	$368,694	$364,893

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2012 and 2011

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(Unaudited)
	($ thousands, except per share data)
Revenue	$132,772	$168,728	$445,070	$529,187

Costs and expenses
Operating expenses	123,163	151,162	404,329	461,302
Selling, general, and administrative expenses	6,538	7,222	21,992	22,190
Impairment charges	12,130	—	12,130	—
Depreciation and amortization	4,399	3,830	12,591	10,796

	146,230	162,214	451,042	494,288

Operating (loss) income	(13,458)	6,514	(5,972)	34,899

Financial and other income (expense)
Interest expense	(2,203)	(2,245)	(6,842)	(7,110)
Gain on settlement	—	—	4,558	—
Gain on debt extinguishment	—	243	63	243
Equity in gain (loss) of unconsolidated investee	69	(92)	(3)	(130)
Financial instruments fair value adjustment	(3)	2,480	179	3,044
Other	(19)	99	16	127

	(2,156)	485	(2 029)	(3,826)

(Loss) income before income taxes	(15,614)	6,999	(8,001)	31,073
(Benefit) provision for federal and state income taxes	(4,930)	1,915	(2,468)	10,581

Net (loss) income	$(10,684)	$5,084	$(5,533)	$20,492

(Loss) earnings per common share:
Basic	$(0.22)	$0.11	$(0.12)	$0.43

Diluted	$(0.22)	$0.11	$(0.12)	$0.43

Weighted Average Common Shares Outstanding:
Basic	47,563,939	47,447,823	47,539,170	47,311,971

Diluted	47,563,939	47,453,916	47,539,170	47,422,727

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Three and Nine Months Ended September 30, 2012 and 2011

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(Unaudited)
	($ thousands, except per share data)
Net (loss) income	$(10,684)	$5,084	$(5,533)	$20,492
Other comprehensive income (loss), net of tax	—	—	—	—

Comprehensive (loss) income	$(10,684)	$5,084	$(5,533)	$20,492

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

	2012	2011
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Net (loss) income	$(5,533)	$20,492
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,356	11,748
Deferred income tax (benefit) provision	(2,481)	1,478
Provision for doubtful accounts receivable	1,837	30
Provision for loss on vendor advances	354	158
Financial instruments fair value adjustments	(179)	(3,044)
Loss (gain) on sale of property and equipment	6	(285)
Gain on debt extinguishment	(63)	(243)
Impairment charges	12,130	—
Non-cash gain in settlement	(1,017)	—
Equity in loss of unconsolidated investee	3	130
Compensation expense on restricted stock and stock options issued	1,224	1,727
Excess tax benefit from stock-based compensation	25	59
Other non-cash items	35	—
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade receivables	(22,145)	(8,814)
Inventories	11,223	(6,016)
Income taxes receivable, prepaid expenses and other	1,671	876
Increase in:
Accounts payable, accrued expenses, income taxes payable and other liabilities	4,471	4,928

Net cash provided by operating activities	14,917	23,224

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	139	564
Purchases of property and equipment	(18,569)	(18,700)
Cash paid for business acquisitions, less cash acquired	(1,500)	(1,844)
Decrease (increase) in other assets	265	(313)

Net cash used in investing activities	(19,665)	(20,293)

Cash Flows from Financing Activities
Net borrowings under revolving lines-of-credit	11,006	(1,376)
Proceeds from other borrowings	5,002	9,421
Principal payments on other borrowings	(12,265)	(8,855)
Excess tax benefit from stock-based compensation	(25)	(59)
Debt issuance costs paid	(426)	(196)
Proceeds from issuance of common stock on exercised options	37	522

Net cash provided by (used in) financing activities	3,329	(543)

Net (decrease) increase in cash	(1,419)	2,388
Cash:
Beginning of period	5,932	3,473

End of period	$4,513	$5,861

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this standard will not have an impact on our consolidated financial statements.

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

Note 3 — Major Customer

Revenues for the three and nine months ended September 30, 2012 and 2011, include revenue from net sales to a particular customer of our PGM and Minor Metals Recycling segment (which at times has accounted for 10% or more of the total revenue of the Company), together with trade receivables due from such customer as of September 30, 2012 and December 31, 2011.

	Net sales to Customer as a percentage of Total Revenues				Trade Receivable Balance as of
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	September 30, 2012	December 31, 2011
Customer A	5%	15%	5%	18%	$2,205	$2,335

Note 4 — Inventories

Inventories as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Raw materials	$11,181	$6,446
Work-in-process	4,150	3,406
Finished goods	6,026	9,456
Ferrous scrap metal	23,962	33,812
Non-ferrous scrap metal	29,590	32,539

	$74,909	$85,659

Note 5 — Goodwill and Other Intangibles

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. The Company has identified competitive pressures in sourcing PGM catalysts, its effect on gross margins and expectations of future cash flows as a triggering event with respect to its PGM reporting units which required an impairment analysis in the quarter ended September 30, 2012. The combination of these factors has resulted in a decline in forecasted cash flows, and therefore also in the fair value of the Company’s PGM reporting units resulting in a goodwill impairment charge of $12,030 and an impairment charge of $100 to a trade name. The Company used primarily Level 3 inputs (as described in Note 15) to estimate the fair value of its PGM reporting units. Changes in the carrying amount of goodwill, by segment for the nine months ended September 30, 2012 were as follows:

	Scrap Metal Recycling	PGM and Minor Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
December 31, 2011	$43,528	$24,652	$5,368	$—	$73,548
Acquired during the period	603	—	—	—	603
Impairment charges	—	(12,030)	—	—	(12,030)

September 30, 2012	$44,131	$12,622	$5,368	$—	$62,121

The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At September 30, 2012, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of September 30, 2012 and December 31, 2011 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount
September 30, 2012
Covenants not-to-compete	$5,122	$(1,285)	$—	$3,837
Trademarks and tradenames	6,075	—	(100)	5,975
Supplier relationships	39,130	(10,273)	—	28,857
Know how	397	—	—	397
Patents and databases	94	(94)	—	—

	$50,818	$(11,652)	$(100)	$39,066

December 31, 2011
Covenants not-to-compete	$4,105	$(900)	$—	$3,205
Trademarks and tradenames	6,075	—	—	6,075
Supplier relationships	39,130	(8,579)	—	30,551
Know how	397	—	—	397
Patents and databases	94	(94)	—	—

	$49,801	$(9,573)	$—	$40,228

In June 2012, the Company obtained a 5-year non-compete agreement in a settlement with the former owners of a previously acquired business. The changes in the net carrying amount of amortizable intangible assets by classifications for the nine months ended September 30, 2012 were as follows:

	Covenants Not-to- Compete	Supplier Relationships
Balance, December 31, 2011	$3,205	$30,551
Additions	1,017	—
Amortization	(385)	(1,694)
Impairment charges	—	—

Balance, September 30, 2012	$3,837	$28,857

Amortization expense of finite-lived intangible assets for the three and nine months ended September 30, 2012 was $719 and $2,079, respectively. Amortization expense of finite-lived intangible assets for the three and nine months ended September 30, 2011 was $682 and $2,018, respectively. Estimated aggregate amortization expense on amortizable intangible assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2012	$719
2013	2,902
2014	3,040
2015	3,038
2016	2,992
Thereafter	20,003

$32,694

Note 6 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012			December 31, 2011
	Current	Long- Term	Total	Current	Long- Term	Total
Environmental monitoring costs	$129	$826	$955	$325	$1,138	$1,463
Payroll and employee benefits	2,190	574	2,764	1,294	606	1,900
Interest and bank fees	959	—	959	1,087	—	1,087
Put warrant liability	—	20	20	—	199	199
Other	2,181	156	2,337	1,454	176	1,630

	$5,459	$1,576	$7,035	$4,160	$2,119	$6,279

Note 7 — Stock Options and Stock-Based Compensation

Stock-based compensation expense was $386 and $427 for the three months ended September 30, 2012 and 2011, respectively and $1,224 and $1,727 for the nine months ended September 30, 2012 and 2011, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.

The fair value of the stock options granted in the nine months ended September 30, 2012 and 2011 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

Black-Scholes Valuation Assumptions (1)	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Weighted average expected life (in years) (2)	5.0	5.0
Weighted average expected volatility (3)	83.84%	84.12%
Weighted average risk free interest rates (4)	1.04%	2.13%
Expected dividend yield	—	—

(1)	Forfeitures are estimated based on historical experience.
(2)	The expected life of stock options is estimated based on historical experience.
(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.
(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the nine months ended September 30, 2012 were as follows:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	2,177,616	$7.30
Options granted	60,000	$4.27
Options exercised	(9,528)	$3.78
Options forfeited or expired	(455,953)	$7.36

Options outstanding, end of period	1,772,135	$7.20

Options exercisable, end of period	1,581,583	$7.61

The weighted average fair value for the stock options granted during the nine months ended September 30, 2012 was $2.82. The weighted average remaining contractual term and the aggregate intrinsic value of options outstanding as of September 30, 2012 was 2.0 years and $0, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of September 30, 2012 was 1.9 years and $0, respectively.

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

The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 was $6 and $92, respectively.

As of September 30, 2012, total unrecognized stock-based compensation expense related to stock options was $489, which is expected to be recognized over a weighted average period of less than 1 year.

Deferred Stock

On April 19, 2011, the Company granted 247,800 shares of deferred common stock to employees with a fair value of $5.37 per share. The stock vests and is issued annually over a three-year period. One-third of the granted shares will be issued to eligible employees on each annual vesting date. The Company will recognize compensation expense ratably over the three year period. The first annual vesting date was March 1, 2012. An additional 88,200 of restricted shares were granted in the year ended December 31, 2011 to four new management employees hired during the year and vest quarterly over a three-year period from each employee’s respective the date of hire.

Changes in the Company’s deferred stock awards for the nine months ended September 30, 2012 were as follows:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	312,175	$5.32
Stock awards cancelled/forfeited	(14,089)	$5.00
Stock awards vested and issued	(101,138)	$5.29

Outstanding at end of period	196,948	$5.27

As of September 30, 2012, total unrecognized stock-based compensation expense related to stock awards was $833, which is expected to be recognized over a weighted average period of 1.5 years.

Note 8 — Short and Long-Term Debt

On March 2, 2010, the Company entered into a Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. Through a series of amendments up to and including the Fifth Amendment (“Fifth Amendment”) dated February 17, 2012, the Credit Agreement, as amended, provided for senior secured credit facilities of approximately $113,000, including a $110,000 revolving line of credit (the “Revolver”) and $3,000 for the remaining balance of a machinery and equipment term loan facility. The Credit Agreement matures on January 23, 2014, however, under the Fifth Amendment, the maturity date will be extended to February 17, 2016, if the aggregate outstanding principal balance of the Company’s 7% Convertible Notes is not more than $15,000 as of December 31, 2013 and the Company meets certain availability tests. The Fifth Amendment also permits the Company, in its discretion, (i) to spend, subject to certain availability tests, up to $25,000 in the aggregate to redeem outstanding Convertible Notes, and (ii) to exchange equity for outstanding Convertible Notes.

As amended, the Revolver provides for revolving loans which, in the aggregate, cannot exceed the lesser of $110,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. The Revolver and remaining term loan each bear interest at the “Base Rate” (a rate determined by reference to the prime rate) plus .75% and 2%, respectively, or, at the Company’s election, the current LIBOR rate plus 2.75% (an effective rate of 3.19% as of September 30, 2012) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 4.22% as of September 30, 2012) for term loans. Under the Credit Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum capital expenditures covenant. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for acquisitions, working capital, and general corporate purposes.

As of September 30, 2012, the Revolver had $48,257 available for borrowing and $2,316 utilized for outstanding letters of credit. The outstanding balance under the Credit Agreement at September 30, 2012 and December 31, 2011 was $40,821 and $33,148, respectively.

The Company was not in compliance with its Fixed Charge Coverage Ratio covenant as of September 30, 2012. On November 6, 2012, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement that retroactively suspends the Fixed Charge Coverage Ratio covenant for the period ended September 30, 2012 and for the future quarterly periods ending December 31, 2012 and March 31, 2013, replacing it with a non-cumulative, quarterly minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) covenant for the same periods. The Fixed Charge Coverage Ratio covenant, which requires a ratio in excess of 1:1 to 1, will resume with the quarterly reporting period ending June 30, 2013. The Sixth Amendment also requires that from the effective date of the amendment through June 30, 2013, the Company shall not permit availability under the Credit Agreement to be less than $30,000 for any 5 consecutive days. The Sixth Amendment also imposes a maximum unfinanced cumulative Capital Expenditure limit of $3,300 for the period beginning October 1, 2012 through March 31, 2013. The existing annual Capital Expenditures covenant remains in effect. Interest rates and repayment terms remain unaffected by the Sixth Amendment. Listed below are the material debt covenants as prescribed by the Credit Agreement pursuant to the Sixth Amendment.

Minimum EBITDA — three month period ended on September 30, 2012 must not be less than covenant.

Covenant	$3,000
Actual	$3,507

Year 2012 Capital Expenditures — Year 2012 annual capital expenditures must not exceed covenant.

Covenant	$25,000
Actual year to date	$18,569

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10,418. Through September 30, 2012, the Company had drawn down the maximum available under the line of which $6,585 was used to repay an additional term loan provided under the Second Amendment to the Credit Agreement. The loan is secured by the Buffalo, New York shredder and related equipment. The loan bears interest at a rate of 4.77% per annum and requires monthly payments of $110 and matures December 2021. The Equipment Financing Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lenders. The Company also notified First Niagara of the Fixed Charge Coverage Ratio non-compliance described above and on November 6, 2012, the Company and First Niagara entered into an amendment to the Equipment Finance Agreement adopting the covenant modifications prescribed by the Sixth Amendment to the Credit Agreement. As of September 30, 2012 and December 31, 2011, the outstanding balance under the loan was $9,828 and $7,891, respectively.

Senior Unsecured Notes Payable:

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of the Company’s common stock (“Note Shares”). The Notes are convertible to common stock at all times. The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes at par and (ii) an optional redemption right exercisable by the Company which began on May 1, 2011, the third anniversaries of the date of issuance of the Notes, and ends on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.

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

Listed below is the material debt covenant as prescribed by the Notes. As of September 30, 2012, the Company was in compliance with such covenant.

Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed covenant,

Covenant	3.5 to 1.0
Actual	2.4 to 1.0

In connection with the convertible note issuance described above, the Note Purchasers also received a total of 250,000 warrants (“Put Warrants”) for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The initial fair value of the put warrants was $1,652 which was recorded as a debt discount and is being amortized over the life of the Notes. At September 30, 2012 and December 31, 2011, the unamortized discount attributable to the warrants was $897 and $1,036, respectively. In the event of a change of control, at the request of the Note Purchaser delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the Put Warrants from the holder by paying the holder, within five (5) business days of such request (or, if later, on the effective date of the change of control), cash in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control.

In the nine months ended September 30, 2012, the Company repurchased at various times an aggregate $7,300 in convertible notes, in cash, using proceeds of the Revolver described above resulting in a gain of $63, net of $97, in unamortized warrant discount and $320 in unamortized deferred financing costs.

As of September 30, 2012 and December 31, 2011, the outstanding balance on the Notes was $67,913 and $75,074, respectively (net of $897 and $1,036, respectively, in unamortized discount related to the original fair value warrants issued with the Notes).

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of September 30, 2012, are as follows:

Twelve months ending September 30:	Amount
2013	$13,885
2014	105,495
2015	3,827
2016	2,720
2017	1,394
Thereafter	5,731

$133,052

Note 9 — Stockholders’ Equity

A reconciliation of the activity in Stockholders’ Equity accounts for the nine months ended September 30, 2012 is as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2011	$47	$182,379	$9,910	$(434)	$191,902
Net loss	—	—	(5,533)	—	(5,533)
Issuance of 9,528 shares of common stock in exchange for options exercised	—	36	—	—	36
Issuance of 90,738 shares of common stock on deferred stock vesting, net of tax withholding repurchase	1	(36)	—	—	(35)
Stock-based compensation expense	—	1,224	—	—	1,224

Balance September 30, 2012	$48	$183,603	$4,377	$(434)	$187,594

Stock Purchase Warrants:

In connection with the $100,000 of Notes issued on May 1, 2008, the Company issued 250,000 Put Warrants. The Company also issued 1,169,231 Put Warrants in connection with the issuance of common stock on March 27, 2008. These warrants are free-standing financial instruments which, upon a change in control of the Company, may require the Company to repurchase the warrants at their then-current fair market value. Accordingly, the warrants are accounted for as long-term liabilities and marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustments” in the statements of operations. The warrants expire 6 years from their respective dates of issue.

At September 30, 2012 and December 31, 2011, the estimated fair value of warrants outstanding on those dates was $20 and $199, respectively. The change in fair value of the Put Warrants resulted in expense of $3 and income of $2,480 for the three months ended September 30, 2012 and 2011, respectively, and income of $179 and $3,044 for the nine months ended September 30, 2012 and 2011, respectively.

The recorded liability as described above would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.

Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of tax of $288, are as follows:

	September 30, 2012	December 31, 2011
Funded status of defined benefit pension plan	$(434)	$(434)

Note 10 — Statements of Cash Flows Information

The following describes the Company’s noncash investing and financing activities:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Issuance of common stock for business acquisitions	$—	$4,391
Issuance of short and long-term debt for business acquisition	—	4,964
Trade-in allowances on new equipment purchases	—	87
Reduction of seller note payable on settlement of final working capital receivable	—	125

The Company paid $6,225 and $6,548 in cash for interest expense in the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, the Company made cash income tax payments of $866 and received cash refunds of $3,261. For the nine months ended September 30, 2011, the Company made cash income payments of $4,701 and received cash refunds of $217.

Note 11 — Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of EPS for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net (loss) income	$(10,684)	47,563,939	$(0.22)	$5,084	47,447,823	$0.11

Effect of Dilutive Securities
Deferred common stock				—	6,093
Stock options				—	—

Diluted EPS
Net (loss) income	$(10,684)	47,563,939	$(0.22)	$5,084	47,453,916	$0.11

As a result of the net loss for the three months ended September 30, 2012, 1,419,231 warrants, 1,772,135 options, 195,698 deferred shares and 4,914,990 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

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

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net (loss)income	$(5,533)	47,539,170	$(0.12)	$20,492	47,311,971	$0.43

Effect of Dilutive Securities
Deferred common stock				—	28,843
Stock options				—	81,913

Diluted EPS
Net income	$(5,533)	47,539,170	$(0.12)	$20,492	47,422,727	$0.43

As a result of the net loss for the nine months ended September 30, 2012, 1,419,231 warrants, 1,772,135 options, 195,698 deferred shares and 4,914,990 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

The Company also excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive For the nine months ended September 30, 2011, there were 2,196,448 options, 1,419,231 warrants and 5,790,944 shares issuable upon conversion of convertible notes excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

Note 12 — Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its former Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of September 30, 2012 and December 31, 2011, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $955 and $1,463, respectively. No further costs for remediation are anticipated. Of the $955 accrued as of September 30, 2012, $129 is reported as a current liability and the remaining $826 is estimated to be paid as follows: $70 from 2013 through 2015, $75 from 2016 through 2017 and $681 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee and Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

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

Employee Matters

As of September 30, 2012, approximately 6% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. The Company’s facility in Granite City, Illinois had 27 employees who were represented by the United Steelworkers of America and 20 employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. The agreement with the United Steelworkers of America expires on March 15, 2014. The agreement with the Joint Board expires on June 25, 2014.

Other Matters

In June, 2012, the Company consummated a settlement with the former owners of a previous acquisition. Under the settlement, the Company received cash payments of $3,804, a new 5 year non-compete agreement with the former owners which has been valued at $1,017 and indemnification against any future claims or suits brought or threatened against the Company by certain former and current customers and suppliers. For the nine months ended September 30, 2012, $4,558 has been reported separately in other income in the consolidated statement of operations net of $263 of legal and accounting expense reimbursement.

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 13 — Segment Reporting

The Company has defined three reportable segments: Scrap Metal Recycling, PGM and Minor Metals Recycling and Lead Fabricating. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the three and nine months ended September 30, 2012 and 2011 for these segments:

	Scrap Metal Recycling	PGM and Minor Metals Recycling	Lead Fabricating	Corporate and Other	Consolidated
	For the three months ended September 30, 2012
Revenues from external customers	$92,938	$22,106	$17,728	$—	$132,772
Operating (loss) income	(2,072)	(12,912)	1,417	109	(13,458)

	For the three months ended September 30, 2011
Revenues from external customers	$97,294	$50,729	$20,705	$—	$168,728
Operating income (loss)	4,223	1,596	854	(159)	6,514

	Scrap Metal Recycling	PGM and Minor Metals Recycling	Lead Fabricating	Corporate and Other	Consolidated
	As of and for the nine months ended September 30, 2012
Revenues from external customers	$305,440	$87,034	$52,596	$—	$445,070
Operating income (loss)	3,305	(12,891)	3,012	602	(5,972)
Total assets	251,559	63,046	42,926	11,163	368,694

	As of and for the nine months ended September 30, 2011
Revenues from external customers	$313,251	$157,360	$58,576	$—	$529,187
Operating income (loss)	25,466	8,113	2,459	(1,139)	34,899
Total assets	238,581	76,550	44,268	9,401	368,800

Note 14 — Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2007. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three months ended September, 2012 and 2011 was 32% and 27%, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2012 and 2011 was 31% and 34%, respectively. The effective rate may differ from the blended expected statutory income tax rate of 37% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, certain stock-based compensation, Domestic Production Activities Deduction and certain other non-deductible expenses.

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

The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The Notes contain an optional repurchase right exercisable by the Note Purchasers on each of June 30, 2014 and the eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes at par. The Notes are included in the balance sheet as of September 30, 2012 at $67,913 which is inclusive of unamortized discount of $897. The Notes are unsecured, bear interest at 7% per annum, payable in cash, and will mature in April 2028. However, due to the short-term nature of the repurchase right, the Company considers the reported value of the Notes also approximates fair value.

Put Warrants: The carrying amounts are equal to fair value based upon the Black-Scholes method calculation.

The majority of the Company’s non-financial instrument assets, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument asset is required to be evaluated for impairment, based upon a comparison of the non-financial instrument asset’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

Basis of Fair Value Measurement:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

•

Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

•	Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of :

	September 30, 2012
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$20	$20

	December 31, 2011
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$199	$199

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants: The put warrants are valued using the Black-Scholes method. The weighted average value per outstanding warrant at September 30, 2012 is computed to be $0.01 using a discount rate of 0.23%, an average volatility factor of 56.7% and a $2.56 per share closing market price of the Company’s common stock as of that date. The weighted average value per outstanding warrant at December 31, 2011 was computed to be $0.14 using a discount rate of 0.36% and an average volatility factor of 58.2% and a $3.29 per share closing market price of the Company’s common stock as of that date. Increases or decreases in the market price of the Company’s common stock have a corresponding effect on the fair value of this liability. For example, if the price of the Company’s common stock was $1.00 higher as of September 30, 2012, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $65.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
	Put Warrants	Put Warrants
Beginning balance	$17	$3,221
Total unrealized (gain)loss included in earnings	3	(2,480)

Ending balance	$20	$741

The amount of gain(loss) for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$(3)	$2,480

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	Put Warrants	Put Warrants
Beginning balance	$199	$3,785
Total unrealized gain included in earnings	(179)	(3,044)

Ending balance	$20	$741

The amount of gain(loss) for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$179	$3,044

As of September 30, 2012, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

	September 30, 2012
Assets	Level 1	Level 2	Level 3	Total
Goodwill – PGM Reporting units	—	—	$8,762	$8,762

A reconciliation of the beginning and ending balances for assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Goodwill PGM Reporting Units
Beginning balance	$20,792
Total impairment charges included in earnings	12,030

Ending balance	$8,762

The amount of impairment charges for the period included in earnings attributable to the change in fair value relating to goodwill still held at the reporting date	$(12,030)

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

General

We operate in three distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”) and (c) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of September 30, 2012 included twenty-one scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, Syracuse, Ithaca and Jamestown, New York; Akron, Youngstown and Warren, Ohio; Elizabeth, New Jersey; Buda and Dallas, Texas; Gulfport, Mississippi; Pittsburgh, Brownsville, Sharon, West Chester, Quarryville and Bradford, Pennsylvania; and Colliers, West Virginia; an aluminum de-ox plant co-located with our scrap yard in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama; Healdsburg and Ontario California; and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

Overview of Quarterly Results

The following items represent a summary of financial information for the three months ended September 30, 2012 compared with the three months ended September 30, 2011

•	Sales decreased to $132.8 million, compared to $168.7 million.

•	Operating loss of $13.5 million (including $12.1 million of impairment charges), compared to operating income of $6.5 million.

•	Net loss of $10.7 million, compared to net income of $5.1 million.

•	Net loss of $0.22 per share, compared to net income of $0.11 per share.

The following items represent a summary of financial information for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011

•	Sales decreased to $445.1 million, compared to $529.2 million.

•	Operating loss of $6.0 million (including $12.1 million of impairment charges), compared to operating income of $34.9 million.

•	Net loss of $5.5 million, compared to net income of $20.5 million.

•	Net loss of $0.12 per share, compared to net income of $0.43 per share.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United

States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. There were no changes to the policies as described in our 2011 Annual Report.

We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

Accounts receivable consist of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $579,000 at September 30, 2012 and $829,000 at December 31, 2011. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

Goodwill

The carrying amount of goodwill is tested annually as of December 31 and whenever events or circumstances indicate that impairment may have occurred. Judgment is used in assessing whether goodwill should be tested more frequently than annually. Factors such as unexpected adverse economic conditions, competition and other external events may require more frequent assessments. Due to competitive pressures in sourcing PGM catalysts, its affect on gross margins and expectations of future cash flows, particularly in the Texas market, we have determined that a triggering event had occurred and we performed an interim impairment test for these reporting units as of September 30, 2012.

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

Based on management’s assessment of future operating results for the Company’s Texas and New Jersey PGM Recycling units, the fair values of these reporting units, calculated using discounted cash flow analyses, was determined to be less than their respective carrying values as of September 30, 2012 and resulted in a writedown of $12,030.

At December 31, 2011, the Company had identified eight reporting units with recorded goodwill. The aggregate of these reporting units represented 95% of the Company’s consolidated revenues for the year then ended. At September 30, 2012, the Company recorded goodwill impairment charges of $9,988 and $2,042 to its Texas and New Jersey PGM Recycling units, respectively. A list of the Company’s reporting units and the amount of goodwill remaining in each reporting unit as of September 30, 2012, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded
Lead Fabricating	$5,369
New York State Scrap Recycling	21,439
Pittsburgh, PA Scrap Recycling	3,674
Ohio Scrap Recycling	15,075
Bradford, PA Scrap Recycling	3,943
Minor Metals Recycling	3,859
New Jersey PGM Recycling	8,762

Total	$62,121

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

A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes, profit margins, tax rates, capital spending, discount rates, and working capital changes. Forecasts of operating and selling, general and administrative expenses are generally based on historical relationships of previous years. When applying the DCF model, the cash flows expected to be generated are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital (“WACC”), is calculated by weighting the required returns on interest-bearing debt and common equity in proportion to their estimated percentages in an expected capital structure. For the September 30, 2012 analysis of our PGM recycling units, we arrived at a discount rate of 14.4%. The inputs used in calculating the WACC include (i) average of capital structure ratios of market participants in the industry in which the Company operates of 40% debt and 60% equity, (ii) an estimate of combined federal and state tax rates of 37%, (iii) the cost of Baa rated debt based on Moody’s Seasoned Corporate Bond Yields of 4.84% as of September 1, 2012, and (iv) a 21.9% required return on equity determined using the build-up method under the Modified Capital Asset Pricing (“CAPM”) model.

At December 31, 2011, the Company performed its annual impairment testing. As of that date, all reporting units had fair values that exceeded carrying values and no impairment charge was required. Only our Lead Fabricating unit had a calculated fair value that exceeded its carrying value by less than 20%, an amount that we deem substantial. Through September 30, 2012, the operating results of our Lead Fabricating unit have exceeded forecast. As discussed in previous quarters, management has been carefully monitoring the operating performance and progress of the Company’s PGM Recycling units’ transition into traditional scrap processing. However, the negative impact of competition in sourcing PGM catalysts and its affect on gross margins and expectations of future cash flow proved significant enough to impair the goodwill of these units during the quarter ended September 30, 2012. Other than the PGM Recycling units, no other indicators of impairment have occurred.

At September 30, 2012, the reported book value of the Company’s equity exceeded its market capitalization value by $65.8 million. Market capitalization being less than the total shareholders’ equity is one factor management considers when determining whether goodwill should be tested for impairment between annual tests. However, management believes the Company’s forecasted cash flows of the Company’s reporting units constitute a better indicator of the current fair value of the reporting units than the current pricing of the Company’s common shares.

Intangible Assets and Other Long-lived Assets

The Company tests finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. Through September 30, 2012, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. At September 30, 2012, the reduction in forecasted revenues from recycling PGM material at our Texas PGM facility has resulted in an impairment charge of $100,000 to the carrying value of its trade name.

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

RESULTS OF OPERATIONS

The Company is divided into three industry segments: Scrap Metal Recycling, which includes three general product categories: ferrous, non-ferrous and other scrap services; PGM and Minor Metals Recycling, which includes two general product recycling categories: Platinum Group Metals (“PGMs”) and Minor Metals including the Refractory Metals Molybdenum, Tungsten, Tantalum and Niobium; and Lead Fabricating.

The following table sets forth information regarding revenues in each segment.

	Revenue
	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011			Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	($s and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	134.3	$49,706	37.4	135.8	$60,501	35.9	410.7	$168,571	37.9	427.7	$188,700	35.7
Non-ferrous metals (lbs.)	42,910	42,151	31.7	32,764	35,160	20.8	134,379	133,629	30.0	109,651	120,094	22.7
Other	—	1,081	0.9	—	1,633	1.0	—	3,240	0.7	—	4,457	0.8

Total Scrap Metal Recycling		92,938	70.0		97,294	57.7		305,440	68.6		313,251	59.2
PGM and Minor Metals Recycling
Platinum Group Metals (troy oz.)	9.0	11,144	8.4	29.2	38,088	22.6	40.2	47,392	10.7	92.8	120,938	22.9
Minor Metals (lbs.)	395	10,962	8.2	494	12,641	7.5	1,627	39,642	8.9	1,434	36,422	6.8

Total PGM and Minor Metals Recycling		22,106	16.6		50,729	30.1		87,034	19.6		157,360	29.7
Lead Fabricating (lbs.)	11,254	17,728	13.4	12,661	20,705	12.2	34,200	52,596	11.8	36,212	58,576	11.1

Total Revenue		$132,772	100.0		$168,728	100.0		$445,070	100.0		$529,187	100.0

The following table sets forth information regarding our average selling prices for the past seven quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.	Average PGM Price per troy oz. (1)	Average Minor Metal Price per lb. (2)	Average Lead Price per lb.
September 30, 2012	$370	$0.98	$924	$27.73	$1.58
June 30, 2012	$418	$1.01	$1,012	$22.76	$1.54
March 31, 2012	$443	$0.99	$1,005	$23.79	$1.50
December 31, 2011	$422	$0.94	$1,056	$23.92	$1.62
September 30, 2011	$445	$1.07	$1,216	$25.59	$1.64
June 30, 2011	$433	$1.08	$1,202	$28.10	$1.64
March 31, 2011	$445	$1.13	$1,229	$22.90	$1.57

(1)	Average PGM prices are comprised of combined troy ounces of Platinum, Palladium and Rhodium.
(2)	Average Minor Metal prices are comprised of combined weights of Tungsten, Tantalum, Molybdenum and other related metals.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Consolidated net sales decreased by $35.9 million, or 21.3%, to $132.8 million for the three months ended September 30, 2012 compared to consolidated net sales of $168.7 million for the three months ended September 30, 2011. The effect of acquisitions to consolidated net sales for the quarter ended September 30, 2012 was immaterial. The Company reported decreases in average metal selling prices representing $16.8 million. The Company also reported lower selling volumes amounting to $19.1 million.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales decreased by $10.8 million, or 17.9%, to $49.7 million for the three months ended September 30, 2012, compared to $60.5 million for the three months ended September 30, 2011. The decrease in ferrous sales was attributable to lower volume sold of 1,500 tons, or 1.1%, amounting to $734,000 and lower average selling prices totaling $10.1 million. The average selling price for ferrous products was approximately $370 per ton for the three months ended September 30, 2012, compared to $445 per ton for the three months ended September 30, 2011, a decrease of 16.9%.

Non-Ferrous Sales

Non-ferrous sales increased by $7.0 million, or 19.9%, to $42.2 million for the three months ended September 30, 2012, compared to $35.2 million for the three months ended September 30, 2011. The increase in non-ferrous sales was due to higher sales volumes amounting to $10.8 million but was offset by lower average selling prices totaling

$3.8 million. The average selling price for non-ferrous products was approximately $.98 per pound for the three months ended September 30, 2012 compared to $1.07 per pound for the three months ended September 30, 2011, a decrease of approximately 8.4%.

PGM and Minor Metal Recycling

Platinum Group Metals

Platinum Group Metal (“PGM”) recycling sales decreased $27.0 million, or 70.9%, to $11.1 million for the three months ended September 30, 2012, compared to $38.1 million for the three months ended September 30, 2011. The decrease in sales was due to lower volumes sold totaling $24.4 million and lower selling prices amounting to $2.6 million. For the three months ended September 30, 2012, the Company sold 9,000 combined troy ounces of platinum group metals compared to 29,200 combined troy ounces for the three months ended September 30, 2011, a decrease of 20,200 ounces or 69.2%. The average combined selling price for PGM metal was approximately $924 per troy ounce for the three months ended September 30, 2012 compared to $1,216 per troy ounce for the three months ended September 30, 2011, a decrease of 24.0%.

Minor Metals

Sales of Minor Metals, which primarily include metals such as Molybdenum, Tungsten and Tantalum, decreased $1.6 million, or 12.7%, to $11.0 million for the three months ended September 30, 2012, compared to $12.6 million for the three months ended September 30, 2011. The decrease in sales was due to lower volume sold amounting to $2.5 million but was offset by higher average selling prices totaling $845,000. The average combined selling price for minor metals was approximately $27.73 per pound for the three months ended September 30, 2012 compared to $25.59 per pound for the three months ended September 30, 2011, an increase of 8.3%.

Lead Fabricating

Lead Fabricating sales decreased by $3.0 million, or 14.5%, to $17.7 million for the three months ended September 30, 2012 compared to $20.7 million for the three months ended September 30, 2011. The decrease in sales was due to lower average selling prices amounting to $729,000 and by lower volume sold totaling $2.3 million. The average selling price of our lead fabricated products was approximately $1.58 per pound for the three months ended September 30, 2012, compared to $1.64 per pound for the three months ended September 30, 2011. Sales volume decreased to 11.3 million pounds for the three months ended September 30, 2012 from 12.7 million pounds for the three months ended September 30, 2011, a decrease of 11.0%.

Operating Expenses

Operating expenses decreased by $28.0 million, or 18.5%, to $123.2 million for the three months ended September 30, 2012 compared to $151.2 million for the three months ended September 30, 2011. The effect of acquisitions on operating expenses for the quarter ended September 30, 2012 was immaterial. The decrease in operating expenses was due to a $27.4 million decrease in the cost of purchased metals due primarily to lower commodity prices and a $579,000 decrease in other operating expenses. The reduction in the cost of purchased metals includes a $1.5 million charge for book to physical ferrous inventory adjustments due to shrinkage. These other operating expense decreases include wages and benefits of $738,000, equipment and vehicle repairs and maintenance expenses of $349,000 and production and fabricating supplies of $94,000 and other operating expenses of $62,000. These expense decreases were offset by a $473,000 increase in waste and disposal expenses related primarily to the waste material produced by the New York shredding facility not present in the previous year and outbound freight charges of $191,000.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $684,000, or 9.5%, to $6.5 million, or 4.9% of sales, for the three months ended September 30, 2012, compared to $7.2 million, or 4.3% of sales, for the three months ended September 30, 2011. The effect of acquisitions on selling, general and administrative expenses for the quarter ended September 30, 2012 was immaterial. The decreases include $488,000 in consulting and professional fees and $305,000 in wages and benefits and $165,000 in other expenses. This was offset by a $274,000 increase in insurance expense.

Depreciation and Amortization

Depreciation and amortization increased to $4.4 million, or 3.3% of sales, for the three months ended September 30, 2012 compared to $3.8 million, or 2.3% of sales for the three months ended September 30, 2011. The $569,000 increase in depreciation and amortization expense is due to increases in capital expenditures made in the previous several quarters, particularly the Company’s shredder facility in Western New York.

Impairment charges

We recognized total goodwill impairment charges of $12.0 million in our PGM Recycling units for the three months ended September 30, 2012. Due to competitive pressures in sourcing PGM catalysts, its affect on gross margins and expectations of future cash flows, particularly in the Texas market, we have determined that the fair value of these reporting units have been impaired. We recorded impairment charges of $10.0 million and $2.0 million to our Texas and New Jersey PGM Recycling units, respectively. We also recorded a $100,000 impairment charge related to the carrying value of the trade name recorded at our Texas PGM facility.

Operating Income

Operating income for three months ended September 30, 2012 decreased by $20.0 million to a loss of $13.5 million for three months ended September 30, 2012 from operating income of $6.5 million for the three months ended September 30, 2011 and was a net result of the factors discussed above.

Financial and Other Income/(Expense)

Interest expense was $2.2 million, or 1.7% of sales, for the three months ended September 30, 2012 compared to $2.2 million or 1.3% of sales, for the three months ended September 30, 2011.

Other income for the three months ended September 30, 2012, includes expense of $3,000 to adjust the Put Warrant liability to its fair value as compared to income of $2.5 million for the quarter ended September 30, 2011. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.

Income Taxes

For the three months ended September 30, 2012, the Company recognized an income tax benefit of $4.9 million, resulting in an effective tax rate of 32%. For the three months ended September 30, 2011, the Company recognized an income tax expense of $1.9 million, resulting in an effective tax rate of 27%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 37% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, Domestic Production Activities Deduction, stock based compensation, a portion of the goodwill impairment charges and certain non-deductible expenses.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Consolidated net sales decreased by $84.1 million, or 15.9%, to $445.1 million for the nine months ended September 30, 2012 compared to consolidated net sales of $529.2 million for the nine months ended September 30, 2011. Acquisitions added $1.4 million to consolidated net sales for the nine months ended September 30, 2012. Excluding acquisitions, sales decreased by $85.5 million. The Company reported decreases in average metal selling prices in all segments of operations representing $41.7 million. The Company also reported lower selling volumes amounting to $43.8 million.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales decreased by $20.1 million, or 10.7%, to $168.6 million for the nine months ended September 30, 2012, compared to $188.7 million for the nine months ended September 30, 2011. Acquisitions added $647,000 to ferrous sales for the nine months of 2012. Excluding acquisitions, the $20.8 million ferrous sales decrease was attributable to lower volume sold of 18,600 tons, or 4.4%, amounting to $8.3 million and lower average selling prices totaling $12.5 million. The average selling price for ferrous products was approximately $410 per ton for the nine months ended September 30, 2012 compared to $441 per ton for the nine months ended September 30, 2011, a decrease of 6.9%.

Non-Ferrous Sales

Non-ferrous sales increased by $13.5 million, or 11.2%, to $133.6 million for the nine months ended September 30, 2012, compared to $120.1 million for the nine months ended September 30, 2011. Acquisitions added $444,000 to non-ferrous sales for the nine months of 2012. Excluding acquisitions, the $13.1 million increase in non-ferrous sales was due to higher sales volumes amounting to $27.2 million but was offset by lower average selling prices totaling $14.1 million. The average selling price for non-ferrous products was approximately $.99 per pound for the nine months ended September 30, 2012 compared to $1.10 per pound for the nine months ended September 30, 2011, a decrease of 10.0%.

PGM and Minor Metal Recycling

Platinum Group Metals

Platinum Group Metal (“PGM”) recycling sales decreased $73.5 million, or 60.8%, to $47.4 million for the nine months ended September 30, 2012, compared to $120.9 million for the nine months ended September 30, 2011. The decrease in sales was due to lower volumes amounting to $64.4 million and lower selling prices totaling $9.1 million. For the nine months ended September 30, 2012, the Company sold 40,200 combined troy ounces of platinum group metals compared to 92,800 combined troy ounces for the nine months ended September 30, 2011, a decrease of 52,600 ounces or 56.7%. The average combined selling price for PGM metal was $989 per troy ounce for the nine months ended September 30, 2012 compared to $1,217 per troy ounce for the nine months ended September 30, 2011, a decrease of 18.7%.

Minor Metals

Sales of Minor Metals, which primarily include metals such as Molybdenum, Tungsten and Tantalum, increased $3.2 million, or 8.8%, to $39.6 million for the nine months ended September 30, 2012, compared to $36.4 million for the nine months ended September 30, 2011. The increase in sales was due to higher volumes sold amounting to $4.9 million but was offset by lower average selling prices totaling $1.7 million. The average combined selling price for minor metals was $24.36 per pound for the nine months ended September 30, 2012 compared to $25.39 per pound for the nine months ended September 30, 2011, a decrease of 4.1%.

Lead Fabricating

Lead Fabricating sales decreased by $6.0 million, or 10.2%, to $52.6 million for the nine months ended September 30, 2012 compared to $58.6 million for the nine months ended September 30, 2011. The decrease in sales was due to lower average selling prices amounting to $2.8 million and by lower volume sold totaling $3.2 million. The average selling price of our fabricated lead products was $1.54 per pound for the nine months ended September 30, 2012, compared to $1.62 per pound for the nine months ended September 30, 2011. Sales volume decreased to 34.2 million pounds for the nine months ended September 30, 2012 from 36.2 million pounds for the nine months ended September 30, 2011, a decrease of 5.5%.

Operating Expenses

Operating expenses decreased by $57.0 million, or 12.4%, to $404.3 million for the nine months ended September 30, 2012 compared to $461.3 million for the nine months ended September 30, 2011. Acquisitions added $1.1 million to operating expense for the nine months ended September 30, 2012. Excluding acquisitions, the decrease in operating expenses was due to a $58.1 million decrease in the cost of purchased metals due primarily to lower volumes and commodity prices. The reduction in the cost of purchased metals includes a $2.7 million charge for book to physical ferrous inventory adjustments due to shrinkage. Other operating expenses remained flat. Changes in other operating expenses include increases in freight charges of $2.6 million and $469,000 in waste and disposal expenses related primarily to the waste material produced by the New York shredding facility not present in the previous year and other operating expenses of $112,000. These increases were offset by lower wages and benefits of $1.6 million, energy and utility expenses of $1.0 million, vehicle repairs and maintenance expenses of $534,000.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $198,000, or 0.9%, to $22.0 million, or 4.9% of sales, for the nine months ended September 30, 2012, compared to $22.2 million, or 4.2% of sales, for the nine months ended September 30, 2011. Acquisitions added $214,000 to selling, general and administrative expenses for the quarter ended September 30, 2012. Excluding acquisitions, selling, general and administrative expenses decreased by $412,000. The decrease includes reductions of $1.1 million in wages and benefits, $1.0 million in consulting and professional fees and $380,000 in other selling, general and administrative expense. These reductions were offset by a $1.8 million increase in bad debt expense due primarily to the Company’s exposure to the bankruptcy filing of a single customer and insurance expense of $249,000

Depreciation and Amortization

Depreciation and amortization increased to $12.6 million, or 2.8% of sales, for the nine months ended September 30, 2012 compared to $10.8 million, or 2.0% of sales, for the nine months ended September 30, 2011. The decrease as a percentage of sales was primarily attributable to higher sales. Acquisitions added $149,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased by $1.6 million due to increases in capital expenditures made in the previous several quarters, particularly the Company’s new shredder facility in western New York.

Impairment charges

We recognized total goodwill impairment charges of $12.0 million in our PGM Recycling units for the nine months ended September 30, 2012. Due to competitive pressures in sourcing PGM catalysts, its affect on gross margins and expectations of future cash flows, particularly in the Texas market, we have determined that the fair value of these reporting units have been impaired. We recorded impairment charges of $10.0 million and $2.0 million to our Texas and New Jersey PGM Recycling units, respectively. We also recorded a $100,000 impairment charge related to the carrying value of the trade name recorded at our Texas PGM facility.

Operating Income

Operating income for the nine months ended September 30, 2012 decreased by $40.9 million to a loss of $6.0 million for the nine months ended September 30, 2012, compared to operating income of $34.9 million for the nine months ended September 30, 2011 and was a result of the factors discussed above.

Financial and Other Income/(Expense)

Interest expense was $6.8 million, or 1.5% of sales, for the nine months ended September 30, 2012, compared to $7.1 million, or 1.3% of sales, for the nine months ended September 30, 2011. The $268,000 decrease in interest expense was attributable to lower effective interest rates on a significant portion of our outstanding debt. In the previous twelve months, we repurchased $12.3 million of our 7% convertible notes using the revolving credit facility having an average interest rate of 3% to 4% lower than the convertible notes.

Other income for the nine months ended September 30, 2012 includes a $4.6 million gain related to the settlement with the former owners of a previous acquisition.

Other income for the nine months ended September 30, 2012 includes income of $179,000 to adjust the Put Warrant liability to its fair value as compared to income of $3.0 million for the nine months ended September 30, 2011. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.

Income Taxes

For the nine months ended September 30, 2012, the Company recognized income tax benefit of $2.5 million, resulting in an effective tax rate of 31%. For the nine months ended September 30, 2011, the Company recognized an income tax expense of $10.6 million, resulting in an effective tax rate of 34%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 37% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, Domestic Production Activities Deduction, stock based compensation, a portion of the goodwill impairment charges and certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the nine months ended September 30, 2012, we generated $14.9 million of cash from operating activities compared to $23.2 million of operating cash generated for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the Company’s net loss of $5.5 million and a $4.8 million change in working capital components were offset by $25.2 million of net non-cash items. These non-cash items include depreciation and amortization of $13.4 million, impairment charges of $12.1 million, increases to bad debt and vendor advance reserves of $2.2 million offset by other non-cash items of $2.5 million. The changes in working capital components include an increase in accounts receivable of $22.1 million offset by an $11.2 million decrease to inventory, a $1.7 million decrease to prepaid expenses and other current assets and $4.4 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities. For the nine months ended September 30, 2011, the Company’s net income of $20.5 million and non-cash net expense of depreciation and amortization of $11.7 million was offset by a $9.0 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $8.8 million due to higher sales and a $6.0 million increase in inventory. These items were offset by a $4.9 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities and an $876,000 decrease in prepaid expenses and other current assets.

We used $19.7 million of cash for investing activities for the nine months ended September 30, 2012 compared to using net cash of $20.2 million in the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we purchased $18.6 million in equipment; capital improvements and the land and building in Buda, Texas and paid $1.5 million to acquire a business. This use was offset by a $265,000 decrease to other assets and $139,000 in proceeds from the sale of equipment. During the nine months ended September 30, 2011, we purchased $18.7 million in equipment and capital improvements which primarily included $3.0 million for the purchase of the land and building and $6.0 million in improvements in Western, New York. We also used $1.8 million in cash to fund a portion of our acquisition of Goodman Services, Inc. and had $313,000 in increases to other long-term assets. These items were offset by $564,000 in proceeds from the disposal of capital equipment.

During the nine months ended September 30, 2012, we generated $3.3 million of net cash from financing activities compared to using $543,000 of net cash during the nine months ended September 30, 2011. For the nine months ended September 30, 2012, total new borrowings were $5.0 million and net borrowings under our revolving credit facility amounted to $11.0 million. We also received $37,000 in proceeds from the exercise of employee stock options. These borrowings and proceeds were offset by debt repayments of $12.3 million and the payment of $426,000 in debt issuance costs related to credit facility amendment with JPMChase. For the nine months ended September 30, 2011, total new borrowings were $9.4 million. We also received $522,000 in proceeds from the exercise of employee stock options. These borrowings and proceeds were offset by debt repayments of $8.9 million and net repayments under our revolving credit facility of $1.4 million. We also paid $196,000 in debt issuance costs related to a credit facility amendment with JPMChase.

Financing and Capitalization

On March 2, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. Through a series of amendments up to and including the Fifth Amendment (“Fifth Amendment”) dated February 17, 2012, the Credit Agreement, as amended, provided for senior secured credit facilities of approximately $113.0 million, including a $110.0 million revolving line of credit (the “Revolver”) and $3.0 million for the remaining balance of a machinery and equipment term loan facility. The Credit Agreement matures on January 23, 2014, however, under the Fifth Amendment, the maturity date will be extended to February 17, 2016, if the aggregate outstanding principal balance of our 7% Convertible Notes is not more than $15.0 million as of December 31, 2013 and we meet certain availability tests. The

Fifth Amendment also permits the Company, in its discretion, (i) to spend, subject to certain availability tests, up to $25.0 million in the aggregate to redeem outstanding Convertible Notes, and (ii) to exchange equity for outstanding Convertible Notes.

As amended, the Revolver provides for revolving loans which, in the aggregate, cannot exceed the lesser of $110.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. The Revolver and remaining term loan each bear interest at the “Base Rate” (a rate determined by reference to the prime rate) plus .75% and 2%, respectively, or, at our election, the current LIBOR rate plus 2.75% (an effective rate of 3.19% as of September 30, 2012) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 4.22% as of September 30, 2012) for term loans. Under the Credit Agreement, we are subject to certain operating covenants and are restricted from, among other things, paying cash dividends, repurchasing our common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum capital expenditures covenant. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for acquisitions, working capital, and general corporate purposes.

As of September 30, 2012, we had $48.3 million of borrowing availability under the Credit Agreement.

We were not in compliance with our Fixed Charge Coverage Ratio covenant as of September 30, 2012. On November 6, 2012, we entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement that retroactively suspends the Fixed Charge Coverage Ratio covenant for the period ended September 30, 2012 and for the future quarterly periods ending December 31, 2012 and March 31, 2013, replacing it with a non-cumulative, quarterly minimum EBITDA covenant of $3.0 million, $4.0 million and $8.3 million for the same periods, respectively. The Fixed Charge Coverage Ratio covenant, which requires a ratio in excess of 1:1 to 1, will resume with the quarterly reporting period ending June 30, 2013. The Sixth Amendment also requires that from the effective date of the amendment through June 30, 2013, we shall not permit availability under the Credit Agreement to be less than $30.0 million for any 5 consecutive days. The Sixth Amendment also imposes a maximum unfinanced cumulative Capital Expenditure limit of $3.3 million for the period beginning October 1, 2012 through March 31, 2013. The existing annual Capital Expenditures covenant remains in effect. Interest rates and repayment terms remain unaffected by the Sixth Amendment.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. providing up to $10.4 million in connection with the Buffalo shredder project. As of March 31, 2012, the Company had drawn down the maximum available under the line of which $6.6 million was used to repay a $6.6 million term loan under the Credit Agreement. The equipment loan is secured by the shredder and related equipment. The loan bears interest at a rate of 4.77% per annum, requires monthly payments of $110,000 and matures December 2021. The Equipment Financing Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lender. We also notified First Niagara of the Fixed Charge Coverage Ratio non-compliance described above and on November 6, 2012 we and First Niagara entered into an amendment to the Equipment Finance Agreement adopting the covenant modifications prescribed by the Sixth Amendment to the Credit Agreement. As of September 30, 2012, the outstanding balance under the loan was $9.8 million.

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

As of September 30, 2012, the outstanding balance on the Notes was $67.9 million (net of $897,000 in unamortized discount related to the original fair value warrants issued with the Notes).

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

During the nine months ended September 30, 2012, the Company repurchased an aggregate $7.3 million in convertible notes, in cash, using proceeds of the Revolver resulting in a gain of $63,000, net of $97,000 in unamortized warrant discount and $320,000 in unamortized deferred financing costs

On September 28, 2011, the Company repurchased convertible notes totaling $5.0 million for $4.5 million using proceeds of the Revolver resulting in a gain of $243,000, net of $69,000 in unamortized warrant discount and $226,000 in unamortized deferred financing costs.

Future Capital Requirements

As of September 30, 2012, we had $4.5 million in cash and cash equivalents, availability under the Credit Agreement of $48.3 million and total working capital of $117.9 million. As of September 30, 2012, our current liabilities totaled $44.9 million. We expect to fund our current working capital needs, interest payments, term debt payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Credit Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.

As described in Note 8 of the accompanying financial statements, at September 30, 2012, we were non-compliant with our Fixed Charge Coverage Ratio covenant with our senior lenders and we amended our Credit Agreement to retroactively suspend the covenant and impose certain restrictions through June 30, 2013. We do not expect these temporary restrictions to have a material impact on our forecasted operating activity. Historically, the Company has entered into negotiations with its lenders when it was reasonably concerned about potential breaches and prior to the occurrences of covenant defaults. A breach of any of the covenants contained in lending agreements could result in default under such agreements. In the event of a default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require the Company to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts borrowed by the Company, together with accrued interest, to be due and payable. In the event that this occurs, the Company may be unable to repay all such accelerated indebtedness, which could have a material adverse impact on its financial position and operating performance.

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

We previously announced that we are exploring strategic alternatives for our lead fabricating segment, including a possible sale. There is no transaction pending at this time.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2012, $42.2 million of our outstanding debt consisted of variable rate borrowings under our senior secured credit facility with JPMChase Bank and other lenders. Borrowings under the credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $422,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of September 30, 2012.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect to the carrying value of our inventories. We have no open commodity price protection agreements as of September 30, 2012.

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

Common stock market price risk

We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of September 30, 2012, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $65,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The following exhibits are filed herewith:

10.12	Sixth Amendment dated November 6, 2012 to Credit Agreement dated as of February 26, 2010 between and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers or guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto

10.32	Amendment No. 2 dated November 6, 2012 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC.
(Registrant)

Date: November 9, 2012	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: November 9, 2012	By:	/s/ KEVIN WHALEN
Kevin Whalen
Senior Vice President and Chief
Financial Officer (Principal Financial Officer and Principal Accounting Officer)