Form 10-K
period 2012-12-31
METALICO INC
filed 2013-03-14
CIK 1048685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐     NO  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was $90,670,903.

Number of shares of Common stock, par value $.001, outstanding as of March 1, 2013: 47,825,764

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

METALICO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

PART I

Item 1.    Business

Metalico, Inc. and subsidiaries (referred to in this Form 10-K Report as the “Company,” “Metalico,” “we,” “us,” “our,” and similar terms) operates in three distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”), and (c) lead metal product fabricating (“Lead Fabricating”). As of the date of this filing, the Company’s operating facilities include twenty four scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, five PGM and Minor Metal Recycling facilities and four lead product manufacturing and fabricating plants.

Metalico, Inc. was originally organized as a Delaware corporation in 1997. In 1999, the original Metalico was merged into a Colorado corporation. Later that year, the surviving Colorado corporation was merged into a newly organized Delaware corporation named Metalico, Inc., which continues today as our holding company. Our common stock began trading on the American Stock Exchange (now known as NYSE MKT) on March 15, 2005 under the symbol “MEA.”

We have historically maintained a small corporate team that sets our strategic goals and overall strategy. We allow each subsidiary autonomy for material purchasing and have centralized selling capabilities in our scrap metal recycling segment to make better use of our economies of scale. The corporate team approves all acquisitions and operating budgets, allocates capital to the business units based upon expected returns and risk levels, establishes succession plans, ensures operations maintain a consistent level of quality; evaluates risk and holds the management of each business unit accountable for the performance of its respective business unit.

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

We continue to be one of the largest full-service metal recyclers in Central and Western New York, with twelve recycling facilities located in that regional market. We also have significant presence in Western Pennsylvania and Eastern Ohio. During 2012, we continued the expansion of our regional markets. Our expansion into these new locations is consistent with Metalico`s growth strategy of penetrating geographically contiguous markets and benefiting from intercompany and operating synergies that are available through consolidation. In February 2012, we acquired a small auto dismantler in Buffalo, New York to provide a source of feedstock for our indoor shredder in suburban Buffalo. In December 2012, we formed a joint venture in Cleveland, Ohio where we will develop scrap peddler flow and service new accounts while supporting our existing yards in Akron, Ohio and Youngstown Ohio. Also in December 2012, we purchased the assets of a second auto dismantler in Bergen, New York, where we plan to expand our salvage car buying capabilities and continue the target’s “pick-and-pull” auto parts business while taking advantage of additional access to scrap metal to feed our shredding facility in Buffalo.

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

Our platform scrap facilities in New York, Ohio and Western Pennsylvania have ready access to highway and rail transportation, a critical factor in our business. In the Pittsburgh, Pennsylvania market, we have waterfront access with barge loading and unloading capabilities. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we manufacture de-oxidizing aluminum (“de-ox”), a form of alloyed aluminum, for the steel industry.

Our scrap metal recycling business has collection and processing facilities in the following locations as of the date of this filing:

Location	Number of Facilities
Buffalo, New York	3
Niagara Falls, New York	1
Lackawanna, New York (Hamburg)	1
Rochester, New York	4
Syracuse, New York	1
Jamestown, New York	1
Ithaca, New York (50.1% joint venture)	1
Akron, Ohio	1
Youngstown, Ohio	1
Warren, Ohio	1
Cleveland, Ohio (50% joint venture)	1
Pittsburgh/Western Pennsylvania	6
Bradford, Pennsylvania	1
Colliers, West Virginia	1

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

PGM and Minor Metals Recycling

We recycle the platinum group metals (“PGMs”), platinum, palladium, and rhodium, from the substrate material retrieved from catalytic converters. The scrap catalytic device collection market is highly fragmented and characterized by a large number of suppliers dealing with a wide range of volumes. Converters for recycling are obtained from networks of auto dismantlers, scrap yards, parts dealers and manufacturers. The supply chain network has tended to develop regionally because the economics of collecting and distributing scrap converters to recyclers requires transportation from local scrap yards, often in small batches. Effective procurement is a key competitive strength and a significant barrier to entry as it requires significant knowledge and experience about the PGM loadings in different types of catalytic devices. The purchase price for converters is determined on the basis of PGM market prices and internal estimates of the amount of PGMs in each converter purchased. Once purchased, the converters are sorted and cut and the substrate material is removed and shipped to third-party processors which remove the PGMs from the substrate material by means of chemical and mechanical processes. We use forward sales contracts with these substrate processors to hedge against the possibility of extremely volatile metal prices. The Company also sells whole unprocessed converters.

Minor Metals recycling includes such metals as molybdenum, tungsten, tantalum, niobium, rhenium and chrome. Specialized uses for these elements combined with a lack of abundance relative to traditional base metals results in higher pricing for these recyclable materials.

Our PGM and Minor Metal recycling segment has facilities in these locations as of the date of this filing:

Elizabeth, New Jersey

Lancaster, Pennsylvania

West Chester, Pennsylvania

Buda, Texas

Gulfport, Mississippi

Lead Fabricating

Through four physical operations located in three states, we consume approximately 40 to 45 million pounds of lead metal per year that are utilized in more than one hundred different base products. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding for pharmaceutical and power generation, electronic solders, ammunition, automotive, Department of Defense contractors, and others. Metalico previously announced plans to consider strategic alternatives for its Lead Fabricating Division, including a possible sale. The Company stated that indications of interest to date have not satisfied its expectations and no transaction is pending at this time.

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

Business Strategies

Our core business strategy is to grow the operational density of our scrap metal recycling business through greenfield or brownfield projects and through acquisitions or investments in existing, contiguous and new markets. We also seek to enhance our position as a high quality producer of recycled metal products through investments in state-of-the-art equipment and to improve operational density. Scrap metal recycling of ferrous and non-ferrous metals and related services represented approximately 68.8% and 58.9% of our revenues for the years ended December 31, 2012 and 2011, respectively. We focus on increasing our market position for recognition as one of the largest recycled metals processors in our existing regional markets and consistently explore growth opportunities in contiguous and new geographic markets.

In early 2012, our state of the art indoor shredder in western New York became fully operational. Also in 2012, we made a significant investment in the refurbishment of our shredder and facility in Youngstown, Ohio. We currently have three scrap metal shredding facilities, each with access to an extensive feeder yard network for sourcing material. We continue to expand the feed source for our shredding facilities. In 2012, we acquired two auto dismantlers in western New York that will supply scrap auto bodies to the shredder in Buffalo. In December 2012, we formed a joint venture in Cleveland, Ohio which will support our shredder in Youngstown.

Metalico has grown its lead fabricating business to be one of the largest non-battery lead fabricators in the U.S. We work to maximize cash flows and expand our market share in this business primarily by continued focus on operating efficiencies. We continually seek to reduce our largest operating expense, which is our raw material cost, by increasing the number of our suppliers of scrap and refined lead and to reduce operating costs through further automation where appropriate. We carefully manage our other operating and administrative costs through continued integration and automation of the work flow process at our Alabama and Illinois facilities. In addition, we intend to grow this business through increased sales and marketing efforts and with the development of new products.

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

Expand scrap metal recycling.    We are seeking to increase the number of feeder and satellite scrap locations to support our larger platform operations with ferrous and non-ferrous scrap material. We continue to develop the efficiencies of our auto-shredding capabilities through capital investment in new technologies and better equipment in order to better compete in that segment of the scrap metal recycling industry. In addition, we intend to grow through expanding the feeder network and exploring select joint ventures with metal processors and suppliers.

Complete value-creating acquisitions.    We target acquisition candidates we believe will earn after-tax returns in excess of our cost of capital. In new markets, we seek to identify platform businesses that can provide market growth and consolidation opportunities. We have had success finding realistically valued acquisition opportunities in markets we target for expansion. However, we often face competition for these targets and we may be dependent on tight capital markets that could make these target acquisitions difficult.

Capture benefits of integration.    We have historically sought to capture the benefits of business integration whenever possible. For example, with the completion of our indoor shredder in the Buffalo area, a portion of feedstock previously shipped to a company-owned facility in Pittsburgh has been kept local, reducing transportation costs and decreasing the time to process material. Expansion of our current scrap yard network in Western New York enhances the flow of feedstock to our Buffalo shredder operations. For example, feedstock from our Syracuse and Rochester facilities previously sold to third party shredders is now processed at our shredder. The locations of Goodman Services, acquired in January 2011, complement our existing facilities in the Great Lakes corridor. Bradford, Pennsylvania is 160 miles from our Pittsburgh operations and has become a feed source for the Pittsburgh shredder and Jamestown, New York is 75 miles from our Buffalo platform yard. Skyway Auto Parts, Inc., acquired in February of 2012 as a source of shredder feed, is approximately four miles from our Buffalo shredder. Our joint venture scrap facility in Cleveland, Ohio, complements our Akron scrap operations only 40 miles south of our Youngstown facilities only 75 miles east. Our aluminum smelting and recovery facility in Syracuse, New York consumes many of the grades of aluminum scrap that our other scrap yards process. These relationships allows our subsidiaries to take advantage of transportation efficiencies, avoid some of the processing costs associated with preparing scrap for sale to third parties, internalize pricing mark-ups and expand service to consumers. In addition, we believe we enjoy a competitive advantage over non-vertically integrated lead fabrication companies as a result of our refining capabilities within our lead fabrication operations. Our Granite City, Illinois plant has the ability to process and refine various forms of scrap lead. Typically scrap lead can be purchased, processed and refined for less cost than refined lead can be purchased from existing suppliers. Our Granite City plant has the capacity to supply Mayco with one-half of its refined lead needs on a monthly basis, subject to cost and availability of scrap lead. We also sell batteries to lead smelting operations which in turn supply lead to our lead fabricating operations through tolling arrangements.

Maximize operating efficiencies.    Our goal is to continue improving operating efficiency in all business segments in order to maximize operating margins in our business. We have made significant investments in property, plant and equipment designed to make us a more efficient processor, helping us to achieve economies of scale. In July 2011, we acquired 102 used rail cars at scrap value, nearly all of which were refurbished and put back in service to augment our existing transportation fleet. The lead rolling mill and upgraded plant facilities in Birmingham, Alabama, our primary lead production facility, have significantly increased the plant’s overall efficiency, both in terms of manufacturing costs and utility costs. On a Company-wide basis, we continue to invest in new equipment and make improvements to enhance productivity and to protect the environment, such as upgrading non-ferrous separation systems and installing oil water collectors/separators in our scrap yards.

Mitigate commodity price risk.    We strive to maintain an appropriate sales mix of ferrous and non-ferrous metal products to reduce commodity price risk. We believe that, in most economic environments, a diversified scrap metal operation minimizes our exposure to fluctuations in any single metal market. We sometimes enter into forward sales contracts with PGM substrate processors to limit exposure to rapid and significant fluctuations in platinum prices. Ferrous, Non-ferrous, PGM and Minor Metals recycling and other scrap services represented approximately 42.7%, 34.3%, 12.4%, 9.9% and 0.7%, respectively, of our scrap metal recycling revenue for the year ended December 31, 2012 as compared to approximately 39.8%, 25.4%, 25.7%, 8.2% and 0.9%, respectively, for the year ended December 31, 2011. Our non-ferrous sales are spread over five primary metals groups: aluminum, stainless steel, red metals, lead and high-temp alloys.

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

Ferrous Scrap Sales.    We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for large consumers. Most of our consumers purchase processed ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity purchased for the month. The price at which we sell our ferrous scrap depends upon market demand and competitive pricing, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of rail, barge or truck transportation to the buyer. Ferrous scrap is shipped via truck, barge and rail transportation. Ferrous scrap transported via truck is sold predominately to mills usually located in Pennsylvania, New York and metropolitan Toronto within eight hours of our recycling facilities. Ferrous scrap transported via rail can be shipped anywhere in the continental United States. By barge, ferrous scrap is shipped to mills on the Mississippi River and exporters located in the Gulf region. Our recycling facilities ship primarily via rail to consumers in Pennsylvania, Ohio, Illinois, and Indiana and export yards to the east coast. Ferrous scrap metal sales accounted for approximately 37.8% and 35.4% of total revenue for the years ended December 31, 2012 and 2011, respectively. We believe our profitability may be enhanced by our offering a broad product line to a diversified group of scrap metal consumers. Our ferrous scrap sales are accomplished through a centrally managed calendar month sales program.

Non-Ferrous Operations

Non-Ferrous Scrap Purchasing.    We purchase non-ferrous scrap from three primary sources: (i) manufacturers and other non-ferrous scrap sources who generate waste aluminum, copper, stainless steel, brass, nickel-based alloys, high-temperature alloys and other metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense, and recycling companies that generate obsolete scrap consisting primarily of copper wire, titanium and high-temperature alloys and used aluminum beverage cans; and (iii) peddlers who deliver directly to our facilities material which they collect from a variety of sources. We also collect non-ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing re-usable retrieval boxes at the sources. The boxes are subsequently transported to our processing facilities, usually by company owned trucks.

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

•

Sorting.    Our sorting operations separate non-ferrous scrap manually and are aided by conveyor systems and front-end loaders. In addition, many non-ferrous metals are identified and sorted by using spectrometers and by torching. Our ability to identify metallurgical composition is critical to maximizing margins and profitability. Due to the high value of many non-ferrous metals, we can afford to utilize more labor-intensive sorting techniques than are employed in our ferrous operations. We sort non-ferrous scrap for further processing and upgrading according to type, grade, size and chemical composition. Throughout the sorting process, we determine whether the material can be cost effectively processed further and upgraded before being sold.

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

•

Thermal Technology.    Our aluminum smelting and recovery facility in Syracuse, New York uses a reverberatory furnace for melting various forms of aluminum scrap providing higher throughput, expanded feedstock and greater recovery efficiencies.

•

Other Non-Ferrous Materials.    We process other non-ferrous metals using similar cutting, baling and repacking techniques as are used to process copper and brass. Other significant non-ferrous metals we process come from such sources as titanium and high-temperature nickel-based alloys which are often identified with spectrometers and hand sorted to achieve maximum value.

Non-Ferrous Scrap Sales.    We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of national and international economic activity, with prices generally linked to quotations for primary metal on the London Metal Exchange or COMEX Division of the New York Mercantile Exchange. Suppliers and consumers of non-ferrous metals also use these exchanges to hedge against metal price fluctuations by buying or selling futures contracts. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity. Non-ferrous scrap is shipped predominately via third-party truck to consumers generally located east of the Mississippi River. Non-ferrous metal sales accounted for approximately 30.3% and 22.6% of our total revenue for the years ended December 31, 2012 and 2011, respectively. We do not use futures contracts to hedge prices for our non-ferrous products.

PGM and Minor Metals Operations

Platinum Group Metal Purchasing.    We generally purchase catalytic converters from wholesale sources that include local and regional core buyers and collectors. Purchasing from wholesale sources provides the volume necessary to produce enough substrate material to garner competitive advantages. These wholesalers purchase converters from auto dismantlers, service station and repair shops, auto shredders and towing operators. The purchase price for converters is determined on the basis of PGM market prices and internal estimates of the amount of PGMs contained in each converter purchased. The expansion of the recycling market has led to a series of increasingly sophisticated players forming the catalytic device recycling supply chain. The PGM recycling business has tended to develop regionally as the economics of collecting and distributing scrap devices involves transportation from local scrap yards, often in small batches. We also occasionally buy converters directly from primary sources when economically feasible or when available. We also sell whole unprocessed converters. The amount of material we have purchased in the Texas market has fallen significantly in the past few years due to our inability to source material at a profitable price.

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

Platinum Group Metal Scrap Sales.    PGM sales are based on the volume and price of PGMs recovered from processing catalytic converters and account for the majority of revenue. The value in PGMs is significant enough that it is even profitable to recover minute particles of precious metal from the dust that ends up in the recycling plant’s air handling system. Scrap steel from the tail pipes of the exhaust sections as well as the metal casing of the catalytic converters is sold as ferrous scrap and generates revenues based on the market prices of stainless steel. The Company uses forward sales contacts with its material processing vendors to hedge against price fluctuations for the majority of its PGM contained material. PGM sales accounted for approximately 10.9% and 22.8% of our total revenue for the years ended December 31, 2012 and 2011, respectively. As indicated in the discussion above, the decline in our PGM sales volume is primarily due to our decision to reduce our purchase activity due to a loss of supply sources from which we can obtain profitable material.

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

Minor Metal Scrap Sales.    Our Minor Metals recycling facility has been a critical player in the recycling of refractory metals and has become a trusted supplier to foundries, steel mills, and manufacturers around the world by returning these recovered high-value metals back into the manufacturing process. Minor Metal sales accounted for approximately 8.7% and 7.3% of our total revenue for the years ended December 31, 2012 and 2011, respectively.

Competition

The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. We compete to purchase raw scrap with numerous independent recyclers and large public scrap processors as well as larger and smaller scrap companies engaged only in collecting industrial scrap. Many of these recycling operations have substantially greater financial, marketing and other resources. Successful procurement of materials is determined primarily by the price and promptness of payment for the raw scrap and the proximity of the processing facility to the source of the unprocessed scrap. We believe the increase in purchase competition over the past few years has negatively impacted our profit margins in most of our local markets. We compete in a global market with regard to the sale of processed scrap. Competition for sales of processed scrap is based primarily on the price, quantity and quality of the scrap metals, as well as the level of service provided in terms of consistency of quality, reliability and timing of delivery. Our competitive advantage derives from our ability to source and process substantial volumes, deliver a broad, reliable, high quality product line to consumers, transport the materials efficiently, and sell scrap in regional, national and international markets and to provide other value-added services to our suppliers and consumers.

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

LEAD FABRICATION

Products

We manufacture a wide variety of lead-based products through our sheet lead, machined lead, shot, strip lead, extrusion and cast lead product lines. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding, healthcare, ammunition, automotive, Department of Defense contractors, and others.

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

Employees

At March 1, 2013, we had 766 employees. Thirty-four employees located at our Lead Fabricating facility in Granite City, Illinois were represented by the United Steelworkers of America and nineteen employees located at our scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. Our current three-year agreement with the United Steelworkers of America expires on March 15, 2014 and our current three-year agreement with the Regional Joint Board expires on June 25, 2014.

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

Segment Reporting

See Note 18 to the Company’s consolidated financial statements for the year ended December 31, 2012, located elsewhere in this report.

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

We make available at no cost on our website, www.metalico.com, our reports to the SEC and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. Interested parties should refer to the Investors link on the home page of our website located at www.metalico.com. Information contained on our website is not incorporated into this report. In addition, our Code of Business Conduct and Ethics and Insider Trading Policy, and the charters for the Board of Directors’ Audit Committee, Compensation Committee and Nominating Committee, all of which were adopted by our Board of Directors, can be found on the Company’s website through the Corporate Governance link on the Investors page. We will provide these governance documents in print to any stockholder who requests them. Any amendment to, or waiver of, any provision of the Code of Ethics and any waiver of the Code of Business Conduct and Ethics for directors or executive officers will be disclosed on our website under the Corporate Governance link.

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

Our lead fabricating facilities may be adversely impacted by increases or decreases in lead pricing. Changing lead markets may impact our ability to secure the volume of raw materials needed at pricing considered sustainable before driving consumers to substitute products. Disruptions in domestic or foreign lead refining capacity could impact our ability to secure enough raw materials to meet production requirements. Increases in the cost of lead could reduce the demand for lead products by making nonlead-bearing alternatives more cost attractive. Economic weakness in the U.S. and abroad may negatively impact demand for our products.

An impairment in the carrying value of goodwill or other acquired intangibles could negatively affect our operating results and net worth.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of supplier lists, trademarks, trade names and other acquired intangibles. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by our management at least annually for impairment. Events and conditions that could result in impairment include changes in the industries in which we operate, as well as competition, a significant product liability or environmental claim, or other factors leading to reduction in forecasted sales or profitability. At September 30, 2012, we identified significant competitive pressures in sourcing PGM catalysts and its effect on gross margins at our PGM reporting units requiring us to perform an impairment test prior to our usual annual testing date. These triggering factors lowered our expectations of future cash flows and resulted in computed fair values that were less than their respective carrying values and we recorded a goodwill impairment charge of $12.1 million and an impairment charge of $100,000 to a PGM unit trade name as of that date. At December 31, 2012, we performed our annual impairment test. We determined that when we discounted the expected future cash flows of our Ohio and Pittsburgh scrap metal recycling reporting units it resulted in fair values that did not exceed their respective carrying values. This resulted in goodwill impairment charges of $3.5 million for our Ohio reporting unit and $3.7 million for our Pittsburgh scrap metal reporting unit. Additionally, our joint venture agreement in Ithaca, New York expires on its own terms on April 1, 2013. This required us to record an impairment charge of an additional $303,000 to our scrap metal recycling segment for the year ended December 31, 2012. We had no impairments during the years ended December 31, 2011 and 2010. Going forward, if, upon performance of an impairment assessment, it is determined that such assets are impaired, additional impairment charges may be recognized by reducing the carrying amount and recording a charge against earnings. Should current economic and equity market conditions deteriorate, it is possible that we could have additional material impairment charges against earnings in a future period.

Our significant indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

As of December 31, 2012, the total outstanding principal amount of debt outstanding was $131.3 million, before debt discount of $883,000 related to our 7% convertible notes and the application of cash of $5.4 million available for repayment of such indebtedness. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments, we will incur additional indebtedness in the future. We anticipate our debt service payment obligations during 2013, to be approximately $20.4 million, comprised of principal of $13.1 million and interest of $7.3 million. As of December 31, 2012, approximately $40.1 million of our debt accrued interest at variable rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Based on actual amounts outstanding as of December 31, 2012, if the interest rate on our variable rate debt were to increase by 1%, our annual debt service payment obligations would increase by $401,000. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:

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

We continue to rely on borrowings under our senior credit facility and from other lenders to acquire other businesses and to operate our business. At this time our senior credit facility matures in January 2014. We are working with our existing lenders, as well as others, to obtain new credit agreements that will provide adequate liquidity beyond the maturity of our current facility. However, many financial institutions have been adversely impacted by the recent financial crisis and, as a result, have ceased or reduced the amount of lending they have made available to their customers. As a result, we may have insufficient availability under our existing credit facility or the ability to borrow from other lenders to pay off maturing debt obligations or acquire additional businesses and to operate our business.

Our debt agreements contain covenants that restrict our ability to engage in certain transactions and failure to comply with the terms of such agreements could result in a default that could have material adverse consequences for us.

Under our senior credit agreement, we are required to satisfy specified financial covenants, including a minimum earnings before interest tax, depreciation and amortization (“EBITDA”) and maximum capital expenditures. As of December 31, 2012, we had violated the EBITDA covenant of our credit agreement and the term loan secured by our New York shredder. Both lenders agreed to amend the covenants retroactively and have reset prospective covenants. We have in the past been in default under certain of our prior loan facilities, but we obtained retroactive covenant modifications or had noncompliance waived in each case. In addition, we have in the past adjusted covenants contained in our prior loan facilities to protect against noncompliance and prepaid some of our outstanding debt. Our ability to comply with these specified financial covenants may be affected by general economic and industry conditions, as well as market fluctuations in metal prices and other events beyond our control. We do not know if we will be able to satisfy all such covenants in the future. Our breach of any of the covenants contained in agreements governing our indebtedness, including our senior credit agreement, could result in a default under such agreements. In the event of a default, a lender could elect not to make additional loans to us, could require us to repay some of our outstanding debt prior to maturity, and/or to declare all amounts borrowed by us, together with accrued interest, to be due and payable. In the event that this occurs, we would likely be unable to repay all such accelerated indebtedness.

A significant portion of our debt is scheduled to become a current liability in 2014.

Our senior credit agreement matures on January 24, 2014. Under the Fifth Amendment to the credit agreement, the maturity date will be extended to February 17, 2016, if the aggregate outstanding principal balance of the Company’s 7% Convertible Notes is not more than $15.0 million as of December 31, 2013 and we meet certain availability tests. At December 31, 2012, the outstanding principal balance of our convertible notes was $68.8 million. We cannot guarantee we will be able to reduce the outstanding convertible note balance below $15.0 million by December 31, 2013. Without the working capital the credit facility provides, it would be very difficult for us to conduct operations without a significant impact to our profitability. Additionally, our convertible notes contain an optional repurchase right exercisable by the note holders that becomes effective on May 1, 2014. Should the note holders exercise their rights, our senior credit agreement does not provide sufficient liquidity to repurchase the convertible notes. We are working with our existing lenders, as well as others, to obtain new credit facilities that will provide adequate liquidity beyond the maturity of our current senior credit agreement. We cannot guarantee that we will be able to enter into a new credit agreement or that the terms of a new agreement will be as favorable as the terms of our current agreement. We are also considering financing alternatives to allow us to repurchase our convertible notes prior to or at the time of exercise. These alternatives may include a new larger credit facility or we may seek to access the capital markets with a new debt or equity offering. We can give no assurance we will be able to secure the financing to redeem the convertible notes.

We have pledged substantially all of our assets to secure our borrowings and are subject to covenants that may restrict our ability to operate our business.

Any indebtedness that we incur under our existing senior credit agreement is secured by substantially all of our assets other than real estate, which is subject to a negative pledge. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditors to satisfy our obligations to the secured creditors.

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

Our operations depend heavily on the skills and efforts of our senior management team, including Carlos E. Agüero, our Chairman, President and Chief Executive Officer, Michael J. Drury, our Executive Vice-President and Chief Operating Officer and the other employees who constitute our executive management team. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. We cannot give assurance that we will be able to retain the services of any of these individuals. We face intense competition for qualified personnel, and many of our competitors have greater resources than we have to hire qualified personnel. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our ability to manage our business.

The concentration of our consumers and our exposure to credit risk could have a material adverse effect on our results of operations and financial condition.

Sales to our ten largest consumers represented approximately 35.2% of consolidated net sales for the year ended December 31, 2012 and 46.3% of consolidated net sales for the year ended December 31, 2011. Sales to our largest consumer represented approximately 6.3% of consolidated net sales for the year ended December 31, 2012 and 17.3% of consolidated net sales for the year ended December 31, 2011. In connection with the sale of our products, we generally do not require collateral as security for consumer receivables and do not maintain credit insurance. We have significant balances owing from some consumers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables. The loss of a significant consumer or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

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

Vendor advances consist principally of unsecured advances to suppliers for purchase of catalytic converters for recycling. These advances are necessary in order to maintain the supply line of catalytic converters. Management works diligently to monitor such advances. As of December 31, 2012, advances to converter vendors totaled $577,000, and were reduced by an allowance of $15,000 for uncollectible advances. Net advances of $562,000 were reported in prepaid and other current assets in the consolidated balance sheet as of December 31, 2012. A significant downturn in the price of platinum group metals could result in the loss of a significant portion of these advances and have a negative impact to our operating results.

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

As of December 31, 2012, approximately 6% of our workforce was covered by collective bargaining agreements at two of our operating facilities. Approximately 27 employees located at our Lead Fabricating facility in Granite City, Illinois were represented by the United Steelworkers of America and approximately 20 of our employees located at our scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. Our current three-year agreement with the United Steelworkers of America expires on March 15, 2014 and our current three-year agreement with the Regional Joint Board expires on June 25, 2014. Although we are not aware at this time of any current attempts to organize other employees of ours, our employees may organize in the future. If we are unable to successfully renegotiate the terms of the contracts governing our employees at this time or in the future or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be materially and adversely affected.

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

We had 47,656,784 shares of common stock outstanding as of December 31, 2012. We also had 483,390 shares granted but unissued to employees under the Long-Term Incentive Plan. In addition, options to purchase an aggregate of 1,762,385 shares of our common stock were outstanding, of which 1,633,587 were vested as of December 31, 2012. All remaining options will vest over various periods ranging up to a three-year period measured from the date of grant. As of December 31, 2012, the weighted-average exercise price of the vested stock options was $7.47 per share. As of December 31, 2012, we also had warrants outstanding to purchase an aggregate of 1,419,231 shares of common stock, at a weighted-average exercise price of $12.89 per share and convertible notes in the principal amount of $68.8 million outstanding, which are convertible at a price of $14.00 per share. The convertible notes contain “weighted average” anti-dilution protection which provides for an adjustment of the conversion price of the notes in the event that we issue shares of our common stock or securities convertible or exercisable for shares of our common stock at a price below the conversion price of the notes. The amount of any such adjustment will depend on the price such securities are sold at and the number of shares issued or issuable in such transaction. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions and financings and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

The following table sets forth information regarding our principal properties:

Location	Operations	Buildings Approx. Square Ft.	Approx. Acreage	Leased/ Owned
Metalico, Inc.	Corporate Headquarters	6,190	N/A	Leased(1)
186 North Ave. East
Cranford, NJ

Mayco Industries, Inc.	Office/ Lead Product	96,183	7.5	Owned
18 West Oxmoor Rd.	Fabrication and Manufacturing and Storage
Birmingham, AL
100 West Oxmoor Rd.	Warehouse	24,000	N\A	Leased(2)
Birmingham, AL
1200 16th St.	Office/ Lead Product Fabrication	180,570	12.5	Owned
Granite City, IL

Metalico Buffalo, Inc.	Office/Scrap Processor/	312,966	24	Owned
127 Fillmore Ave.	Metal Storage
Buffalo, NY
2504 South Park Ave	Office/Buying Center	4,584	1.0	Leased(3)
Lackawanna, NY
2133 Maple Ave.	Office/Scrap Processor/ Metal Storage	4,050	1	Leased(4)
Niagara Falls, NY

Buffalo Shredding and Recovery, LLC	Office/ Scrap Processor/ Metal Storage	177,500	44	Owned
3175 Lake Shore Rd.
Hamburg, NY

Metalico Rochester, Inc.	Office/Scrap Processor/	74,175	12.7	Owned
1515 Scottsville Rd.	Metal Storage
Rochester, NY
50 Portland Ave.	Office/Scrap Processor/	27,500	3.2	Owned
Rochester, NY	Metal Storage
7562 Clinton Street Rd.	Office/Scrap Processor/	9,200	35	Owned
Bergen, NY	Metal Storage

Metalico Transport, Inc.	Office/Scrap Handling/ Rail Sittings for Transshipping/Storage	28,992	12	Leased(5)
1951 Hamburg Turnpike
Lackawanna, NY

Metalico Aluminum Recovery, Inc.	Office/ Scrap Handling/	108,000	22	Owned
6443 Thompson Rd.	Aluminum Melting/ De-Ox
Dewitt, NY	Production/Storage

Santa Rosa Lead Products, Inc.	Office/ Lead Product	14,000	1.5	Leased(6)
33 So. University St.	Fabrication and Storage
Healdsburg, CA
3949 Guasti Rd.	Office/Production/Storage	7,554	N/A	Leased(7)
Ontario, CA

Metalico Transfer, Inc.	Office/ Waste Transfer Station	35,000	5	Owned
150 Lee Road
Rochester, NY

Location	Operations	Buildings Approx. Square Ft.	Approx. Acreage	Leased/ Owned
Hypercat Advanced Catalyst Products, LLC	Office/ Production/ Material Storage
1075 Andrew Drive.		37,702	N/A	Leased(8)
West Chester, PA

Federal Autocat Recycling, LLC	Office/Catalytic Converter Processor /Material Storage
502 York Street Elizabeth, NJ		75,600	3.0	Leased(9)

Metalico Akron, Inc	Office/Scrap Processor/ Metal Storage
888 Hazel Street		6,660	10.3	Owned
Akron, OH
943 Hazel Street	Scrap Processor/ Metal Storage	34,350	19.7	Owned
Akron, OH

Tranzact, Inc.	Office/ Scrap Processor/ Metal Storage
350-354 N. Marshall Street		18,388	5	Leased(10)
Lancaster, PA

American CatCon, Inc.	Office/Catalytic Converter Processor Material Storage Office/Catalytic Converter Processor/ Material Storage
17401 Interstate Highway 35		30,000	10	Owned
Buda, TX
10123 Southpark Drive		10,000	2.5	Owned
Gulfport, MS

Metalico Pittsburgh, Inc.	Office/ Scrap Processor/ Metal Storage
3100 Grand Avenue		751,878	17.26	Owned
Neville Township, PA
3400 Grand Avenue	Office/ Scrap Processor/ Metal Storage	247,734	5.68	Owned
Neville Township, PA
Albany Road	Office/ Scrap Processor/ Metal Storage	99,841	12.51	Owned
Brownsville, PA
1093 Fredonia Road	Office/ Scrap Processor/ Metal Storage	5,096	4.92	Owned
Hadley, PA
2024 Harmon Creek Road	Office/ Scrap Processor/ Metal Storage	5,050	3.28	Owned
Colliers, WV
96 Oliver Road	Office/ Scrap Processor/ Metal Storage	4,000	18.6	Leased (11)
Uniontown, PA
2003 Crows Run Rd.	Office/ Scrap Processor/ Metal Storage			Leased(12)
Conway, PA

Metalico Youngstown, Inc.	Office/ Scrap Processor/ Metal Storage
100 Division Street		5,226	16.86	Owned
Youngstown, OH
1420 Burton Street SE	Office/ Scrap Processor/ Metal Storage	6,250	2.15	Owned
Warren, OH
3108 DeForest Road	Office/ Scrap Processor/ Metal Storage	7,920	4.52	Owned
Warren, OH

Goodman Services, Inc.	Office/ Scrap Processor/ Metal Storage
286 High Street		20,000	12	Owned
Bradford, PA
5338 Route 474	Office/ Scrap Processor/ Metal Storage	12,000	12.5	Owned
Ashville, NY

Location	Operations	Buildings Approx. Square Ft.	Approx. Acreage	Leased/ Owned
Skyway Auto Parts, Inc.	Office/ Scrap Processor/ Metal Storage
637 Tifft Street		5,000	24	Owned
Buffalo, NY

Metalico JBI Cleveland	Office/ Scrap Processor/ Metal Storage
3018 East 55th Street		3,700	2	Leased(13)
Cleveland, OH

(1)

The lease on our corporate headquarters expires June 30, 2015, subject to an automatic renewal clause for two successive three-year periods that is effective unless we give notice at least 180 days prior to the then-effective termination date. The current annual rent is $162,580.

(2)	The lease expires December 31, 2014. The current monthly rent is $8,000 and the annual rent is $96,000.

(3)	The lease expires August 31, 2013. We have the right to renew for one additional term of two years. The current aggregate monthly rent is $5,125.

(4)

The lease expires October 31, 2015. We have rights to renew for an additional term of five years. The annual rent is $30,000. We also have an option to purchase the underlying premises for a price to be determined. The option expires upon the expiration of the term of the lease, including any renewal terms.

(5)	This is a month to month lease at $3,500 a month that includes access to 750 feet of railroad.

(6)	The lease expires April 30, 2013. The current monthly rent is $8,800 and the annual rent is $105,600.

(7)	The lease expires July 31, 2016. Monthly rent is $5,061. Annual rent is $60,734.

(8)

The lease expires December 31, 2020. The annual rent for 2013 including common area maintenance charges and lease incentive is $358,546. The lease contains a right to renew for 5 years upon written notice 12 months prior to expiration of initial term.

(9)	The lease expires December 31, 2016. The annual rent is $264,600. Lease contains a right to renew for 60 months upon written notice 120 days prior to expiration of initial term.

(10)	The lease expires August 31, 2017 with an option to renew for one five-year period. The annual rent for 2013 is $59,761.

(11)	The lease expires April 30, 2018. The annual rent is $34,000.

(12)	The lease expires December 30, 2015 with an option to renew for two consecutive extension terms of five (5) years. Annual rent is currently $24,000.

(13)	The lease expires November 30, 2017 with an option to renew for three consecutive extension terms of four, three, and five years respectively. Annual rent is currently $108,000.

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

Three of our subsidiaries have been named in preference actions filed in the pending bankruptcies of RG Steel, LLC, and its affiliates. Certain subsidiaries of ours are also unsecured creditors of RG Steel, LLC, and its affiliates and have claims for payment pending against the debtors. We believe we have substantial defenses to a significant portion of the preference claims made against us and have recorded a reserve of $551,000 in current liabilities for what we believe is our exposure against potential liability.

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

Market Information

Trading in our common stock commenced on the American Stock Exchange (now known as NYSE MKT) on March 15, 2005 under the symbol “MEA.” The table below sets forth, on a per share basis for the period indicated, the high and low closing sale prices for our common stock as reported by NYSE MKT.

	Price Range
	High	Low
Year End December 31, 2012
First Quarter	$5.11	$3.41
Second Quarter	$4.35	$2.08
Third Quarter	$2.85	$1.85
Fourth Quarter	$2.59	$1.46
Year End December 31, 2011
First Quarter	$6.55	$5.17
Second Quarter	$6.34	$5.30
Third Quarter	$6.03	$3.60
Fourth Quarter	$4.68	$3.05

The closing sale price of our common stock as reported by NYSE MKT on March 5, 2013 was $1.70.

Holders

As of March 5, 2012, there were 348 holders of record of our common stock, 16 holders of warrants to purchase our common stock, and 98 holders of stock options exercisable for shares of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

We have one stockholder approved equity compensation plan in effect, the 2006 Long-Term Incentive Plan. Options generally vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant. Our 1997 Long Term Incentive Plan has expired and no grants remain outstanding under it.

The following table provides certain information regarding our equity incentive plans as of December 31, 2012.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,116,977	(1)	$7.47	(2)	4,765,678
Equity compensation plans not approved by security holders	—				—

Total	2,116,977		$7.47		4,765,678

(1)	Includes 1,633,587 vested options to purchase Metalico common shares and 483,390 restricted shares granted and unissued.

(2)	The only type of award outstanding under 2006 Long-Term Incentive Plan that included an “exercise price” was the options.

Shareholder Performance

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the Standard & Poor’s Iron and Steel Industry Index Group from January 1, 2008 through December 31, 2012. The graph assumes that $100 was invested in the Company’s Common Stock and each index group on January 1, 2008 and that all dividends were reinvested.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

	January 1, 2008	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Metalico, Inc.	100.00	14.34	45.51	54.39	30.43	18.13
Russell 2000 Index	100.00	65.20	81.64	102.30	96.72	110.88
S&P Steel Index	100.00	47.12	59.22	66.39	50.08	42.69

Item 6.    Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

The selected historical financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 2012, 2011 and 2010 and the selected balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected income statement data for the years ended December 31, 2009 and 2008 and the selected balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	($ thousands, except share data)
Selected Income Statement Data:
Revenue	$573,643	$660,907	$553,253	$291,733	$818,195

Costs and expenses:
Operating expenses	523,684	584,685	477,066	239,647	756,099
Selling, general and administrative expenses	29,473	29,040	26,482	25,994	30,146
Depreciation and amortization	17,344	14,610	13,728	13,240	12,864
Gain on insurance recovery	(1,297)	—	(513)	—	—
Gain on acquisition	—	—	—	(866)	—
Impairment charges	19,601	—	—	—	59,043

	588,805	628,335	516,763	278,015	858,152

Operating (loss) income	$(15,162)	$32,572	$36,490	$13,718	$(39,957)

Amounts attributable to shareholders:
(Loss) income from continuing operations	$(13,111)	$17,420	$13,471	$(3,640)	$(42,430)
(Loss) income from discontinued operations	—	—	(9)	195	(1,230)

Net (loss) income	$(13,111)	$17,420	$13,462	$(3,445)	$(43,660)

(Loss) earnings per common share:
Basic:
(Loss) income from continuing operations	$(0.28)	$0.37	$0.29	$(0.08)	$(1.21)
Discontinued operations, net	—	—	—	—	(0.04)

Net (loss) income	$(0.28)	$0.37	$0.29	$(0.08)	$(1.25)

Diluted:
(Loss) income from continuing operations	$(0.28)	$0.37	$0.29	$(0.08)	$(1.21)
Discontinued operations, net	—	—	—	—	(0.04)

Net (loss) income	$(0.28)	$0.37	$0.29	$(0.08)	$(1.25)

Weighted Average Common Shares Outstanding:
Basic	47,552,901	47,349,376	46,454,177	41,200,895	35,136,316

Diluted	47,552,901	47,376,134	46,454,177	41,200,895	35,136,316

Selected Balance Sheet Data:
Total Assets	$351,978	$364,893	$328,507	$296,701	$340,293
Total Debt (including current maturities)	$130,388	$128,754	$125,962	$116,793	$184,709
Redeemable Common Stock	$—	$—	$—	$—	$4,000
Stockholders’ Equity	$181,675	$191,902	$167,315	$150,257	$112,972

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this annual report. Some of the information contained in this discussion and analysis includes forward-looking statements. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Please refer to “Special Note Regarding Forward-Looking Statements” for more information. The results for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

GENERAL

We operate in three distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”), and (c) lead metal product fabricating (“Lead Fabricating”). As of the date of this filing, our operating facilities include twenty four scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, five PGM and Minor Metal Recycling facilities and four lead product manufacturing and fabricating plants. The Company markets a majority of its products domestically but maintains several international customers.

The PGM and Minor Metals Recycling segment includes five facilities located in Buda, Texas; Gulfport, Mississippi; Lancaster and West Chester, Pennsylvania and Elizabeth, New Jersey.

The Lead Fabricating segment includes four lead fabrication and recycling plants located in Birmingham, Alabama; Healdsburg and Ontario, California and Granite City, Illinois.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Areas that require significant judgments, estimates, and assumptions include accounting for revenues; accounts receivable and allowance for uncollectible accounts receivable; inventory; put warrants liability; derivatives and hedging activities; environmental and litigation matters; the testing of goodwill and other intangible assets; stock-based compensation; and income taxes. Management uses historical experience and all available information to make these judgments, estimates, and assumptions, and actual results may differ from those used to prepare the Company’s Consolidated Financial Statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes provide a meaningful and fair perspective of the Company.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable:    Accounts receivable consists primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $572,000 and $829,000 as of December 31, 2012 and 2011, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

At September 30, 2012, we identified competitive pressures in sourcing PGM catalysts, its affect on gross margins and expectations of future cash flows, particularly in the Texas market, and determined that these negative factors were significant enough to perform an interim impairment test for these reporting units. Based on our assessment of future operating results for these reporting units, we calculated their respective fair values using a discounted cash flow analyses and had determined that the fair value of these reporting units was less than their respective carrying values and we recorded goodwill impairment charges of $10.0 million and $2.0 million to our Texas and New Jersey PGM Recycling units, respectively, at September 30, 2012.

At December 31, 2012, we performed our annual impairment test. We determined that when we discounted the expected future cash flows of our Ohio and Pittsburgh scrap metal recycling reporting units it resulted in fair values that did not exceed their respective carrying values. This resulted in goodwill impairment charges of $3.5 million for our Ohio reporting unit and $3.7 million for our Pittsburgh scrap metal reporting unit.

In 2010, we entered into a joint venture agreement to co-operate a scrap recycling facility in Ithaca, New York that expires on April 1, 2013. The joint venture’s operation had been supported by, and was included in, our New York State Scrap Recycling reporting unit. The absence of future cash flows from the joint venture and discontinued support from our other New York facilities resulted in an additional goodwill write-down of $303,000 for the year ended December 31, 2012.

As of December 31, 2012, the Company has identified six reporting units with recorded goodwill. A list of the Company’s reporting units and the amount of goodwill remaining in each reporting unit as of December 31, 2012, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded
Lead Fabricating	$5,369
New York State Scrap Recycling	21,259
Ohio Scrap Recycling	11,581
Bradford, PA Scrap Recycling	3,943
Minor Metals Recycling	3,859
New Jersey PGM Recycling	8,762

Total	$54,773

In determining the carrying value of each reporting unit, where appropriate, management allocates net deferred income taxes and certain corporate maintained liabilities specifically allocable to each reporting unit to the net operating assets of each reporting unit. The carrying amount is further reduced by impairment charges, if any, made to other long-lived assets of a reporting unit.

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

A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes, profit margins, tax rates, capital spending, discount rates, and working capital changes. Forecasts of operating and selling, general and administrative expenses are generally based on historical relationships of previous years. We use an equity value approach to determine the carrying and fair values of our reporting units. When applying the DCF model, the cash flows expected to be generated are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return is an overall rate based upon the rates of return for invested equity capital. For our 2012 analysis, using the build-up method under the Modified Capital Asset Pricing (“CAPM”) model, we arrived at a discount rate of 13.47% derived from the sum of the following inputs (i) a risk free rate of return of 2.54%, based on the yield of the 20-year U.S Treasury note as of December 31, 2012 (ii) an equity risk premium, multiplied by an average market beta of market participants in the industry which Metalico operates, resulting in a rate of 7.04%, and (iii) a company size risk premium of 3.89% .

Based on our DCF analysis, we determined the computed fair value of some of our reporting units did not exceed their respective carrying values and we were required to record goodwill impairment charges in our Ohio and Pittsburgh scrap metal recycling reporting units. For the reporting units where the fair value exceeded their carrying values, we measure of the sensitivity of the amount of potential future goodwill impairment charges to changes in key assumptions. Several of our reporting units had fair values that exceeded carrying values by less than 20%, an amount that we deem substantial. We further tested these reporting units to reflect changes in forecasted cash flows and discount rates. Assuming all input variables remain constant, if expected cash flows were 10% less than forecasted or, if the discount rate were increased by 2.0%, the amount by which the carrying value exceeded the computed fair value for these reporting units, indicating potential impairment, would be as follows ($ in thousands):

	Potential Future Impairment Sensitivity
Reporting Unit	If expected cash flows were 10% less than forecasted	If the discount rate were 15.5%
New York State Scrap Recycling	$4,624	$7,394
Minor Metals Recycling	$1,079	$2,202
Bradford, PA Scrap Recycling	$821	$1,339

At December 31, 2012, after considering a control premium of 25%, the Company’s total stockholders’ equity exceeded market capitalization by approximately $68.3 million which is one of many factors that are considered when determining goodwill impairment. Management believes domestic economic conditions continue to show improvement and have resulted in forecasts which, when used in our DCF model, support the remaining carrying value of goodwill in our reporting units. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company’s equity and debt securities may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

Intangible Assets and Other Long-Lived Assets:    We test all finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. At December 31, 2012 and 2011, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. As discussed in the goodwill section above, the reduction in forecasted revenues from recycling PGM material at our Texas PGM facility resulted in an interim impairment charge of $100,000 to the carrying value of its trade name. At December 31, 2012, the computed fair value of our indefinite-lived intangibles exceeded their respective carrying values.

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

The following table sets forth information regarding revenue in each segment ($ and weights in thousands):

	Revenues
	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	($s, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	537.9	$216,569	37.8	534.6	$233,863	35.4	450.8	$163,984	29.6
Non-ferrous metals (lbs.)	175,039	173,862	30.3	140,662	149,378	22.6	139,372	130,135	23.5
Other	—	4,130	0.7	—	5,826	0.9	—	3,227	0.6

Total Scrap Metal Recycling		394,561	68.8		389,067	58.9		297,346	53.7

PGM and Minor Metals Recycling
Platinum Group Metals (troy oz.)	52.2	62,645	10.9	119.8	150,998	22.8	145.6	159,667	28.9
Minor Metals (lbs.)	2,079	50,024	8.7	1,929	48,250	7.3	1,816	30,878	5.6

Total PGM and Minor Metals Recycling		112,669	19.6		199,248	30.1		190,545	34.5
Lead Fabricating (lbs.)	42,593	66,413	11.6	44,842	72,592	11.0	45,886	65,362	11.8

Total Revenue		$573,643	100.0		$660,907	100.0		$553,253	100.0

The following table sets forth information regarding average Metalico selling prices for the past eight quarters. The fluctuation in pricing is due to many factors, primarily product mix, as well as, domestic and export demand.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.	Average PGM Price per troy oz. (1)	Average Minor Metal Price per lb.	Average Lead Price per lb.
December 31, 2012	$377	$0.99	$1,065	$22.99	$1.65
September 30, 2012	$370	$0.98	$924	$27.73	$1.58
June 30, 2012	$418	$1.01	$1,012	$22.76	$1.54
March 31, 2012	$443	$0.99	$1,005	$23.79	$1.50
December 31, 2011	$422	$0.94	$1,056	$23.92	$1.62
September 30, 2011	$445	$1.07	$1,216	$25.59	$1.64
June 30, 2011	$433	$1.08	$1,202	$28.10	$1.64
March 31, 2011	$445	$1.13	$1,229	$22.90	$1.57

(1)	Average PGM prices are comprised of combined troy ounces of Platinum, Palladium and Rhodium

Scrap and Metal Commodity Markets

Recycled iron and steel scrap is a vital raw material for the production of new steel and cast iron products. The steel and foundry industries in the United States have been structured to recycle scrap, and, as a result, are highly dependent upon scrap. According to the Steel Recycling Institute (“SRI”), the recycling rate for the world’s most recycled material — steel — was at an all-time high of 92 percent at the end of 2011. More than 85 million tons of steel scrap was consumed by steelmaking furnaces in 2011; an increase of nearly 10 million net tons versus 2010. In the United States, the primary source of old steel scrap is the automobile. Automobile recycling rates have regained balance at 94.5% in 2011. This figure came after several years in excess of 100 percent – meaning more old cars had been coming off the road than new ones going back onto it. The recycling rate for automobiles in 2010, reached about 113%. A recycling rate greater than 100% is a result of the steel industry recycling more steel from automobiles than was used in the domestic production of new vehicles. In 2011, the automotive recycling industry recycled more than 15.5 million tons of steel from end-of-life vehicles through more than 300 car shredders, the equivalent of nearly 11.9 million automobiles. More than 12,500 vehicle dismantlers throughout North America resell parts.

Recycling of scrap plays an important role in the conservation of energy because the remelting of scrap requires much less energy than the production of iron or steel products from iron ore. Also, consumption of iron and steel scrap by remelting reduces the burden on landfill disposal facilities and prevents the accumulation of abandoned steel products in the environment. Recycled scrap consists of approximately 47% post-consumer (old, obsolete) scrap, 8% prompt scrap (produced in steel-product manufacturing plants), and 45% home scrap (recirculating scrap from current operations).

Scrap prices fluctuated during the first 8 months of 2012, between about $311 and $421 per ton. Composite prices published by Scrap Price Bulletin for No. 1 Heavy Melting steel scrap delivered to purchasers in Chicago, Illinois, and Philadelphia and Pittsburgh, Pennsylvania, averaged about $376 per ton during the first 8 months of 2012. As reported by Scrap Price Bulletin, the average price for nickel-bearing stainless steel scrap delivered to purchasers in Pittsburgh was about $1,762 per ton during the first 10 months of 2012, which was 19% lower than the 2011 average price of $2,182 per ton. Exports of ferrous scrap decreased in 2012 to an estimated 23 million tons from 24.3 million tons during 2011, mainly to Turkey, the Republic of Korea, Taiwan, Canada and China, in descending order of export tonnage. Export scrap value decreased from $11.4 billion in 2011 to an estimated $10.1 billion in 2012.

Continuing and growing concern about the European Union sovereign-debt and banking crisis have adversely affected steel consumer confidence; depressed steel demand, production, and prices; and, thus, caused ferrous scrap prices to fluctuate considerably. World steel consumption was expected to increase by 2.1% in 2012 and 3.2% in 2013, following 15% annual growth in 2010 and 5.6% in 2011, according to the World Steel Association.

According to reports published by the U.S. Geological Survey (“USGS”), in 2012, old scrap, converted to refined metal and alloys, provided 170,000 tons of copper, equivalent to 10% of apparent consumption. Purchased new scrap, derived from fabricating operations, yielded 650,000 tons of contained copper. Of the total copper recovered from scrap (including aluminum — and nickel-based scrap), brass mills recovered 71%; miscellaneous manufacturers, foundries, and chemical plants, 15%; ingot makers, 9%; and copper smelters and refiners, 5%. Copper in all old and new, refined or remelted scrap contributed about 33% of the U.S. copper supply. Although refined copper prices remained volatile during the first 10 months of 2012, they traded within a narrower range than in recent years. The COMEX spot copper price began 2012 at $3.53 per pound of copper, rose to $3.92 per pound in April, and declined to a low of $3.28 per pound in June before trending back to $3.85 per pound in September and settling around $3.60 at year end. The copper supply and demand balance remained tight, in part owing to an 80% year-on-year increase in China’s net imports in the first half of 2012, well in excess of industrial demand.

Aluminum recovered from purchased scrap in the U.S. was about 3.4 million tons, of which about 53% came from new (manufacturing) scrap and 47% from old scrap (discarded aluminum products). Aluminum recovered from old scrap was equivalent to about 35% of apparent consumption. The monthly average U.S. market price for primary ingot, quoted by Platts Metals Week, started the year at $1.034 per pound and reached a peak of $1.079 per pound in March. The monthly average price began a downward trend, reaching $0.939 per pound in August. The monthly average price increased to $1.033 per pound in September and fell back below $0.95 at year end. Prices on the London Metal Exchange (LME) followed the trend of U.S. market prices.

In 2012, lead was consumed at about 76 manufacturing plants. The lead-acid battery industry continued to be the principal user of lead, accounting for about 86% of the reported U.S. lead consumption for 2012. In 2012, about 1.14 million tons of secondary lead was produced, an amount equivalent to 80% of reported domestic lead consumption. Nearly all of it was recovered from old (post-consumer) scrap. The global lead market was in surplus during 2012 owing to the buildup of lead stocks held in London Metal Exchange (LME) and producer warehouses. North American producer prices were relatively stable throughout the first 9 months of the year. LME lead prices were more volatile, averaging $2,094 per metric ton in January, decreasing to $1,854 per metric ton in June, and rebounding to $2,169 per metric ton in September. Global stocks of lead held in LME warehouses decreased by 25% to 265,075 tons during the first nine months of 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated net sales decreased by $87.3 million, or 13.2%, to $573.6 million in the year ended December 31, 2012, compared to consolidated net sales of $660.9 million in the year ended December 31, 2011. Acquisitions added $1.6 million to consolidated net sales. Excluding acquisitions, the Company reported decreases in average metal selling prices representing net sales of $45.7 million and a $43.2 million decrease due to lower selling volume.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales decreased by $17.3 million, or 7.4%, to $216.6 million in the year ended December 31, 2012, compared to ferrous sales of $233.9 million in the year ended December 31, 2011. Acquisitions added $829,000 to ferrous sales in 2012. Excluding acquisitions, ferrous sales decreased by $18.1 million. The decrease in ferrous sales was attributable to lower average selling prices totaling $18.4 million offset by higher volume sold of 1,200 tons amounting to $295,000. The average selling price for ferrous products was approximately $403 per ton for the year ended December 31, 2012, compared to $437 per ton for the year ended December 31, 2011.

Non-Ferrous Sales

Non-ferrous sales increased by $24.5 million, or 16.4%, to an annual Company record of $173.9 million in the year ended December 31, 2012, compared to non-ferrous sales of $149.4 million in the year ended December 31, 2011. Acquisitions added $445,000 to non-ferrous sales. Excluding acquisitions, non-ferrous sales increased by $24.0 million. The increase in non-ferrous sales was attributable to higher sales volume totaling $35.7 million offset by lower average selling prices amounting to $11.7 million. The average selling price for non-ferrous products was approximately $0.99 per pound for the year ended December 31, 2012, compared to $1.06 per pound for the year ended December 31, 2011.

PGM and Minor Metal Recycling

Platinum Group Metals

Platinum Group Metal (“PGM”) sales include the sale of catalytic converter substrate material which contains platinum, palladium, and rhodium. PGM sales decreased by $88.4 million, or 58.5%, to $62.6 million for the year ended December 31, 2012, compared to $151.0 million for the year ended December 31, 2011. The decrease in PGM sales was a result of lower sales volumes totaling $79.3 million and lower average selling prices totaling $9.1 million. The average selling price for PGM material was approximately $1,006 per troy ounce for the year ended December 31, 2012 compared to $1,180 per troy ounce for the year ended December 31, 2011, a decrease of approximately 14.7%. Total PGM sales volumes amounted 52,200 troy ounces for the year ended December 31, 2012, compared to 119,800 troy ounces sold for the year ended December 31, 2011.

Minor Metals

Sales of Minor Metals, which primarily include metals such as molybdenum, tungsten and tantalum, increased by $1.8 million, or 3.7%, to $50.0 million for the year ended December 31, 2012, compared to $48.3 million for the year ended December 31, 2011. The increase in sales was due to higher volumes sold totaling $3.7 million but was offset by lower selling prices amounting to $1.9 million. The average combined selling price for minor metals was approximately $24.07 per pound for the year ended December 31, 2012, compared to $25.02 per pound for the year ended December 31, 2011, a decrease of 3.8%.

Lead Fabricating

Lead fabrication sales decreased by $6.2 million, or 8.5%, to $66.4 million in the year ended December 31, 2012, compared to lead fabrication sales of $72.6 million in the year ended December 31, 2011. The decrease was due to lower average selling prices amounting to $2.6 million and by lower volume sold totaling $3.6 million. The average selling price for lead fabricated products was approximately $1.56 per pound for the year ended December 31, 2012, compared to $1.62 per pound for the year ended December 31, 2011, a decrease of approximately 3.7%.

Operating Expenses

Operating expenses decreased by $61.0 million, or 10.4%, to $523.7 million for the year ended December 31, 2012, compared to operating expenses of $584.7 million for the year ended December 31, 2011. Acquisitions added $1.4 million to operating expenses. Excluding acquisitions, the decrease in operating expenses was due to a $63.2 million decrease in the cost of purchased metals offset by an $837,000 increase in other operating expenses. These operating expense changes include increases in freight charges of $3.3 million and waste and disposal costs of $1.3 million. These higher expenses were offset by decreases to wages and benefits of $1.8 million, energy costs of $1.0 million, vehicle maintenance and repair expenses of $565,000 and other operating costs of $364,000.

Selling, General and Administrative

Selling, general and administrative expenses increased by $433,000 to $29.4 million, or 5.1% of sales, for the year ended December 31, 2012, compared to $29.0 million, or 4.4% of sales, for the year ended December 31, 2011. Acquisitions added $277,000 to selling, general, and administrative expenses in 2012. Excluding acquisitions, selling, general and administrative costs increased by $156,000. Significant changes in component expenses of selling, general and administrative costs include decreases in consulting and professional fees of $1.3 million and wages and benefits of $543,000. These lower expenses were offset by a $1.9 million increase in bad debt expense for the Company’s exposure to a single bankrupt customer.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2.7 million to $17.3 million, or 3.0% of sales, for the year ended December 31, 2012, compared to $14.6 million, or 2.2% of sales, for the year ended December 31, 2011. Acquisitions added $157,000 to depreciation and amortization. Excluding acquisitions, depreciation and amortization expense increased by $2.6 million due to increases in capital expenditures made in the current and previous years. At the end of 2011, the construction at our shredder facility in New York was completed and 2012 reflects a full year of depreciation adding $1.1 million to the increase. The balance of the increase is the result of a full year of depreciation charged on other capital expenditures made in 2011 and partial year depreciation charged on $23.2 million in capital expenditures made in 2012.

Impairment charges

In September 2012, we identified competitive pressures in sourcing PGM catalysts, its effect on gross margins and anticipated future cash flows as a triggering event with respect to our PGM reporting units and we performed an interim impairment analysis at September 30, 2012, which resulted in a goodwill impairment charge of $12.0 million and a $100,000 impairment charge to the trade name of our Texas PGM reporting unit. At December 31, 2012, we performed our annual impairment test and determined that the expected future cash flows of our Ohio and Pittsburgh scrap metal recycling reporting units, when discounted, resulted in fair values did not exceed their respective carrying values. This resulted in goodwill impairment charges of $3.5 million for our Ohio reporting unit and $3.7 million for our Pittsburgh reporting unit. the Company determined it would terminate its Ithaca, New York joint venture agreement upon its expiration in March 2013 resulting in an additional impairment charge of $303,000.

Operating Income (Loss)

Operating loss for the year ended December 31, 2012 decreased by $47.7 million, to a loss of $15.2 million, compared to operating income of $32.6 million for the year ended December 31, 2011. The Company’s Scrap Metal Recycling segment reported a $31.1 million decrease in operating income and our PGM and Minor Metals Recycling segment reported a $21.4 million decrease in operating income. These reductions in operating income were offset by our Lead fabricating segment which experienced an increase in operating income of $4.0 million and Corporate and other increased operating income by $807,000.

Financial and Other Income (Expense)

Interest expense was $9.1 million for the year ended December 31, 2012, compared to $9.4 million for the year ended December 31, 2011. The $275,000 decrease in interest expense reflects changes in debt balances and corresponding interest rates.

Other (expense) income for the year ended December 31, 2012 includes income of $196,000 to adjust financial instruments to their respective fair values compared to income of $3.6 million for the year ended December 31, 2011. Other income for the year ended December 31, 2012 includes a $4.6 million gain related to the settlement of a dispute with the former owners of a previous acquisition.

For the year ended December 31, 2012, we recorded income of $11,000 for our 40% share of income from our investment in a manufacturer of radiation shielding solutions for the nuclear medicine community compared to a loss of $46,000 for the year ended December 31, 2011.

For the year ended December 31, 2012 we recorded a gain of $63,000 net of amortized issue costs, for the repurchase of $7.3 million in convertible notes compared to a gain of $243,000 net of amortized issue costs, for the repurchase of $5.0 million in convertible notes in cash for the year ended December 31, 2011.

Income Taxes

For the year ended December 31, 2012, we recognized an income tax benefit of $6.3 million on a loss from continuing operations of $19.4 million resulting in an effective tax rate of 32%. For the year ended December 31, 2011, we recognized income tax expense of $9.7 million on income from continuing operations of $27.1 million.

Included in income tax expense for 2011 is $571,000 related to the recognition of a state income tax audit assessment for previous periods. Excluding this assessment income tax was $9.1 million resulting in an effective tax rate of 34%. Our effective rate may differ from the blended expected statutory income tax rate due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation, amortization of certain intangibles and certain non-deductible expenses.

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

Scrap Metal Recycling

Ferrous Sales

Ferrous sales increased by $69.9 million, or 42.6%, to $233.9 million in the year ended December 31, 2011, compared to ferrous sales of $164.0 million in the year ended December 31, 2010. Acquisitions added $12.9 million to ferrous sales in 2011. Excluding acquisitions, ferrous sales increased by $57.0 million. The increase in ferrous sales was attributable to higher average selling prices totaling $37.7 million and higher volume sold of 52,700 tons amounting to $19.3 million. The average selling price for ferrous products was approximately $437 per ton for the year ended December 31, 2011, compared to $364 per ton for the year ended December 31, 2010.

Non-Ferrous Sales

Non-ferrous sales increased by $19.3 million, or 14.8%, to $149.4 million in the year ended December 31, 2011, compared to non-ferrous sales of $130.1 million in the year ended December 31, 2010. Acquisitions added $6.4 million to non-ferrous sales. Excluding acquisitions, non-ferrous sales increased by $12.9 million. The increase in non-ferrous sales was attributable to higher average selling prices amounting to $17.4 million offset by lower sales volume totaling $4.5 million. The average selling price for non-ferrous products was approximately $1.06 per pound for the year ended December 31, 2011, compared to $0.93 per pound for the year ended December 31, 2010.

PGM and Minor Metal Recycling

Platinum Group Metals

PGM sales include the sale of catalytic converter substrate material which contains platinum, palladium, and rhodium. PGM sales decreased by $8.7 million, or 5.4%, to $151.0 million for the year ended December 31, 2011, compared to $159.7 million for the year ended December 31, 2010. The decrease in PGM sales was a result of lower sales volumes totaling $35.1 million but was offset higher average selling prices totaling $26.4 million. The average selling price for PGM material was approximately $1,180 per troy ounce for the year ended December 31, 2011 compared to $1,040 per troy ounce for the year ended December 31, 2010, an increase of approximately 13.5%. Total PGM sales volumes amounted 119,800 troy ounces for the year ended December 31, 2011, compared to 145,600 troy ounces sold for the year ended December 31, 2010.

Minor Metals

Sales of Minor Metals, which primarily include metals such as molybdenum, tungsten and tantalum, increased by $17.3 million, or 56.0%, to $48.2 million for the year ended December 31, 2011, compared to

$30.9 million for the year ended December 31, 2010. The increase in sales was due to higher selling prices amounting to $15.4 million and higher volumes sold totaling $1.9 million. The average combined selling price for minor metals was approximately $25.02 per pound for the year ended December 31, 2011 compared to $17.01 per pound for the year ended December 31, 2010, an increase of 47.1%.

Lead Fabricating

Lead fabricating sales increased by $7.2 million, or 11.0%, to $72.6 million in the year ended December 31, 2011, compared to lead fabrication sales of $65.4 million in the year ended December 31, 2010. The increase was due to higher average selling prices amounting to $8.9 million but was offset by lower volume sold totaling $1.7 million. The average selling price for lead fabricated products was approximately $1.62 per pound for the year ended December 31, 2011, compared to $1.42 per pound for the year ended December 31, 2010, an increase of approximately 14.1%.

Operating Expenses

Operating expenses increased by $107.6 million, or 22.6%, to $584.7 million for the year ended December 31, 2011, compared to operating expenses of $477.1 million for the year ended December 31, 2010. Acquisitions added $26.0 million to operating expenses. Excluding acquisitions, the increase in operating expenses was due to a $73.9 million increase in the cost of purchased metals and a $7.7 million increase in other operating expenses. These operating expense changes include increases in wages and benefits of $2.6 million, freight charges of $2.3 million, vehicle maintenance and repair expenses of $962,000, energy costs of $844,000, production and fabricating supplies of $596,000 and other operating costs of $496,000.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.5 million, or 4.4% of sales, to $29.0 million for the year ended December 31, 2010, compared to $26.5 million, or 4.8% of sales for the year ended December 31, 2010. Acquisitions added $1.2 million to selling, general, and administrative expenses in 2011. Excluding acquisitions, selling, general and administrative costs increased by $1.3 million. Significant changes in component expenses of selling, general and administrative costs include increases in consulting and professional fees of $858,000, insurance costs of $309,000, wages and benefits of $307,000 and an increase in advertising and promotional expenses of $230,000. These expenses were offset by a decrease in other expenses of $326,000.

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

Financial and Other Income (Expense)

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

Other (expense) income for the year ended December 31, 2011 includes income of $3.6 million to adjust financial instruments to their respective fair values as compared to expense of $496,000 for the year ended December 31, 2010.

For the year ended December 31, 2011, we recorded a loss of $46,000 compared to income of $28,000 for the year ended December 31, 2010 for our 40% share of income in a manufacturer of radiation shielding solutions for the nuclear medicine community.

For the year ended December 31, 2011, we recorded a gain of $243,000 net of amortized issue costs, for the repurchase of $5.0 million in convertible notes in cash. For the year ended December 31, 2010, we recorded a gain of $101,000 net of amortized issue costs, for the repurchase, in cash, of $500,000 in convertible notes.

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

Discontinued Operations

The Company continues to incur environmental monitoring costs of its former secondary lead smelting and refining plant in College Grove, Tennessee and a former secondary lead smelting operation based in Tampa, Florida and do not anticipate material expense in the future. For the years ended December 31, 2012 and 2011, we incurred nominal amounts for site maintenance and monitoring and have included these costs in continuing operations and will do so in future periods. Discontinued operations for the year ended December 31, 2010 resulted in a combined loss of $15,000 ($9,000 net of income taxes) for both former facilities.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Quarter Ended September 30, 2012	Quarter Ended December 31, 2012
	($in thousands, except per share data)
Selected Income Statement Data:
Revenue	$181,967	$178,492	$168,728	$131,720	$164,085	$148,213	$132,772	$128,573

Costs and expenses
Operating expenses	153,643	156,497	151,162	123,383	146,887	134,279	123,163	119,355
Selling, general and administrative expenses	8,020	6,948	7,222	6,850	7,328	8,126	6,538	7,481
Depreciation and amortization	3,320	3,646	3,830	3,814	3,975	4,217	4,399	4,753
Impairment charges	—	—	—	—	—	—	12,130	7,471
Gain on insurance recovery	—	—	—	—	—	—	—	(1,297)

	164,983	167,091	162,214	134,047	158,190	146,622	146,230	137,763

Operating income (loss)	$16,984	$11,401	$6,514	$(2,327)	$5,895	$1,591	$(13,458)	$(9,190)

Consolidated net income (loss)	$8,763	$6,645	$5,084	$(3,072)	$2,216	$2,935	$(10,684)	$(7,612)

Consolidated net income (loss) attributable to Company	$8,763	$6,645	$5,084	$(3,072)	$2,216	$2,935	$(10,684)	$(7,578)

Earnings (loss) per common share:
Basic	$0.19	$0.14	$0.11	$(0.06)	$0.05	$0.06	$(0.22)	$(0.16)

Diluted	$0.19	$0.14	$0.11	$(0.06)	$0.05	$0.06	$(0.22)	$(0.16)

Weighted Average Common Shares Outstanding:
Basic	47,095,914	47,388,308	47,447,823	47,460,439	47,495,380	47,557,918	47,563,939	47,593,795

Diluted	47,219,740	47,541,787	47,453,916	47,460,439	47,496,755	47,557,918	47,563,939	47,593,795

LIQUIDITY AND CAPITAL RESOURCES

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments, excluding discounts as of December 31, 2012 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt obligations(1)	$123,377	$10,630	$104,585	$2,696	$5,466
Capital lease obligations(2)	7,895	2,506	3,996	1,393	—
Operating lease obligations	6,731	1,447	2,239	1,564	1,481
Letters of credit	2,294	2,294	—	—	—
Environmental obligations	983	157	70	75	681

Total	$141,280	$17,034	$110,890	$5,728	$7,628

(1)

Approximately 31% of debt obligations as of December 31, 2012 accrued interest at a variable rate (the lender’s base rate plus a margin and effective rate of 3.19% as of December 31, 2012). The remaining 69%

of debt obligations as of December 31, 2012 required accrued interest at fixed rates having a weighted average rate of 6.72%. Interest expense on capital lease obligations for 2012 is estimated to approximate $383,000 calculated by multiplying the outstanding principal balance by the obligation’s applicable interest rate in effect at December 31, 2012. Interest expense for 2012 and thereafter will increase or decrease based on the amount of outstanding borrowings and fluctuations in market based interest rates.

(2)	Includes capital leases and installment notes for capital equipment.

Cash Flows

For the year ended December 31, 2012, we generated $22.4 million of cash flows from our operating activities. We incurred a net loss of $13.1 million which was offset by net noncash items totaling $33.1 million and a $2.4 million increase in working capital components. Noncash items included $18.1 million in depreciation and amortization; $19.6 million in impairment charges for goodwill and other intangibles; $1.7 million in stock-based compensation and $1.9 million charge for bad debts and $416,000 in reserves for vendor advances. The items were offset by $6.4 million of deferred tax adjustments, a $1.0 million gain in the disposal of property and equipment, a $1.0 million gain from settlements and $196,000 in fair value adjustments to financial instruments. Changes in working capital items for 2012 include $11.3 million for decreases in inventory and $1.8 million for decreases in prepaid expenses and other items. These working capital items were offset by a $10.0 million decrease in accounts receivable and a $761,000 increase in accounts payable and accrued expenses. For the year ended December 31, 2011, we generated $33.0 million of cash flows from our operating activities. Our net income of $17.4 million and net noncash items totaling $22.2 million were offset by a $6.6 million change in working capital components. Noncash items included $15.8 million in depreciation and amortization; $2.2 million in stock-based compensation and $8.1 million of deferred income taxes. The items were offset by $3.6 million in fair value adjustments to financial instruments and a $265,000 gain in the disposal of property and equipment. Changes in working capital items for 2011 include $11.0 million for an increase in inventory, $1.7 million for increases in prepaid expenses and other items and a $608,000 decrease in accounts payable and accrued expenses. These working capital items were offset by $6.7 million in decreased accounts receivable balances. For the year ended December 31, 2010, we used $5.2 million in our operating activities. Our net income of $13.5 million and net non-cash items totaling $22.5 million were offset by a $41.1 million change in working capital components. Non-cash items included $14.6 million in depreciation and amortization, $2.8 million in stock-based compensation, $2.7 million in changes to deferred income taxes and $2.1 million of deferred financing costs written off due to debt refinancing and other noncash items of $200,000. Changes for reduction in working capital items include $24.3 million in increased accounts receivable balances $20.9 million for increases in inventory. These working capital items were offset by a $2.5 million in decreases in prepaid and other items and a $1.6 million increase in accounts payable and accrued expenses.

For the year ended December 31, 2012, we used $23.9 million in cash for investing activities. We paid $23.2 million to purchase equipment and make capital improvements. We also paid $2.0 million to acquire two businesses and invested $600,000 in cash in a joint venture scrap facility in Cleveland, Ohio. These items were offset by $1.4 million in proceeds from the disposal of property and equipment and a decrease in other assets of $534,000. For the year ended December 31, 2011, we used $27.9 million in cash for investing activities. For the year ended December 31, 2011, we paid $26.2 million to purchase equipment and make capital improvements. We also paid $1.8 million to acquire a business and increases to other assets of $455,000. These items were offset by $578,000 in proceeds from the disposal of property and equipment. For the year ended December 31, 2010, we paid $5.4 million to purchase equipment and capital improvements and invested $350,000 in a manufacturer of radiation shielding solutions for the nuclear medicine community. These items were offset by $646,000 in proceeds from the sale of property and equipment and a $220,000 change in other assets.

For the year ended December 31, 2012, we generated $1.0 million from financing activities. We received $9.6 million in proceeds from our revolving credit facility; $6.1 million in proceeds from other new borrowings and $36,000 in proceeds from the exercise of common stock options. These amounts were offset by principal payments on debt of $14.1 million and $564,000 in debt issue costs. For the year ended December 31, 2011, we used $2.6 million in financing activities. We received $13.0 million in proceeds from new borrowings and $542,000 in proceeds from the exercise of common stock options. These amounts were offset by principal payments on debt of $10.5 million, a reduction of $5.4 million in our outstanding revolving credit balance and $196,000 in debt issue costs. For the year ended December 31, 2010, we received $9.5 million in proceeds of new debt, received $4.6 million in net proceeds under our revolving credit facility and received $407,000 in proceeds from the exercise of common stock options. These amounts were offset by debt repayments of $4.5 million and the payment of $1.3 million in debt issue costs.

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

At September 30, 2012, we were not in compliance with the Fixed Charge Coverage Ratio covenant of the Credit Agreement. On November 6, 2012, we entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement that retroactively suspended the Fixed Charge Coverage Ratio covenant for the period ended September 30, 2012 and for the future quarterly periods ending December 31, 2012 and March 31, 2013, replacing it with a non-cumulative, quarterly minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) covenant for the same periods. The Fixed Charge Coverage Ratio covenant, which requires a ratio in excess of 1:1 to 1, would resume with the quarterly reporting period ending June 30, 2013. The Sixth Amendment also required that from the effective date of the amendment through June 30, 2013, the Company shall not permit availability under the Credit Agreement to be less than $30,000 for any five consecutive days. The Sixth Amendment also imposed a maximum unfinanced cumulative Capital Expenditure limit of $3,300 for the period beginning October 1, 2012 through March 31, 2013. The existing annual Capital Expenditures covenant remains in effect. Interest rates and repayment terms were unaffected by the Sixth Amendment.

At December 31, 2012, we were not in compliance with the quarterly minimum EBITDA covenant established by the Sixth Amendment described above. On March 6, 2013, we entered into an Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. Changes to the Credit Agreement under a Seventh Amendment were immaterial. The Eighth Amendment retroactively reduced the minimum quarterly EBITDA covenant to $3.2 million for the period ended December 31, 2012 and reduces the minimum quarterly EBITDA covenant for the quarterly period ending March 31, 2013 to $4.0 million. The Eighth Amendment also institutes a minimum quarterly EBITDA covenant for the quarterly period ending June 30, 2013 of $9.4 million and for the quarterly period ending September 30, 2013 of $9.6 million. The Fixed Charge Coverage Ratio covenant, which requires a ratio in excess of 1:1 to 1, will resume with the quarterly reporting period ending December 31, 2013. The Eighth Amendment also limits future unfinanced cumulative Capital Expenditures for the period beginning January 1, 2013 through September 30, 2013, to a maximum of $13.3 million and shortened the period for unfinanced Capital Expenditures established under the Sixth Amendment to December 31, 2012. The $30.0 million minimum availability requirement, instituted under the Sixth Amendment, will remain in effect. The existing annual Capital Expenditures covenant remains in effect. Interest rates and repayment terms were unaffected by the Eighth Amendment.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. providing up to $10.4 million in connection with the Buffalo shredder project. As of December 31, 2011, the Company had drawn down a total of $7.9 million of which $6.6 million was used to repay Term Loan I under the Credit Agreement. The equipment loan is secured by the shredder and related equipment. The loan bears interest at a rate of 4.77% per annum, requires monthly payments of $110,000 beginning January 2012, and matures December 2022. The Equipment Financing Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lender. The Company also notified First Niagara of the Fixed Charge Coverage Ratio non-compliance and the EBITDA non-compliance described above. On November 6, 2012, the Company and First Niagara entered into an amendment to the Equipment Finance Agreement adopting the covenant modifications prescribed by the Sixth Amendment to the Credit Agreement and on March 6, 2013, the Company and First Niagara entered into an amendment adopting the covenant modifications prescribed by the Eighth Amendment. As of December 31, 2012, the outstanding balance under the loan was $9.6 million.

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

As of December 31, 2012, the outstanding balance on the Notes was $67.9 million (net of $883,000 in unamortized discount related to the original fair value of warrants issued with the Notes).

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

Convertible Note Exchanges

At various times during the year ended December 31, 2012, the Company repurchased an aggregate $7.3 million in convertible notes, in cash for $6.8 million, using proceeds of the Revolver described above resulting in a gain of $63,000 net of $97,000 in unamortized warrant discount and $320,000 in unamortized deferred financing costs.

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

Future Capital Requirements

As of December 31, 2012, we had $5.4 million in cash, availability under the Credit Agreement of $39.8 million and total working capital of $110.6 million. As of December 31, 2012, our current liabilities totaled $39.9 million. We expect to fund our current working capital needs, interest payments and capital expenditures with cash on hand and cash generated from operations, supplemented by borrowings available under our current Credit Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.

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

Our Credit Agreement matures on January 23, 2014. We are in negotiations to extend or modify the existing Credit Agreement with our current lenders. We may also seek to obtain financing from other lenders. We can give no assurance that we will be able to enter into an agreement with terms as favorable as the current Credit Agreement, or if at all. If necessary, we may attempt to access equity and debt markets or to obtain new financing arrangements with new lenders or investors as alternative funding sources to restructure current debt. Any issuance of new equity could dilute current shareholders. Any new debt financing could be on terms less favorable than those of our existing financing and could subject us to new and additional covenants. Decisions by lenders and investors to enter into such transactions with the Company would depend upon a number of factors, such as the Company’s historical and projected financial performance, compliance with the terms of its current or future credit agreements, industry and market trends, internal policies of prospective lenders and investors, and the availability of capital. No assurance can be had that the Company would be successful in obtaining funds from alternative sources.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Acquisitions

As discussed in Note 2 to the financial statements, in 2012, we acquired 100% of the outstanding capital stock of Skyway Auto Parts, Inc., an auto dismantler located in Buffalo, New York; we acquired substantially all of the assets, including real property, of Bergen Auto Recycling LLC., an auto dismantler located in Bergen, New York; and we formed a joint venture to co-operate a new scrap recycling facility in Cleveland, Ohio. In 2011, we acquired 100% of the outstanding capital stock of Goodman Services, Inc., a Bradford, Pennsylvania-based full service recycling company with additional facilities in Jamestown, New York and Canton, Ohio. These acquisitions are consistent with our expansion strategy of penetrating geographically contiguous markets and benefiting from intercompany and operating synergies that are available through consolidation. We will continue to seek opportunities to acquire smaller tuck-in operations on terms we deem favorable.

Capital Expenditures

For the year ended December 31, 2012, we continued to make significant investments in our operations and expended $23.2 million on capital improvements and equipment. Our additions in 2012 included the purchase of the land and building and made significant additions to the facility where our Texas PGM recycling facility operates in order to expand the operation into the traditional scrap metal market for a total of $3.7 million. We completed the Buffalo, New York shredder facility and added related support equipment totaling $4.3 million. We also refurbished our shredder and made site improvements to our facility in Youngstown Ohio at a cost of $4.2 million. For the year ended December 31, 2011, the Company expended $26.2 million for capital improvements and equipment. The most significant expenditure was for the purchase of a 44-acre parcel of land, including a 177,500-square-foot building, in suburban Buffalo and related costs to install an indoor scrap metal shredder at the site. The Company has concluded two years of expansion capital expenditure spending and management anticipates significant reductions in capital expenditures for 2013.

Contingencies

We are involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

Three of our subsidiaries have been named in preference actions filed in the pending bankruptcies of RG Steel, LLC, and its affiliates. Certain subsidiaries of ours are also unsecured creditors of RG Steel, LLC, and its affiliates and have claims for payment pending against the debtors. These debtor claims are carried on our balance sheet at expected recoverable values. We believe we have substantial defenses to a significant portion of the preference claims against us. We have recorded a reserve of $551,000 in current liabilities for what we believe is our exposure against potential liability, however, we can give no assurance that the amount will not increase.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2012, $40.1 million of our outstanding debt consisted of variable rate borrowings pursuant to the Credit Agreement with JPMorgan Chase Bank, N.A. Borrowings under the Credit Agreement bear interest at either, the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings at December 31, 2012 were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $401,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of December 31, 2012.

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

Risk from Common Stock market price

We are exposed to risks associated with the market price of our own common stock. In connection with certain financings, we have issued warrants that can be “put” to us upon a change of control. We are required to use the value of our common stock as an input variable to determine the fair value of the liability associated with the put warrant. Fluctuations in the market price of our common stock have an effect on the liability. For example, if the price of our common stock was $1.00 higher as of December 31, 2012, the put warrant liability would increase by $20,000.

Item 8.    Financial Statements and Supplementary Data

The financial statements data required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal control over financial reporting and therefore concluded that our disclosure controls and procedures were not effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting.”

The attestation report called for by Item 308(b) of Regulation S-K is included herein as “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

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

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based on this evaluation, our management identified a material weakness in our internal control over financial reporting and has therefore concluded that our internal control over financial reporting was not effective as of December 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As part of our 2012 annual goodwill impairment assessment, we originally estimated the value of our reporting units using a discounted cash flow model in which we applied a discount rate that was more applicable to an enterprise valuation of each reporting unit. However, our models were designed to compute an equity value of our reporting units. The corrected use of an equity valuation discount rate is reflected in our final goodwill impairment assessment as reflected in the accompanying consolidated financial statements.

We intend to remediate this material weakness by subjecting our use of a discount rate in future fair value determinations to additional review and specific approval by our Chief Financial Officer and by an independent valuation firm.

Other than the deficiency described above, we are not aware of any material weakness impacting the effectiveness of our internal control over financial reporting.

Our independent registered public accounting firm, CohnReznick LLP audited our internal control over financial reporting as of December 31, 2012. CohnReznick’s report dated March 14, 2013 expressed an adverse opinion on our internal control over financial reporting and is included in this Item 9A.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders

Metalico, Inc.

We have audited Metalico, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Intemal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

As part of its 2012 annual goodwill impairment assessment, the Company originally estimated the value of its reporting units using a discounted cash flow model in which they applied a discount rate that was more applicable to an enterprise valuation of each of its reporting units. However, the original models were designed to compute an equity value of each of the reporting units.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our audit report dated March 14, 2013 on those financial statements

In our opinion, as specifically described above, the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/    CohnReznick LLP

Roseland, New Jersey

March 14, 2013

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Information required under this item is incorporated by reference from sections entitled “Proposal 1 — Election of Directors,” “Directors and Executive Officers,” “Board Committees,” “Compensation Committee Interlocks and Insider Participation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement, which will be filed with the SEC before April 30, 2013.

Item 11.    Executive Compensation

Information required under this item is incorporated by reference from sections entitled “Executive Compensation” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Employment Agreements,” “Executive Bonus Plan,” “1997 Long-Term Incentive Plan”, “2006 Long-Term Incentive Plan”, “Compensation Committee Report,” “Director Compensation,” and “Shareholder Performance” in our definitive proxy statement, which will be filed with the SEC before April 30, 2013.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement, which will be filed with the SEC before April 30, 2013.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

Information required under this item is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” in our definitive proxy statement, which will be filed with the SEC before April 30, 2013.

Item 14.    Principal Accounting Fees and Services

Information required under this item is incorporated by reference from the section entitled “Audit and Non-Audit Fees” in our definitive proxy statement, which will be filed with the SEC before April 30, 2013.

Item 15.    Financial Statements and Exhibits

(a)	FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

(b)	EXHIBITS

The following exhibits are filed as part of this Form 10-K:

3.1	Fourth Amended and Restated Certificate of Incorporation of Metalico, Inc.; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2008 Annual Meeting of Stockholders filed May 15, 2008 and incorporated herein by reference

3.2	Third Amended and Restated Bylaws of Metalico, Inc.; previously filed as Exhibit 3.2 to Current Report on Form 8-K filed November 3, 2005 and incorporated herein by reference

4.1	Specimen Common Stock Certificate; previously filed as Exhibit 4.1 to Form 10 filed December 20, 2004 and incorporated herein by reference

10.7*	Metalico, Inc. 1997 Long-Term Incentive Plan; previously filed as Exhibit 10.7 to Form 10 filed December 20, 2004 and incorporated herein by reference

10.8*	Metalico, Inc. Executive Bonus Plan; previously filed as Exhibit 10.8 to Form 10 filed December 20, 2004 and incorporated herein by reference

10.9	Credit Agreement, dated as of February 26, 2010 but entered into March 2, 2010, by and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers and guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto; previously filed as Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2010 and incorporated herein by reference

10.10	Second Amendment dated January 27, 2011 to Credit Agreement dated as of February 26, 2010 between and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers or guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto; previously filed as Exhibit 10.10 to Form 10-K filed March 15, 2010 and incorporated herein by reference

10.11	Fifth Amendment dated February 27, 2012 to Credit Agreement dated as of February 26, 2010 between and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers or guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto; previously filed as Exhibit 10.11 to Form 10-K filed March 14, 2012 and incorporated herein by reference.

10.12	Sixth Amendment dated November 6, 2012 to Credit Agreement dated as of February 26, 2010 between and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers or guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto; previously filed as Exhibit 10.12 to Form 10-Q filed November 9, 2012 and incorporated herein by reference

10.13	Equipment Financing Agreement dated December 12, 2011 as amended by Amendment No. 1 dated February 17, 2012 between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.13 to Form 10-K filed March 14, 2012 and incorporated herein by reference.

10.14	Eighth Amendment dated March 6, 2013 to Credit Agreement dated as of February 26, 2010 between and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers or guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto; previously filed as Exhibit 10.14 to Current Report on Form 8-K filed March 11, 2013 and incorporated herein by reference

10.16*	Form of Employee Deferred Stock Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.16 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference

10.18*	Metalico 2006 Long-Term Incentive Plan; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2006 Annual Meeting of Stockholders filed April 13, 2006 and incorporated herein by reference

10.19*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.19 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference

10.20*	Form of Employee Restricted Stock Grant Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference

10.21	Securities Purchase Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference

10.22	Registration Rights Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference

10.23	Form of Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co. (“AgriFuel”), the purchasers of AgriFuel stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference

10.24	Form of Amendment No. 1 dated August 22, 2007 to Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co., nka Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.25	Form of Series B Stock Subscription Agreement and Stockholder Agreement dated August 22, 2007 among Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.26	Form of Subscription and Investment Agreement (Series C) dated May 15, 2008 among Beacon Energy Corp., the investors identified therein, and Metalico, Inc.; previously filed as Exhibit 10.26 to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference

10.28	Securities Purchase Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference

10.29	Registration Rights Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference

10.30	Form of Senior Unsecured Convertible Note issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.3 to Current Report on Form 8-K filed May 5, 2008 and incorporated herein by reference

10.31	Form of Common Stock Purchase Warrant issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.4 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference

10.32	Amendment No. 2 dated November 6, 2012 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.32 to Form 10-Q filed November 9, 2012 and incorporated herein by reference

10.33	Amendment No. 3 dated March 6, 2013 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.33 to Current Report on Form 8-K filed March 11, 2013 and incorporated herein by reference

14.1	Code of Business Conduct and Ethics, available on the Company’s website (www.metalico.com) and incorporated herein by reference

21.1	List of Subsidiaries of Metalico, Inc

23.1	Consent of CohnReznick LLP

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)

By:	/S/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CARLOS E. AGÜERO Carlos E. Agüero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	March 14, 2013

/S/ KEVIN WHALEN Kevin Whalen	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2013

/S/ MICHAEL J. DRURY Michael J. Drury	Executive Vice President and Chief Operating Officer and Director	March 14, 2013

/S/ BRET R. MAXWELL Bret R. Maxwell	Director	March 14, 2013

/S/ PAUL A. GARRETT Paul A. Garrett	Director	March 14, 2013

/S/ SEAN P. DUFFY Sean P. Duffy	Director	March 14, 2013

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Metalico, Inc.

We have audited the consolidated balance sheets of Metalico, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2012. Metalico, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalico, Inc. and Subsidiaries as of December 31, 2012 and 2011, and their results of operations and cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2013, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ CohnReznick LLP

Roseland, New Jersey

March 14, 2013

Metalico, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
	($ thousands)
ASSETS
Current Assets
Cash	$5,418	$5,932
Trade receivables, less allowance for doubtful accounts 2012 — $572; 2011 — $829	59,067	50,965
Inventories	74,947	85,659
Prepaid expenses and other current assets	5,398	5,250
Income taxes receivable	3,656	3,938
Deferred income taxes	2,010	2,345

Total current assets	150,496	154,089
Property and equipment, net	101,580	91,361
Goodwill	54,773	73,548
Other intangibles, net	40,920	40,228
Other assets, net	4,209	5,667

Total assets	$351,978	$364,893

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$7,887	$5,963
Current maturities of other long-term debt	5,249	6,687
Accounts payable	21,185	22,040
Accrued expenses and other current liabilities	5,604	4,160

Total current liabilities	39,925	38,850

Long-Term Liabilities
Senior unsecured convertible notes payable	67,927	75,074
Other long-term debt, less current maturities	49,325	41,030
Deferred income taxes	11,646	15,918
Accrued expenses and other long-term liabilities	1,480	2,119

Total long-term liabilities	130,378	134,141

Total liabilities	170,303	172,991

Commitments and Contingencies (Notes 15 and 16)
Equity
Common stock	48	47
Additional paid-in capital	184,111	182,379
Retained (deficit) earnings	(3,201)	9,910
Accumulated other comprehensive loss	(449)	(434)

Total Metalico Inc and Subsidiaries equity	180,509	191,902
Noncontrolling interest	1,166	—

Total equity	181,675	191,902

Total liabilities and equity	$351,978	$364,893

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	($ thousands, except share data)
Revenue	$573,643	$660,907	$553,253

Costs and expenses
Operating expenses	523,684	584,685	477,066
Selling, general and administrative expenses	29,473	29,040	26,482
Depreciation and amortization	17,344	14,610	13,728
Impairment charges	19,601	—	—
Gain on insurance recovery	(1,297)	—	(513)

	588,805	628,335	516,763

Operating (loss) income	(15,162)	32,572	36,490

Financial and other income (expense)
Interest expense	(9,083)	(9,358)	(9,837)
Gain on settlement	4,558	—	—
Accelerated amortization and other costs related to refinancing of senior debt	—	—	(3,046)
Financial instruments fair value adjustment	196	3,586	(496)
Equity in income (loss) of unconsolidated investee	11	(46)	28
Gain on debt extinguishment	63	243	101
Other income	21	142	10

	(4,234)	(5,433)	(13,240)

(Loss) income from continuing operations before (benefit) provision for income taxes	(19,396)	27,139	23,250
(Benefit) provision for federal and state income taxes	(6,251)	9,719	9,779

(Loss) income from continuing operations	(13,145)	17,420	13,471
Discontinued operations:
Loss from discontinued operations less applicable credit for income taxes of $6	—	—	(9)

Consolidated net (loss) income	(13,145)	17,420	13,462
Net loss attributable to noncontrolling interest	34	—	—

Net (loss) income attributable to Metalico, Inc.	$(13,111)	$17,420	$13,462

(Loss) earnings per share:
Basic:
(Loss) income from continuing operations	$(0.28)	$0.37	$0.29
Loss from discontinued operations	—	—	—

Net (loss) income	$(0.28)	$0.37	$0.29

Diluted:
(Loss) income from continuing operations	$(0.28)	$0.37	$0.29
Loss from discontinued operations	—	—	—

Net (loss) income	$(0.28)	$0.37	$0.29

See Notes to Consolidated Financial Statements.

METALICO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	($ thousands, except share data)
Net (loss) income	$(13,111)	$17,420	$13,462
Other comprehensive (loss) income, net of tax	(15)	(119)	394

Comprehensive (loss) income	$(13,126)	$17,301	$13,856

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2012, 2011 and 2010

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
	($ thousands)
Balance January 1, 2010	$46	$171,892	$(20,972)	$(709)	$—	$150,257
Issuance of 127,820 shares of common stock in exchange for options exercised	—	407	—	—	—	407
Stock based compensation expense, net of deferred tax benefit of $44	—	2,795	—	—	—	2,795
Net income	—	—	13,462	—	—	13,462
Other comprehensive income, net of deferred tax expense of $212	—	—	—	394	—	394

Balance December 31, 2010	46	175,094	(7,510)	(315)	—	167,315
Issuance of 782,763 shares of common stock for business acquisition, net of issuance costs	1	4,628	—	—	—	4,629
Issuance of 109,906 shares of common stock in exchange for options exercised	—	542	—	—	—	542
Stock based compensation expense, net of deferred tax benefit of $58	—	2,115	—	—	—	2,115
Net income	—	—	17,420	—	—	17,420
Other comprehensive loss, net of deferred tax benefit of $63	—	—	—	(119)	—	(119)

Balance December 31, 2011	47	182,379	9,910	(434)	—	191,902
Issuance of 9,528 shares of common stock in exchange for options exercised	—	36	—	—	—	36
Issuance of 111,791 shares of common stock on deferred stock vesting, net of tax withholding repurchase	1	(56)	—	—	—	(55)
Stock based compensation expense, net of deferred tax benefit of $25	—	1,652	—	—	—	1,652
Issuance of 67,568 shares of common stock for investment in joint venture	—	100	—	—	—	100
Contributions from noncontrolling interest	—	—	—	—	1,200	1,200
Net loss	—	—	(13,111)	—	(34)	(13,145)
Other comprehensive loss, net of deferred tax benefit of $9	—	—	—	(15)	—	(15)

Balance December 31, 2012	$48	$184,111	$(3,201)	$(449)	$1,166	$181,675

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	($ thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(13,145)	$17,420	$13,462
Adjustments to reconcile consolidated net (loss) income to net cash provided by (used in) operating activities:
Depreciation	14,264	12,175	11,021
Amortization	3,811	3,523	3,500
Amortization of note payable and put option discounts	56	65	67
Provision for doubtful accounts receivable and loss on vendor advances	2,283	237	370
Deferred income tax provision (benefit)	(6,371)	8,069	2,732
Net gain on sale and disposal of property and equipment	(1,035)	(265)	(537)
Non-cash gain on settlement	(1,017)	—	—
Impairment charges	19,601	—	—
Gain on debt extinguishment	(63)	(243)	(101)
Equity in loss (income) of unconsolidated investee	(11)	46	(28)
Financial instruments fair value adjustment	(196)	(3,586)	496
Compensation expense on restricted stock and stock options issued	1,652	2,115	2,795
Excess tax benefit from stock-based compensation	94	59	44
Deferred financing costs expensed	—	—	2,107
Other non-cash items	35	—	—
Change in assets and liabilities, net of business acquisitions:
(Increase) decrease in:
Trade receivables	(9,969)	6,651	(24,320)
Inventories	11,347	(10,995)	(20,873)
Prepaid expenses and other current assets	1,807	(1,670)	2,490
Increase (decrease) in:
Accounts payable, accrued expenses and income taxes receivable	(761)	(608)	1,576

Net cash provided by (used in) operating activities	22,382	32,993	(5,199)

Cash Flows from Investing Activities
Proceeds from insurance recovery and sale of property and equipment	1,356	578	646
Purchase of property and equipment	(23,195)	(26,196)	(5,449)
(Increase) decrease in other assets	534	(455)	220
Investment in unconsolidated investee	—	—	(350)
Cash paid for business acquisitions, less cash acquired	(2,627)	(1,844)	—

Net cash used in investing activities	(23,932)	(27,917)	(4,933)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	9,618	(5,437)	4,623
Proceeds from other borrowings	6,070	13,049	9,452
Principal payments on other borrowings	(14,099)	(10,516)	(4,498)
Proceeds from issuance of common stock on exercised options	36	542	407
Excess tax benefit from stock-based compensation	(25)	(59)	(44)
Debt-issuance costs paid	(564)	(196)	(1,273)

Net cash provided by (used in) financing activities	1,036	(2,617)	8,667

Net (decrease) increase in cash	(514)	2,459	(1,465)
Cash:
Beginning of year	5,932	3,473	4,938

End of year	$5,418	$5,932	$3,473

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

($ thousands, except per share data)

Note 1.    Nature of Business and Summary of Significant Accounting Policies

Nature of business:    Metalico Inc. and subsidiaries (the “Company”) operates in three distinct business segments: (a) ferrous and non-ferrous scrap metal recycling (“Scrap Metal Recycling”), (b) platinum group and minor metals recycling (“PGM and Minor Metals Recycling”), and (c) lead metal product fabricating (“Lead Fabricating”). At December 31, 2012, the Company’s operating facilities included twenty-three scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, six PGM and Minor Metal Recycling facilities and four lead product manufacturing and fabricating plants. The Company markets a majority of its products domestically but maintains several international customers.

Liquidity and risk: The Company expects to fund current working capital needs, interest payments and capital expenditures through December 31, 2013, with cash on hand and cash generated from operations, supplemented by borrowings available under the current Credit Agreement and potentially available elsewhere, such as vendor financing or other equipment lines of credit. The Company’s senior credit agreement matures on January 24, 2014. Under the Fifth Amendment to the credit agreement, the maturity date will be extended to February 17, 2016, if the aggregate outstanding principal balance of the Company’s 7% Convertible Notes is not more than $15,000 as of December 31, 2013 and certain availability tests are met. At December 31, 2012, the outstanding convertible notes principal balance was $68,810. The Company cannot guarantee it will be able to reduce the outstanding convertible note balance below $15,000 by December 31, 2013. Additionally, the convertible notes contain an optional repurchase right exercisable by the note holders that becomes effective on May 1, 2014. Should the note holders exercise their rights, the current senior credit agreement does not provide sufficient liquidity to repurchase the convertible notes. The Company is working with its existing lenders, as well as others, to obtain new credit facilities that will provide adequate liquidity beyond the maturity of the current senior credit agreement. No assurance can be provided that the Company will be able to enter into a new credit agreement or that the terms of a new agreement will be as favorable as the terms of the current agreement. The Company is also considering financing alternatives to provide for the repurchase of the convertible notes prior to or at the time of exercise. These alternatives may include a new larger credit facility or they may seek to access the capital markets with a new debt or equity offering. No assurance can be given that the Company will be able to secure the financing to redeem the convertible notes.

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

Property and equipment:    Property and equipment are stated at cost. Depreciation, less estimated salvage value, is provided on a straight-line basis, over the estimated service lives of the respective classes of property and equipment ranging between 3 and 10 years for office furniture and fixtures, 3 and 10 years for vehicles, 2 and 20 years for machinery and equipment and 3 and 39 years for buildings and improvements.

Goodwill:    The Company records as goodwill the excess of the purchase price over the fair value of identifiable net assets acquired. Accounting Standards Codification (“ASC”) prescribes a two-step process for impairment testing of goodwill, which is performed at least annually, or when the Company has determined that an event triggering impairment may have occurred. The first step tests for impairment by comparing the estimated fair value of each reporting unit to its carrying value. The fair values of the reporting units are estimated by discounted cash flows produced by a 5 year forecast. Forecasts of future cash flows are based on the Company’s best estimate of future net sales and operating expenses. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and its carrying value. The Company performs its annual analysis as of December 31 of each fiscal year.

Other intangible and other assets:    Covenants not to compete are amortized on a straight-line basis over the terms of the agreements, not exceeding 5 years. Debt issue costs are amortized over the average term of the related credit agreement using the effective interest method. Supplier lists are amortized on a straight-line basis not to exceed 20 years and trademarks and know-how have indefinite lives.

Impairment of long-lived assets:    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of definite-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated discounted fair value of the asset. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell. Indefinite-lived assets are tested for impairment annually or when impairment is suspected by a comparison of the carrying amount of the asset to the net present value of future cash flows expected to be generated by the asset.

Equity method of accounting:    The Company accounts for its unconsolidated investees using the equity method of accounting. Under the equity method, the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition, less distributions received since acquisition. Equity in the losses of the unconsolidated investee is recognized according to the Company’s percentage ownership in the unconsolidated investee until the Company contributed capital has been fully depleted. Reserves are provided where management determines that the investment or equity in earnings is not realizable. Changes in equity in undistributed earnings or losses since acquisition are reflected in financial and other income (expense) in the statements of operations.

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

Revenue recognition:    Revenue from product sales is recognized as goods are shipped, which generally is when title transfers and the risks and rewards of ownership have passed to customers, based on free on board (“FOB”) terms. Brokerage sales are recognized upon receipt of materials by the customer and reported net of costs in product sales. Historically, there have been very few sales returns and adjustments in excess of reserves for such instances that would impact the ultimate collection of revenues; therefore, no material provisions have been made when a sale is recognized.

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

Stock-based compensation:    For employee stock options, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method and recognizes that expense over the service period for awards expected to vest. The fair value of restricted stock awards is determined based on the number of shares granted and the average of the high and low quoted market price of the Company’s common stock on the date of grant. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Note 2.    Business Acquisitions

Business acquisition (scrap metal recycling segment):    On December 6, 2012, the Company, through its Metalico Rochester subsidiary, acquired substantially all of the assets, including real property, of Bergen Auto Recycling LLC., an auto dismantler located in Bergen, New York. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby in suburban Buffalo. The purchase price was paid using cash provided under the Company’s credit agreement. The Company also assumed a mortgage secured by the real property in the amount of $373. The financial statements include a purchase price allocation which included a non-compete agreement valued at $42 and $123 of goodwill. The goodwill will be deductible for income tax purposes. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Joint Venture (scrap metal recycling segment):    On December 5, 2012, the Company formed a joint venture with JBI Scrap Processors, Inc. (“JBI”), a scrap metal recycling company in Cleveland, Ohio. The Company invested $1,200, comprised of $600 in cash and $600 in Company stock, issuable in six monthly $100 installments to the principals of JBI, for a 50.1% interest in the venture. The initial assets of the venture will consist of the heavy iron and steel ferrous scrap metal supplier list of JBI, valued at $1,200. The principal of JBI has entered into an employment agreement and will manage the day-to-day operations. The Company has deemed to have purchased the supplier list from JBI and contributed it to the joint venture in exchange for its member interest in the joint venture. The principal of JBI has entered into a non-compete covenant, also valued at $1,200 in exchange for its member interest in the joint venture.

Business acquisition (scrap metal recycling segment):    On February 29, 2012, the Company acquired 100% of the outstanding capital stock of Skyway Auto Parts, Inc., an auto dismantler located in Buffalo, New York. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby in suburban Buffalo. The purchase price was paid entirely in cash using a drawdown under the Company’s credit agreement. The financial statements include a purchase price allocation which resulted in $603 of goodwill. The goodwill will not be deductible for income tax purposes. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

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

Note 3.    Major Customer

Revenues for the years ended December 31, 2012, 2011 and 2010, includes net revenues to the following customer together with the trade receivables due from such customer as of December 31, 2012 and 2011. No other customer accounted for more than 10% of total revenues in any year presented.

	Net Revenues to Customer as a percentage of Total Revenues For the year ended December 31,			Trade Receivable Balance as of December 31,
	2012	2011	2010	2012	2011
Customer A (PGM and Minor Metals Recycling segment)	6.0%	17.3%	23.6%	$4,651	$2,335

Note 4.    Inventories

Inventories as of December 31, 2012 and 2011 were as follows:

	2012	2011
Raw materials	$7,832	$6,446
Work-in-process	8,791	3,406
Finished goods	7,141	9,456
Ferrous scrap metal	22,120	33,812
Non-ferrous scrap metal	29,063	32,539

	$74,947	$85,659

Note 5.    Property and Equipment

Property and equipment as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Land	$12,844	$10,930
Buildings and improvements	39,716	30,196
Office furniture, fixtures and equipment	2,253	2,119
Vehicles and machinery and equipment	109,837	100,396
Construction in progress	3,455	3,743

	168,105	147,384
Less accumulated depreciation	66,525	56,023

	$101,580	$91,361

For the year ended December 31, 2012 and 2011, the Company capitalized interest expense of $85 and $294, respectively related to facility construction projects.

Note 6.    Goodwill

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill is tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. The Company identified competitive pressures in sourcing PGM catalysts, its effect on gross margins and expectations of future cash flows as a triggering event with respect to its PGM reporting units which required an impairment analysis at September 30, 2012. The combination of these factors has resulted in a decline in forecasted cash flows, and therefore also in the fair value of the Company’s PGM reporting units resulting in a goodwill impairment charge of $12,030. At December 31, 2012, in its annual impairment test, the Company determined that the fair value of its Ohio and Pittsburgh scrap metal recycling reporting units, determined from discounted expected future cash flows, did not exceed their respective carrying values. This resulted in goodwill impairment charges of $3,494 for the Ohio reporting units and $3,674 for its Pittsburgh reporting unit. Additionally, the Company determined it would terminate its Ithaca, New York, joint venture agreement upon its expiration on April 1, 2013, resulting in an additional impairment charge of $303. The Company used primarily Level 3 inputs (as described in Note 22) to estimate the fair value of its PGM reporting units.

Changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2012 and 2011 were as follows:

	Scrap Metal Recycling	PGM and Minor Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
2012
Balance, beginning	$43,528	$24,652	$5,368	$—	$73,548
Acquired during the year	726	—	—	—	726
Impairment charges	(7,471)	(12,030)	—	—	(19,501)

Balance, ending	$36,783	$12,622	$5,368	$—	$54,773

2011
Balance, beginning	$39,585	$24,652	$5,368	$—	$69,605
Acquired during the year	3,943	—	—	—	3,943

Balance, ending	$43,528	$24,652	$5,368	$—	$73,548

Changes in the cumulative amount of impairment charges to goodwill, by segment, for the year ended December 31, 2012 were as follows:

	Scrap Metal Recycling	PGM and Minor Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
Balance, beginning	$13,036	$18,824	$4,400	$—	$36,260
Impairment charges	7,471	12,030	—	—	19,501

Balance, ending	$20,507	$30,854	$4,400	$—	$55,761

Adverse changes in general economic and market conditions and future volatility in the equity and credit markets could have further impact on the Company’s valuation of its reporting units and may require the Company to assess the carrying value of its remaining goodwill and other intangibles prior to normal annual testing dates.

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

Indefinite-lived assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. As described in Note 6, the Company identified a triggering event with respect to its PGM reporting units which required an impairment analysis at September 30, 2012 resulting in an impairment charge of $100 to the trade name of its Texas PGM reporting unit. During 2012 and 2011, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of December 31, 2012 and 2011 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount
2012
Covenants not-to-compete	$6,514	$(1,459)	$—	$5,055
Trademarks and tradenames	6,075	—	(100)	5,975
Supplier relationships	40,330	(10,837)	—	29,493
Know how	397	—	—	397

	$53,316	$(12,296)	$(100)	$40,920

2011
Covenants not-to-compete	$4,105	$(900)	$—	$3,205
Trademarks and tradenames	6,075	—	—	6,075
Supplier relationships	39,130	(8,579)	—	30,551
Know how	397	—	—	397

	$49,707	$(9,479)	$—	$40,228

The changes in the net carrying amount of amortized intangible and other assets by classifications for the years ended December 31, 2012 and 2011 were as follows:

	Covenants Not-to- Compete	Supplier Relationships	Patents and Databases
2012
Balance, beginning	$3,205	$30,551	$—
Acquisitions/additions	2,409	1,200	—
Amortization	(559)	(2,258)	—

Balance, ending	$5,055	$29,493	$—

2011
Balance, beginning	$1,190	$31,178	$31
Acquisitions/additions	2,427	1,630	—
Amortization	(412)	(2,257)	(31)

Balance, ending	$3,205	$30,551	$—

Amortization expense recognized on all amortizable intangible assets totaled $2,817, $2,700 and $2,731 for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated aggregate amortization expense on amortizable intangible and other assets for each of the next five years and thereafter is as follows:

Years Ending December 31:	Amount
2013	$3,199
2014	3,060
2015	3,217
2016	3,172
2017	2,785
Thereafter	19,115

$34,548

Note 8.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2012 and 2011 consisted of the following:

	2012			2011
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental remediation costs	$157	$786	$943	$325	$1,138	$1,463
Payroll and employee benefits	937	543	1,480	1,294	606	1,900
Interest and bank fees	963	—	963	1,087	—	1,087
Customer obligations	954	—	954	265	—	265
Other	2,593	151	2,744	1,189	375	1,564

	$5,604	$1,480	$7,084	$4,160	$2,119	$6,279

Note 9.    Pledged Assets, Short-Term Debt, Long-Term Debt and Warrants

	2012	2011
Short-term debt as of December 31, 2012 and 2011 consisted of the following:
Revolving line-of-credit notes payable under secured credit facility to primary lender, terms as described below	$7,887	$5,963

Long-term debt, excluding senior unsecured convertible notes payable, as of December 31, 2012 and 2011 consisted of the following:
Senior debt:
Revolving line-of-credit payable under secured credit facility with primary lender, terms as described below	$31,546	$23,852
Term loan payable under secured credit facility, with primary lender, due in monthly principal installments of $222 plus interest at the lenders base rate plus a margin (an effective rate of 4.50% at December 31, 2012), maturing March 2013, collateralized by substantially all assets of the Company.	667	3,333
Note payable to bank, due in monthly installments of $110, including interest at 4.77%, maturing December 2022, collateralized by certain equipment	9,615	7,891
Note payable to bank, due in monthly installments of $3, including interest at 7.2%, remainder due April 2019, collateralized by real property	182	201
Note payable to bank, due in monthly installments of $6, including interest at 6.0%, due December 2017, collateralized by real property	373	—
Other, primarily equipment notes payable and capitalized leases for related equipment, interest from 0.0% to 12.4%, collateralized by certain equipment with due dates ranging from 2013 to 2017	7,895	7,065
Subordinated debt (subordinate to debt with primary lenders):
Note payable to selling shareholders in connection with business acquisition, due in monthly installments of approximately $20 plus interest at 5%, due December 2019, unsecured	1,187	1,325
Notes payable to selling shareholders in connection with business acquisition, due in quarterly installments of approximately $156 plus interest at 6.5%, due January 2016, unsecured	2,027	2,651
Non-compete obligations payable to individuals in connection with business acquisition, due in quarterly installments of $100 plus interest at 6.5%, unsecured	1,082	1,399

	54,574	47,717
Less current maturities	5,249	6,687

Long-term portion	$49,325	$41,030

On March 2, 2010, the Company entered into a Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. Through a series of amendments up to and including the Fifth Amendment (“Fifth Amendment”) dated February 17, 2012, the Credit Agreement, as amended, provides for senior secured credit facilities of approximately $113,000, including a $110,000 revolving line of credit (the “Revolver”) and $3,000 for the remaining balance of a machinery and equipment term loan facility. The Credit Agreement matures on January 23, 2014, however, under the Fifth Amendment, the maturity date will be extended to February 17, 2016, if the aggregate outstanding principal balance of the Company’s 7% Convertible Notes is not more than $15,000 as of December 31, 2013 and the Company meets certain availability tests. The Fifth Amendment also permits the Company, in its discretion, (i) to spend, subject to certain availability tests, up to $25,000 in the aggregate to redeem outstanding Convertible Notes, and (ii) to exchange equity for outstanding Convertible Notes.

As amended, the Revolver provides for revolving loans which, in the aggregate, cannot exceed the lesser of $110,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. The Revolver and remaining term loan each bear interest at the “Base Rate” (a rate determined by reference to the prime rate) plus .75% and 2%, respectively, or, at the Company’s election, the current LIBOR rate plus 2.75% (an effective rate of 3.16% as of December 31, 2012) for revolving loans and the current LIBOR rate plus 3.75% (an effective rate of 4.50% as of December 31, 2012) for term loans. Under the Credit Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum capital expenditures covenant. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for acquisitions, working capital, and general corporate purposes.

As of December 31, 2012, the Revolver had $39,792 available for borrowing and $2,294 utilized for outstanding letters of credit. The outstanding balance under the Credit Agreement at December 31, 2012 and 2011 was $40,100 and $33,148, respectively.

The Company was not in compliance with its Fixed Charge Coverage Ratio covenant as of September 30, 2012. On November 6, 2012, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement that retroactively suspended the Fixed Charge Coverage Ratio covenant for the period ended September 30, 2012 and for the future quarterly periods ending December 31, 2012 and March 31, 2013, replacing it with a non-cumulative, quarterly minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) covenant for the same periods. The Fixed Charge Coverage Ratio covenant, which requires a ratio in excess of 1:1 to 1, would resume with the quarterly reporting period ending June 30, 2013. The Sixth Amendment also required that from the effective date of the amendment through June 30, 2013, the Company shall not permit availability under the Credit Agreement to be less than $30,000 for any 5 consecutive days. The Sixth Amendment also imposed a maximum unfinanced cumulative Capital Expenditure limit of $3,300 for the period beginning October 1, 2012 through March 31, 2013. The existing annual Capital Expenditures covenant remains in effect. Interest rates and repayment terms were unaffected by the Sixth Amendment.

At December 31, 2012, the Company was not in compliance with the quarterly minimum EBITDA covenant established by the Sixth Amendment described above. On March 6, 2013, the Company entered into an Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. Changes to the Credit Agreement under a Seventh Amendment were immaterial. The Eighth Amendment retroactively reduced the minimum quarterly EBITDA covenant to $3,200 for the period ended December 31, 2012 and reduces the minimum quarterly EBITDA covenant for the quarterly period ending March 31, 2013 to $4.0 million. The Eighth Amendment also institutes a minimum quarterly EBITDA covenant for the quarterly period ending June 30, 2013 of $9.4 million and for the quarterly period ending September 30, 2013 of $9.6 million. The Fixed Charge Coverage Ratio covenant, which requires a ratio in excess of 1:1 to 1, will resume with the quarterly reporting period ending December 31, 2013. The Eighth Amendment also limits future unfinanced cumulative Capital Expenditures for the period beginning January 1, 2013 through September 30, 2013, to a maximum of $13,250 and shortened the period for unfinanced Capital Expenditures established under the Sixth Amendment to December 31, 2012. The $30,000 minimum availability requirement, instituted under the Sixth Amendment, will remain in effect. The existing annual Capital Expenditures covenant remains in effect. Interest rates and repayment terms were unaffected by the Eighth Amendment.

Listed below are the material debt covenants as prescribed by the Credit Agreement pursuant to the Eighth Amendment.

Minimum EBITDA — three month period ended on December 31, 2012 must not be less than covenant.

Covenant	$3,200
Actual	$3,481

Maximum Unfinanced Cumulative Capital Expenditures — Period beginning October 1, 2012 through December 31 2012, must not exceed covenant.

Covenant	$3,300
Actual	$2,834

Year 2012 Capital Expenditures — Year 2012 annual capital expenditures must not exceed covenant.

Covenant	$25,000
Actual	$23,579

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10,418. The Company used $6,585 to repay an additional term loan provided under the Second Amendment to the Credit Agreement. The loan is secured by the Buffalo, New York shredder and related equipment. The loan bears interest at a rate of 4.77% per annum and requires monthly payments of $110 and matures December 2021. The Equipment Finance Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lenders. The Company also notified First Niagara of the Fixed Charge Coverage Ratio non-compliance described above and on November 6, 2012, the Company and First Niagara entered into an amendment to the Equipment Finance Agreement adopting the covenant modifications prescribed by the Sixth and Amendment to the Credit Agreement and on March 6, 2013, the Company and First Niagara entered into an amendment adopting the covenant modifications prescribed by the Eighth Amendment. As of December 31, 2012 and December 31, 2011, the outstanding balance under the loan was $9,615 and $7,891, respectively.

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

Listed below is the material debt covenant as prescribed by the Notes. As of December 31, 2012, the Company was in compliance with such covenant.

Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed covenant.

Covenant	3.5 to 1.0
Actual	2.2 to 1.0

Convertible Note Exchanges

At various times during the year ended December 31, 2012, the Company repurchased an aggregate $7,300 in convertible notes, in cash for $6,820, using proceeds of the Revolver described above resulting in a gain of $63, net of $97 in unamortized warrant discount and $320 in unamortized deferred financing costs.

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

As of December 31, 2012 and 2011, the outstanding balance on the Notes was $67,927 (net of $883 in unamortized discount related to the original fair value of warrants issued with the Notes) and $75,074 (net of $1,036 unamortized discount), respectively.

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of December 31, 2012 are as follows:

Years ending December 31:	Amount
2013	$13,136
2014	104,601
2015	3,980
2016	2,495
2017	1,593
Thereafter	5,466

$131,271

Note 10.    Accumulated Other Comprehensive Loss

Information related to the components, net of tax, of other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 is as follows.

	2012	2011	2010
Change in funded status of defined benefit pension plan	$(15)	$(119)	$22
Adjustment for realized loss on interest rate swap	—	—	372

	$(15)	$(119)	$394

The components of accumulated other comprehensive loss, net of tax, as of December 31, 2012 and 2011 are as follows:

	2012	2011
Funded status of defined benefit pension plan	$(449)	$(434)

Note 11.    Capital Stock

Capital stock voting rights, par value, dividend features and authorized, issued and outstanding shares are summarized as follows as of December 31, 2012 and 2011:

	2012		2011
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Preferred stock, voting, $.001 par value	10,000,000	—	10,000,000	—
Common stock, voting, $.001 par value	100,000,000	47,656,784	100,000,000	47,467,897

Each outstanding share of common stock entitles the record holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are also entitled to dividends when and if declared by the Company’s Board of Directors.

The Board of Directors of Metalico, Inc. is authorized to issue preferred stock from time to time in one or more classes or series thereof, each such class or series to have voting powers (if any), conversion rights (if any), dividend rights, dividend rate, rights and terms of redemption, designations, preferences and relative, participating, optional or other special rights and privileges, and such qualifications, limitations or restrictions thereof, as shall be determined by the Board and stated and expressed in a resolution or resolutions of the Board providing for the issuance of such preferred stock. The Board is further authorized to increase (but not above the total number of authorized shares of the class) or decrease (but not below the number of shares of any such series then outstanding) the number of shares in any series, the number of which was fixed by it, subsequent to the issuance of shares of such series then outstanding, subject to the powers, preferences, and rights, and the qualifications, limitations, and restrictions of such preferred stock stated in the resolution of the Board originally fixing the number of shares of such series.

Stock Purchase Warrants:

In conjunction with the issuance of the Notes in May 2008, Note Purchasers were issued a total of 250,000 warrants for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The Company also issued warrants to purchase 1,169,231 shares of the Company’s common stock at an exercise price of $12.65 per share (subject to adjustment) with a term of six years in connection with a private placement of the Company’s common stock in March 2008. Both sets of warrants (the “Put Warrants”) provide that, in the event of a change of control, at the request of the holder delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the warrant from the requesting holder by paying the holder, within five (5) of such request (or, if later, on the effective date of the change of control), cash in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Put Warrant on the date of such change of control. At December 31, 2012, all 1,419,231 warrants were outstanding.

These warrants are accounted for as long-term liabilities and marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustments” in the statements of operations. At each balance sheet date, any change in the calculated fair market value of the warrant obligations must be recorded as additional expense or other income.

At December 31, 2012 and 2011, the estimated fair value of the liability related to the outstanding Put Warrants was $3 and $199, respectively. The change in fair value of the warrant liability resulted in income of $196 and $3,586 for the years ended December 31, 2012 and 2011, respectively, and expense of $496 for the year ended December 31, 2010. See Note 22 regarding fair value measurements. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.

Note 12.    Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Inventories	$2,569	$2,734
Accrued expenses	1,772	1,733
Accounts receivable	611	495
Intangible assets	1,799	—
Loss carryforwards for state purposes	3,634	3,198
Basis in subsidiary stock	2,717	2,707

	13,102	10,867
Less valuation allowance	(3,746)	(3,729)

	9,356	7,138

Deferred tax liabilities:
Property and equipment	(15,936)	(15,714)
Gain on debt extinguishment	(2,867)	(2,868)
Intangible assets	—	(2,105)
Prepaid expenses	(189)	(220)

	(18,992)	(20,907)

	$(9,636)	$(13,769)

The net change in the total valuation allowance was an increase of $17 and $233 in 2012 and 2011, respectively. The valuation allowance at December 31, 2012 was primarily related to state tax credits, state net operating loss carryforwards, and certain investments that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2012. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2012, the Company has net operating loss carryforwards for state income tax purposes of $56,998 which will expire, if unused, in 2012 through 2032. $5,523 will expire in 2012, $11,778 will expire between 2013 and 2015, and $39,697 will begin to expire after 2015.

At December 31, 2012, the Company has credit carryforwards for state income tax purposes of $2,574 which $1,249 will begin to expire in 2021 and $1,325 has an indefinite life.

The provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	2012	2011	2010
Continuing operations:
Current — Federal	$(2,800)	$1,050	$6,525
Current — State	672	513	625

Total Current	(2,128)	1,563	7,150

Deferred — Federal	(3,321)	7,364	2,161
Deferred — State	(802)	792	468

Total Deferred	(4,123)	8,156	2,629

Total tax expense (benefit)	$(6,251)	$9,719	$9,779

The income tax (benefit) provision attributable to income from continuing operations differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income (loss) from continuing operations for the years ended December 31, 2012, 2011 and 2010, due to the following:

	2012	2011	2010
Computed statutory tax (credit) expense	$(6,789)	$9,499	$8,134
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	(170)	755	450
Fair market value adjustments	(69)	(1,255)	183
Stock based payment adjustments	262	539	644
Non-deductible goodwill impairment	715	—	—
Non-deductible items	41	(121)	43
Change in valuation allowance	18	(194)	(300)
Change in uncertain tax positions	45	571	—
Other, net	(304)	(75)	625

	$(6,251)	$9,719	$9,779

The Company adopted the provisions included in ASC Subtopic 740-10 on January 1, 2009. No activity in unrecognized tax benefits occurred in the years ended December 31, 2010. A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the year ended December 31, 2012 and 2011 is as follows:

	2012	2011
Balance, January 1,	$352	$—
(Decrease) increase related to prior year tax positions	—	330
Increase to prior year tax positions	154	—
Increase related to current year tax positions	25	22
Settlements	(358)	—

Balance, December 31,	$173	$352

Included in the balance of total unrecognized tax benefits at December 31, 2012 are potential benefits of $113 that if recognized, would affect the effective rate on income from continuing operations.

The Company, including its domestic subsidiaries, files consolidated federal and state income tax returns. For years before 2007, the Company is no longer subject to federal or state income tax examinations. The New York Department of Revenue concluded their examination of the Company’s income tax returns for 2006 to 2009. The outcome of the New York audits did not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Internal Revenue Service concluded their examination of the Company’s income tax returns for 2008 and 2009 in 2012 and proposed no adjustments. The Company does not expect a significant change in the uncertain tax positions in the next twelve months.

Interest expense recognized related to uncertain tax positions amounted to $16 in 2012, $103 in 2011 and $0 in 2010, and penalties amounted to $31 in 2012, $116 in 2011 and $0 in 2010. Total accrued interest and penalties for the year ended December 31, 2012 was $47 and were included in income tax expense.

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

Stock Options

Under the terms of the 2006 Plan, officers, consultants and other employees may be granted awards to purchase common stock at exercise prices set on the date an award is granted and as determined by the Compensation Committee of the Board of Directors. Awards issued under the 2006 Plan generally vest ratably over three years and are exercisable for up to five years from the date of grant. The Company receives no monetary consideration for the granting of stock-based awards pursuant to the 2006 Plan. However, it receives the option price for each share issued to grantees upon the exercise of the options.

A summary of the status of the fixed stock option awards at December 31, 2012, 2011 and 2010, and changes during the years ended on those dates are as follows:

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,177,616	$7.30	2,350,993	$7.19	2,101,632	$7.74
Granted	60,000	4.27	87,500	5.91	602,000	3.79
Exercised	(9,528)	3.78	(109,906)	4.93	(127,820)	3.17
Expired	(465,703)	7.35	(150,971)	6.57	(224,819)	5.47

Outstanding at end of year	1,762,385	7.20	2,177,616	7.30	2,350,993	7.19

Exercisable at end of year	1,633,587 (a)	7.47	1,722,940	8.20	1,386,640	8.81
Weighted-average fair value per option granted during the year	$2.82		$4.15		$2.52
Stock-based compensation expense related to stock options recorded in selling, general and administrative expense	$999		$1,700		$2,292

(a)

As of December 31, 2012, there was $311 of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of options vested during the year ended December 31, 2012 was $893.

For the years ended December 31, 2012, 2011 and 2010, the fair value of each option award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants:

	2012	2011	2010
Weighted average risk-free interest rates (1):	1.04%	2.13%	1.59%
Weighted average expected life (in years) (2):	5.0	5.0	5.0
Weighted average expected volatility (3):	84%	84%	84%
Expected dividend yield:	—	—	—

(1)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

(2)	The expected life of stock options is estimated based on historical experience.

(3)	Expected volatility is based on the average of historical volatility determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.

	Aggregate Intrinsic Value As of and for the Year Ended December 31
	2012	2011	2010
Options outstanding	$—	$—	$2,525
Options exercisable	$—	$—	$723
Options exercised	$6	$97	$241

A further summary about awards outstanding at December 31, 2012, was as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in yrs)	Number Exercisable	Weighted- Average Remaining Contractual Life (in yrs)
$ 3.51	447,716	2.6	348,223	2.6
3.83	750	2.7	563	2.7
3.88	442,737	1.6	440,695	1.6
4.27	60,000	4.2	45,000	4.2
4.58	98,723	1.9	97,619	1.9
4.68	15,000	2.4	12,917	2.4
5.50	20,000	3.1	12,222	3.1
5.91	2,500	3.4	1,389	3.4
5.99	60,000	2.2	60,000	2.2
6.22	60,000	3.2	60,000	3.2
9.86	2,153	<1.0	2,153	<1.0
10.36	4,306	<1.0	4,306	<1.0
14.02	548,500	<1.0	548,500	<1.0

Total	1,762,385	1.7	1,633,587	1.7

Stock options outstanding that have vested, are expected to vest and are not expected to vest as of December 31, 2012 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in years
Vested	1,633,587	$7.47	1.7
Expected to vest	117,418	$3.78	2.8

	1,751,005	$7.22	1.7

Not expected to vest	11,380	$3.71	2.6

At December 31, 2012, there were no stock options with intrinsic value as the exercise prices were higher than the closing price of the Company’s common stock on December 31, 2012 of $1.96.

Deferred Stock

On December 7, 2012, the Company granted 303,000 shares of deferred common stock to employees with a fair value of $1.55 per share. On December 21, 2012, the Company granted 18,000 shares of deferred common stock to directors with a fair value of $1.97 per share. The combined 321,000 shares will vest and be issued annually over a three-year period. One-third of the granted shares will be issued to eligible grantees on each annual vesting date. The Company will recognize compensation expense ratably over the three year period. The first annual vesting date is December 1, 2013.

On April 19, 2011, the Company granted 247,800 shares of deferred common stock to employees with a fair value of $5.37 per share. The stock will vest and be issued annually over a three-year period. One-third of the granted shares will be issued to eligible employees on each annual vesting date. The Company will recognize compensation expense ratably over the three year period. The second annual vesting date is March 1, 2013. An additional 88,200 of restricted shares were granted in the year ended December 31, 2011 to four new management employees that vest quarterly over a three-year period from respective the date of hire.

A summary of the status of the fixed deferred stock awards at December 31, 2012, 2011 and 2010, and changes during the years ended on those dates is as follows:

	2012		2011		2010
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	312,175	$5.26	5,625	$4.78	152,065	$10.18
Stock awards granted	321,000	1.57	336,000	5.28	7,500	4.78
Stock awards cancelled\forfeited	(15,089)	5.02	(11,600)	5.37	(666)	10.52
Stock awards vested and issued	(134,696)	5.37	(17,850)	5.38	(153,274)	10.11

Outstanding at end of year	483,390	$2.79	312,175	$5.26	5,625	$4.78

Stock-based compensation expense related to stock awards recorded in selling, general and administrative expense	$653		$415		$503

As of December 31, 2012, there was $1,010 of unrecognized compensation costs related to non-vested stock awards that is expected to be recognized over a weighted-average period of 2.0 years.

Note 14.     Pension Plans

At December 31, 2012, the Company has two defined-contribution 401(k) pension plans, one for employees not covered by a collective bargaining agreement (Non-union), and one for employees at its Granite City, Illinois plant covered by a collective bargaining agreement (Union). The plans offer substantially all employees a choice to elect to make contributions pursuant to salary reduction agreements upon attaining certain age and length-of-service requirements. Under the Non-union plan, the Company may make matching contributions on behalf of the participants of the plan, not to exceed 100% of the amount of each participant’s elective salary deferral, up to a maximum percentage of a participant’s compensation as defined by the plan. Under the Union plan, and in accordance with its labor contract that covers the Company’s union employees at the Granite City, Illinois plant, Company contributions are required based on a specified rate per month. On March 18, 2009, the Company suspended its matching contributions to the Non-union 401(k) plan. During 2011, the Company re-instituted its matching contribution and matched participant contributions under the Non-union plan at 100% of participants elective salary deferrals, up to a maximum 2%. For the Union plan, the Company matched participant contributions up to the maximum required under the union collective bargaining agreement. The Non-union and Union plans also provide a profit sharing component where the Company can make a discretionary contribution to the plans, which is allocated based on the compensation of eligible employees. No profit sharing contributions were made for 2012, 2011 and 2010. Company matching and profit-sharing contributions are subject to vesting schedules, and forfeitures are applied to reduce Company contributions. Participants are immediately vested in their elective contributions. Combined 401(k) and pension expense for the years ended December 31, 2012, 2011 and 2010 was approximately $422, $290 and $161, respectively.

In connection with a 2004 business acquisition, the Company assumed plan sponsorship of a frozen defined benefit pension plan at the Granite City, Illinois plant covering substantially all hourly employees at such location. The Company uses a December 31 measurement date for the defined benefit pension plan.

Information relative to this defined benefit pension plan, as of and for the years indicated, is presented as follows:

Obligations and Funded Status

	2012	2011
Changes in benefit obligations:
Obligations at beginning of year	$1,199	$1,028
Interest cost	52	54
Actuarial loss	105	182
Benefits paid	(66)	(65)

Obligations at end of year	$1,290	$1,199

Changes in plan assets:
Fair value of assets at beginning of year	$625	$605
Actual return on assets	87	14
Company contributions	102	71
Benefits paid	(66)	(65)

Fair value of assets at end of year	$748	$625

Funded status (plan assets less than benefit obligations) at end of year	$(542)	$(574)

Amounts not yet recognized:
Unrecognized net loss	$746	$722

Accumulated benefit obligation	$1,290	$1,199

	2012	2011	2010
Components of Net Periodic Benefit Cost and Additional Information
Components of net periodic benefit cost:
Interest cost	$52	$54	$56
Expected return on plan assets	(44)	(42)	(39)
Amortization of actuarial loss	39	28	48

Net periodic benefit cost	$47	$40	$65

Additional information:
Unrecognized actuarial loss included in other comprehensive income, net of tax	$(15)	$(119)	$22
Assumptions
Weighted-average assumptions used in computing ending obligations:
Discount rate	3.75%	4.50%	5.30%
Rate of compensation increase	N/A	N/A	N/A
Weighted-average assumptions used in computing net cost:
Discount rate	4.5%	5.30%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.00%	7.00%	7.50%

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

Plan Assets

	Percentage of Plan Assets at December 31,
Asset Category	2012	2011
Equity securities	69%	61%
Debt securities	29%	38%
Other	2%	1%

Total	100%	100%

For the purposes of fair value measurement, all plan assets are considered to be Level 1, having quoted prices in active markets.

Cash Flows

The Company expects to contribute approximately $81 to its defined benefit pension plan in the year ended December 31, 2013.

The following benefit payments are expected to be paid:

Years Ending December 31:	Amount
2013	$81
2014	78
2015	80
2016	77
2017	76
Years 2018-2022	417

Note 15.     Lease Commitments

The Company leases administrative and operations space under non-cancelable operating lease agreements that expire between 2013 and 2018, and require various minimum annual rentals. In addition, certain leases also require the payment of property taxes, normal maintenance, and insurance on the properties. The Company also leases certain vehicles and equipment under non-cancelable operating lease agreements that expire between 2013 and 2021.

The approximate minimum rental commitment as of December 31, 2012, excluding executory costs, is due as follows:

Years Ending December 31:	Amount
2013	$1,447
2014	1,169
2015	1,070
2016	941
2017	623
Thereafter	1,481

$6,731

Total rental expense for the years ended December 31, 2012, 2011, and 2010, was $ 2,627, $2,689 and $2,124, respectively.

Note 16.     Other Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its former Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of December 31, 2012 and 2011, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $943 and $1,463, respectively. No further remediation is anticipated. Of the $943 accrued as of December 31, 2012, $157 is reported as a current liability and the remaining $786 is estimated to be paid as follows: $70 from 2014 through 2016, $75 from 2017 through 2018 and $641 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee, and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

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

Employee Matters

As of December 31, 2012, approximately 6% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Twenty-seven employees located at the Company’s Lead Fabricating facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. The agreement with the United Steelworkers of America expires on March 15, 2014. The agreement with the Joint Board expires on June 25, 2014.

Aggregate retirement plan contributions for union employees for the years ended December 31, 2012, 2011 and 2010 amounted to $102, $71 and $83, respectively.

Other Matters

Three of the Company’s subsidiaries have been named in preference actions filed in the pending bankruptcies of RG Steel, LLC, and its affiliates. Certain subsidiaries are also unsecured creditors of RG Steel, LLC, and its affiliates and have claims for payment pending against the debtors. The Company believes it has substantial defenses to a significant portion of the preference claims against it and has recorded a reserve of $551 in current liabilities for its exposure against potential liability.

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

On May 31, 2006, the Company sold substantially all of the lead smelting assets of GCR, in Tampa, Florida. It no longer conducts lead smelting and refining operations. The income (loss) from the GCR discontinued subsidiary, for the year ended December 31, 2010, consisted of the following:

2010
Revenue	$—
Costs and expenses	21

Operating loss	(21)
Other income	1

$(20)

During 2003, the Company’s Board of Directors approved a plan for the shutdown of operations and closure of its secondary lead smelting and refining plant in College Grove, Tennessee (Metalico-College Grove, Inc.).

The income from the Metalico-College Grove, Inc. discontinued subsidiary for the year ended December 31, 2010 consisted of the following:

2010
Revenue	$—
Costs and expenses	27

Operating loss	(27)
Other income	32

$5

On December 15, 2009, the Company sold the property on which the former secondary lead smelting and refining facility was located for $800. After closing costs, the Company recorded a gain of $320 on the sale.

Note 18.     Segment Reporting

The Company has defined three reportable segments: Scrap Metal Recycling, PGM and Minor Metals Recycling and Lead Fabricating. The reportable segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the years ended December 31, 2012, 2011 and 2010 for these reportable segments.

	Scrap Metal Recycling	PGM and Minor Metals Recycling	Lead Fabricating	Corporate and Other	Consolidated
2012
Revenues from external customers	$394,561	$112,669	$66,413	$—	$573,643
Operating (loss) income	(7,485)	(13,958)	6,221	60	(15,162)
Depreciation and amortization expense	14,161	1,373	1,732	78	17,344
Interest expense	6,558	1,938	6	581	9,083
Total assets	236,778	62,891	43,368	8,941	351,978
Capital expenditures on property and equipment, including accrued purchases	14,644	6,981	1,954	—	23,579
Acquired goodwill	726	—	—	—	726

2011
Revenues from external customers	$389,067	$199,248	$72,592	$—	$660,907
Operating income (loss)	23,664	7,414	2,241	(747)	32,572
Depreciation and amortization expense	12,020	1,134	1,386	70	14,610
Interest expense	6,403	2,428	134	393	9,358
Total assets	242,391	73,795	36,630	12,077	364,893
Capital expenditures on property and equipment, including accrued purchases	26,105	425	975	73	27,578
Acquired goodwill	3,943	—	—	—	3,943

2010
Revenues from external customers	$297,346	$190,545	$65,362	$—	$553,253
Operating income (loss)	24,130	11,446	1,110	(196)	36,490
Depreciation and amortization expense	10,880	1,118	1,691	39	13,728
Interest expense including accelerated amortization and other costs related to refinancing of senior debt	5,955	783	43	6,102	12,883
Total assets	201,931	73,457	41,414	11,705	328,507
Capital expenditures on property and equipment	4,048	513	757	131	5,449
Acquired goodwill	304	—	—	—	304

The Company’s revenue by product line or service for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	2012	2011	2010
Scrap Metal Recycling:
Ferrous metals	$216,569	$233,863	$163,984
Non-ferrous metals	173,862	149,378	130,135
Other scrap services	4,130	5,826	3,227

	394,561	389,067	297,346

PGM and Minor Metal Recycling:
Platinum group metals	62,645	150,998	159,667
Minor metals	50,024	48,250	30,878

	112,669	199,248	190,545
Lead Fabrication	66,413	72,592	65,362

	$573,643	$660,907	$553,253

Note 19.     Investment

The Company holds a non-controlling interest in Beacon Energy Holdings, Inc. (“Beacon”), a company organized to produce and market biofuels refined from waste vegetable oil, fats, and agricultural feedstocks. At December 31, 2012 and 2011, the carrying amount of the investment in was $0 due to historical losses and writedowns. The Company is not obligated to fund any of Beacon’s future losses. On February 8, 2011, Beacon completed a merger with Environmental Quality Management, Inc. (“EQM”) through the issuance of common shares to EQM. As a result, the Company’s ownership in Beacon was reduced to 5.9% and Beacon changed its name to “EQM Technologies & Energy, Inc.” The Company is a 5.5% holder of EQM Common stock at December 31, 2012.

Note 20.     Statements of Cash Flows Information

The Company (received refunds) made net cash payments for income taxes of approximately $(2,384), $4,283 and $2,149 (net of (payments) refunds $(891), $598 and $5,641) and for interest of approximately $8,189, $8,549 and $9,117 during the years ended December 31, 2012, 2011 and 2010, respectively.

The following describes the Company’s noncash investing and financing activities:

	2012	2011	2010
Issuance of common stock for business acquisition (see Note 2)	$100	$4,391	$—
Issuance of short and long-term debt for business acquisitions	—	4,964	—
Repayment of debt with new borrowings	—	6,585	44,109
Reduction of seller note payable on settlement of final working capital receivable	—	125	350
Accrued purchases of capital equipment and improvements	384	1,382	—
Trade-in allowances on new equipment purchases	276	87	593
Change in funded status of pension plan, net of deferred tax	15	119	(22)

Note 21.     Earnings (loss) Per Share

Following is information about the computation of the earnings (loss) per share (“EPS”) for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Loss from continuing operations	$(13,145)	47,552,901	$(0.28)

	Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations	$17,420	47,349,376	$0.37

Effect of Dilutive Securities
Non-vested restricted shares	—	3,190
Stock options	—	23,568

Diluted EPS
Income from continuing operations	$17,420	47,376,134	$0.37

	Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Income from continuing operations	$13,471	46,454,177	$0.29

As of December 31, 2012, there were 1,419,231 warrants, 1,762,385 options, 482,765 deferred shares and 4,914,990 shares issuable upon conversion of convertible notes excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. As of December 31, 2011, there were 1,083,764 options, 312,175 deferred shares, 1,419,231 warrants and 5,436,418 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

As of December 31, 2010, there were 1,156,095 options, 1,424,231 warrants and 5,793,605 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Note 22.     Fair Value Disclosure

Accounting Standard Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”) requires certain assets and liabilities to be recorded at fair value and clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Basis of Fair Value Measurement:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.

•	Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value:

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

The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of public trading market and the inability to currently obtain financing with similar terms in the current economic environment. The Notes contain an optional repurchase right exercisable by the Note Purchasers on each of June 30, 2014 and the eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes at par. The Notes are included in the balance sheet as of December 31, 2012 at $67,927 which is inclusive of unamortized discount of $883. The Notes are unsecured, bear interest at 7% per annum, payable in cash, and will mature in April 2028. However, due to the short-term nature of the repurchase right, the Company considers the reported value of the Notes also approximates fair value.

The majority of the Company’s non-financial instrument assets, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite lived intangible assets) such that a non-financial instrument asset is required to be evaluated for impairment, based upon a comparison of the non-financial instrument asset’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

The Company did not have any assets or liabilities measured at Level 1 or Level 2, or implement any changes in its valuation techniques as of and for the years ended December 31, 2012 and 2011. The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of:

	December 31, 2012
Liabilities	Level 1	Level 2	Level 3	Total
Put Warrants	—	—	$3	$3

	December 31, 2011
Liabilities	Level 1	Level 2	Level 3	Total
Put Warrants	—	—	$199	$199

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants:    The Company values put warrants using the Black-Scholes method. For the years ended December 31, 2012, 2011 and 2010, the average value per outstanding warrant listed below was estimated using the following input assumptions:

	2012	2011	2010
Fair value per outstanding warrant	$0.002	$0.14	$2.67
Market price per common share as of December 31	$1.96	$3.29	$5.88
Discount rate	0.25%	0.36%	1.52%
Average volatility factor	56.5%	58.2%	93.9%

ASC Topic 820 requires a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. For the years ended December 31, 2012 and 2011, there were no transfers in or out of Level 3. For these Level 3 assets, the reconciliation is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2012	Year Ended December 31, 2011
	Put Warrants	Put Warrants
Beginning balance	$199	$3,785
Total unrealized (gain) loss included in earnings	(196)	(3,586)

Ending balance	$3	$199

The amount of (gain) loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$(196)	$(3,586)

As of December 31, 2012, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

	December 31, 2012
Assets	Level 1	Level 2	Level 3	Total
Goodwill — Ohio Scrap Metal Recycling Reporting unit	—	—	$11,581	$11,581
Goodwill — PGM Reporting units	—	—	$8,762	$8,762

A reconciliation of the beginning and ending balances for assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Goodwill Scrap Metal Recycling Reporting Units
Beginning balance	$18,749
Total impairment charges included in earnings	7,168

Ending balance	$11,581

The amount of impairment charges for the period included in earnings attributable to the change in fair value relating to goodwill still held at the reporting date	$(7,168)

The Company uses an equity value approach to determine the fair values of its reporting units using a 5 year discounted cash flow model. A number of significant assumptions and estimates are used to forecast operating cash flows, including sales volumes, profit margins, tax rates, capital spending, discount rates, and working capital changes. Forecasts of operating and selling, general and administrative expenses are generally based on historical relationships of previous years. The forecasted cash flows are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. The Company used a discount rate of 13.47% derived from the sum of the following inputs (i) a risk free rate of return of 2.54%, based on the yield of the 20-year U.S Treasury note as of December 31, 2012 (ii) an equity risk premium, multiplied by an average market beta of market participants in the industry which Metalico operates, resulting in a rate of 7.04%, and (iii) a company size risk premium of 3.89%.

Note 23.     Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company believes that the impact of this standard will not have a material impact on its consolidated financial statements.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company believes that the impact of this standard will not have a material impact on its consolidated financial statements.