Form 10-Q
period 2013-03-31
METALICO INC
filed 2013-05-10
CIK 1048685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of Common stock, par value $.001, outstanding as of May 7, 2013: 47,955,006

METALICO, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2013 and December 31, 2012

	2013	2012
	(Unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$4,566	$5,418
Trade receivables, less allowance for doubtful accounts 2013 - $561; 2012 - $572	61,344	59,067
Inventories	69,214	74,947
Prepaid expenses and other current assets	6,539	5,398
Income taxes receivable	4,345	3,656
Deferred income taxes	2,010	2,010

Total current assets	148,018	150,496
Property and equipment, net	100,426	101,580
Goodwill	54,932	54,773
Other intangibles, net	40,117	40,920
Other assets, net	4,154	4,209

Total assets	$347,647	$351,978

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$36,101	$7,887
Current maturities of other long-term debt	4,615	5,249
Accounts payable	22,648	21,185
Accrued expenses and other current liabilities	5,328	5,604

Total current liabilities	68,692	39,925

Long-Term Liabilities
Senior unsecured convertible notes payable	67,940	67,927
Other long-term debt, less current maturities	16,823	49,325
Deferred income taxes	11,743	11,646
Accrued expenses and other long-term liabilities	1,470	1,480

Total long-term liabilities	97,976	130,378

Total liabilities	166,668	170,303

Commitments and Contingencies (Notes 11)
Equity
Common stock	48	48
Additional paid-in capital	184,647	184,111
Accumulated deficit	(4,380)	(3,201)
Accumulated other comprehensive loss	(449)	(449)

Total Metalico, Inc. and Subsidiaries equity	179,866	180,509
Noncontrolling interest	1,113	1,166

Total equity	180,979	181,675

Total liabilities and equity	$347,647	$351,978

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

	2013	2012
	(Unaudited)
	($ thousands, except per share data)
Revenue	$137,695	$164,085

Costs and expenses
Operating expenses	125,997	146,887
Selling, general, and administrative expenses	6,603	7,328
Depreciation and amortization	4,484	3,975

	137,084	158,190

Operating income	611	5,895

Financial and other income (expense)
Interest expense	(2,303)	(2,312)
Equity in income (loss) of unconsolidated investee	(71)	(10)
Gain on debt extinguishment	—	93
Financial instruments fair value adjustment	3	(152)
Other	4	14

	(2,367)	(2,367)

(Loss) income before income taxes	(1,756)	3,528
(Benefit) provision for federal and state income taxes	(524)	1,312

Consolidated net (loss) income	(1,232)	2,216
Net loss attributable to noncontrolling interest	53	—

Net (loss) income attributable to Metalico, Inc.	$(1,179)	$2,216

(Loss) earnings per common share:
Basic	$(0.02)	$0.05

Diluted	$(0.02)	$0.05

Weighted Average Common Shares Outstanding:
Basic	47,753,349	47,495,380

Diluted	47,753,349	47,496,755

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2013 and 2012

	2013	2012
	(Unaudited)
	($ thousands)
Net (loss) income	$(1,232)	$2,216
Other comprehensive income (loss), net of tax	—	—

Comprehensive (loss) income	$(1,232)	$2,216

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013 and 2012

	2013	2012
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(1,232)	$2,216
Adjustments to reconcile consolidated net (loss) income to net cash provided (used in) by operating activities:
Depreciation and amortization	4,740	4,213
Excess tax benefit from stock-based compensation	—	24
Equity in loss of unconsolidated investee	71	10
Compensation expense on restricted stock and stock options issued	342	417
Deferred income taxes	97	—
Gain on debt extinguishment	—	(93)
Net (gain) loss on sale and disposal of property and equipment	20	(2)
Financial instruments fair value adjustment	(3)	152
Other non-cash charges	—	14
Change in assets and liabilities, net of acquisitions:
Trade receivables	(2,277)	(26,590)
Inventories	5,737	11,176
Prepaid expenses and other current assets	(1,830)	3,412
Accounts payable, accrued expenses, and other liabilities	1,373	2,191

Net cash provided by (used in) operating activities	7,038	(2,860)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	65	3
Purchase of property and equipment	(2,055)	(6,762)
Cash paid for business acquisitions, less cash acquired	(700)	(1,500)
(Increase) decrease in other assets	(3)	72

Net cash used in investing activities	(2,693)	(8,187)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	(3,332)	11,970
Proceeds from other borrowings	279	3,654
Principal payments on other borrowings	(1,869)	(4,538)
Debt issuance costs paid	(275)	(400)
Excess tax benefit from stock-based compensation	—	(24)
Proceeds from issuance of common stock on exercised options	—	36

Net cash provided by (used in) financing activities	(5,197)	10,698

Net decrease in cash	(852)	(349)
Cash:
Beginning of period	5,418	5,932

End of period	$4,566	$5,583

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ thousands, except per share data)

(Unaudited)

Note 1 — General

Business

Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”) and (b) lead metal product fabricating (“Lead Fabricating”). Its operating facilities as of March 31, 2013 include twenty-nine scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, and four lead product manufacturing and fabricating plants. The Company markets a majority of its products domestically but maintains several international customers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of Metalico, Inc., a Delaware corporation, its wholly-owned subsidiaries, subsidiaries in which it has a controlling interest, consolidated entities in which it has made equity investments, or has other interests through which it has majority-voting control or it exercises the right to direct the activities that most significantly impact the entity’s performance. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries and other consolidated entities have been eliminated in consolidation. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the periods presented.

Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited balance sheet as of that date included in the Form 10-K

Liquidity and Risk

The Company expects to fund current working capital needs, interest payments and capital expenditures through December 31, 2013, with cash on hand and cash generated from operations, supplemented by borrowings available under the current Credit Agreement and potentially available elsewhere, such as vendor financing or other equipment lines of credit. The Company’s senior credit agreement matures on January 24, 2014. Under the Fifth Amendment to the credit agreement, the maturity date will be extended to February 17, 2016, if the aggregate outstanding principal balance of the Company’s 7% Convertible Notes is not more than $15,000 as of December 31, 2013 and certain availability tests are met. At March 31, 2013, the outstanding convertible notes principal balance was $68,810. The Company cannot guarantee it will be able to reduce the outstanding convertible note balance below $15,000 by December 31, 2013. Additionally, the convertible notes contain an optional repurchase right exercisable by the note holders that becomes effective on May 1, 2014. Should the note holders exercise their rights, the current senior credit agreement does not provide sufficient liquidity to repurchase the convertible notes. The Company is working with its existing lenders, as well as others, to obtain new credit facilities that will provide adequate liquidity beyond the maturity of the current senior credit agreement. No assurance can be provided that the Company will be able to enter into a new credit agreement or that the terms of a new agreement will be as favorable as the terms of the current agreement. The Company is also considering financing alternatives to provide for the repurchase of the convertible notes prior to or at the time of exercise. These alternatives may include a new larger credit facility or they may seek to access the capital markets with a new debt or equity offering. No assurance can be given that the Company will be able to secure the financing to redeem the convertible notes.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. Refer to Note 8 for the components of other comprehensive loss.

Note 2 — Business Acquisitions

Business acquisition (scrap metal recycling segment): On February 4, 2013, the Company, through its Metalico Pittsburgh subsidiary, acquired certain accounts, equipment and a lease of certain real property from Three Rivers Scrap Metal, Inc. to operate a scrap metal recycling facility in the Greater Pittsburgh area in north suburban Conway, Beaver County, Pennsylvania. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby on Neville Island in Pittsburgh. The purchase price was paid using cash provided under the Company’s credit agreement. The financial statements include a preliminary purchase price allocation which includes $159 of goodwill that will be deductible for income tax purposes. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

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

Joint Venture (scrap metal recycling segment): On December 5, 2012, the Company formed a joint venture with JBI Scrap Processors, Inc. (“JBI”), a scrap metal recycling company in Cleveland, Ohio. The Company invested $1,200, comprised of $600 in cash and $600 in Company stock for a 50.1% interest in the venture. The initial assets of the venture consist of the heavy iron and steel ferrous scrap metal supplier list of JBI, valued at $1,200. The principal of JBI has entered into an employment agreement and manages the day-to-day operations. The Company is deemed to have purchased the supplier list from JBI and contributed it to the joint venture in exchange for its member interest in the joint venture. The principal of JBI has additionally entered into a non-compete covenant, also valued at $1,200, in exchange for JBI’s membership interest in the joint venture. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

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

Note 3 — Inventories

Inventories as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Raw materials	$7,793	$7,832
Work-in-process	5,670	8,791
Finished goods	8,752	7,141
Ferrous scrap metal	19,897	22,120
Non-ferrous scrap metal	27,102	29,063

	$69,214	$74,947

Note 4 — Goodwill and Other Intangibles

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. No indicators of impairment were identified for the three months ended March 31, 2013. Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2013 were as follows:

	Scrap Metal Recycling	Lead Fabrication	Corporate and Other	Consolidated
December 31, 2012	$49,405	$5,368	$—	$54,773
Acquired during the period	159	—	—	159

March 31, 2013	$49,564	$5,368	$—	$54,932

The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At March 31, 2013, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of March 31, 2013 and December 31, 2012 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount
March 31, 2013

Covenants not-to-compete	$6,514	$(1,655)	$—	$4,859
Trademarks and tradenames	5,975	—	—	5,975
Supplier relationships	40,330	(11,444)	—	28,886
Know-how	397	—	—	397

	$53,216	$(13,099)	$—	$40,117

December 31, 2012

Covenants not-to-compete	$6,514	$(1,459)	$—	$5,055
Trademarks and tradenames	6,075	—	(100)	5,975
Supplier relationships	40,330	(10,837)	—	29,493
Know-how	397	—	—	397

	$53,316	$(12,296)	$(100)	$40,920

The changes in the net carrying amount of amortizable intangible assets by classifications for the three months ended March 31, 2013 were as follows:

	Covenants Not-to- Compete	Supplier Relationships
Balance, December 31, 2012	$5,055	$29,493
Acquisitions/additions	—	—
Amortization	(196)	(607)

Balance, March 31, 2013	$4,859	$28,886

Amortization expense on finite-lived intangible assets for the three months ended March 31, 2013 and 2012 was $803 and $674, respectively. Estimated aggregate amortization expense on amortized intangible assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2013	$2,396
2014	3,060
2015	3,217
2016	3,172
2017	2,785
Thereafter	19,115

$33,745

Note 5 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013			December 31, 2012
	Current	Long- Term	Total	Current	Long- Term	Total
Environmental remediation costs	$107	$786	$893	$157	$786	$943
Payroll and employee benefits	1,374	543	1,917	937	543	1,480
Interest and bank fees	951	—	951	963	—	963
Customer obligations	695	—	695	954	—	954
Other	2,201	141	2,342	2,593	151	2,744

	$5,328	$1,470	$6,798	$5,604	$1,480	$7,084

Note 6 — Stock Options and Stock-Based Compensation

Stock-based compensation expense was $342 and $417 for the three months ended March 31, 2013 and 2012, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.

The fair value of the stock options granted in the three months ended March 31, 2013 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. No options were granted during the three months ended March 31, 2012.

Black-Scholes Valuation Assumptions (1)	Three Months Ended March 31, 2013
Weighted average expected life (in years) (2)	5.0
Weighted average expected volatility (3)	81.57%
Weighted average risk free interest rates (4)	0.87%
Expected dividend yield	—

(1)	Forfeitures are estimated based on historical experience.
(2)	The expected life of stock options is estimated based on historical experience.
(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.
(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended March 31, 2013 were as follows:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	1,762,385	$7.20
Options granted	1,000	$1.91
Options exercised	—	—
Options forfeited or expired	(129,125)	$6.04

Options outstanding, end of period	1,634,260	$7.28

Options exercisable, end of period	1,568,144	$7.44

The weighted average remaining contractual term and the aggregate intrinsic value of both options outstanding and options exercisable as of March 31, 2013 was 1.4 years and $0, respectively. No options were exercised during the three months ended March 31, 2013. The total intrinsic value of stock options exercised during the three months ended March 31, 2012 was $6.

As of March 31, 2013, total unrecognized stock-based compensation expense related to stock options was $137, which is expected to be recognized over a weighted average period of 0.5 years.

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

On April 19, 2011, the Company granted 247,800 shares of deferred common stock to employees with a fair value of $5.37 per share. The stock will vest and be issued annually over a three-year period. One-third of the granted shares will be issued to eligible employees on each annual vesting date. The Company will recognize compensation expense ratably over the three year period. The second annual vesting date was March 1, 2013. An additional 88,200 of deferred shares were granted in the year ended December 31, 2011 to four new management employees that vest quarterly over a three-year period from respective the date of hire.

Changes in the Company’s deferred stock awards for the three months ended March 31, 2013 were as follows:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	483,390	$2.79
Stock awards cancelled\forfeited	(900)	$5.37
Stock awards vested and issued	(72,105)	$5.31

Outstanding at end of period	410,385	$2.34

As of March 31, 2013, total unrecognized stock-based compensation expense related to stock awards was $840, which is expected to be recognized over a weighted average period of 1.8 years.

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

As amended, the Revolver provides for revolving loans which, in the aggregate, cannot exceed the lesser of $110,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. The Revolver and remaining term loan each bear interest at the “Base Rate” (a rate determined by reference to the prime rate) plus .75% and 2%, respectively, or, at the Company’s election, the current LIBOR rate plus 2.75% (an effective rate of 3.11% as of March 31, 2013) for revolving loans. At March 31, 2013, the term loan outstanding under the Credit Agreement had been fully repaid. Under the Credit Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated

thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum capital expenditures covenant. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for acquisitions, working capital, and general corporate purposes.

On March 6, 2013, the Company entered into an Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. The Eighth Amendment retroactively reduced the minimum quarterly EBITDA covenant to $3,200 for the period ended December 31, 2012 and reduced the minimum quarterly EBITDA covenant for the quarterly period ended March 31, 2013 to $4,000. The Eighth Amendment also institutes a minimum quarterly EBITDA covenant for the quarterly period ending June 30, 2013 of $9,400 and for the quarterly period ending September 30, 2013 of $9,600. The Fixed Charge Coverage Ratio covenant, which requires a ratio in excess of 1:1 to 1, will resume with the quarterly reporting period ending December 31, 2013. The Eighth Amendment also limits future unfinanced cumulative Capital Expenditures for the period beginning January 1, 2013 through September 30, 2013, to a maximum of $13,250. Further, as instituted under a previous amendment, the Company shall not permit availability under the Credit Agreement to be less than $30,000 for any 5 consecutive days. The existing annual Capital Expenditures covenant remains in effect. Interest rates and repayment terms were unaffected by the Eighth Amendment.

As of March 31, 2013, the Revolver had $42,418 available for borrowing and $2,294 utilized for outstanding letters of credit. The outstanding balance under the Credit Agreement at March 31, 2013 and December 31, 2012 was $36,101 and $40,100, respectively. As the conditions described above to extend the Credit Facility past January 23, 2014 are not certain to be met, the entire outstanding balance as of March 31, 2013 is reflected as a current liability.

Listed below are the material debt covenants as prescribed by the Credit Agreement. As of March 31, 2013, the Company was in compliance with such covenants.

Minimum EBITDA — three month period ended on March 31, 2013 must not be less than covenant.

Covenant	$4,000
Actual	$5,423

Maximum Unfinanced Cumulative Capital Expenditures — Period beginning January 1 through September 30, 2013, must not exceed covenant.

Covenant	$13,250
Actual year to date	$1,776

Year 2013 Capital Expenditures — Year 2013 annual capital expenditures must not exceed covenant.

Covenant	$25,000
Actual year to date	$2,055

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10,418. The loan is secured by the Buffalo, New York shredder and related equipment. The loan bears interest at a rate of 4.77% per annum and requires monthly payments of $110 and matures December 2022. The Equipment Finance Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lenders. The Company notified First Niagara of its non-compliance with certain covenants under the Credit Agreement as of December 31, 2012 and on March 6, 2013, the Company and First Niagara entered into an amendment adopting the covenant modifications prescribed by the Eighth Amendment. As of March 31, 2013 and December 31, 2012, the outstanding balance under the First Niagara loan was $9,400 and $9,615, respectively.

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

Listed below is the material debt covenant as prescribed by the Notes. As of March 31, 2013, the Company was in compliance with such covenant.

Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed covenant,

Covenant	3.5 to 1.0
Actual	2.5 to 1.0

As of March 31, 2013 and December 31, 2012, the outstanding balance on the Notes was $67,940 and $67,927, respectively (net of $870 and $883, respectively in unamortized discount related to the original fair value of warrants issued with the Notes).

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of March 31, 2013, are as follows:

Twelve months ending March 31:	Amount
2014	$40,716
2015	73,060
2016	3,885
2017	2,021
2018	1,468
Thereafter	5,198

$126,348

The above table assumes that the Revolver will terminate on January 23, 2014 and that the Note Purchasers will elect to exercise their repurchase rights on June 30, 2014.

Note 8 — Stockholders’ Equity

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended March 31, 2013 is as follows:

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balance December 31, 2012	$48	$184,111	$(3,201)	$(449)	$1,166	$181,675
Net loss	—	—	(1,179)	—	(53)	(1,232)
Issuance of 65,232 shares of common stock on deferred stock vesting, net of tax withholding repurchase	—	(6)	—	—	—	(6)
Stock based compensation expense	—	342	—	—	—	342
Issuance of 100,433 shares of common stock for investment in joint venture	—	200	—	—	—	200

Balance March 31, 2013	$48	$184,647	$(4,380)	$(449)	$1,113	$180,979

Stock Purchase Warrants:

In connection with the Notes issued on May 1, 2008, the Company issued 250,000 Put Warrants. The Company also issued 1,169,231 Put Warrants in connection with the issuance of common stock on March 27, 2008. These warrants are free-standing financial instruments which, upon a change in control of the Company, may require the Company to repurchase the warrants at their then-current fair market value. Accordingly, the warrants are accounted for as long-term liabilities and marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustments” in the statements of income. The warrants expire 6 years from the date of issue.

At March 31, 2013 and December 31, 2012, the estimated fair value of warrants outstanding on those dates was $0 and $3, respectively. The change in fair value of the Put Warrants resulted in income of $3 for the three months ended March 31, 2013 and expense of $152 for the three months ended March 31, 2012.

The recorded liability as described above would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.

Accumulated Other Comprehensive Loss:

There were no additions to or reclassifications out of accumulated other comprehensive income loss attributable to the Company for the three months ended March 31, 2013 and 2012. The components of accumulated other comprehensive loss, net of tax benefit of $297, are as follows:

	March 31, 2013	December 31, 2012
Unrecognized actuarial losses of defined benefit pension plan	$(449)	$(449)

Note 9 — Statements of Cash Flows Information

The following describes the Company’s noncash investing and financing activities:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Issuance of common stock for business acquisitions (see Note 2)	$200	$—

The Company paid $2,081 and $2,139 in cash for interest expense in the three months ended March 31, 2013 and 2012, respectively. The Company received cash income tax refunds of $22 and made cash income tax payments of $91 in the three months ended March 31, 2013. For the three months ended March 31, 2012, the Company received cash income tax refunds of $3,059 and made cash income tax payments of $13.

Note 10 — Earnings Per Share

Basic (loss) earnings per share (“EPS”) is computed by dividing net (loss) income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of EPS for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net (loss) income attributable to Metalico, Inc.	$(1,179)	47,753,349	$(0.02)	$2,216	47,495,380	$0.05

Effect of Dilutive Securities
Deferred Stock	—	—		—	1,375
Stock options	—	—		—	—

Diluted EPS
Net income	$(1,179)	47,753,349	$(0.02)	$2,216	47,496,755	$0.05

At March 31, 2013, there were 1,419,231 warrants, 1,634,260 options, 410,385 deferred shares and 4,914,990 shares issuable upon conversion of Notes excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. For the three months ended March 31, 2012, 1,206,011 options, 184,870 deferred shares, 1,419,231 warrants and 5,222,132 shares issuable upon conversion of Notes were excluded in the computation of diluted net income per share.

Note 11 — Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of March 31, 2013 and December 31, 2012, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $893 and $943, respectively. No further remediation is anticipated. Of the $893 accrued as of March 31, 2013, $107 is reported as a current liability and the remaining $786 is estimated to be paid as follows: $70 from 2014 through 2016, $75 from 2017 through 2018 and $641 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee, and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

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

Employee Matters

As of March 31, 2013, approximately 7% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Thirty-four employees located at the Company’s facility in Granite City, Illinois were represented by the United Steelworkers of America and seventeen employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. The agreement with the Joint Board expires on June 25, 2014. The agreement with the United Steelworkers of America expires on March 15, 2014.

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 12 — Segment Reporting

The Company has defined two reportable segments: Scrap Metal Recycling and Lead Fabricating. In previous periods, the Company reported three operating segments. However, due to the reduction in operating activity, the Company’s PGM and Minor Metal Recycling unit has been absorbed into the Scrap Metal Recycling unit effective January 1, 2013 and previously reported amounts have been adjusted to reflect this change. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the three months ended March 31, 2013 and 2012 for these segments:

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
	As of and for the three months ended March 31, 2013
Revenues from external customers	$120,310	$17,385	$—	$137,695
Operating income (loss)	(687)	1,332	(34)	611
Total assets	294,346	43,633	9,668	347,647

	As of and for the three months ended March 31, 2012
Revenues from external customers	$148,191	$15,894	$—	$164,085
Operating income (loss)	5,547	520	(172)	5,895
Total assets	335,813	37,419	8,170	381,402

Note 13 — Income Taxes

The Company files income tax returns in the federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2007. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three months ended March 31, 2013 and 2012 was 30% and 37%, respectively. The effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock-based compensation and certain other non-deductible expenses.

Note 14 — Fair Value Disclosure

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

Notes payable and long-term debt: The carrying value of notes payable and long-term debt reported in the accompanying consolidated balance sheets, with the exception of the 7% Notes, approximates fair value as substantially all of this debt bears interest based on prevailing market rates currently available.

The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of a public trading market and the inability to obtain financing with similar terms in the current economic environment. The Notes contain an optional repurchase right exercisable by the Note Purchasers on June 30, 2014, April 30, 2016 and April 30, 2020, whereby each Note Purchaser will have the right to require the Company to redeem the Notes at par. The Notes are included in the balance sheet as of March 31, 2013 at $67,940 which is inclusive of unamortized discount of $870. The Notes are unsecured, bear interest at 7% per annum, payable in cash, and will mature in April 2028. However, due to the short-term nature of the repurchase right, the Company considers the reported value of the notes also approximates fair value.

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

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of :

March 31, 2013
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	—	—

		December 31, 2012
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$3	$3

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants: The put warrants are valued using the Black-Scholes method. The weighted average value per outstanding warrant at March 31, 2013 is computed to be $0.00004 using a discount rate of 0.14% and an average volatility factor of 54.5% and a $1.62 per share closing market price of the Company’s common stock as of that date. The weighted average value per outstanding warrant at December 31, 2012 is computed to be $0.002 using a discount rate of 0.25% and an average volatility factor of 56.5% and a $1.96 per share closing market price of the Company’s common stock as of that date. Increases or decreases in the market price of the Company’s common stock have a corresponding effect on the fair value of this liability. For example, if the price of the Company’s common stock was $1.00 higher as of March 31, 2013, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $2.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	Put Warrants	Put Warrants
Beginning balance	$3	$199
Total unrealized (gains) losses included in earnings	(3)	152

Ending balance	$—	$351

The amount of (gain) loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$(3)	$152

This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metalico, Inc. (herein, “Metalico,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”), as the same may be amended from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report. Amounts reported in the following discussions are not reported in thousands unless otherwise specified.

General

We operate in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of March 31, 2013 included twenty-nine scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, Syracuse and Jamestown, New York, Akron, Youngstown and Warren, Ohio, Elizabeth, New Jersey, Buda, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, Conway, West Chester, Quarryville and Bradford, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant co-located with our scrap yard in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

Overview of Quarterly Results

The following items represent a summary of financial information for the three months ended March 31, 2013 compared with the three months ended March 31, 2012:

•	Sales decreased to $137.7 million, compared to $164.1 million.

•	Operating income decreased to $0.6 million, compared to operating income of $5.9 million.

•	Net loss of $1.2 million, compared to a net income of $2.2 million.

•	Net loss of $0.02 per diluted share, compared to a net income of $0.05 per diluted share.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

Accounts receivable consist of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $561,000 at March 31, 2013 and $572,000 at December 31, 2012. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

The Company had identified seven reporting units with recorded goodwill. The aggregate of these reporting units represents 91% of the Company’s consolidated revenues for the year ended December 31, 2012. A list of the Company’s reporting units and the amount of goodwill recorded in each reporting unit as of March 31, 2013, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded
Lead Fabricating	$5,369
New York State Scrap Recycling	21,258
Pittsburgh, PA Scrap Recycling	160
Ohio Scrap Recycling	11,581
Bradford, PA Scrap Recycling	3,943
Minor Metals Recycling	3,859
New Jersey PGM Recycling	8,762

Total	$54,932

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

At December 31, 2012, the Company performed its annual impairment testing. Based on our DCF analysis as of that date, we determined the computed fair value of some of our reporting units did not exceed their respective carrying values and we were required to record goodwill impairment charges in our Ohio and Pittsburgh scrap metal recycling reporting units. For the reporting units where the fair value exceeded their carrying values, we measured the sensitivity of the amount of potential future goodwill impairment charges to changes in key assumptions. Three of our reporting units, New York State Scrap Recycling, Minor Metals Recycling and Bradford, Pennsylvania Scrap Recycling had fair values that exceeded carrying values by less than 20%, an amount that we deem substantial. Of these reporting units, all but our Minor Metals unit has exceeded their forecasted operating results through March 31, 2013. Management has determined that no triggering event has occurred and due to the short time period elapsed since our previous analysis; no further analysis is warranted at this time. We are closely monitoring the operating results of this and all reporting units. Tightening available scrap supplies and its potential for lower profit margins could impact future operating results and lower cash flows. Should these conditions accelerate, we could have additional goodwill impairment charges to our scrap metal reporting units.

Intangible Assets and Other Long-lived Assets

The Company tests finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. Through March 31, 2013, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. Through March 31, 2013, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

Stock-based Compensation

We recognize expense for equity-based compensation ratably over the requisite service period based on the grant date fair value of the related award. The fair value of deferred stock grants is determined using the average of the high and low trading price for our common stock on the day of grant. For stock option grants, we calculate the fair value of the award on the date of grant using the Black-Scholes method. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility in our stock price, annual forfeiture rates, and exercise behavior. Any assumptions used may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.

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

RESULTS OF OPERATIONS

The Company is divided into two industry segments: Scrap Metal Recycling, which includes three general product categories: ferrous, non-ferrous and other scrap services and the Lead Fabricating segment. In previous periods, the Company reported three operating segments. However, due to the reduction in operating activity, the Company’s PGM and Minor Metal Recycling unit has been absorbed into the Scrap Metal Recycling unit effective January 1, 2013 and previously reported amounts have been adjusted to reflect this change. The Company will continue to provide average selling prices for PGM material and Minor metals.

The following table sets forth information regarding revenues in each segment

	Revenues
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	($, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (weight in tons)	143.1	$53,941	39.2	136.6	$60,463	36.8
Non-ferrous metals (weight in lbs.)	45,186	65,666	47.7	49,789	86,780	52.9
Other scrap services	—	703	0.5	—	948	0.6

Total Scrap Metal Recycling		120,310	87.4		148,191	90.3

Lead Fabricating (weight in lbs.)	10,608	17,385	12.6	10,613	15,894	9.7

Total Revenue		$137,695	100.0		$164,085	100.0

The following table sets forth information regarding our average selling prices for the past five quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix. Average non-ferrous pricing below excludes the effect of PGM and Minor Metals.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.	Average Lead Price per lb.
March 31, 2013	$377	$0.98	$1.64
December 31, 2012	$377	$0.99	$1.65
September 30, 2012	$370	$0.98	$1.58
June 30, 2012	$418	$1.01	$1.54
March 31, 2012	$443	$0.99	$1.50

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Consolidated net sales decreased by $26.4 million, or 16.1%, to $137.7 million for the three months ended March 31, 2013 compared to consolidated net sales of $164.1 million for the three months ended March 31, 2012. Acquisitions added $2.5 million to consolidated net sales for the quarter ended March 31, 2013. Excluding acquisitions, sales decreased by $28.9 million. The Company reported decreases in average metal selling prices totaling $20.5 million and lower selling volumes amounting to $8.4 million.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales decreased by $6.6 million, or 10.9%, to $53.9 million for the three months ended March 31, 2013, compared to $60.5 million for the three months ended March 31, 2012. Acquisitions added $2.3 million to ferrous sales for the first quarter of 2013. Excluding acquisitions, the decrease in ferrous sales was attributable to lower average selling prices amounting to $8.9 million and was offset by slightly higher volumes sold amounting to $69,000. The average selling price for ferrous products was $377 per ton for the three months ended March 31, 2013 compared to $443 per ton for the three months ended March 31, 2012.

Non-Ferrous Sales

Non-ferrous sales decreased by $21.1 million, or 24.3%, to $65.7 million for the three months ended March 31, 2013, compared to $86.8 million for the three months ended March 31, 2012. Acquisitions added $125,000 to non-ferrous sales. Excluding acquisitions, the decrease in non-ferrous sales was due to lower sales volumes amounting to $8.4 million and lower average selling prices totaling $12.8 million. The average selling price for non-ferrous products excluding the effect of PGM and Minor Metals, was $0.98 per pound for the three months ended March 31, 2013 compared to $0.99 per pound for the three months ended March 31, 2012.

Lead Fabrication

Lead Fabrication sales increased by $1.5 million, or 9.4%, to $17.4 million for the three months ended March 31, 2013 compared to $15.9 million for the three months ended March 31, 2012. The increase in sales was due to higher average selling prices amounting to $1.5 million. The average selling price of our lead fabricated products was approximately $1.64 per pound for the three months ended March 31, 2013, compared to $1.50 per pound for the three months ended March 31, 2012. Sales volume was flat at 10.6 million pounds for the three months ended March 31, 2013 and 2012.

Operating Expenses

Operating expenses decreased by $20.9 million, or 14.2%, to $126.0 million for the three months ended March 31, 2013 compared to $146.9 million for the three months ended March 31, 2012. Acquisitions added $2.8 million to operating expense for the quarter ended March 31, 2013. Excluding acquisitions, operating expenses decreased by $23.7 million. The decrease in operating expense was primarily due to a decrease in the cost of purchased metals due to lower sales volumes. Excluding the decrease in the cost of purchased metals, operating expenses increased by $32,000. Changes in the components of operating expense include an increase in waste and disposal charges of $210,000, rent and occupancy costs of $100,000, energy costs of $79,000, property insurance of $53,000 and other miscellaneous expenses of $242,000. These increases in operating expenses were offset by reductions in freight charges of $529,000 and wages and benefits of $123,000.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $725,000, or 9.9%, to $6.6 million, or 4.8% of sales, for three months ended March 31, 2013, compared to $7.3 million, or 4.5% of sales, for three months ended March 31, 2012. Acquisitions added $156,000 to selling, general and administrative expenses for the quarter ended March 31, 2013. Excluding acquisitions, selling, general and administrative expenses decreased by $881,000. The decreases include a reduction of $888,000 in wages and benefits and miscellaneous other expenses of $186,000 and were offset by increases in insurance costs of $193,000.

Depreciation and Amortization

Depreciation and amortization increased to $4.5 million, or 3.3% of sales, for the three months ended March 31, 2013 compared to $4.0 million, or 2.4% of sales for the three months ended March 31, 2012. Acquisitions added $52,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased by $458,000 due to significant increases in purchases of depreciable property and equipment made throughout fiscal year 2012.

Operating Income

Operating income for the three months ended March 31, 2013 decreased by $5.3 million to $611,000 for three months ended March 31, 2012 from $5.9 million for the three months ended March 31, 2012 and was a result of the factors discussed above.

Financial and Other Income/(Expense)

Interest expense remained steady at $2.3 million for the three months ended March 31, 2013 and 2012.

Other income (expense) for the three months ended March 31, 2013 includes income of $3,000 to adjust financial instruments to their respective fair values compared to expense of $152,000 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, we recorded a loss of $71,000 for our 40% share of income from our investment in a manufacturer of radiation shielding solutions for the nuclear medicine community compared to a loss of $10,000 for the three months ended March 31, 2012.

For the three months ended March 31, 2012, we recorded a gain of $93,000 net of amortized issue costs, for the repurchase of $3.0 million in convertible notes. The Company did not repurchase any of its convertible notes in the three months ended March 31, 2013.

Income Taxes

For the three months ended March 31, 2013, the Company recognized income tax benefit of $524,000, resulting in an effective tax rate of 30%. For the three months ended March 31, 2012, the Company recognized an income tax expense of $1.3 million, resulting in an effective tax rate of 37%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation and certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the three months ended March 31, 2013, we generated $7.0 million of cash for operating activities compared to $2.9 million of operating cash used for the three months ended March 31, 2012. For the three months ended March 31, 2013, the Company’s net loss of $1.2 million was offset by depreciation and amortization of $4.7 million, other non-cash items of $527,000 and a $3.0 million increase in non-cash working capital components. The changes in working capital components include increases in accounts receivable of $2.3 million and $1.8 million in prepaid expenses and other current assets were offset by a $5.7 million decrease in inventory and a $1.4 million increase to accounts payable and accrued expenses. For the three months ended March 31, 2012, the Company’s net income of $2.2 million, non-cash net expense of depreciation and amortization of $4.2 million and other non-cash items of $522,000 was offset by a $9.8 million decrease in non-cash working capital components. The changes in working capital components include an increase in accounts receivable of $26.6 million resulting from an increase in sales activity from the fourth quarter of 2011. This item was offset by a $2.2 million increase to accounts payable and accrued expenses, a decrease in inventory of $11.2 million and a $3.4 million decrease in prepaid expenses and other current assets.

We used $2.7 million in net cash for investing activities for the three months ended March 31, 2013 compared to using net cash of $8.2 million in the three months ended March 31, 2012. During three months ended March 31, 2013, we purchased $2.0 million in property and equipment and acquired a scrap metal recycling facility in the Greater Pittsburgh area for $700. During three months ended March 31, 2012, we purchased $6.8 million in property and equipment and acquired Skyway Auto Parts, Inc. for $1,500.

During the three months ended March 31, 2013, we used $5.2 million of net cash for financing activities compared to $10.7 million of net cash generated during the three months ended March 31, 2012. For the three months ended March 31, 2013, net payments under our revolving credit facility amounted to $3.3 million and payments on other debt totaled $1.9 million. We also paid $275,000 in debt issue costs to amend our revolving credit facility. These debt repayments were offset by $279,000 in new borrowings. For the three months ended March 31, 2012, net borrowings under our revolving credit facility amounted to $12.0 million and total other new borrowings were $3.7 million. These borrowings were offset by debt repayments of $4.5 million and the payment of $400,000 in debt issuance costs related to our credit facility amendment. We also received $36,000 in proceeds from the exercise of stock options.

Financing and Capitalization

Senior Credit Facilities:

On March 2, 2010, we entered into a Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. Through a series of amendments up to and including the Fifth Amendment (“Fifth Amendment”) dated February 17, 2012, the Credit Agreement, as amended, provides for senior secured credit facilities of approximately $113.0 million, including a $110.0 million revolving line of credit (the “Revolver”) and $3.0 million for the remaining balance of a machinery and equipment term loan facility. The Credit Agreement matures on January 23, 2014, however, under the Fifth Amendment, the maturity date will be extended to February 17, 2016, if the aggregate outstanding principal balance of the Company’s 7% Convertible Notes is not more than $15.0 million as of December 31, 2013 and the Company meets certain availability tests.

As amended, the Revolver provides for revolving loans which, in the aggregate, cannot exceed the lesser of $110.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. The Revolver and remaining term loan each bear interest at the “Base Rate” (a rate determined by reference to the prime rate) plus .75% and 2%, respectively, or, at our election, the current LIBOR rate plus 2.75% (an effective rate of 3.11% as of March 31, 2013) for revolving loans. At March 31, 2013, the term loan outstanding under the Credit Agreement had been fully repaid. Under the Credit Agreement, we are subject to certain operating covenants and are restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum capital expenditures covenant. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for acquisitions, working capital, and general corporate purposes.

On March 6, 2013, we entered into an Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. The Eighth Amendment retroactively reduced the minimum quarterly EBITDA covenant to $3.2 million for the period ended December 31, 2012 and reduced the minimum quarterly EBITDA covenant for the quarterly period ended March 31, 2013 to $4.0 million. The Eighth Amendment also institutes a minimum quarterly EBITDA covenant for the quarterly period ending June 30, 2013 of $9.4 million and for the quarterly period ending September 30, 2013 of $9.6 million. The Fixed Charge Coverage Ratio covenant, which requires a ratio in excess of 1:1 to 1, will resume with the quarterly reporting period ending December 31, 2013. The Eighth Amendment also limits future unfinanced cumulative Capital Expenditures for the period beginning January 1, 2013 through September 30, 2013, to a maximum of $13.3 million. Further, as instituted under a previous amendment, the Company shall not permit availability under the Credit Agreement to be less than $30.0 million for any 5 consecutive days. The existing annual Capital Expenditures covenant remains in effect. Interest rates and repayment terms were unaffected by the Eighth Amendment.

As of March 31, 2013, the Revolver had $42.4 million available for borrowing and $2.3 million utilized for outstanding letters of credit. The outstanding balance under the Revolver at March 31, 2013 was $36.1 million.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. providing up to $10.4 million in connection with the Buffalo shredder project. The equipment loan is secured by the shredder and related equipment. The loan bears interest at a rate of 4.77% per annum, requires monthly payments of $110,000 and matures December 2022. The Equipment Financing Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lender. As of March 31, 2013, the outstanding balance under the loan was $9.4 million.

Senior Unsecured Convertible Notes Payable:

On April 23, 2008, we entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of our common stock (“Note Shares”). The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Holders on the sixth, eighth and twelfth anniversaries of the date of issuance of the Notes, whereby each Note Purchaser will have the right to require the Company to redeem the Notes at par and (ii) an optional redemption right exercisable by the Company began on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ends on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.

As of March 31, 2013, the outstanding balance on the Notes was $67.9 million (net of $870,000 in unamortized discount related to the original fair value warrants issued with the Notes).

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

Future Capital Requirements

As of March 31, 2013, we had $4.6 million in cash and cash equivalents, availability under the Credit Agreement of $42.4 million and total working capital of $79.3 million. As of March 31, 2013, our current liabilities totaled $68.7 million, an increase of $28.8 million from December 31, 2012. The increase in current liabilities reflects the short-term liability classification of the entire outstanding balance of our revolving credit facility due to the potential expiration of the agreement on January 23, 2014. We expect to fund our current working capital needs, interest payments, term debt payments and capital expenditures over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the Credit Agreement and potentially extend or enter into a new senior credit agreement. Additionally, we may use vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.

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

Our Credit Agreement potentially matures on January 23, 2014. Our 7% Notes have a put feature that will require us to redeem the notes on June 30, 2014 if requested by the Note Purchasers. We are currently exploring opportunities to refinance our Notes which might extend the maturity date of our Credit Agreement to February 17, 2016. We can give no assurance that we will be able to refinance our Notes with terms as favorable as the existing Notes, or if at all. If necessary, we may attempt to access equity and debt markets or to obtain new financing arrangements with new lenders or investors as alternative funding sources to restructure current debt. Any issuance of new equity could dilute current shareholders. Any new debt financing could be on terms less favorable than those of our existing financing and could subject us to new and additional covenants. Decisions by lenders and investors to enter into such transactions with the Company would depend upon a number of factors, such as the Company’s historical and projected financial performance, compliance with the terms of its current or future credit agreements, industry and market trends, internal policies of prospective lenders and investors, and the availability of capital. No assurance can be had that the Company would be successful in obtaining funds from alternative sources.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Business Acquisition

On February 4, 2013, we acquired certain accounts, equipment and a lease of certain real property from Three Rivers Scrap Metal, Inc. to operate a scrap metal recycling facility in the Greater Pittsburgh area in north suburban Conway, Beaver County, Pennsylvania. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby on Neville Island in Pittsburgh. The purchase price was paid entirely in cash using a drawdown under the Company’s Credit Agreement.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2013, $36.1 million of our outstanding debt consisted of variable rate borrowings under our senior secured credit facility with JPMorgan Chase Bank and other lenders. Borrowings under the credit facility bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings were to equal the average borrowings under our senior secured credit facility during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $361,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of March 31, 2013.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K for 2012 filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect to the carrying value of our inventories. We have no open commodity price protection agreements as of March 31, 2013.

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

Common stock market price risk

We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of March 31, 2013, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $2,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

At December 31, 2012, we discovered a material weakness in our internal controls over financial reporting. In our annual goodwill impairment assessment, we originally estimated the value of our reporting units using a discounted cash flow model in which we applied a discount rate that was more applicable to an enterprise valuation of each reporting unit. However, our models were designed to compute an equity value of our reporting units. In order to remediate this material weakness, we have engaged a valuation specialist to review our use of a discount rate and its application to our estimated future cash flows in future fair value determinations.

(b) Changes in internal controls over financial reporting.

Except as noted above, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. A description of matters in which we are currently involved is set forth at Item 3 of our Annual Report on Form 10-K for 2012.

Item 1A. Risk Factors

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 14, 2013.

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

METALICO, INC.
(Registrant)

Date: May 10, 2013	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ KEVIN WHALEN
Kevin Whalen
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)