Form 10-Q
period 2013-06-30
METALICO INC
filed 2013-08-09
CIK 1048685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares of Common stock, par value $.001, outstanding as of August 7, 2013: 48,039,280

METALICO, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2013 and December 31, 2012

	2013	2012
	(Unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$5,224	$5,418
Trade receivables, less allowance for doubtful accounts 2013—$559; 2012—$572	56,113	59,067
Inventories	68,708	74,947
Prepaid expenses and other current assets	7,267	5,398
Prepaid and income taxes receivable	5,797	3,656
Deferred income taxes	2,010	2,010

Total current assets	145,119	150,496
Property and equipment, net	100,111	101,580
Goodwill	54,773	54,773
Other intangibles, net	39,315	40,920
Other assets, net	3,882	4,209

Total assets	$343,200	$351,978

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$33,970	$7,887
Current maturities of other long-term debt	72,820	5,249
Accounts payable	22,041	21,185
Accrued expenses and other current liabilities	5,649	5,604

Total current liabilities	134,480	39,925

Long-Term Liabilities
Senior unsecured convertible notes payable	—	67,927
Other long-term debt, less current maturities	16,722	49,325
Deferred income taxes	11,743	11,646
Accrued expenses and other long-term liabilities	1,462	1,480

Total long-term liabilities	29,927	130,378

Total liabilities	164,407	170,303

Commitments and Contingencies (Note 11)
Equity
Metalico, Inc. and Subsidiaries
Common stock	48	48
Additional paid-in capital	185,190	184,111
Accumulated deficit	(7,112)	(3,201)
Accumulated other comprehensive loss	(449)	(449)

Total Metalico, Inc. and Subsidiaries equity	177,677	180,509
Noncontrolling interest	1,116	1,166

Total equity	178,793	181,675

Total liabilities and equity	$343,200	$351,978

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2013 and 2012

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(Unaudited)
	($ thousands, except per share data)
Revenue	$129,897	$148,213	$267,592	$312,298

Costs and expenses
Operating expenses	121,060	134,279	247,056	281,166
Selling, general, and administrative expenses	6,337	8,126	12,940	15,454
Depreciation and amortization	4,459	4,217	8,944	8,192

	131,856	146,622	268,940	304,812

Operating (loss) income	(1,959)	1,591	(1,348)	7,486

Financial and other income (expense)
Interest expense	(2,136)	(2,327)	(4,439)	(4,639)
Gain on settlement	—	4,558	—	4,558
Gain (loss) on debt extinguishment	—	(30)	—	63
Equity in loss of unconsolidated investee	(49)	(62)	(120)	(72)
Financial instruments fair value adjustments	—	334	3	182
Other	5	21	9	35

	(2,180)	2,494	(4,547)	127

(Loss) income before income taxes	(4,139)	4,085	(5,895)	7,613
(Benefit) provision for federal and state income taxes	(1,410)	1,150	(1,934)	2,462

Consolidated net (loss) income	(2,729)	2,935	(3,961)	5,151
Net (income) loss attributable to noncontrolling interest	(3)	—	50	—

Net (loss) income attributable to Metalico, Inc.	$(2,732)	$2,935	$(3,911)	$5,151

(Loss) earnings per common share:
Basic	$(0.06)	$0.06	$(0.08)	$0.11

Diluted	$(0.06)	$0.06	$(0.08)	$0.11

Weighted Average Common Shares Outstanding:
Basic	47,937,871	47,557,918	47,846,120	47,526,649

Diluted	47,937,871	47,557,918	47,846,120	47,526,649

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Six Months Ended June 30, 2013 and 2012

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(Unaudited)
	($ thousands, except per share data)
Net (loss) income	$(2,729)	$2,935	$(3,961)	$5,151
Other comprehensive (loss) income, net of tax	—	—	—	—

Comprehensive (loss) income	$(2,729)	$2,935	$(3,961)	$5,151

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2012

	2013	2012
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(3,961)	$5,151
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,406	8,739
Deferred income tax expense	97	364
Provision for doubtful accounts receivable	—	1,737
Provision for loss on vendor advances	—	18
Financial instruments fair value adjustments	(3)	(182)
Net (gain) loss on sale of property and equipment	49	(38)
Gain on debt extinguishment	—	(63)
Non cash gain in dispute settlement	—	(1,017)
Equity in loss of unconsolidated investee	120	72
Compensation expense on restricted stock and stock options issued	585	838
Excess tax benefit from stock-based compensation	—	25
Change in assets and liabilities, net of acquisitions:
Trade receivables	2,954	(21,712)
Inventories	6,243	9,562
Income taxes receivable, prepaid expenses and other	(4,010)	3,965
Accounts payable, accrued expenses and other liabilities	1,379	1,311

Net cash provided by operating activities	12,859	8,770

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	65	106
Purchases of property and equipment	(5,239)	(15,291)
Cash paid for business acquisitions, less cash acquired	(700)	(1,500)
(Increase) decrease in other assets	(1)	77

Net cash used in investing activities	(5,875)	(16,608)

Cash Flows from Financing Activities
Net (payments) borrowings under revolving lines-of-credit	(5,463)	13,671
Proceeds from other borrowings	1,639	4,334
Principal payments on other borrowings	(3,079)	(10,445)
Excess tax benefit from stock-based compensation	—	(25)
Debt issuance costs paid	(275)	(423)
Proceeds from issuance of common stock on exercised options	—	36

Net cash (used in) provided by financing activities	(7,178)	7,148

Net decrease in cash	(194)	(690)
Cash:
Beginning of period	5,418	5,932

End of period	$5,224	$5,242

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ thousands, except per share data)

(Unaudited)

Note 1 — General

Business

Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”) and (b) lead metal product fabricating (“Lead Fabricating”). Its operating facilities as of June 30, 2013 include twenty-nine scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, and four lead product manufacturing and fabricating plants. The Company markets a majority of its products domestically but maintains several international customers.

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

Liquidity and Risk

The Company expects to fund current working capital needs, interest payments and capital expenditures through June 30, 2014, with cash on hand and cash generated from operations, supplemented by borrowings available under the current senior credit agreement (described below) and potentially available elsewhere, such as vendor financing or other equipment lines of credit. The Company’s Credit Agreement matures on January 24, 2014. Under the Fifth Amendment to the Credit Agreement, the maturity date will be extended to February 17, 2016, if the aggregate outstanding principal balance of the Company’s 7% Convertible Notes (the “Notes”) is not more than $15,000 as of December 31, 2013 and certain availability tests are met. At June 30, 2013, the outstanding principal balance of the Notes was $68,810. The Company cannot guarantee it will be able to reduce the outstanding Convertible Note balance below $15,000 by December 31, 2013. Additionally, the Notes contain an optional repurchase right exercisable by the note holders that becomes effective on June 30, 2014 under which the Company would be required to redeem the Notes at par. Should the note holders exercise their rights, the Credit Agreement does not provide sufficient liquidity to repurchase the Notes. The Company is working with its existing lenders, as well as others, to obtain new credit facilities that will provide adequate liquidity beyond the maturity of the Credit Agreement. No assurance can be provided that the Company will be able to enter into a new credit agreement or that the terms of a new agreement will be as favorable as the terms of the current agreement. The Company is also considering financing alternatives to provide for the repurchase of the Notes prior to or at the time the note holders exercise their repurchase right. These alternatives may include a new larger credit facility, the potential sale of non-core assets, or accessing capital markets with a new debt or equity offering. No assurance can be given that the Company will be able to secure the financing to redeem the Notes.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s consolidated financial statements.

Note 2 — Business Acquisitions

Business acquisition (scrap metal recycling segment): On February 4, 2013, the Company, through its Metalico Pittsburgh subsidiary, acquired certain accounts, equipment and a lease of certain real property from Three Rivers Scrap Metal, Inc. to operate a scrap metal recycling facility in the Greater Pittsburgh area in north suburban Conway, Beaver County, Pennsylvania. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby on Neville Island in Pittsburgh. The purchase price was paid using cash provided under the Company’s Credit Agreement. The financial statements include a final purchase price allocation which did not result in the recording of any goodwill. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

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

Business acquisition (scrap metal recycling segment): On February 29, 2012, the Company acquired 100% of the outstanding capital stock of Skyway Auto Parts, Inc., an auto dismantler located in Buffalo, New York. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby in suburban Buffalo. The purchase price was paid entirely in cash using a drawdown under the Credit Agreement. The financial statements include a purchase price allocation which resulted in $603 of goodwill. The goodwill will not be deductible for income tax purposes. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Note 3 — Inventories

Inventories as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Raw materials	$4,857	$7,832
Work-in-process	4,791	8,791
Finished goods	8,323	7,141
Ferrous scrap metal	23,793	22,120
Non-ferrous scrap metal	26,944	29,063

	$68,708	$74,947

Note 4 — Goodwill and Other Intangibles

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. No indicators of impairment were identified for the six months ended June 30, 2013. Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2013 were as follows:

	Scrap Metal Recycling	Lead Fabrication	Corporate and Other	Consolidated
December 31, 2012	$49,405	$5,368	$—	$54,773
Acquired during the period	—	—	—	—

June 30, 2013	$49,405	$5,368	$—	$54,773

The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At June 30, 2013, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of June 30, 2013 and December 31, 2012 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount
June 30, 2013
Covenants not-to-compete	$6,514	$(1,849)	$—	$4,665
Trademarks and tradenames	5,975	—	—	5,975
Supplier relationships	40,330	(12,052)	—	28,278
Know-how	397	—	—	397

	$53,216	$(13,901)	$—	$39,315

December 31, 2012
Covenants not-to-compete	$6,514	$(1,459)	$—	$5,055
Trademarks and tradenames	6,075	—	(100)	5,975
Supplier relationships	40,330	(10,837)	—	29,493
Know-how	397	—	—	397

	$53,316	$(12,296)	$(100)	$40,920

The changes in the net carrying amount of amortizable intangible assets by classifications for the six months ended June 30, 2013 were as follows:

	Covenants Not-to- Compete	Supplier Relationships
Balance, December 31, 2012	$5,055	$29,493
Acquisitions/additions	—	—
Amortization	(390)	(1,215)

Balance, June 30, 2013	$4,665	$28,278

Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2013 was $802 and $1,605, respectively. Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2012 was $685 and $1,360, respectively. Estimated aggregate amortization expense on amortized intangible assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2013	$1,593
2014	3,060
2015	3,217
2016	3,172
2017	2,785
Thereafter	19,116

$32,943

Note 5 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013			December 31, 2012
	Current	Long- Term	Total	Current	Long- Term	Total
Environmental monitoring costs	$105	$786	$891	$157	$786	$943
Payroll and employee benefits	1,474	543	2,017	937	543	1,480
Interest and bank fees	937	—	937	963	—	963
Customer obligations	895	—	895	954	—	954
Other	2,238	133	2,371	2,593	151	2,744

	$5,649	$1,462	$7,111	$5,604	$1,480	$7,084

Note 6 — Stock Options and Stock-Based Compensation

Stock-based compensation expense was $244 and $421 for the three months ended June 30, 2013 and 2012, respectively, and $585 and $838 for the six months ended June 30, 2013 and 2012, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.

The fair value of the stock options granted in the six months ended June 30, 2013 and 2012 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

Black-Scholes Valuation Assumptions (1)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Weighted average expected life (in years) (2)	5.0	5.0
Weighted average expected volatility (3)	81.35%	83.84%
Weighted average risk free interest rates (4)	1.16%	1.04%
Expected dividend yield	—	—

(1)	Forfeitures are estimated based on historical experience.
(2)	The expected life of stock options is estimated based on historical experience.
(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.
(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended June 30, 2013 were as follows:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	1,762,385	$7.20
Options granted	2,500	$1.52
Options exercised	—	—
Options forfeited or expired	(139,514)	$6.04

Options outstanding, end of period	1,625,371	$7.28

Options exercisable, end of period	1,595,547	$7.35

The weighted average fair value for the stock options granted during the six months ended June 30, 2013 was $0.98. The weighted average remaining contractual term and the aggregate intrinsic value of both options outstanding and options exercisable as of June 30, 2013 was 1.2 years and $0, respectively.

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

There were no stock options exercised during the six months ended June 30, 2013. The total intrinsic value of stock options exercised during the six months ended June 30, 2012 was $6.

As of June 30, 2013, total unrecognized stock-based compensation expense related to stock options was $41, which is expected to be recognized over a weighted average period of less than one year.

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

On April 19, 2011, the Company granted 247,800 shares of deferred common stock to employees with a fair value of $5.37 per share. The stock will vest and be issued annually over a three-year period. One-third of the granted shares will be issued to eligible employees on each annual vesting date. The Company will recognize compensation expense ratably over the three year period. The second annual vesting date was March 1, 2013. An additional 88,200 of deferred shares were granted in the year ended December 31, 2011 to employees that vest quarterly over a three-year period from respective the date of hire.

Changes in the Company’s deferred stock awards for the six months ended June 30, 2013 were as follows:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	483,390	$2.79
Stock awards granted	30,000	$1.46
Stock awards cancelled\forfeited	(12,933)	$3.06
Stock awards vested and issued	(77,538)	$5.14

Outstanding at end of period	422,919	$2.26

As of June 30, 2013, total unrecognized stock-based compensation expense related to stock awards was $728, which is expected to be recognized over a weighted average period of 1.7 years.

Note 7 — Short and Long-Term Debt

On March 2, 2010, the Company entered into the Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. Through a series of amendments up to and including the Fifth Amendment (“Fifth Amendment”) dated February 17, 2012, the Credit Agreement, as amended, provides for senior secured credit facilities of approximately $113,000, including a $110,000 revolving line of credit (the “Revolver”) and $3,000 for the remaining balance of a machinery and equipment term loan facility that has since been repaid and is no longer available. The Credit Agreement matures on January 23, 2014, however, under the Fifth Amendment, the maturity date will be extended to February 17, 2016, if the aggregate outstanding principal balance of the Company’s 7% Notes is not more than $15,000 as of December 31, 2013 and the Company meets certain availability tests.

As amended, the Revolver provides for revolving loans which, in the aggregate, cannot exceed the lesser of $110,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. The Revolver and remaining term loan each bear interest at the “Base Rate” (a rate determined by reference to the prime rate) plus .75% and 2%, respectively, or, at the Company’s election, the current LIBOR rate plus 2.75% (an effective rate of 3.15% as of June 30, 2013) for revolving loans. At June 30, 2013, the term loan outstanding under the Credit

Agreement had been fully repaid. Under the Credit Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum capital expenditures covenant. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for acquisitions, working capital, and general corporate purposes.

On August 7, 2013, the Company entered into a Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. The Ninth Amendment reduces the Revolving Commitment from $110,000 to $90,000 and reduces the required minimum availability from $30,000 to $27,000. At such time as the Company has redeemed, exchanged or retired at least $55,000 of the Convertible Notes, the minimum availability requirement will reduce to the greater of (a) the greater of (i) $20,000 and (ii) 24% of the borrowing base and (b) 20% of the Revolving Commitment. The Ninth Amendment retroactively eliminated the minimum quarterly EBITDA covenant for the period ended June 30, 2013 and for the quarterly period ending September 30, 2013. Under the Ninth Amendment, interest on revolving loans will increase from a “Base Rate” (a rate determined by reference to the prime rate) plus .75%, to the Base Rate plus a spread ranging from 1.0% to 1.25% or, at the Company’s election, the current LIBOR rate plus a spread of 3.00% to 3.25%. The applicable spread will be determined by availability and the outstanding principal balance of Convertible Notes. At such time as the Company has maintained a Fixed Charge Coverage Ratio equal to or greater than 1.1 to 1 for two consecutive quarters, interest on the Revolver will decrease from the Base Rate plus .50%, or, at the Company’s election, the current LIBOR rate plus a spread of 2.50%. The Ninth Amendment imposes limits of $13,500 on cumulative annual unfinanced Capital Expenditures and $20,000 on all cumulative annual Capital Expenditures. The Credit Agreement matures on January 23, 2014; however, under the Ninth Amendment, the maturity date will be extended to January 16, 2017, if the aggregate outstanding principal balance of the Convertible Notes is not more than $15,000 as of December 31, 2013 and the Company meets certain availability tests.

As of June 30, 2013, the Revolver had $40,112 available for borrowing and $2,494 utilized for outstanding letters of credit. The outstanding balance under the Credit Agreement at June 30, 2013 and December 31, 2012 was $33,970 and $40,100, respectively. As the conditions described above to extend the Credit Agreement past January 23, 2014 are not certain to be met, the entire outstanding balance as of June 30, 2013 is reflected as a current liability.

Listed below are the material debt covenants as prescribed by the Credit Agreement. As of June 30, 2013, the Company was in compliance with such covenants.

Maximum Unfinanced Cumulative Capital Expenditures — Period beginning January 1 through September 30, 2013, must not exceed covenant.

Covenant	$13,500
Actual year to date	$3,601

Year 2013 Capital Expenditures — Year 2013 annual capital expenditures must not exceed covenant.

Covenant	$20,000
Actual year to date	$5,239

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10,418. The loan is secured by the Buffalo, New York shredder and related equipment. The loan bears interest at a rate of 4.77% per annum and requires monthly payments of $110 and matures December 2022. The Equipment Finance Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lenders. The Company notified First Niagara of its potential non-compliance with certain covenants under the Credit Agreement as of June 30, 2013 and the Company and First Niagara entered into an amendment adopting the covenant modifications prescribed by the Ninth Amendment. As of June 30, 2013 and December 31, 2012, the outstanding balance under the First Niagara loan was $9,182 and $9,615, respectively.

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

Listed below is the material debt limit as prescribed by the Notes.

Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed covenant,

Covenant	3.5 to 1.0
Actual	3.9 to 1.0

The occurrence of a Consolidated Funded Indebtedness ratio in excess of 3.50 to 1.00 is not a default under the Notes. However, until such time as the Consolidated Funded Indebtedness ratio falls below 3.50 to 1.00, the Company will be restricted from directly or indirectly incurring, guaranteeing or assuming any indebtedness other than “Permitted Indebtedness” (as described under the Notes) and any additional Indebtedness that has no material equity component. Permitted Indebtedness is defined as indebtedness under the Credit Agreement in an aggregate principal amount not to exceed $100,000 at any time. Additional Indebtedness includes capital leases and equipment notes secured by the underlying equipment leased or purchased.

As of June 30, 2013 and December 31, 2012, the outstanding balance on the Notes was $67,954 and $67,927, respectively (net of $856 and $883, respectively, in unamortized discount related to the original fair value of warrants issued with the Notes).

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of June 30, 2013, are as follows:

Twelve months ending June 30:	Amount
2014	$107,646
2015	4,418
2016	3,745
2017	2,071
2018	1,562
Thereafter	4,926

$124,368

The above table assumes that the Credit Agreement will terminate on January 23, 2014 and that the Note Purchasers will elect to exercise their repurchase rights on June 30, 2014.

Note 8 — Stockholders’ Equity

A reconciliation of the activity in Stockholders’ Equity accounts for the six months ended June 30, 2013 is as follows:

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balance December 31, 2012	$48	$184,111	$(3,201)	$(449)	$1,166	$181,675
Net loss	—	—	(3,911)	—	(50)	(3,961)
Issuance of 68,132 shares of common stock on deferred stock vesting, net of tax withholding repurchase	—	(6)	—	—	—	(6)
Stock based compensation expense	—	585	—	—	—	585
Issuance of 291,629 shares of common stock for investment in joint venture	—	500	—	—	—	500

Balance June 30, 2013	$48	$185,190	$(7,112)	$(449)	$1,116	$178,793

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

At June 30, 2013 and December 31, 2012, the estimated fair value of warrants outstanding on those dates was $0 and $3, respectively. The change in fair value of the Put Warrants resulted in income of $0 and $334 for the three months ended June 30, 2013 and 2012, respectively and income of $3 and $182 for the six months ended June 30, 2013 and 2012, respectively.

The recorded liability as described above would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.

Accumulated Other Comprehensive Loss:

There were no additions to or reclassifications out of accumulated other comprehensive loss attributable to the Company for the three and six months ended June 30, 2013 and 2012. The components of accumulated other comprehensive loss, net of tax benefit of $297, are as follows:

	June 30, 2013	December 31, 2012
Unrecognized actuarial losses of defined benefit pension plan	$(449)	$(449)

Note 9 — Statements of Cash Flows Information

The following describes the Company’s noncash investing and financing activities:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Issuance of common stock for business acquisitions (see Note 2)	$500	$—

The Company paid $3,974 and $4,239 in cash for interest expense in the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, the Company made cash income tax payments of $133 and received cash refunds of $22. For the six months ended June 30, 2012, the Company made cash income tax payments of $271 and received cash refunds of $3,238.

Note 10 — Earnings Per Share

Basic (loss) earnings per share (“EPS”) is computed by dividing net (loss) income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of EPS for the three and six months ended June 31, 2013 and 2012.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Net (loss) income attributable to Metalico, Inc	$(2,732)	47,937,871	$(0.06)	$2,935	47,557,918	$0.06

For the three months ended June 30, 2013, there were 1,419,231 warrants, 1,625,371 options, 422,919 deferred shares and 4,914,990 shares issuable upon conversion of Notes excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. For the three months ended June 30, 2012, there were 2,159,940 options, 1,419,231 warrants, 204,631 deferred shares and 4,914,990 shares issuable upon conversion of Notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Net (loss) income attributable to Metalico, Inc	$(3,911)	47,846,120	$(0.08)	$5,151	47,526,649	$0.11

For the six months ended June 30, 2013, there were 1,419,231 warrants, 1,625,371 options, 422,919 deferred shares and 4,914,990 shares issuable upon conversion of Notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive. For the six months ended June 30, 2012, there were 2,159,940 options, 1,419,231 warrants, 204,631 deferred shares and 4,914,990 shares issuable upon conversion of Notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Note 11 — Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of June 30, 2013 and December 31, 2012, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $891 and $943, respectively. No further remediation is anticipated. Of the $891 accrued as of June 30, 2013, $105 is reported as a current liability and the remaining $786 is estimated to be paid as follows: $70 from 2014 through 2016, $75 from 2017 through 2018 and $641 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

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

Employee Matters

As of June 30, 2013, approximately 8% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Thirty-nine employees located at the Company’s facility in Granite City, Illinois were represented by the United Steelworkers of America and seventeen employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. The agreement with the Joint Board expires on June 25, 2014. The agreement with the United Steelworkers of America expires on March 15, 2014.

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 12 — Segment Reporting

The Company has defined two reportable segments: Scrap Metal Recycling and Lead Fabricating. In previous periods, the Company reported three operating segments. However, due to the reduction in operating activity, the Company’s PGM and Minor Metal Recycling unit has been absorbed into the Scrap Metal Recycling unit effective January 1, 2013 and previously reported amounts have been adjusted to reflect this change. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the three and six months ended June, 2013 and 2012 for these segments:

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
	For the three months ended June 30, 2013
Revenues from external customers	$110,206	$19,691	$—	$129,897
Operating (loss) income	(3,299)	1,246	94	(1,959)

	For the three months ended June 30, 2012
Revenues from external customers	$129,239	$18,974	$—	$148,213
Operating (loss) income	(149)	1,075	665	1,591

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
	As of and for the six months ended June 30, 2013
Revenues from external customers	$230,516	$37,076	$—	$267,592
Operating (loss) income	(3,986)	2,579	59	(1,348)
Total assets	290,115	42,155	10,930	343,200

	As of and for the six months ended June 30, 2012
Revenues from external customers	$277,430	$34,868	$—	$312,298
Operating income	5,398	1,595	493	7,486
Total assets	331,213	40,779	7,760	379,752

Note 13 — Income Taxes

The Company files income tax returns in the federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2007. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three months ended June 30, 2013 and 2012 was 34% and 28%, respectively. The Company’s effective income tax rate for the six months ended June 30, 2013 and 2012 was 33% and 32%, respectively. The effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock-based compensation and certain other non-deductible expenses.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, trade receivables, accounts payable and accrued expenses: The carrying amounts approximate the fair value due to the short maturity of these instruments.

Notes payable and long-term debt: The carrying value of notes payable and long-term debt reported in the accompanying consolidated balance sheets, with the exception of the 7% Notes, approximates fair value as substantially all of this debt bears interest based on prevailing market rates currently available.

The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of a public trading market and the inability to obtain financing with similar terms in the current economic environment. The Notes contain an optional repurchase right exercisable by the Note Purchasers on June 30, 2014, April 30, 2016 and April 30, 2020, whereby each Note Purchaser will have the right to require the Company to redeem the Notes at par. The Notes are included in the balance sheet as of June 30, 2013 at $67,954 which is inclusive of unamortized discount of $856. The Notes are unsecured, bear interest at 7% per annum, payable in cash, and will mature in April 2028. However, due to the short-term nature of the repurchase right, the Company considers the reported value of the Notes to approximate their fair value.

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

June 30, 2013
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	—	—

December 31, 2012
Liabilities	Level 1	Level 2	Level 3	Total
Put warrants	—	—	$3	$3

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants: The put warrants are valued using the Black-Scholes method. The weighted average value per outstanding warrant at June 30, 2013 is computed to be $0.00001 using a discount rate of 0.15% and an average volatility factor of 67.1% and a $1.20 per share closing market price of the Company’s common stock as of that date. The weighted average value per outstanding warrant at December 31, 2012 is computed to be $0.002 using a discount rate of 0.25% and an average volatility factor of 56.5% and a $1.96 per share closing market price of the Company’s common stock as of that date. Increases or decreases in the market price of the Company’s common stock have a corresponding effect on the fair value of this liability. For example, if the price of the Company’s common stock was $1.00 higher as of June 30, 2013, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $2.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	Put Warrants	Put Warrants
Beginning balance	$—	$351
Total unrealized (gains) losses included in earnings	—	(334)

Ending balance	$—	$17

The amount of gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$—	$334

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	Put Warrants	Put Warrants
Beginning balance	$3	$199
Total unrealized gains included in earnings	(3)	(182)

Ending balance	$—	$17

The amount of (gain) loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$(3)	$182

Note 15 — Subsequent Event

Business acquisition (scrap metal recycling segment): On July 23, 2013, the Company acquired the assets of a family-owned scrap iron and metal recycling business with facilities in Warren, Pennsylvania and Olean, New York. The Company expects the acquisition to enhance its position along the border of New York`s Southern Tier and to boost supply materials for the Company`s Buffalo, New York shredder. The purchase price was paid using cash provided under the Company’s Credit Agreement. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

On August 7, 2013, the Company entered into the Ninth Amendment to its Credit Agreement. Refer to Note 7 — Short and Long-Term Debt for a description of changes made to the Credit Agreement under the Ninth Amendment.

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

General

We operate in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of June 30, 2013 included twenty-nine scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, Syracuse and Jamestown, New York, Akron, Youngstown and Warren, Ohio, Elizabeth, New Jersey, Buda, Texas, Gulfport, Mississippi, Pittsburgh, Brownsville, Sharon, Conway, West Chester, Quarryville and Bradford, Pennsylvania, and Colliers, West Virginia; an aluminum de-ox plant co-located with our scrap yard in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama, Healdsburg and Ontario, California and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

Overview of Quarterly Results

The following items represent a summary of financial information for the three months ended June 30, 2013 compared with the three months ended June 30, 2012:

•	Sales decreased to $129.9 million, compared to $148.2 million.

•	Operating income decreased to a loss of $2.0 million, compared to operating income of $1.6 million.

•	Net loss of $2.7 million, compared to a net income of $2.9 million.

•	Net loss of $0.06 per diluted share, compared to a net income of $0.06 per diluted share.

The following items represent a summary of financial information for the six months ended June 30, 2013 compared with the six months ended June 30, 2012:

•	Sales decreased to $267.6 million, compared to $312.3 million.

•	Operating income decreased to a loss of $1.3 million, compared to operating income of $7.5 million.

•	Net loss of $3.9 million, compared to a net income of $5.2 million.

•	Net loss of $0.08 per diluted share, compared to a net income of $0.11 per diluted share.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

Accounts receivable consist of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $559,000 at June 30, 2013 and $572,000 at December 31, 2012. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or continued weakness in the steel, metals, or manufacturing industry could require us to increase our reserve for uncollectible accounts and adversely impact our future earnings.

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

The Company had identified seven reporting units with recorded goodwill. The aggregate of these reporting units represents 91% of the Company’s consolidated revenues for the year ended December 31, 2012. A list of the Company’s reporting units and the amount of goodwill recorded in each reporting unit as of June 30, 2013, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded
Lead Fabricating	$5,369
New York State Scrap Recycling	21,258
Ohio Scrap Recycling	11,581
Bradford, PA Scrap Recycling	3,944
Minor Metals Recycling	3,859
New Jersey PGM Recycling	8,762

Total	$54,773

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

At December 31, 2012, the Company performed its annual impairment testing. Based on our DCF analysis as of that date, we determined the computed fair value of some of our reporting units did not exceed their respective carrying values and we were required to record goodwill impairment charges in our Ohio and Pittsburgh scrap metal recycling reporting units. For the reporting units where the fair value exceeded their carrying values, we measured the sensitivity of the amount of potential future goodwill impairment charges to changes in key assumptions. Three of our reporting units, New York State Scrap Recycling, Minor Metals Recycling and Bradford, Pennsylvania Scrap Recycling had fair values that exceeded carrying values by less than 20%, an amount that we deem substantial. Through June 30, 2013, all but our New York unit has produced cash flows at or near forecasted expectations. Management believes the shortfall in cash flows, through June 30, 2013, in our New York State Scrap Recycling reporting unit can be recovered over the remainder of the calendar year based on recent changes in the competitive operating environment in Western New York and its potential to expand margins on material sold as well as preliminary results for our New York locations thus far into the third quarter. Based on these factors and the short time period elapsed since our previous analysis, Management has determined that a triggering event has not occurred and no further analysis is warranted at this time. We are closely monitoring the operating results of our New York and all of our reporting units. Should the expected cash flows for our New York reporting unit not materialize, we will likely have goodwill impairment charges to our New York scrap metal reporting unit.

Intangible Assets and Other Long-lived Assets

The Company tests finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. Through June 30, 2013, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. Through June 30, 2013, no indicators of impairment were identified.

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

RESULTS OF OPERATIONS

The Company is divided into two industry segments: Scrap Metal Recycling, which includes three general product categories: ferrous, non-ferrous and other scrap services and Lead Fabricating. In previous periods, the Company reported three operating segments. However, due to the reduction in operating activity, the Company’s PGM and Minor Metal Recycling unit has been absorbed into the Scrap Metal Recycling segment effective January 1, 2013 and previously reported amounts have been adjusted to reflect this change.

The following table sets forth information regarding revenues in each segment

	Revenues
	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012			Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	($s, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	136.2	$50,051	38.5	139.8	$58,402	39.4	279.3	$103,991	38.9	276.4	$118,865	38.1
Non-ferrous metals (lbs.)	44,312	59,085	45.5	43,939	69,626	47.0	89,497	124,751	46.6	93,728	156,406	50.1
Other	—	1,070	0.8	—	1,211	0.8	—	1,774	0.6	—	2,159	0.6

Total Scrap Metal Recycling		110,206	84.8		129,239	87.2		230,516	86.1		277,430	88.8
Lead Fabricating (lbs.)	11,658	19,691	15.2	12,332	18,974	12.8	22,265	37,076	13.9	22,945	34,868	11.2

Total Revenue		$129,897	100.0		$148,213	100.0		$267,592	100.0		$312,298	100.0

The following table sets forth information regarding our average selling prices for the past six quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix. Average non-ferrous pricing below excludes the affect of PGM and Minor Metals.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.	Average Lead Price per lb.
June 30, 2013	$368	$0.92	$1.69
March 31, 2013	$377	$0.98	$1.64
December 31, 2012	$377	$0.99	$1.65
September 30, 2012	$370	$0.98	$1.58
June 30, 2012	$418	$1.01	$1.54
March 31, 2012	$443	$0.99	$1.50

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Consolidated net sales decreased by $18.3 million, or 12.3%, to $129.9 million for the three months ended June 30, 2013 compared to consolidated net sales of $148.2 million for the three months ended June 30, 2012. Acquisitions added $2.7 million to consolidated sales for the quarter ended June 30, 2013. Excluding acquisitions, the Company reported decreases in average metal selling prices representing $15.4 million. The Company also reported lower selling volumes amounting to $5.6 million.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales decreased by $8.3 million, or 14.2%, to $50.1 million for the three months ended June 30, 2013, compared to $58.4 million for the three months ended June 30, 2012. Acquisitions added $2.5 million to ferrous sales for the three months ended June 30, 2013. Excluding acquisitions, the decrease in ferrous sales was attributable to lower average selling prices amounting to $6.2 million and lower volumes sold amounting to $4.6 million. The average selling price for ferrous products was $368 per ton for the three months ended June 30, 2013 compared to $418 per ton for the three months ended June 30, 2012.

Non-Ferrous Sales

Non-ferrous sales decreased by $10.5 million, or 15.1%, to $59.1 million for the three months ended June 30, 2013, compared to $69.6 million for the three months ended June 30, 2012. Acquisitions added $120,000 to non-ferrous sales. Excluding acquisitions, the decrease in non-ferrous sales was due to lower average selling prices amounting to $10.6 million. Average non-ferrous volume sold was unchanged. The average selling price for non-ferrous products, excluding the effect of PGM and Minor Metals, was $0.92 per pound for the three months ended June 30, 2013 compared to $1.01 per pound for the three months ended June 30, 2012.

Lead Fabrication

Lead Fabricating sales increased by $717,000, or 3.8%, to $19.7 million for the three months ended June 30, 2013 compared to $19.0 million for the three months ended June 30, 2012. The increase in sales was due to higher average selling prices amounting to $1.7 million and was offset by lower volume sold totaling $1.0 million. The average selling price of our lead fabricated products was $1.69 per pound for the three months ended June 30, 2013, compared to $1.54 per pound for the three months ended June 30, 2012. Sales volume decreased to 11.7 million pounds for the three months ended June 30, 2013 from 12.3 million pounds for the three months ended June 30, 2012, a decrease of 4.9%.

Operating Expenses

Operating expenses decreased by $13.2 million, or 9.8%, to $121.1 million for the three months ended June 30, 2013 compared to $134.3 million for the three months ended June 30, 2012. Acquisitions added $3.1 million to operating expenses for the quarter ended June 30, 2013. Excluding acquisitions, operating expenses decreased by $16.3 million due to a $15.4 million decrease in the cost of purchased metals due to lower sales volumes and commodity prices and a $911,000 decrease in other operating expenses. These operating expense decreases include wages and benefits of $812,000, outbound freight costs of $630,000 and other operating expenses of $204,000. These expense decreases were offset by waste, disposal and environmental control expenses of $514,000 and production and fabricating supplies of $221,000.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $1.8 million, or 22.2%, to $6.3 million, or 4.8% of sales, for the three months ended June 30, 2013, compared $8.1 million, or 5.5% of sales, for the three months ended June 30, 2012. Acquisitions added $115,000 to selling, general and administrative expenses for the quarter ended June 30, 2013. Excluding acquisitions, selling, general and administrative expenses decreased by $1.9 million. The decreases include a $1.7 million decrease in bad debt expense due primarily to the Company’s exposure to the bankruptcy filing of a single customer recorded in the prior year and absent from the current period. Additional expense reductions include $143,000 in wages and benefits and $66,000 in advertising and promotional expense.

Depreciation and Amortization

Depreciation and amortization increased to $4.5 million, or 3.4% of sales, for the three months ended June 30, 2013 compared $4.2 million, or 2.8% of sales for the three months ended June 30, 2012. The $242,000 increase in depreciation and amortization expense is due to increases in capital expenditures made in the previous several quarters, particularly the Company’s new shredder facility in Western New York.

Operating (Loss) Income

Operating income for the three months ended June 30, 2013 decreased by $3.6 million to a loss of $2.0 million for three months ended June 30, 2013 compared to operating income of $1.6 million for the three months ended June 30, 2012 and was a result of the factors discussed above.

Financial and Other Income (Expense)

Interest expense decreased $191,000 to $2.1 million for the three months ended June 30, 2013 compared to $2.3 million for the three months ended June 30, 2012 due primarily to lower average outstanding debt balances.

Other income for the three months ended June 30, 2012, includes income of $334,000 to adjust the Put Warrant liability to its fair value. The fair value adjustment to the Put Warrants for the three months ended June 30, 2013 was immaterial. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.

Other income for the three months ended June 30, 2012 includes a $4.6 million gain related to the settlement reached with the former owners of a previous acquisition with no corresponding amount for the current period.

For the three months ended June 30, 2013, the Company recorded a loss of $49,000 for the Company’s 40% share of loss from its investment in a manufacturer of radiation shielding solutions for the nuclear medicine community compared to a loss of $62,000 for the three months ended June 30, 2012.

Income Taxes

For the three months ended June 30, 2013, the Company recognized income tax benefit of $1.4 million, resulting in an effective tax rate of 34%. For the three months ended June 30, 2012, the Company recognized income tax expense of $1.2 million, resulting in an effective tax rate of 28%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock-based compensation and certain non-deductible expenses.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Consolidated net sales decreased by $44.7 million, or 14.3%, to $267.6 million for the six months ended June 30, 2013 compared to consolidated net sales of $312.3 million for the six months ended June 30, 2012. Acquisitions added $5.2 million to consolidated net sales for the six months ended June 30, 2013. Excluding acquisitions, sales decreased by $49.9 million. The Company reported decreases in average metal selling prices representing $36.5 million and lower selling volumes in most segments amounting to $13.4 million.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales decreased by $14.9 million, or 12.5%, to $104.0 million for the six months ended June 30, 2013, compared to $118.9 million for the six months ended June 30, 2012. Acquisitions added $4.8 million to ferrous sales for the six months ended June 30, 2013. Excluding acquisitions, the $19.7 million ferrous sales decrease was attributable to lower volume sold of 11,000 tons, or 4.0%, amounting to $4.8 million and lower average selling prices totaling $14.9 million. The average selling price for ferrous products was approximately $372 per ton for the six months ended June 30, 2013 compared to $430 per ton for the six months ended June 30, 2012, a decrease of 13.5%.

Non-Ferrous Sales

Non-ferrous sales decreased by $31.6 million, or 20.2%, to $124.8 million for the six months ended June 30, 2013, compared to $156.4 million for the six months ended June 30, 2012. Acquisitions added $245,000 to non-ferrous sales for the six months ended June 30, 2013. Excluding acquisitions, the $31.8 million decrease in non-ferrous sales was due to lower sales volumes amounting to $7.6 million and by lower average selling prices totaling $24.2 million. The average selling price for non-ferrous products, excluding the effect of PGM and Minor Metals was $0.95 per pound for the six months ended June 30, 2013 compared to $1.00 per pound for the six months ended June 30, 2012, a decrease of 5.0%.

Lead Fabricating

Lead Fabricating sales increased by $2.2 million, or 6.3%, to $37.1 million for the six months ended June 30, 2013 compared to $34.9 million for the six months ended June 30, 2012. The increase in sales was due to higher average selling prices amounting to $3.2 million but was offset by lower volume sold totaling $1.0 million. The average selling price of our fabricated lead products was $1.67 per pound for the six months ended June 30, 2013, compared to $1.52 per pound for the six months ended June 30, 2012. Sales volume decreased to 22.3 million pounds for the six months ended June 30, 2013 from 22.9 million pounds for the six months ended June 30, 2012, a decrease of 2.6%.

Operating Expenses

Operating expenses decreased by $34.1 million, or 12.1%, to $247.1 million for the six months ended June 30, 2013 compared to $281.2 million for the six months ended June 30, 2012. Acquisitions added $4.6 million to operating expense for the six months ended June 30, 2012. Excluding acquisitions, the decrease in operating expenses was due to a $37.8 million decrease in the cost of purchased metals due to lower sales volumes and commodity prices and an $879,000 decrease in other operating expenses. These operating expense decreases include outbound freight charges of $1.2 million, lower wages and benefits of $942,000 but were offset by increases in waste, disposal and environmental control expenses of $908,000, production and fabrication supplies of $238,000 and other operating expenses of $76,000.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $2.6 million, or 16.8%, to $12.9 million, or 4.8% of sales, for the six months ended June 30, 2013, compared to $15.5 million, or 4.9% of sales, for the six months ended June 30, 2012. Acquisitions added $270,000 to selling, general and administrative expenses for the six months ended June 30, 2013. Excluding acquisitions, selling, general and administrative expenses decreased by $2.8 million. The decreases include a $1.7 million decrease in bad debt expense due primarily to the Company’s exposure to the bankruptcy filing of a single customer recorded in the prior year and absent from the current period. Additional expense reductions include $1.0 million in wages and benefits, $119,000 in advertising and promotional expense and $269,000 in other selling, general and administrative expenses. These items were offset by increases to insurance expense of $262,000 and consulting and professional fees of $108,000.

Depreciation and Amortization

Depreciation and amortization increased to $8.9 million, or 3.3% of sales, for the six months ended June 30, 2013 compared to $8.2 million, or 2.6% of sales, for the six months ended June 30, 2012. The increase as a percentage of sales was primarily attributable to lower sales. Acquisitions added $102,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased by $650,000 due to increases in capital expenditures made in the previous several quarters.

Operating (Loss) Income

Operating income for the six months ended June 30, 2013 decreased by $8.8 million to a loss of $1.3 million compared to operating income of $7.5 million for the six months ended June 30, 2012 and was a result of the factors discussed above.

Financial and Other Income (Expense)

Interest expense was $4.4 million, or 1.6% of sales, for the six months ended June 30, 2013 compared to $4.6 million, or 1.5% of sales, for the six months ended June 30, 2012. The $200,000 decrease in interest expense was due primarily to lower average outstanding debt balances.

Other income for the six months ended June 30, 2013, includes income of $3,000 to adjust the Put Warrant liability to its fair value as compared to income of $182,000 for the six months ended June 30, 2012. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.

Other income for the six months ended June 30, 2012 includes a $4.6 million gain related to a settlement reached with the former owners of a previous acquisition with no corresponding amount for the current period.

For the six months ended June 30, 2013, the Company recorded a loss of $120,000 for the Company’s 40% share of loss from its investment in a manufacturer of radiation shielding solutions for the nuclear medicine community compared to a loss of $72,000 for the six months ended June 30, 2012.

Income Taxes

For the six months ended June 30, 2013, the Company recognized income tax benefit of $1.9 million, resulting in an effective tax rate of 33%. For the six months ended June 30, 2012, the Company recognized an income tax expense of $2.5 million, resulting in an effective tax rate of 32%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 37% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, Domestic Production Activities Deduction, stock based compensation and certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the six months ended June 30, 2013, we generated $12.9 million of cash from operating activities compared to $8.8 million of operating cash generated for the six months ended June 30, 2012. For the six months ended June 30, 2013, depreciation and amortization expense of $9.4 million; other net noncash items of $848,000 and a $6.6 million change in working capital components were offset by the Company’s net loss of $4.0 million. The changes in working capital components include a decrease in accounts receivable of $3.0 million, a $6.2 million decrease to inventory and a $1.4 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities. These items were offset by a $4.0 million increase to prepaid expenses and other current assets. For the six months ended June 30, 2012, the Company’s net income of $5.2 million and noncash net expense of depreciation and amortization of $8.7 million and other noncash items of $1.8 million was offset by a $6.9 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $21.7 million offset by a $9.6 million decrease to inventory, a $4.0 million decrease to prepaid expenses and other current assets and $1.3 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities.

We used $5.9 million in net cash for investing activities for the six months ended June 30, 2013 compared to using net cash of $16.6 million in the six months ended June 30, 2012. For the six months ended June 30, 2013, we purchased $5.2 million in equipment and capital improvements and paid $700,000 to acquire a business. For the six months ended June 30, 2012, we purchased $15.3 million in equipment, capital improvements and the land and building in Buda, Texas and paid $1.5 million to acquire a business.

During the six months ended June 30, 2013, we used $7.2 million of net cash from financing activities compared to $7.1 million of net cash generated during the six months ended June 30, 2012. For the six months ended June 30, 2013, total new borrowings were $1.6 million. These borrowings proceeds were offset by other debt repayments of $3.1 million, the payment of $275,000 in debt issuance costs related to credit facility amendment with JPMChase and $5.5 million in net repayments of our revolving credit facility. For the six months ended June 30, 2012, total new borrowings were $4.3 million and net borrowings under our revolving credit facility amounted to $13.7 million. We also received $36,000 in proceeds from the exercise of employee stock options. These borrowings and proceeds were offset by debt repayments of $10.4 million and the payment of $423,000 in debt issuance costs related to credit facility amendment with JPMChase.

Financing and Capitalization

Senior Credit Facilities:

On March 2, 2010, we entered into a Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. Through a series of amendments up to and including the Fifth Amendment (“Fifth Amendment”) dated February 17, 2012, the Credit Agreement, as amended, provides for senior secured credit facilities of approximately $113.0 million, including a $110.0 million revolving line of credit (the “Revolver”) and $3.0 million for the remaining balance of a machinery and equipment term loan facility. The Credit Agreement matures on January 23, 2014, however, under the Fifth Amendment, the maturity date will be extended to February 17, 2016, if the aggregate outstanding principal balance of the Company’s 7% Notes is not more than $15.0 million as of December 31, 2013 and we meet certain availability tests.

As amended, the Revolver provides for revolving loans which, in the aggregate, cannot exceed the lesser of $110.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. The Revolver and remaining term loan each bear interest at the “Base Rate” (a rate determined by reference to the prime rate) plus .75% and 2%, respectively, or, at our election, the current LIBOR rate plus 2.75% (an effective rate of 3.15% as of June 30, 2013) for revolving loans. The term loan outstanding under the Credit Agreement had been fully repaid as of March 31, 2013. Under the Credit Agreement, we are subject to certain operating covenants and are restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. In addition, the Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum capital expenditures covenant. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for acquisitions, working capital, and general corporate purposes.

On August 7, 2013, we entered into a Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement. The Ninth Amendment reduces the Revolving Commitment from $110.0 million to $90.0 million and reduces the required minimum availability from $30.0 million to $27.0 million. At such time as we have redeemed, exchanged or retired at least $55.0 million of the Convertible Notes, the minimum availability requirement will reduce to the greater of (a) the greater of (i) $20.0 million and (ii) 24% of the borrowing base and (b) 20% of the Revolving Commitment. The Ninth Amendment retroactively eliminated the minimum quarterly EBITDA covenant for the period ended June 30, 2013 and for the quarterly period ending September 30, 2013. Under the Ninth Amendment, interest on revolving loans will increase from a “Base Rate” (a rate determined by reference to the prime rate) plus .75%, to the Base Rate plus a spread ranging from 1.0% to 1.25% or, at our election, the current LIBOR rate plus a spread of 3.00% to 3.25%. The applicable spread will be determined by availability and the outstanding principal balance of Convertible Notes. At such time as we have maintained a Fixed Charge Coverage Ratio equal to or greater than 1.1 to 1 for two consecutive quarters, interest on the Revolver will decrease from the Base Rate plus .50%, or, at our election, the current LIBOR rate plus a spread of 2.50%. The Ninth Amendment imposes limits of $13.5 million on cumulative annual unfinanced Capital Expenditures and $20.0 million on all cumulative annual Capital Expenditures. The Credit Agreement matures on January 23, 2014; however, under the Ninth Amendment, the maturity date will be extended to January 16, 2017, if the aggregate outstanding principal balance of the Convertible Notes is not more than $15.0 million as of December 31, 2013 and we meet certain availability tests.

As of June 30, 2013, the Revolver had $40.1 million available for borrowing and $2.5 million utilized for outstanding letters of credit. The outstanding balance under the Revolver at June 30, 2013 was $34.0 million.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. providing up to $10.4 million in connection with the Buffalo shredder project. The equipment loan is secured by the shredder and related equipment. The loan bears interest at a rate of 4.77% per annum, requires monthly payments of $110.0 and matures December 2022. The Equipment Financing Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lender. As of June 30, 2013, the outstanding balance under the loan was $9.2 million.

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

As described in Note 7 of the accompanying financial statements, the ratio of the Company’s Consolidated Funded Indebtedness to its trailing twelve month EBITDA exceeded the 3.50 to 1.00 limit under the Notes. Until such time as the Consolidated Funded Indebtedness ratio falls below 3.50 to 1.00, the Company will be restricted from directly or indirectly incurring, guaranteeing or assuming any indebtedness other than “Permitted Indebtedness” (as described under the Notes) and any additional Indebtedness that has no material equity component. Permitted Indebtedness is defined as indebtedness under the Credit Agreement in an aggregate principal amount not to exceed $100.0 million at any time. Additional Indebtedness includes capital leases and equipment notes secured by the underlying equipment leased or purchased.

As of June 30, 2013, the outstanding balance on the Notes was $68.0 million (net of $856,000 in unamortized discount related to the original fair value warrants issued with the Notes).

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

Future Capital Requirements

        As of June 30, 2013, we had $5.2 million in cash and cash equivalents, availability under the Credit Agreement of $40.1 million and total working capital of $10.6 million. As of June 30, 2013, our current liabilities totaled $134.5 million, an increase of $94.6 million from December 31, 2012. The increase in current liabilities reflects the short-term liability classification of the entire $34.0 million outstanding balance of our Credit Agreement due to the potential expiration of the agreement on January 23, 2014 and $68.0 million outstanding balance of Notes pending the possible redemption on June 30, 2014 if so elected by the note holders. We expect to fund current working capital needs, interest payments and capital expenditures through June 30, 2014, with cash on hand and cash generated from operations, supplemented by borrowings available under the current senior credit agreement (described below) and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. The Company’s Credit Agreement matures on January 24, 2014. Under the Ninth Amendment to the Credit Agreement, the maturity date will be extended to January 16, 2017, if the aggregate outstanding principal balance of the Company’s 7% Convertible Notes (the “Notes”) is not more than $15.0 million as of December 31, 2013 and certain availability tests are met. At June 30, 2013, the outstanding principal balance of the Notes was $68.8 million. We cannot guarantee we will be able to reduce the outstanding Convertible Note balance below $15.0 million by December 31, 2013. Additionally, the Notes contain an optional repurchase right exercisable by the note holders that becomes effective on June 30, 2014 under which we would be required to redeem the Notes at par. Should the note holders exercise their rights, the Credit Agreement does not provide sufficient liquidity to repurchase the Notes. We are working with existing lenders, as well as others, to obtain new credit facilities that will provide adequate liquidity beyond the maturity of the Credit Agreement. No assurance can be provided that we will be able to enter into a new credit agreement or that the terms of a new agreement will be as favorable as the terms of the current agreement. We are also considering financing alternatives to provide for the repurchase of the Notes prior to or at the time the note holders exercise their repurchase right. These alternatives may include a new larger credit facility, the potential sale of non-core assets, or accessing capital markets with a new debt or equity offering. No assurance can be given that we will be able to secure the financing to redeem the Notes. Decisions by lenders and investors to enter into such transactions with the Company would depend upon a number of factors, such as the Company’s historical and projected financial performance, compliance with the terms of its current or future credit agreements, industry and market trends, internal policies of prospective lenders and investors, and the availability of capital. No assurance can be given that the Company would be successful in obtaining funds from alternative sources.

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

Business Acquisition

On July 23, 2013, we acquired the assets of a family-owned scrap iron and metal recycling business with facilities in Warren, Pennsylvania and Olean, New York. We expect the acquisition to enhance our position along the border of New York`s Southern Tier and to boost supply materials for the Company`s Buffalo, New York shredder. The purchase price was paid using cash provided under the Company’s credit agreement.

Contingencies

We are involved in certain legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2013, $34.0 million of our outstanding debt consisted of variable rate borrowings under our Credit Agreement with JPMorgan Chase Bank and other lenders. Borrowings under the Credit Agreement bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings were to equal the average borrowings under our Credit Agreement during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $340,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of June 30, 2013.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K for 2012 filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect to the carrying value of our inventories. We have no open commodity price protection agreements as of June 30, 2013.

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

Common stock market price risk

We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of June 30, 2013, the put warrant liability and expense for financial instruments fair value adjustments would have increased by $2,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The following exhibits are filed herewith:

10.15	Ninth Amendment dated August 7, 2013 to Credit Agreement dated as of February 26, 2010 between and among Metalico, Inc. and its subsidiaries signatory thereto as borrowers or guarantors and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.34	Amendment No. 4 dated August 7, 2013 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender.

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC.
(Registrant)

Date: August 9, 2013	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief
Executive Officer

Date: August 9, 2013	By:	/s/ KEVIN WHALEN
Kevin Whalen
Senior Vice President and Chief
Financial Officer (Principal Financial Officer and Principal Accounting Officer)