Form 10-Q
period 2013-09-30
METALICO INC
filed 2013-11-12
CIK 1048685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares of Common stock, par value $.001, outstanding as of November 11, 2013: 48,044,713

METALICO, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$4,552	$5,418
Trade receivables, less allowance for doubtful accounts 2013 - $591; 2012 - $572	59,337	59,067
Inventories	69,470	74,947
Prepaid expenses and other current assets	4,451	5,398
Prepaid and income taxes receivable	7,290	3,656
Deferred income taxes	2,160	2,010

Total current assets	147,260	150,496

Property and equipment, net	100,400	101,580
Goodwill	22,443	54,773
Other intangibles, net	32,108	40,920
Other assets, net	3,777	4,209

Total assets	$305,988	$351,978

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$38,856	$7,887
Current maturities of other long-term debt	67,374	5,249
Accounts payable	22,183	21,185
Accrued expenses and other current liabilities	6,321	5,604

Total current liabilities	134,734	39,925

Long-Term Liabilities
Senior unsecured convertible notes payable	—	67,927
Other long-term debt, less current maturities	15,906	49,325
Deferred income taxes	2,597	11,646
Accrued expenses and other long-term liabilities	1,454	1,480

Total long-term liabilities	19,957	130,378

Total liabilities	154,691	170,303

Commitments and Contingencies (Note 11)

Equity
Metalico, Inc. and Subsidiaries
Common stock	48	48
Additional paid-in capital	185,393	184,111
Accumulated deficit	(34,763)	(3,201)
Accumulated other comprehensive loss	(449)	(449)

Total Metalico, Inc. and Subsidiaries equity	150,229	180,509
Noncontrolling interest	1,068	1,166

Total equity	151,297	181,675

Total liabilities and equity	$305,988	$351,978

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013 and 2012

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(Unaudited)
	($ thousands, except per share data)

Revenue	$135,783	$132,772	$403,375	$445,070

Costs and expenses
Operating expenses	123,613	123,163	370,669	404,329
Selling, general, and administrative expenses	5,914	6,538	18,854	21,992
Impairment charges	38,737	12,130	38,737	12,130
Gain on acquisition	(105)	—	(105)	—
Depreciation and amortization	4,589	4,399	13,533	12,591

	172,748	146,230	441,688	451,042

Operating loss	(36,965)	(13,458)	(38,313)	(5,972)

Financial and other income (expense)
Interest expense	(2,287)	(2,203)	(6,726)	(6,842)
Gain on settlement	—	—	—	4,558
Gain on debt extinguishment	324	—	324	63
Equity in income (loss) of unconsolidated investee	42	69	(78)	(3)
Financial instruments fair value adjustments	—	(3)	3	179
Other	352	(19)	361	16

	(1,569)	(2,156)	(6,116)	(2,029)

Loss before income taxes	(38,534)	(15,614)	(44,429)	(8,001)
Benefit for federal and state income taxes	(10,835)	(4,930)	(12,769)	(2,468)

Consolidated net loss	(27,699)	(10,684)	(31,660)	(5,533)
Net loss attributable to noncontrolling interest	48	—	98	—

Net loss attributable to Metalico, Inc.	$(27,651)	$(10,684)	$(31,562)	$(5,533)

Loss per common share:
Basic	$(0.58)	$(0.22)	$(0.66)	$(0.12)

Diluted	$(0.58)	$(0.22)	$(0.66)	$(0.12)

Weighted Average Common Shares Outstanding:
Basic and diluted	48,035,117	47,563,939	47,909,811	47,539,170

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(Unaudited)
	($ thousands)

Net loss	$(27,699)	$(10,684)	$(31,660)	$(5,533)
Other comprehensive (loss) income, net of tax	—	—	—	—

Comprehensive loss	$(27,699)	$(10,684)	$(31,660)	$(5,533)

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013 and 2012

	2013	2012
	(Unaudited)
	($ thousands)

Cash Flows from Operating Activities
Consolidated net loss	$(31,660)	$(5,533)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	14,319	13,356
Deferred income tax benefit	(9,267)	(2,481)
Provision for doubtful accounts receivable	82	1,837
Provision for loss on vendor advances	34	354
Financial instruments fair value adjustments	(3)	(179)
Loss on sale of property and equipment	109	6
Gain on debt extinguishment	(324)	(63)
Gain on acquisition	(105)	—
Impairment charges	38,737	12,130
Non-cash gain in settlement	—	(1,017)
Equity in loss of unconsolidated investee	78	3
Compensation expense on restricted stock and stock options issued	788	1,224
Excess tax benefit from stock-based compensation	—	25
Other non-cash items	—	35
Change in assets and liabilities, net of acquisitions:
Trade receivables	(352)	(22,145)
Inventories	5,863	11,223
Income taxes receivable, prepaid expenses and other	(2,720)	1,671
Accounts payable, accrued expenses, income taxes payable and other liabilities	2,141	4,471

Net cash provided by operating activities	17,720	14,917

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	158	139
Purchases of property and equipment	(8,316)	(18,569)
Cash paid for business acquisitions, less cash acquired	(1,958)	(1,500)
(Increase) decrease in other assets	(1)	265

Net cash used in investing activities	(10,117)	(19,665)

Cash Flows from Financing Activities
Net (payments) borrowings under revolving lines-of-credit	(577)	11,006
Proceeds from other borrowings	2,139	5,002
Principal payments on other borrowings	(9,306)	(12,265)
Excess tax benefit from stock-based compensation	—	(25)
Debt issuance costs paid	(725)	(426)
Proceeds from issuance of common stock on exercised options	—	37

Net cash (used in) provided by financing activities	(8,469)	3,329

Net decrease in cash	(866)	(1,419)
Cash:
Beginning of period	5,418	5,932

End of period	$4,552	$4,513

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ thousands, except per share data)

(Unaudited)

Note 1 — General

Business

Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”) and (b) lead metal product fabricating (“Lead Fabricating”). Its operating facilities as of September 30, 2013 include thirty scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, and four lead product manufacturing and fabricating plants. The Company markets a majority of its products domestically but maintains several international customers.

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

Liquidity and Risk

The Company expects to fund current working capital needs, interest payments and capital expenditures through June 30, 2014, with cash on hand and cash generated from operations, supplemented by borrowings available under the current senior credit agreement (described below) and potentially available elsewhere, such as vendor financing or other equipment lines of credit. The Company’s Credit Agreement matures on January 24, 2014. Under the Fifth Amendment to the Credit Agreement, the maturity date will be extended to February 17, 2016, if the aggregate outstanding principal balance of the Company’s 7% Convertible Notes (the “Notes”) is not more than $15,000 as of December 31, 2013 and certain availability tests are met. At September 30, 2013, the outstanding principal balance of the Notes was $63,210. The Company cannot guarantee it will be able to reduce the outstanding Notes balance below $15,000 by December 31, 2013. Additionally, the Notes contain an optional repurchase right exercisable by the note holders that becomes effective on June 30, 2014 under which the Company would be required to redeem the Notes at par. The Credit Agreement does not provide sufficient liquidity to repurchase the Notes. The Company is working with its existing lenders, as well as others, to obtain new credit facilities that will provide adequate liquidity beyond the maturity of the Credit Agreement. No assurance can be provided that the Company will be able to enter into a new credit agreement or that the terms of a new agreement will be as favorable as the terms of the current agreement. The Company is also considering financing alternatives to provide for the repurchase of the Notes prior to or at the time the note holders exercise their repurchase right. These alternatives may include a new larger credit facility, the potential sale of non-core assets, or accessing capital markets with a new debt or equity offering. No assurance can be given that the Company will be able to secure the financing to redeem the Notes.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU No. 2013-11 requires an entity to net its liability for unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating losses or similar tax loss carryforwards, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available as of reporting date to settle any additional income taxes resulting from disallowance of the uncertain tax position or the entity does not intend to use these carryforwards for this purpose. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2013 and interim periods within those years. This new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 2 — Business Acquisitions and Dissolutions

Business acquisition (scrap metal recycling segment): On July 22, 2013, the Company, through its Goodman Services, Inc. subsidiary, acquired substantially all of the assets, including real property, of Segel & Son, Inc. a family-owned scrap iron and metal recycling business with facilities in Warren, Pennsylvania and Olean, New York. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby in suburban Buffalo. The purchase price was paid using cash provided under the Company’s Credit Agreement. The preliminary allocation of the purchase price resulted in a bargain purchase gain of $105 (net of $67 in deferred income taxes) and no goodwill was recorded. The Company also issued common stock valued at $25 to a former Segel officer as an inducement to enter into a one year employment agreement. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

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

Business dissolution (scrap metal recycling segment): On April 1, 2013, the Company’s Joint Venture operations in Ithaca, New York automatically terminated under the terms of the joint venture agreement. On September 6, 2013, upon final dissolution, the Company recorded a gain of $348 that is reported in other income for the three and nine months ended September 30, 2013.

Note 3 — Inventories

Inventories as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012

Raw materials	$5,522	$7,832
Work-in-process	7,828	8,791
Finished goods	6,977	7,141
Ferrous scrap metal	26,144	22,120
Non-ferrous scrap metal	22,999	29,063

	$69,470	$74,947

Note 4 — Goodwill and Other Intangibles

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. For the nine months ended September 30, 2013, the Company experienced significantly lower commodity prices than was forecasted in the previous year‘s impairment analysis. When comparing actual year-to-date operating results to forecast for most reporting units in its Scrap Metal Recycling segment the Company’s operating results differed significantly enough to determine that impairment to the carrying value of its goodwill was probable. The Company has also experienced an extended period in which the stated value of its Shareholder’s equity materially exceeded its market capital value. Based on these factors the Company performed an interim goodwill impairment test at September 30, 2013 for all of its reporting units. As a result of the impairment tests performed, the Company was required to record a preliminary goodwill impairment charge of $32,330 to several reporting units in its Scrap Metal Recycling segment and an impairment charge of $1,100 to a trade name that the Company no longer expects to use. The Company used primarily Level 3 inputs (as described in Note 14) to estimate the fair value of its reporting units. Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2013 were as follows:

	Scrap Metal Recycling	Lead Fabrication	Corporate and Other	Consolidated

December 31, 2012	$49,405	$5,368	$—	$54,773
Acquired during the period	—	—	—	—
Impairment charges	(32,330)	—	—	(32,330)

September 30, 2013	$17,075	$5,368	$—	$22,443

The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Based on the comparison of year-to-date operating results to forecast and the degree to which those results differed from forecast, the Company also tested its other intangible assets for impairment as of September 30, 2013. As result of the testing, the Company recorded an impairment charge of $5,307 to write-down the carrying value of a supplier list at its Ohio Scrap Recycling Reporting Unit. As indicated above, actual operating results for the nine months ended September 30, 2013 differed materially from forecasted results due primarily to lower commodity prices than was anticipated. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At September 30, 2013, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of September 30, 2013 and December 31, 2012 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount
September 30, 2013

Covenants not-to-compete	$6,514	$(2,042)	$—	$4,472
Trademarks and tradenames	5,975	—	(1,100)	4,875
Supplier relationships	40,330	(12,659)	(5,307)	22,364
Know-how	397	—	—	397

	$53,216	$(14,701)	$(6,407)	$32,108

December 31, 2012

Covenants not-to-compete	$6,514	$(1,459)	$—	$5,055
Trademarks and tradenames	6,075	—	(100)	5,975
Supplier relationships	40,330	(10,837)	—	29,493
Know-how	397	—	—	397

	$53,316	$(12,296)	$(100)	$40,920

The changes in the net carrying amount of amortizable intangible assets by classifications for the nine months ended September 30, 2013 were as follows:

	Covenants Not-to- Compete	Supplier Relationships

Balance, December 31, 2012	$5,055	$29,493
Acquisitions/additions	—	—
Amortization	(583)	(1,822)
Impairment charges	—	(5,307)

Balance, September 30, 2013	$4,472	$22,364

Amortization expense on finite-lived intangible assets for the three and nine months ended September 30, 2013 was $802 and $2,405, respectively. Amortization expense on finite-lived intangible assets for the three and nine months ended September 30, 2012 was $719 and $2,079, respectively. Estimated aggregate amortization expense on amortized intangible assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2013	$698
2014	2,676
2015	2,834
2016	2,788
2017	2,401
Thereafter	15,439

$26,836

Note 5 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013			December 31, 2012
	Current	Long- Term	Total	Current	Long- Term	Total
Environmental monitoring costs	$128	$786	$914	$157	$786	$943
Payroll and employee benefits	1,826	544	2,370	937	543	1,480
Interest and bank fees	884	—	884	963	—	963
Customer obligations	990	—	990	954	—	954
Other	2,493	124	2,617	2,593	151	2,744

	$6,321	$1,454	$7,775	$5,604	$1,480	$7,084

Note 6 — Stock Options and Stock-Based Compensation

Stock-based compensation expense was $203 and $386 for the three months ended September 30, 2013 and 2012, respectively, and $788 and $1,224 for the nine months ended September 30, 2013 and 2012, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.

The fair value of the stock options granted in the nine months ended September 30, 2013 and 2012 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

Black-Scholes Valuation Assumptions (1)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Weighted average expected life (in years) (2)	5.0	5.0
Weighted average expected volatility (3)	81.08%	83.84%
Weighted average risk free interest rates (4)	1.32%	1.04%
Expected dividend yield	—	—

(1)	Forfeitures are estimated based on historical experience.
(2)	The expected life of stock options is estimated based on historical experience.
(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.
(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the nine months ended September 30, 2013 were as follows:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	1,762,385	$7.20
Options granted	3,500	$1.48
Options exercised	—	—
Options forfeited or expired	(709,597)	$11.91

Options outstanding, end of period	1,056,288	$4.00

Options exercisable, end of period	1,050,684	$4.01

The weighted average fair value for the stock options granted during the nine months ended September 30, 2013 was $0.96. The weighted average remaining contractual term and the aggregate intrinsic value of both options outstanding and options exercisable as of September 30, 2013 was 1.5 years and $0, respectively.

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

There were no stock options exercised during the nine months ended September 30, 2013. The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 was $6.

As of September 30, 2013, total unrecognized stock-based compensation expense related to stock options was $3, which is expected to be recognized over a weighted average period of 2.6 years.

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

Changes in the Company’s deferred stock awards for the nine months ended September 30, 2013 were as follows:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	483,390	$2.79
Stock awards granted	30,000	$1.46
Stock awards cancelled/forfeited	(12,933)	$3.06
Stock awards vested and issued	(82,971)	$4.99

Outstanding at end of period	417,486	$2.25

As of September 30, 2013, total unrecognized stock-based compensation expense related to stock awards was $583, which is expected to be recognized over a weighted average period of 1.5 years.

Note 7 — Short and Long-Term Debt

On March 2, 2010, the Company entered into the Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. Through a series of amendments up to and including the Ninth Amendment (“Ninth Amendment”) dated August 7, 2013, the Credit Agreement, as amended, provides for senior secured credit facilities consisting of a $90,000 revolving line of credit (the “Revolver”). At such time as the Company has redeemed, exchanged or retired at least $55,000 of the Notes, a minimum availability requirement of $27,000 will reduce to the greater of (a) the greater of (i) $20,000 and (ii) 24% of the borrowing base and (b) 20% of the Revolving Commitment. The Ninth Amendment retroactively eliminated the minimum quarterly EBITDA covenant for the period ended June 30, 2013 and for the quarterly period ended September 30, 2013. The Credit Agreement matures on January 23, 2014; however, under the Ninth Amendment, the maturity date will be extended to January 16, 2017, if the aggregate outstanding principal balance of the Notes is not more than $15,000 as of December 31, 2013 and the Company meets certain availability tests.

As amended, the Revolver provides for revolving loans which, in the aggregate, cannot exceed the lesser of $90,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. The Revolver bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus a spread ranging from 1.0% to 1.25% or, at the Company’s election, the current LIBOR rate plus a spread of 3.00% to 3.25% (an effective rate of 3.24% as of September 30, 2013). The applicable spread is determined by availability and the outstanding principal balance of Notes. Under the Credit Agreement, the Company is subject to certain operating covenants and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. At such time as the Company has maintained a Fixed Charge Coverage Ratio equal to or greater than 1.1 to 1 for two consecutive quarters, interest on the Revolver will decrease to the Base Rate plus .50%, or, at the Company’s election, the current LIBOR rate plus a spread of 2.50%. The Ninth Amendment imposes limits of $13,500 on cumulative unfinanced Capital Expenditures for the first nine months of 2013 and $20,000 on all cumulative annual Capital Expenditures.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for acquisitions, working capital, and general corporate purposes.

As of September 30, 2013, the Revolver had $36,111 available for borrowing and $2,494 utilized for outstanding letters of credit. The outstanding balance under the Credit Agreement at September 30, 2013 and December 31, 2012 was $38,856 and $40,100, respectively. As the conditions described above to extend the Credit Agreement past January 23, 2014 are not certain to be met, the entire outstanding balance as of September 30, 2013 is reflected as a current liability.

Listed below are the material debt covenants as prescribed by the Credit Agreement. As of September 30, 2013, the Company was in compliance with such covenants.

Maximum Unfinanced Cumulative Capital Expenditures - Period beginning January 1 through September 30, 2013, must not exceed covenant.

Covenant	$13,500
Actual year to date	$6,177

Year 2013 Capital Expenditures - Year 2013 annual capital expenditures must not exceed covenant.

Covenant	$20,000
Actual year to date	$8,316

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10,418. The loan is secured by the Buffalo, New York shredder and related equipment. The loan bears interest at a rate of 4.77% per annum and requires monthly payments of $110 and matures December 2022. The Equipment Finance Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lenders. The Company notified First Niagara of its potential non-compliance with certain covenants under the Credit Agreement as of June 30, 2013 and the Company and First Niagara entered into an amendment adopting the covenant modifications prescribed by the Ninth Amendment. As of September 30, 2013 and December 31, 2012, the outstanding balance under the First Niagara loan was $8,962 and $9,615, respectively.

Senior Unsecured Notes Payable:

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100,000 of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of the Company’s common stock (“Note Shares”). The Notes are convertible to common stock at all times. The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Purchasers on June 30, 2014, April 30, 2016 and April 30, 2020, whereby each Note Purchaser will have the right to require the Company to redeem the Notes at par and (ii) an optional redemption right exercisable by the Company which began on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ends on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date. From and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.

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

Listed below is the material debt limit (incurrence test) as prescribed by the Notes.

Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed limit,

Limit	3.5 to 1.0
Actual	3.3 to 1.0

On September 6, 2013, the Company repurchased convertible notes totaling $5,600 for $4,984 using proceeds of the Revolver described above resulting in a gain of $324 net of $68 in unamortized discount and $224 in unamortized deferred financing costs.

As of September 30, 2013 and December 31, 2012, the outstanding balance on the Notes was $62,435 and $67,927, respectively (net of $775 and $883, respectively, in unamortized discount related to the original fair value of warrants issued with the Notes).

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of September 30, 2013, are as follows:

Twelve months ending September 30:	Amount
2014	$107,005
2015	4,431
2016	3,388
2017	2,017
2018	1,421
Thereafter	4,649

$122,911

The above table assumes that the Credit Agreement will terminate on January 23, 2014 and that the Note Purchasers will elect to exercise their repurchase rights on June 30, 2014.

Note 8 — Equity

A reconciliation of the activity in Equity accounts for the nine months ended September 30, 2013 is as follows:

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

Balance December 31, 2012	$48	$184,111	$(3,201)	$(449)	$1,166	$181,675

Net loss	—	—	(31,562)	—	(98)	(31,660)
Issuance of 68,132 shares of common stock on deferred stock vesting, net of tax withholding repurchase	—	(6)	—	—	—	(6)
Stock based compensation	—	788	—	—	—	788
Issuance of 291,629 shares of common stock for investment in joint venture	—	500	—	—	—	500

Balance September 30, 2013	$48	$185,393	$(34,763)	$(449)	$1,068	$151,297

Stock Purchase Warrants:

In connection with the Notes issued on May 1, 2008, the Company issued 250,000 Put Warrants. The Company also issued 1,169,231 Put Warrants in connection with the issuance of common stock on March 27, 2008. These warrants are free-standing financial instruments which, upon a change in control of the Company, may require the Company to repurchase the warrants at their then-current fair market value. Accordingly, the warrants are accounted for as long-term liabilities and marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustments” in the condensed consolidated statements of operations. The warrants expire 6 years from the date of issue.

At September 30, 2013 and December 31, 2012, the estimated fair value of warrants outstanding on those dates was $0 and $3, respectively. The change in fair value of the Put Warrants resulted in expense of $0 and $3 for the three months ended September 30, 2013 and 2012, respectively, and income of $3 and $179 for the nine months ended September 30, 2013 and 2012, respectively.

The recorded liability as described above would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.

Accumulated Other Comprehensive Loss:

There were no additions to or reclassifications out of accumulated other comprehensive loss attributable to the Company for the three and nine months ended September 30, 2013 and 2012. The components of accumulated other comprehensive loss, net of tax benefit of $297, are as follows:

	September 30, 2013	December 31, 2012

Unrecognized actuarial losses of defined benefit pension plan	$(449)	$(449)

Note 9 — Statements of Cash Flows Information

The following describes the Company’s noncash investing and financing activities:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Issuance of common stock as compensation (see Note 2)	$25	$—
Issuance of common stock for business acquisitions (see Note 2)	$500	$—

The Company paid $5,863 and $6,225 in cash for interest expense in the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, the Company made cash income tax payments of $156 and received cash refunds of $22. For the nine months ended September 30, 2012, the Company made cash income tax payments of $866 and received cash refunds of $3,261.

Note 10 — Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of EPS for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS

Net loss attributable to Metalico, Inc	$(27,651)	48,035,117	$(0.58)	$(10,684)	47,563,939	$(0.22)

For the three months ended September 30, 2013, there were 1,419,231 warrants, 1,056,288 options, 417,486 deferred shares and 4,514,990 shares issuable upon conversion of Notes excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. For the three months ended September 30, 2012, 1,419,231 warrants, 1,772,135 options, 195,698 deferred shares and 4,914,990 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS

Net loss attributable to Metalico, Inc	$(31,562)	47,909,811	$(0.66)	$(5,533)	47,539,170	$(0.12)

For the nine months ended September 30, 2013, there were 1,419,231 warrants, 1,056,288 options, 417,486 deferred shares and 4,514,990 shares issuable upon conversion of Notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive. For the nine months ended September 30, 2012, 1,419,231 warrants, 1,772,135 options, 195,698 deferred shares and 4,914,990 shares issuable upon conversion of convertible notes were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

Note 11 — Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of September 30, 2013 and December 31, 2012, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $914 and $943, respectively. No further remediation is anticipated. Of the $914 accrued as of September 30, 2013, $128 is reported as a current liability and the remaining $786 is estimated to be paid as follows: $70 from 2014 through 2016, $75 from 2017 through 2018 and $641 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

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

Employee Matters

As of September 30, 2013, approximately 8% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Thirty-nine employees located at the Company’s facility in Granite City, Illinois were represented by the United Steelworkers of America and seventeen employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. The agreement with the Joint Board expires on June 25, 2014. The agreement with the United Steelworkers of America expires on March 15, 2014.

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 12 — Segment Reporting

The Company has defined two reportable segments: Scrap Metal Recycling and Lead Fabricating. In previous periods, the Company reported three operating segments. However, due to the reduction in operating activity, the Company’s PGM and Minor Metal Recycling unit has been absorbed into the Scrap Metal Recycling unit effective January 1, 2013 and previously reported amounts have been adjusted to reflect this change. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the three and nine months ended September 30, 2013 and 2012 for these segments:

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
	For the three months ended September 30, 2013
Revenues from external customers	$117,748	$18,035	$—	$135,783
Operating (loss) income	(38,384)	1,040	379	(36,965)

	For the three months ended September 30, 2012
Revenues from external customers	$115,044	$17,728	$—	$132,772
Operating (loss) income	(14,984)	1,417	109	(13,458)

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
	As of and for the nine months ended September 30, 2013
Revenues from external customers	$348,264	$55,111	$—	$403,375
Operating (loss) income	(42,371)	3,619	439	(38,313)
Total assets	250,103	43,652	12,233	305,988

	As of and for the nine months ended September 30, 2012
Revenues from external customers	$392,474	$52,596	$—	$445,070
Operating income	(9,586)	3,012	602	(5,972)
Total assets	314,605	42,926	11,163	368,694

Note 13 — Income Taxes

The Company files income tax returns in the federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2007. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three months ended September 30, 2013 and 2012 was 28% and 32%, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2013 and 2012 was 29% and 31%, respectively. The effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, impairment charges for certain intangible assets, stock-based compensation and certain other non-deductible expenses.

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

The Company has determined that the fair value of its 7% Notes is unascertainable due to the lack of a public trading market and the inability to obtain financing with similar terms in the current economic environment. The Notes contain an optional repurchase right exercisable by the Note Purchasers on June 30, 2014, April 30, 2016 and April 30, 2020, whereby each Note Purchaser will have the right to require the Company to redeem the Notes at par. The Notes are included in the condensed consolidated balance sheet as of September 30, 2013 at $62,435 which is inclusive of unamortized discount of $775. The Notes are unsecured, bear interest at 7% per annum, payable in cash, and will mature in April 2028. However, due to the short-term nature of the repurchase right, the Company considers the reported value of the Notes to approximate their fair value.

Put Warrants: The carrying amounts are equal to fair value based upon the Black-Scholes method calculation.

The majority of the Company’s non-financial instrument assets, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument asset is required to be evaluated for impairment, based upon a comparison of the non-financial instrument asset’s fair value to its carrying value, an impairment charge is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

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

September 30, 2013
Liabilities	Level 1	Level 2	Level 3	Total
Put Warrants	—	—	—	—

	December 31, 2012
Liabilities	Level 1	Level 2	Level 3	Total
Put Warrants	—	—	$3	$3

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants: The put warrants are valued using the Black-Scholes method. The weighted average value per outstanding warrant at September 30, 2013 is computed to be $0.00 using a discount rate of 0.10% and an average volatility factor of 57.8% and a $1.40 per share closing market price of the Company’s common stock as of that date. The weighted average value per outstanding warrant at December 31, 2012 is computed to be $0.002 using a discount rate of 0.25% and an average volatility factor of 56.5% and a $1.96 per share closing market price of the Company’s common stock as of that date. Increases or decreases in the market price of the Company’s common stock have a corresponding effect on the fair value of this liability. For example, if the price of the Company’s common stock was $1.00 higher as of September 30, 2013, the put warrant liability and expense for financial instruments fair value adjustments would not have materially increased.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	Put Warrants	Put Warrants

Beginning balance	$—	$17
Total unrealized losses included in earnings	—	3

Ending balance	$—	$20

The amount of loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$—	$(3)

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	Put Warrants	Put Warrants

Beginning balance	$3	$199
Total unrealized gains included in earnings	(3)	(179)

Ending balance	$—	$20

The amount of gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$3	$179

As of September 30, 2013 and 2012, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

	September 30, 2013
Assets	Level 1	Level 2	Level 3	Total
Goodwill – Scrap Metal Recycling Reporting units	—	—	$17,075	$17,075
Other intangible assets – Scrap Metal Recycling Reporting units	—	—	$4,100	$4,100

	September 30, 2012
Assets	Level 1	Level 2	Level 3	Total
Goodwill – Scrap Metal Recycling Reporting units	—	—	$8,762	$8,762
Other intangible assets – Scrap Metal Recycling Reporting units			1,100	1,100

A reconciliation of the beginning and ending balances for assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	Goodwill Scrap Metal Recycling Reporting Units	Goodwill Scrap Metal Recycling Reporting Units

Beginning balance	$49,405	$20,792
Total impairment charges included in earnings	32,330	12,030

Ending balance	$17,075	$8,762

The amount of impairment charges for the period included in earnings attributable to the change in fair value relating to goodwill still held at the reporting date	$(32,330)	$(12,030)

	Other Intangible Assets Scrap Metal Recycling Reporting Units	Other Intangible Assets Scrap Metal Recycling Reporting Units

Beginning balance	$10,507	$1,200
Total impairment charges included in earnings	6,407	100

Ending balance	$4,100	$1,100

The amount of impairment charges for the period included in earnings attributable to the change in fair value relating to goodwill still held at the reporting date	$(6,407)	$(100)

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

General

We operate in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of September 30, 2013 included thirty scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, Olean, Syracuse and Jamestown, New York; Akron, Youngstown and Warren, Ohio: Elizabeth, New Jersey; Buda, Texas; Gulfport, Mississippi; Pittsburgh, Brownsville, Sharon, Conway, West Chester, Quarryville, Warren and Bradford, Pennsylvania; and Colliers, West Virginia; an aluminum de-ox plant co-located with our scrap yard in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama; Healdsburg and Ontario, California; and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

Overview of Quarterly Results

The following items represent a summary of financial information for the three months ended September 30, 2013 compared with the three months ended September 30, 2012:

•	Sales increased to $135.8 million, compared to $132.8 million.

•	Operating loss increased to a loss of $37.0 million (including impairment charges of $38.7 million), compared to an operating loss of $13.5 million (including impairment charges of $12.1 million).

•	Net loss of $27.7 million, compared to a net loss of $10.7 million.

•	Net loss of $0.58 per diluted share, compared to a net loss of $0.22 per diluted share.

The following items represent a summary of financial information for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012:

•	Sales decreased to $403.4 million, compared to $445.1 million.

•	Operating loss increased to a loss of $38.3 million (including impairment charges of $38.7 million), compared to operating loss of $6.0 million (including $12.1 million of impairment charges).

•	Net loss of $31.6 million, compared to a net loss of $5.5 million.

•	Net loss of $0.66 per diluted share, compared to a net loss of $0.12 per diluted share.

Market Conditions and Outlook

The scrap recycling industry is highly cyclical and commodity metal prices can be volatile and fluctuate widely. Such volatility can be due to numerous factors beyond our control, including but not limited to general domestic and global economic conditions, including metal market conditions, competition, the financial condition of our major suppliers and consumers and international demand for domestically produced scrap.

Although we seek to turn over our inventory of raw or processed scrap metals as rapidly as markets dictate, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Our estimates of future earnings could prove to be unreliable because of the unpredictability and potential magnitude of commodity price swings and the related effect on scrap volume purchases and shipments.

The volatile nature of metal commodity prices makes it difficult for us to predict future revenue trends as shifting international and domestic demand can significantly impact the prices of our products, supply and demand for our products and affect anticipated future results. However, looking ahead we expect continued moderate economic improvement in the manufacturing and industrial sectors.

Domestic steel production has been steady this year at 76% of reported industry capacity. Finished steel prices have been rising of late supported by strong demand for automotive and energy related products, although some of the demand is being met by rising imports. After a series of scheduled and unscheduled outages, domestic mills are coming back on line, looking to melt scrap, build inventories and increase production.

Demand and prices for export ferrous scrap are improving. Scrap availability is already tight and expected to become more competitive with the onset of potentially disruptive winter weather. Consequently, given rising domestic and export demand, we expect to see higher ferrous scrap selling prices and fierce competition for supply in the months ahead.

Pricing for aluminum, copper and other non-ferrous metals has been flat to trending lower for most of the year. This trend is expected to stay intact for the remainder of the year. However, demand for metal units for export and domestic consumers remains firm. We anticipate that fourth quarter non-ferrous shipments will be slightly below the third quarter levels and that pricing will trend sideways until early next year. We expect prices for platinum and palladium to gradually improve after mediocre performance so far this year. Sourcing and supply of catalyst material is anticipated to remain quite competitive consistent with the recent past. Molybdenum and tantalum prices continue to exhibit weakness after setting stable but lower floors amidst sluggish demand from manufacturers.

In 2014, we expect demand for aluminum, and hopefully pricing, to increase, driven by growing demand from the automotive sector to lower vehicle weight and improve mileage. Nickel prices should remain subdued, lulled by low demand, under-utilization of production capacity and record high warehouse metal inventories.

We expect the financial performance of our Lead Fabricating segment to remain consistent with recent past quarters. Volume shipments should also be consistent with third quarter, aided by favorable product mix and stable raw material costs.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

Accounts receivable consist of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $591,000 at September 30, 2013 and $572,000 at December 31, 2012. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

We assess qualitative factors to determine whether it is more likely than not that the fair value of any of our reporting units is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.

For the nine months ended September 30, 2013, we have experienced a highly competitive environment in sourcing scrap material combined with lower commodity prices resulting in weaker than expected results. We have also experienced an extended period in which the stated value of Shareholder’s equity materially exceeded our market capital value. Based on the comparison of our year to date results to our forecasted results though September 30, 2013, the degree to which our results differed from our forecast for most of our Scrap Metal Recycling reporting units, and the material difference between our stated equity and our market capital value, we performed an interim quantitative goodwill impairment assessment at September 30, 2013.

Based on management’s assessment of future operating results, we have determined the fair values of certain reporting units, calculated using discounted cash flow analyses as more fully described below, was less than their respective carrying values as of September 30, 2013 and resulted in preliminary impairment charges of $32,330.

At December 31, 2012, we had identified six reporting units with recorded goodwill. The aggregate of these reporting units represented 91% of our consolidated revenues for the year then ended. After giving effect to the impairment charges described above, a list of our reporting units and the amount of goodwill remaining in each reporting unit as of September 30, 2013, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded

Lead Fabricating	$5,369
New York State Scrap Recycling	10,966
Bradford, PA Scrap Recycling	3,944
New Jersey PGM Recycling	2,164

Total	$22,443

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

A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes, profit margins, tax rates, capital spending, discount rates, and working capital changes. Forecasts of operating and selling, general and administrative expenses are generally based on historical relationships of previous years. We use an equity value approach to determine the carrying and fair values of our reporting units. When applying the DCF model, the cash flows expected to be generated are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return is an overall rate based upon the rates of return for invested capital on an enterprise basis. For our September 30, 2013 analysis, using the build-up method under the Modified Capital Asset Pricing (“CAPM”) model, we arrived at a discount rate of 13.03%, reflecting the weighted average cost of debt and equity capital using a ratio based on the capital structure of market participants. The discount rate was derived from the following inputs (i) a risk free rate of return of 3.41%, based on the yield of the 20-year U.S Treasury note as of September 30, 2013, (ii) an equity risk premium, multiplied by an average market beta of market participants in the industry which Metalico operates, resulting in a rate of 8.43%, (iii) the tax affected rate for Baa rated Corporate Bond Yields of 3.51%, (iv) a company size risk premium of 6.03% and (v) a company specific risk premium of 1.50%.

At December 31, 2012, we performed our annual impairment testing. Based on our DCF analysis as of that date, we determined the computed fair value of some of our reporting units did not exceed their respective carrying values and we were required to record goodwill impairment charges in our Ohio and Pittsburgh scrap metal recycling reporting units. For the reporting units where the fair value exceeded their carrying values, we measured the sensitivity of the amount of potential future goodwill impairment charges to changes in key assumptions. Three of our reporting units, New York State Scrap Recycling, Minor Metals Recycling and Bradford, Pennsylvania Scrap Recycling had fair values that exceeded carrying values by less than 20%, an amount that we deem substantial. As reflected in our 2012 Annual Report, the use of different assumptions in the December 2012 assessment for these reporting units, including lower forecasted cash flows, may have indicated that impairments existed. As described above, these three reporting units, and all others, did not meet the forecasts used in the December 2012 impairment assessments, and as a result, we completed full impairment testing again as of September 30, 2013. The September assessment identified that two of these reporting units had goodwill impairment.

We believe the assumptions used in our impairment analysis forecasts are reasonable based on our prior operating history, our expectations of future performance and stable economic conditions. However, if our expectations about our future performance do not materialize due to persistent adverse economic conditions in the future, it is possible that we could have additional material impairment charges against earnings in a future period.

Intangible Assets and Other Long-lived Assets

We test finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. Through September 30, 2013, management determined that the shortfall in year to date operating results as compared to forecast was an indication that required an interim impairment test. As result of the testing, we recorded an impairment charge of $5,307 to write-down the carrying value of a supplier list. No adjustments were made to the estimated lives of finite-lived assets.

We test indefinite-lived intangibles such as trademarks and trade names for impairment annually and whenever events or circumstances indicate that impairment may have occurred by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and we will record impairment. Through September 30, 2013, no indicators of impairment were identified except for the trade name used at our Texas recycling facility which we no longer expect to use for which we recorded a $1.1 million impairment charge in the quarter ended September 30, 2013.

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

RESULTS OF OPERATIONS

The Company is divided into two industry segments: Scrap Metal Recycling, which includes three general product categories: ferrous, non-ferrous and other scrap services and Lead Fabricating. In previous periods, we reported three operating segments. However, due to the reduction in operating activity, our PGM and Minor Metal Recycling unit have been absorbed into the Scrap Metal Recycling segment effective January 1, 2013 and previously reported amounts have been adjusted to reflect this change.

The following table sets forth information regarding revenues in each segment

	Revenues
	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012			Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	($s, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	152.2	$55,670	41.0	134.3	$49,706	37.4	431.5	$159,661	39.6	410.7	$168,571	37.9
Non-ferrous metals (lbs.)	45,436	60,951	44.9	43,598	64,257	48.4	134,934	185,702	46.0	137,326	220,664	49.6
Other	—	1,127	0.8	—	1,081	0.8	—	2,901	0.7	—	3,239	0.7

Total Scrap Metal Recycling		117,748	86.7		115,044	86.6		348,264	86.3		392,474	88.2
Lead Fabricating (lbs.)	10,361	18,035	13.3	11,254	17,728	13.4	32,627	55,111	13.7	34,200	52,596	11.8

Total Revenue		$135,783	100.0		$132,772	100.0		$403,375	100.0		$445,070	100.0

The following table sets forth information regarding our average selling prices for the past seven quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix. Average non-ferrous pricing below excludes the affect of PGM and Minor Metals.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.	Average Lead Price per lb.

September 30, 2013	$366	$0.95	$1.74
June 30, 2013	$368	$0.92	$1.69
March 31, 2013	$377	$0.98	$1.64
December 31, 2012	$377	$0.99	$1.65
September 30, 2012	$370	$0.98	$1.58
June 30, 2012	$418	$1.01	$1.54
March 31, 2012	$443	$0.99	$1.50

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Consolidated net sales increased by $3.0 million, or 2.3%, to $135.8 million for the three months ended September 30, 2013 compared to consolidated net sales of $132.8 million for the three months ended September 30, 2012. Acquisitions added $2.7 million to consolidated net sales for the quarter ended September 30, 2013. Excluding acquisitions the Company reported increases in selling volume amounting to $4.6 million offset by decreases in average metal selling prices representing $4.3 million.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales increased by $6.0 million, or 12.1%, to $55.7 million for the three months ended September 30, 2013, compared to $49.7 million for the three months ended September 30, 2012. Acquisitions added $2.4 million to ferrous sales for the three months ended September 30, 2013. Excluding acquisitions, the $3.6 million increase in ferrous sales was attributable to higher volumes sold, amounting to $3.9 million, due primarily to production increases at two of our shredder facilities, offset by lower average selling prices amounting to $307,000. The average selling price for ferrous products was $366 per ton for the three months ended September 30, 2013 compared to $370 per ton for the three months ended September 30, 2012.

Non-Ferrous Sales

Non-ferrous sales decreased by $3.3 million, or 5.1%, to $61.0 million for the three months ended September 30, 2013, compared to $64.3 million for the three months ended September 30, 2012. Acquisitions added $60,000 to non-ferrous sales. Excluding acquisitions, the decrease in non-ferrous sales was due to lower average selling prices amounting to $5.5 million offset by an increase in non-ferrous volume sold of $2.2 million. Production increases at two of our shredder facilities attributed to increases in non-ferrous material. The average selling price for non-ferrous products, excluding the effect of PGM and Minor Metals, was $0.95 per pound for the three months ended September 30, 2013 compared to $0.98 per pound for the three months ended September 30, 2012.

Lead Fabrication

Lead Fabricating sales increased by $307,000, or 1.7%, to $18.0 million for the three months ended September 30, 2013 compared to $17.7 million for the three months ended September 30, 2012. The increase in sales was due to higher average selling prices amounting to $1.7 million offset by lower volume sold totaling $1.4 million. The average selling price of our lead fabricated products was approximately $1.74 per pound for the three months ended September 30, 2013, compared to $1.58 per pound for the three months ended September 30, 2012. The price increase is largely attributable to a change in product mix more heavily weighed by higher value-add sales. Sales volume decreased to 10.4 million pounds for the three months ended September 30, 2012 from 11.3 million pounds for the three months ended September 30, 2012, a decrease of 7.9%.

Operating Expenses

Operating expenses increased by $450,000, or 0.4%, to $123.6 million for the three months ended September 30, 2013 compared to $123.2 million for the three months ended September 30, 2012. Acquisitions added $2.5 million to operating expenses for the quarter ended September 30, 2013. Excluding acquisitions, operating expenses decreased by $2.0 million. The decrease in operating expenses was due to a $2.1 million decrease in the cost of purchased metals, due primarily to lower commodity prices, offset by a $108,000 increase in other operating expenses. These other operating expense increases include $213,000 in production and fabricating supplies used primarily in our lead fabricating operations, $182,000 in waste and disposal expenses related primarily to the waste material produced by the New York shredding facility which has increased production, outbound freight charges of $100,000 and equipment and vehicle repairs and maintenance expenses of $96,000. These expense increases were offset by a reduction in wages and benefits of $310,000 due primarily to reduction in accrued bonuses, energy prices of $109,000 and other operating expense of $64,000.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $624,000, or 9.5%, to $5.9 million, or 4.4% of sales, for the three months ended September 30, 2013, compared to $6.5 million, or 4.9% of sales, for the three months ended September 30, 2012. Acquisitions added $108,000 in selling, general and administrative expenses for the quarter ended September 30, 2013. The decreases include $313,000 in wages and benefits, $180,000 in consulting and professional fees, $104,000 in insurance expenses, $93,000 in advertising and promotional and $42,000 in other expenses.

Depreciation and Amortization

Depreciation and amortization increased to $4.6 million, or 3.4% of sales, for the three months ended September 30, 2013 compared to $4.4 million, or 3.3% of sales for the three months ended September 30, 2012. Acquisitions added $51,000. The remaining $139,000 increase in depreciation and amortization expense is due primarily to $80,000 in amortization expense for two non-compete agreements not present in the previous year’s quarter.

Impairment charges

We recognized total goodwill and intangible impairment charges of $38.7 million for the three months ended September 30, 2013 compared to $12.1 million for the three months ended September 30, 2012. Based on the comparison of our actual year to date operating results through September 30, 2013, to the forecasted results used in our annual impairment test at December 31, 2012, and the degree to which our results differed from the forecast for most of our reporting units due to a competitive sourcing environment and lower selling prices, we performed an interim goodwill impairment test at September 30, 2013. Using revised forecasts, we determined that the fair value of several of our reporting units did not exceed their respective carrying values as of September 30, 2013. We also recorded a $5.3 million impairment charge to a supplier list and a $1.1 million impairment charge related to the remaining carrying value of the trade name used at our Texas scrap recycling facility. In the previous year, due to competitive pressures in sourcing PGM catalysts, its affect on gross margins and expectations of future cash flows, particularly in the Texas market, we recorded impairment charges of $10.0 million and $2.0 million to our Texas and New Jersey scrap recycling units, respectively. We also recorded a $100,000 impairment charge related to the carrying value of the trade name recorded at our Texas Scrap Recycling facility.

Operating Loss

Operating loss for the three months ended September 30, 2013 increased by $23.5 million to a loss of $37.0 million compared to an operating loss of $13.5 million for the three months ended September 30, 2012 and was a result of the factors discussed above.

Financial and Other Income (Expense)

Interest expense increased $84,000 to $2.3 million for the three months ended September 30, 2013 compared to $2.2 million for the three months ended September 30, 2012. As a result of the August 2013 Ninth Amendment to the Credit Agreement, we expensed $64,000 in unamortized financing costs in the three months ended September 30, 2013.

Other income for the three months ended September 30, 2013, includes a gain of $324,000 net of $68,000 in unamortized debt discount and $224,000 in unamortized deferred financing costs, on the repurchase of $5.6 million of the Company’s 7% Convertible Notes.

Other income for the three months ended September 30, 2013, also includes a gain of $348,000 related to the dissolution of our 50% joint venture in Ithaca, New York.

Other income for the three months ended September 30, 2012, includes expense of $3,000 to adjust the Put Warrant liability to its fair value. The fair value adjustment to the Put Warrants for the three months ended September 30, 2013 was immaterial. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.

For the three months ended September 30, 2013, we recorded income of $42,000 for the Company’s 40% share of income from its investment in a manufacturer of radiation shielding solutions for the nuclear medicine community compared to income of $69,000 for the three months ended September 30, 2012.

Income Taxes

For the three months ended September 30, 2013, we recognized an income tax benefit of $10.8 million, resulting in an effective tax rate of 28%. For the three months ended September 30, 2012, the Company recognized income tax benefit of $4.9 million, resulting in an effective tax rate of 32%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which we are taxed. Our effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, impairment charges for certain intangible assets, stock-based compensation and certain non-deductible expenses.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Consolidated net sales decreased by $41.7 million, or 9.4%, to $403.4 million for the nine months ended September 30, 2013 compared to consolidated net sales of $445.1 million for the nine months ended September 30, 2012. Acquisitions added $7.9 million to consolidated net sales for the nine months ended September 30, 2013. Excluding acquisitions, sales decreased by $49.6 million. We reported decreases in average metal selling prices representing $42.7 million. We also reported lower selling volumes amounting to $6.9 million.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales decreased by $8.9 million, or 5.3%, to $159.7 million for the nine months ended September 30, 2013, compared to $168.6 million for the nine months ended September 30, 2012. Acquisitions added $7.2 million to ferrous sales for the nine months ended September 30, 2013. Excluding acquisitions, the $16.1 million ferrous sales decrease was attributable to lower average selling prices totaling $15.8 million and lower volume sold amounting to $305,000. The average selling price for ferrous products was approximately $370 per ton for the nine months ended September 30, 2013 compared to $410 per ton for the nine months ended September 30, 2012, a decrease of 9.8%.

Non-Ferrous Sales

Non-ferrous sales decreased by $35.0 million, or 15.9%, to $185.7 million for the nine months ended September 30, 2013, compared to $220.7 million for the nine months ended September 30, 2012. Acquisitions added $305,000 to non-ferrous sales for the nine months ended September 30, 2013. Excluding acquisitions, the $35.3 million decrease in non-ferrous sales was due to lower average selling prices totaling $31.1 million and lower sales volumes amounting to $4.2 million. The average selling price for non-ferrous products, excluding the effect of PGM and Minor Metals was $0.95 per pound for the nine months ended September 30, 2013 compared to $0.99 per pound for the nine months ended September 30, 2012, a decrease of 4.0%.

Lead Fabricating

Lead Fabricating sales increased by $2.5 million, or 4.8%, to $55.1 million for the nine months ended September 30, 2013 compared to $52.6 million for the nine months ended September 30, 2012. The increase in sales was due to higher average selling prices amounting to $4.9 million offset by lower volume sold totaling $2.4 million. The average selling price of our fabricated lead products was $1.69 per pound for the nine months ended September 30, 2013, compared to $1.54 per pound for the nine months ended September 30, 2012. The price increase is largely attributable to a change in product mix more heavily weighed by higher value-add sales. Sales volume decreased to 32.6 million pounds for the nine months ended September 30, 2013 from 34.2 million pounds for the nine months ended September 30, 2012, a decrease of 4.7%.

Operating Expenses

Operating expenses decreased by $33.6 million, or 8.3%, to $370.7 million for the nine months ended September 30, 2013 compared to $404.3 million for the nine months ended September 30, 2012. Acquisitions added $7.1 million to operating expense for the nine months ended September 30, 2013. Excluding acquisitions, the $40.7 million decrease in operating expenses was due to a $40.0 million decrease in the cost of purchased metals due to lower sales volumes and commodity prices and a $771,000 decrease in other operating expenses. These operating expense decreases include lower wages and benefits of $1.3 million and outbound freight charges of $1.1 million due primarily to the increase in use of our own fleet of railcars. These expenses were offset by increases in waste, disposal and environmental control expenses of $1.1 million related primarily to the increase in waste material produced by the New York shredding facility, production and fabrication supplies of $451,000 and other operating expenses of $78,000.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $3.1 million, or 14.1%, to $18.9 million, or 4.7% of sales, for the nine months ended September 30, 2013, compared to $22.0 million, or 4.9% of sales, for the nine months ended September 30, 2012. Acquisitions added $378,000 to selling, general and administrative expenses for the nine months ended September 30, 2013. Excluding acquisitions, selling, general and administrative expenses decreased by $3.5 million. The decreases include a $1.8 million decrease in bad debt expense due primarily to our exposure to the bankruptcy filing of a single customer recorded in the prior year. Additional expense reductions include $1.3 million in wages and benefits, $212,000 in advertising and promotional expense and $67,000 in consulting and professional fees and $296,000 in miscellaneous other selling, general and administrative expenses. These items were offset by increases to insurance expense of $157,000 and $108,000 of other miscellaneous expenses.

Depreciation and Amortization

Depreciation and amortization increased to $13.5 million, or 3.4% of sales, for the nine months ended September 30, 2013 compared to $12.6 million, or 2.8% of sales, for the nine months ended September 30, 2012. The increase as a percentage of sales was primarily attributable to lower sales. Acquisitions added $153,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased by $789,000 due to to $80,000 in amortization expense for two non-compete agreements not present in the previous year and increases in capital expenditures made in the previous several quarters.

Impairment charges

We recognized total impairment charges of $38.7 million for the nine months ended September 30, 2013 compared to $12.1 million for the nine months ended September 30, 2012. Based on the comparison of our actual year to date operating results through September 30, 2013, to the forecasted results used in our annual impairment test at December 31, 2012, and the degree to which our results differed from the forecast for most of our reporting units to a competitive sourcing environment and lower selling prices, we performed an interim goodwill impairment test at September 30, 2013. Using revised forecasts, we determined that the fair value of several of our reporting units did not exceed their respective carrying values as of September 30, 2013. We also recorded a $5.3 million impairment charge to a supplier list and a $1.1 million impairment charge related to the remaining carrying value of the trade name used at our Texas scrap recycling facility. In the previous year, due to competitive pressures in sourcing PGM catalysts, its affect on gross margins and expectations of future cash flows, particularly in the Texas market, we recorded impairment charges of $10.0 million and $2.0 million to our Texas and New Jersey Recycling units, respectively. We also recorded a $100,000 impairment charge related to the carrying value of the trade name recorded at our Texas facility.

Operating Loss

Operating loss for the nine months ended September 30, 2013 increased by $32.3 million to a loss of $38.3 million compared to operating loss of $6.0 million for the nine months ended September 30, 2012 and was a result of the factors discussed above.

Financial and Other Income (Expense)

Interest expense was $6.7 million, or 1.7% of sales, for the nine months ended September 30, 2013 compared to $6.8 million, or 1.5% of sales, for the nine months ended September 30, 2012. The $116,000 decrease in interest expense was due primarily to lower average outstanding debt balances offset by the write off of $64,000 in unamortized financing costs related to the August, 2013 Ninth Amendment to the Credit Agreement.

Other income for the nine months ended September 30, 2013, includes income of $3,000 to adjust the Put Warrant liability to its fair value as compared to income of $179,000 for the nine months ended September 30, 2012. The warrants were issued in connection with common stock offering in April 2008 and the $100 million 7% convertible note offering in May 2008.

For the nine months ended September 30, 2013, we recorded a loss of $78,000 compared to a loss of $3,000 for the nine months ended September 30, 2012 for our 40% share of loss from its investment in a manufacturer of radiation shielding solutions for the nuclear medicine community.

Other income for the nine months ended September 30, 2013, includes a gain of $324,000 net of $68,000 in unamortized debt discount and $224,000 in unamortized deferred financing costs on the repurchase of $5.6 million of our 7% Notes. For the nine months ended September 30, 2012, we repurchased at various times an aggregate $7.3 million in convertible notes resulting in a gain of $63,000 net of $97,000 in unamortized debt discount and $320,000 in unamortized deferred financing costs.

Other income for the nine months ended September 30, 2013, also includes a gain of $348,000 related to the dissolution of the Company’s 50% joint venture in Ithaca, New York.

Other income for the nine months ended September 30, 2012 also includes a $4.6 million gain related to a settlement reached with the former owners of a previous acquisition with no corresponding amount for the current period.

Income Taxes

For the nine months ended September 30, 2013, we recognized income tax benefit of $12.8 million, resulting in an effective tax rate of 29%. For the nine months ended September 30, 2012, we recognized an income tax benefit of $2.5 million, resulting in an effective tax rate of 31%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which we are taxed. Our effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, impairment charges for certain intangible assets, stock-based compensation and certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the nine months ended September 30, 2013, we generated $17.7 million of cash from operating activities compared to $14.9 million of operating cash generated for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, depreciation and amortization expense of $14.3 million; other net noncash items of $30.2 million and a $4.9 million change in working capital components were offset by the Company’s net loss of $31.7 million. The changes in working capital components include an increase in accounts receivable of $352,000 and a $2.7 million increase in prepaid expenses and income taxes receivable due primarily to expected income tax refunds. These increases were offset by a $5.9 million decrease in inventory due to a reduction in the quantity on hand and carrying value of our scrap metal inventory and a $2.1 million increase to accounts payable, accrued expenses and other current liabilities due primarily to the timing of certain payroll and employee benefit accruals. For the nine months ended September 30, 2012, the Company’s net loss of $5.5 million and a $4.8 million change in working capital components were offset by $25.2 million of net non-cash items. These non-cash items include depreciation and amortization of $13.4 million, impairment charges of $12.1 million, increases to bad debt and vendor advance reserves of $2.2 million offset by other non-cash items of $2.5 million. The changes in working capital components include an increase in accounts receivable of $22.1 million due to increases in sales at our Pittsburgh and New York Shredder facilities offset by an $11.2 million decrease to inventory due primarily to the reduction in inventory stockpiled in anticipation of operations commencing at our New York shredder which began production in early 2012, a $1.7 million decrease to prepaid expenses and other current assets and $4.4 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities due to the timing of payments.

We used $10.1 million in net cash for investing activities for the nine months ended September 30, 2013 compared to using net cash of $19.7 million in the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we purchased $8.3 million in equipment and capital improvements and paid $2.0 million to acquire two businesses. We also received $158,000 in proceeds from the disposal of equipment. For the nine months ended September 30, 2012, we purchased $18.6 million in equipment; capital improvements and the land and building in Buda, Texas and paid $1.5 million to acquire a business. This use was offset by a $265,000 decrease to other assets and $139,000 in proceeds from the sale of equipment.

During the nine months ended September 30, 2013, we used $8.5 million of net cash from financing activities compared to $3.3 million of net cash generated during the nine months ended September 30, 2012. For the nine months ended September 30, 2013, total new borrowings were $2.1 million. These borrowings proceeds were offset by other debt repayments of $9.3 million, the payment of $725,000 in debt issuance costs related to credit facility amendment with JPMChase and $577,000 in net repayments of our revolving credit facility. For the nine months ended September 30, 2012, total new borrowings were $5.0 million and net borrowings under our revolving credit facility amounted to $11.0 million. We also received $37,000 in proceeds from the exercise of employee stock options. These borrowings and proceeds were offset by debt repayments of $12.3 million and the payment of $426,000 in debt issuance costs related to a credit facility amendment with JPMChase.

Financing and Capitalization

Senior Credit Facilities:

On March 2, 2010, we entered into the Credit Agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. Through a series of amendments up to and including the Ninth Amendment (“Ninth Amendment”) dated August 7, 2013, the Credit Agreement, as amended, provides for senior secured credit facilities consisting of a $90.0 million revolving line of credit (the “Revolver”). At such time as we have redeemed, exchanged or retired at least $55.0 million of the Notes, a minimum availability requirement of $27.0 million will reduce to the greater of (a) the greater of (i) $20.0 million and (ii) 24% of the borrowing base and (b) 20% of the Revolving Commitment. The Ninth Amendment retroactively eliminated the minimum quarterly EBITDA covenant for the period ended June 30, 2013 and for the quarterly period ended September 30, 2013. The Credit Agreement matures on January 23, 2014; however, under the Ninth Amendment, the maturity date will be extended to January 16, 2017, if the aggregate outstanding principal balance of our 7% Notes is not more than $15.0 million as of December 31, 2013 and we meet certain availability tests.

As amended, the Revolver provides for revolving loans which, in the aggregate, cannot exceed the lesser of $90.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. The Revolver bears interest at the “Base Rate” (a rate determined by reference to the prime rate) plus a spread ranging from 1.0% to 1.25% or, at our election, the current LIBOR rate plus a spread of 3.00% to 3.25% (an effective rate of 3.24% as of September 30, 2013). The applicable spread is determined by availability and the outstanding principal balance of Notes. Under the Credit Agreement, we are subject to certain operating covenants and are restricted from, among other things, paying cash dividends, repurchasing our common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. At such time as we have maintained a Fixed Charge Coverage Ratio equal to or greater than 1.1 to 1 for two consecutive quarters, interest on the Revolver will decrease to the Base Rate plus .50%, or, at our election, the current LIBOR rate plus a spread of 2.50%. The Ninth Amendment imposes limits of $13.5 million on cumulative unfinanced Capital Expenditures for the first nine months of 2013 and $20.0 million on all cumulative annual Capital Expenditures.

Obligations under the Credit Agreement are secured by substantially all of our assets other than real property, which is subject to a negative pledge. The proceeds of the Credit Agreement are used for acquisitions, working capital, and general corporate purposes.

As of September 30, 2013, the Revolver had $36.1 million available for borrowing and $2.5 million utilized for outstanding letters of credit. The outstanding balance under the Revolver at September 30, 2013 was $38.9 million. The entire outstanding balance of the Revolver and Notes are presented as short term liabilities assuming that the Credit Agreement will terminate on January 23, 2014 and that the Note Purchasers will elect to exercise their repurchase rights on June 30, 2014.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. providing up to $10.4 million in connection with the Buffalo shredder project. The equipment loan is secured by the shredder and related equipment. The loan bears interest at a rate of 4.77% per annum, requires monthly payments of $110,000 and matures December 2022. The Equipment Financing Agreement contains financial covenants that mirror those of the Credit Agreement with the Company’s primary lender. As of September 30, 2013, the outstanding balance under the loan was $9.0 million.

Senior Unsecured Convertible Notes Payable:

On April 23, 2008, we entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of our common stock (“Note Shares”). The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Holders on June 30, 2014, April 30, 2016 and April 30, 2020, whereby each Note Purchaser will have the right to require us to redeem the Notes at par and (ii) an optional redemption right exercisable by us began on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ends on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby we shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, we shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.

At June 30, 2013, the ratio of our Consolidated Funded Indebtedness to our trailing twelve month EBITDA exceeded the 3.50 to 1.00 limit (incurrence test) described under the Notes. As of September 30, 2013 this ratio fell below the 3.50 to 1.00 requirement. Having returned to compliance, we will be not restricted from directly or indirectly incurring, guaranteeing or assuming any indebtedness other than “Permitted Indebtedness” (as described under the Notes) and any additional Indebtedness that has no material equity component. Permitted Indebtedness is defined as indebtedness under the Credit Agreement in an aggregate principal amount not to exceed $100.0 million at any time. Additional Indebtedness includes capital leases and equipment notes secured by the underlying equipment leased or purchased.

As of September 30, 2013, the outstanding balance on the Notes was $62.4 million (net of $775,000 in unamortized discount related to the original fair value warrants issued with the Notes).

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

Future Capital Requirements

As of September 30, 2013, we had $4.6 million in cash, availability under the Credit Agreement of $36.1 million and total working capital of $12.5 million. As of September 30, 2013, our current liabilities totaled $134.7 million, an increase of $94.8 million from December 31, 2012. The increase in current liabilities reflects the short-term liability classification of the entire $38.9 million outstanding balance of our Credit Agreement due to the potential expiration of the agreement on January 23, 2014 and $62.4 million outstanding balance of Notes pending the possible redemption on June 30, 2014 if so elected by the note holders.

We expect to fund current working capital needs, interest payments and capital expenditures through June 30, 2014, with cash on hand and cash generated from operations, supplemented by borrowings available under the current senior credit agreement (described below) and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. Our Credit Agreement matures on January 24, 2014. Under the Ninth Amendment to the Credit Agreement, the maturity date will be extended to January 16, 2017, if the aggregate outstanding principal balance of our 7% Convertible Notes (the “Notes”) is not more than $15.0 million as of December 31, 2013 and certain availability tests are met. At September 30, 2013, the outstanding principal balance of the Notes was $63.2 million. We cannot guarantee we will be able to reduce the outstanding Note balance below $15.0 million by December 31, 2013. Additionally, the Notes contain an optional repurchase right exercisable by the note holders that becomes effective on June 30, 2014 under which we would be required to redeem the Notes at par. Should the note holders exercise their rights, the Credit Agreement does not provide sufficient liquidity to repurchase the Notes. We are working with existing lenders, as well as others, to obtain new credit facilities that will provide adequate liquidity beyond the maturity of the Credit Agreement. No assurance can be provided that we will be able to enter into a new credit agreement or that the terms of a new agreement will be as favorable as the terms of the current agreement. We are also considering financing alternatives to provide for the repurchase of the Notes prior to or at the time the note holders exercise their repurchase right. These alternatives may include a new larger credit facility, the potential sale of non-core assets, or accessing capital markets with a new debt or equity offering. No assurance can be given that we will be able to secure the financing to redeem the Notes. Decisions by lenders and investors to enter into such transactions with us would depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of its current or future credit agreements, industry and market trends, internal policies of prospective lenders and investors, and the availability of capital. No assurance can be given that we would be successful in obtaining funds from alternative sources.

Historically, we have entered into negotiations with its lenders when it was reasonably concerned about potential breaches and prior to the occurrences of covenant defaults. A breach of any of the covenants contained in lending agreements could result in default under such agreements. In the event of a default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require us to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts we have borrowed, together with accrued interest, to be due and payable. In the event that this occurs, we may be unable to repay all such accelerated indebtedness, which could have a material adverse impact on its financial position and operating performance.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Business Acquisitions

On July 22, 2013, we acquired the assets of a family-owned scrap iron and metal recycling business with facilities in Warren, Pennsylvania and Olean, New York. We expect the acquisition to enhance our position along the border of New York’s Southern Tier and to boost supply materials for the Company’s Buffalo, New York shredder. The purchase price was paid using cash provided under the Company’s Credit Agreement.

On February 4, 2013, through our Metalico Pittsburgh subsidiary, we acquired certain accounts, equipment and a lease of certain real property from Three Rivers Scrap Metal, Inc. to operate a scrap metal recycling facility in the Greater Pittsburgh area in north suburban Conway, Beaver County, Pennsylvania. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby on Neville Island in Pittsburgh. The purchase price was paid using cash provided under the Company’s Credit Agreement.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2013, $38.9 million of our outstanding debt consisted of variable rate borrowings under our Credit Agreement with JPMorgan Chase Bank and other lenders. Borrowings under the Credit Agreement bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings as of September 30, 2013 were to equal the average borrowings under our Credit Agreement during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $389,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of September 30, 2013.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors - The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K for 2012 filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect to the carrying value of our inventories. We have no open commodity price protection agreements as of September 30, 2013.

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

Common stock market price risk

We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of September 30, 2013, the put warrant liability and expense for financial instruments fair value adjustments would not have materially increased.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules

13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

METALICO, INC.
(Registrant)

Date: November 12, 2013	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: November 12, 2013	By:	/s/ KEVIN WHALEN
Kevin Whalen
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)