Form 10-K
period 2013-12-31
METALICO INC
filed 2014-03-17
CIK 1048685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $49,810,160.

Number of shares of Common stock, par value $.001, outstanding as of March 5, 2014: 48,207,250

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

METALICO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

PART I

Item 1.    Business

Metalico, Inc. and subsidiaries (referred to in this Form 10-K Report as the “Company,” “Metalico,” “we,” “us,” “our,” and similar terms) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). As of the date of this filing, the Company’s operating facilities include thirty-one scrap metal recycling facilities, including a combined aluminum de-oxidizing plant and four lead product manufacturing and fabricating plants.

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

We continue to be one of the largest full-service metal recyclers in Central and Western New York, with twelve recycling facilities located in that regional market. We also have a significant presence in Western Pennsylvania and Eastern Ohio. During 2013, we continued the expansion of our regional markets. Our expansion into new locations in or near our existing territories is consistent with Metalico`s growth strategy of penetrating geographically contiguous markets and benefiting from intercompany and operating synergies that are available through consolidation. In December 2013, we acquired a small auto salvage and parts provider in North East, Pennsylvania. In July 2013, we acquired substantially all of the assets, including real property of a family-owned scrap iron and metal recycling business with facilities in Warren, Pennsylvania and Olean, New York. These acquisitions provide sources of feedstock material for our shredder facility located nearby in suburban Buffalo. In February 2013, we acquired certain accounts, equipment and a lease of certain real property to operate a scrap metal recycling facility in the Greater Pittsburgh area in north suburban Conway, Beaver County, Pennsylvania. This acquisition provides a source of feedstock material for our shredder facility located nearby on Neville Island in Pittsburgh.

Our operations primarily involve the collection and processing of ferrous and non-ferrous metals. We collect industrial and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our ultimate consumers that include electric arc furnace mills, integrated steel mills, foundries, secondary smelters, aluminum recyclers and metal brokers. We acquire unprocessed scrap metals primarily in our local and regional markets and sell to consumers nationally and in Canada as well as to exporters and international brokers. Some of the metal commodities we recycle include steel, copper, aluminum, stainless steel, molybdenum, tantalum, platinum, lead and many others. We are also able to supply quantities of scrap aluminum to our aluminum recycling facility, and scrap lead to our lead fabricating subsidiaries. We believe that we provide comprehensive product offerings of both ferrous and non-ferrous scrap metals.

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

Our scrap metal recycling business has collection and processing facilities in the following locations as of the date of this filing:

Location	Number of Facilities
Buffalo, New York	3
Niagara Falls, New York	1
Lackawanna, New York (Hamburg)	1
Rochester, New York	4
Syracuse, New York	1
Jamestown, New York	1
Olean, New York	1
Elizabeth, New Jersey	1
Akron, Ohio	1
Youngstown, Ohio	1
Warren, Ohio	1
Cleveland, Ohio (50% joint venture)	1
Pittsburgh/Western Pennsylvania	6
Bradford, Pennsylvania	1
Lancaster, Pennsylvania	1
Conway, Pennsylvania	1
North East, Pennsylvania	1
Warren, Pennsylvania	1
Colliers, West Virginia	1
Buda, Texas	1
Gulfport, Mississippi	1

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

We also recycle the platinum group metals (“PGMs”), platinum, palladium, and rhodium, from the substrate material retrieved from catalytic converters. The scrap catalytic device collection market is highly fragmented and characterized by a large number of suppliers dealing with a wide range of volumes. Converters for recycling are obtained from networks of auto dismantlers, scrap yards, parts dealers and manufacturers. The supply chain network has tended to develop regionally because the economics of collecting and distributing scrap converters to recyclers requires transportation from local scrap yards, often in small batches. Effective procurement is a key competitive strength and a significant barrier to entry as it requires significant knowledge and experience about the PGM loadings in different types of catalytic devices. Over the past few years, due to competitive pressures and our inability to obtain reliable sources of quality substrate, we curtailed our purchases of catalytic converters particularly in the Texas market. The purchase price for converters is determined on the basis of PGM market prices and internal estimates of the quantity of PGMs in each converter purchased. Once purchased, the converters are sorted and cut and the substrate material is removed and shipped to third-party processors which remove the PGMs from the substrate material by means of chemical and mechanical processes. Due primarily to the length of time it takes third-party substrate processors to extract the metal content, we use forward sales contracts with these processors to hedge against the possibility of extremely volatile metal prices. The Company also sells whole unprocessed converters.

Minor Metals recycling includes such metals as molybdenum, tungsten, tantalum, niobium, rhenium and chrome. Specialized uses for these elements combined with a lack of abundance relative to traditional base metals results in higher pricing for these recyclable materials.

In 2012, we expanded our dedicated PGM processing facilities in Texas and New Jersey to full-service scrap processing facilities and we began purchasing and processing all ferrous and non-ferrous metals. In doing so, the economic characteristics of these operations became more aligned with the operations of the components of our Scrap Metal Recycling reporting segment. Beginning in January 2013, we aggregated the operations of our PGM and Minor Metals operating segments into our Scrap Metal Recycling reportable segment.

Lead Fabricating

Through four physical operations located in three states, we consume approximately 40 to 45 million pounds of lead metal per year that are utilized in more than one hundred different base products. Our products are sold nationally into diverse industries such as roofing, plumbing, radiation shielding for pharmaceutical and power generation, electronic solders, ammunition, automotive, Department of Defense contractors, and others. Metalico previously announced plans to consider strategic alternatives for its Lead Fabricating Division, including a possible sale. In 2013, we stated that indications of interest did not satisfy our expectations and a transaction was not pursued.

Our Lead Fabricating segment has facilities in the following locations:

Birmingham, Alabama

Granite City, Illinois

Healdsburg, California

Ontario, California

Our sales are concentrated within five main product lines: sheet lead, shot, extruded strip lead, machined lead parts and cast lead. Sheet lead is produced in a number of sizes, thicknesses, and alloys based upon customer requirements. Sheets are rolled to various thicknesses, cut to customer specifications and shipped to roof flashing manufacturers, fabricators of radiation shielding, sound attenuation and roofing contractors, and other users. Shot is produced and sold nationwide primarily to the recreational re-load market under the Lawrence and West Coast Shot brands. We also sell shot to cartridge manufacturers and industrial consumers. Shot is produced in several lead alloys and sizes. Strip lead is produced in rolls of various widths and lengths. Strip lead is used primarily in the construction industry. Cast lead is typically sold in pig, ingot, brick, cylinder and rectangular form. Extruded wire, cylinders and bar are used in plumbing applications, ammunition, stained glass production, the electronics industry and the radiation shielding industry. Extruded pipe is used in the plumbing and roofing industries. Extruded products are available in flats, rounds, stars, pipe and custom designed configurations. Other lead products include roof flashings, lead wool, anodes and babbitt. Machined lead parts are sold to a diverse variety of industries and consumers.

Business Strategies

Our core business strategy is to grow the operational density of our scrap metal recycling business through greenfield or brownfield projects and through acquisitions or investments in existing, contiguous and new markets. We also seek to enhance our position as a high quality producer of recycled metal products through investments in state-of-the-art equipment and to improve operational density. Scrap metal recycling of ferrous and non-ferrous metals and related services represented approximately 86.3% and 88.4% of our revenues for the years ended December 31, 2013 and 2012, respectively. We focus on increasing our market position for recognition as one of the largest recycled metals processors in our existing regional markets and consistently explore growth opportunities in contiguous and existing markets.

We currently have three scrap metal shredding facilities, each with access to an extensive feeder yard network for sourcing material, and we continue to expand the feed source for our shredding facilities. In 2013, we completed a significant investment in the refurbishment of our shredder and facility in Youngstown, Ohio. In early 2012, our state-of-the-art indoor shredder in Western New York became fully operational. In 2013, we acquired a small auto salvage and parts provider in North East, Pennsylvania and substantially all of the assets of a family-owned scrap iron and metal recycling business with facilities in Warren, Pennsylvania and Olean, New York to support our shredder facility in Buffalo, New York. We also acquired certain accounts, equipment and a lease of certain real property to operate a scrap metal recycling facility in the Greater Pittsburgh area to support our shredder located nearby on Neville Island in the greater Pittsburgh area.

Metalico has grown its lead fabricating business to be one of the largest non-battery lead fabricators in the U.S. We work to maximize cash flows and expand our market share in this business primarily by continued focus on operating efficiencies and new product development. We continually seek to reduce our largest operating expense, which is our raw material cost, by increasing the number of our suppliers of scrap and refined lead and to reduce operating costs through further automation where appropriate. We carefully manage our other operating and administrative costs through continued integration and automation of the work flow process at our Alabama and Illinois facilities. In addition, we intend to grow this business through increased sales and marketing efforts and expansion into new markets.

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

Expand scrap metal recycling.    We continue to seek to increase the number of feeder and satellite scrap locations to support our larger platform operations with ferrous and non-ferrous scrap material. In addition, we also look to grow through expanding our feeder network by exploring select joint ventures with metal processors and suppliers. We continue to develop the efficiencies of our auto-shredding capabilities through capital investment in new technologies and better equipment in order to better compete in that segment of the scrap metal recycling industry.

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

Capture benefits of integration.    We have historically sought to capture the benefits of business integration whenever possible. For example, with the completion of our indoor shredder in the Buffalo area, a portion of feedstock previously shipped to a company-owned facility in Pittsburgh has been kept local, reducing transportation costs and decreasing the time to process material. Expansion of our current scrap yard network in Western New York enhances the flow of feedstock to our Buffalo shredder operations. For example, feedstock from our Syracuse and Rochester facilities previously sold to third-party shredders is now processed at our shredder. Our 2013 acquisitions complement our existing network of scrap metal collection facilities by providing additional sources of scrap material for our platform facilities within proximity of their locations. This strategy allows our subsidiaries to take advantage of transportation efficiencies, avoid some of the processing costs associated with preparing scrap for sale to third parties, internalize pricing mark-ups and expand service to consumers. Intercompany revenues for the years ended December 31, 2013, 2012 and 2011 were $50.2 million, $58.5 million and $47.0 million, respectively. In 2012, we made capital investments in our Texas and New Jersey operations in order to broaden the types of recyclable material they could purchase, process and sell, aligning their operations with the majority of our other operations. In addition, we believe we enjoy a competitive advantage over non-vertically integrated lead fabrication companies as a result of our refining capabilities within our lead fabrication operations. Our Granite City, Illinois plant has the ability to process and refine various forms of scrap lead. Typically scrap lead can be purchased, processed and refined for less cost than refined lead can be purchased from existing suppliers. Our Granite City plant has the capacity to supply Mayco with one-half of its refined lead needs on a monthly basis, subject to cost and availability of scrap lead. We also ship batteries to lead smelting operations which in turn supply lead to our lead fabricating operations through tolling arrangements.

Maximize operating efficiencies.    Our goal is to continue improving operating efficiency in all business segments in order to maximize operating margins in our business. We have made significant investments in property, plant and equipment designed to make us a more efficient processor, helping us to achieve economies of scale. In July 2011, we acquired 102 used rail cars at scrap value, nearly all of which were refurbished and put back in service to augment our existing transportation fleet. We expanded our fleet of railcars in 2013 by purchasing an additional 47 cars and again by another 16 cars in early 2014, bringing our total to 165 railcars in order to improve transportation efficiency and availability. The lead rolling mill and upgraded plant facilities in Birmingham, Alabama, our primary lead production facility, have significantly increased the plant’s overall efficiency, both in terms of manufacturing costs and utility costs. On a Company-wide basis, we continue to invest in new equipment and make improvements to enhance productivity and to protect the environment, such as upgrading non-ferrous separation systems and installing oil water collectors/separators in our scrap yards.

Mitigate commodity price risk.    We believe that, in most economic environments, an operation with diversification among different metal commodities minimizes our exposure to fluctuations in any single metal market. Ferrous, Non-ferrous, other scrap services and lead based products represented 40.4%, 45.2%, 0.7% and 13.7% respectively, of our total revenue for the year ended December 31, 2013 as compared to approximately 37.8%, 49.9%, 0.7%, and 11.6%, respectively, for the year ended December 31, 2012. Our non-ferrous sales are spread over six primary metals groups: aluminum, stainless steel, red metals, platinum group metals, lead and minor metals.

Rapidly turn inventory in order to minimize exposure to commodity price risk and avoid speculation.    We consistently turn inventory in order to minimize exposure to commodity price swings and maintain consistent cash flows. We enter into forward sales contracts with PGM substrate processors to limit exposure to rapid and significant fluctuations in platinum prices.

SCRAP METAL RECYCLING

Our recycling operations encompass buying, processing and selling scrap metals. The principal forms in which scrap metals are generated include industrial scrap and obsolete scrap. Industrial scrap is a by-product generated from residual materials from metal product manufacturing processes. Obsolete scrap consists primarily of residual metals from old or obsolete consumer and industrial products such as doors and window frames, appliances, plumbing fixtures, electrical supply components, automobiles and demolition of structures.

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

Ferrous Scrap Sales.    We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for large consumers. Most of our consumers purchase processed ferrous scrap according to a negotiated spot sales contract that establish the price and quantity purchased for the month. The price at which we sell our ferrous scrap depends upon market demand and competitive pricing, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of rail, barge or truck transportation to the buyer. Ferrous scrap is shipped via truck, barge and rail transportation. Ferrous scrap transported via truck is sold predominately to mills usually located in Pennsylvania, New York and metropolitan Toronto within eight hours of our recycling facilities. Ferrous scrap transported via rail can be shipped anywhere in the continental United States. Ferrous scrap is also shipped by barge to mills on the Mississippi River and exporters located in the Gulf region. Our recycling facilities ship primarily via rail to consumers in Pennsylvania, Ohio, Illinois, and Indiana and export yards to the east coast. Ferrous scrap metal sales accounted for approximately 40.4% and 37.8% of total revenue for the years ended December 31, 2013 and 2012, respectively. We believe our profitability may be enhanced by our offering a broad product line to a diversified group of scrap metal consumers. Our ferrous scrap sales are accomplished through a centrally managed calendar month sales program.

Non-Ferrous Operations

Non-Ferrous Scrap Purchasing.    We purchase non-ferrous scrap from four primary sources: (i) manufacturers and other non-ferrous scrap sources who generate waste aluminum, copper, stainless steel, brass, nickel-based alloys, high-temperature alloys and other metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense, and recycling companies that generate obsolete scrap consisting primarily of copper wire, titanium and high-temperature alloys and used aluminum beverage cans; (iii) peddlers who deliver directly to our facilities material which they collect from a variety of sources and (iv) from auto dismantlers, service station and repair shops, auto shredders and towing operators who traditionally separate catalytic converters from other scrap metal that they may generate. The purchase price for converters is determined on the basis of PGM market prices and internal estimates of the quantity of PGMs contained in each converter purchased. We also collect non-ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing re-usable retrieval boxes at the sources. The boxes are subsequently transported to our processing facilities, usually by company owned trucks.

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

•

Aluminum and Stainless Steel.    We process aluminum and stainless steel based on type of alloy and, where necessary, size pieces to consumer specifications. Large pieces of aluminum or stainless steel are cut using crane-mounted alligator shears and stationary guillotine shears and may be baled individually along with small stampings to produce large bales of aluminum or stainless steel. We also recover aluminum from consumer products such as vehicles and large household appliances through our shredding operations. Smaller pieces of aluminum and stainless steel are boxed individually and repackaged to meet consumer specifications.

•

Thermal Technology.    Our aluminum smelting and recovery facility in Syracuse, New York uses a reverberatory furnace for melting various forms of aluminum scrap providing higher throughput, expanded feedstock and greater recovery efficiencies.

•

Platinum Group Metal Metals.    We recover PGMs from scrap ceramic substrate automobile catalytic converters, scrap metal substrate automotive catalysts as well as from catalysts used in stationary and other industrial applications. The converter substrate is removed from the stainless steel shell of used catalytic converters through the use of hydraulic shears or other mechanical means. Once de-canned, the converter substrate material is aggregated and shipped to several third-party processors which recover the PGMs from the substrate material by means of chemical and mechanical processes.

•

Other Non-Ferrous Materials.    We process other non-ferrous metals, including minor metals, using similar cutting, baling and repacking techniques as are used to process copper and brass. Other significant non-ferrous metals we process come from such sources as titanium and high-temperature nickel-based alloys which are often identified with spectrometers and hand sorted to achieve maximum value. Certain processed minor metals may require third-party processing and refining to separate the desired higher value minor metal from other elements. While third-party processing adds costs to the product, it often produces a much higher grade of raw material for sale.

Non-Ferrous Scrap Sales.    We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of national and international economic activity, with prices generally linked to quotations for primary metal on the London Metal Exchange or COMEX Division of the New York Mercantile Exchange. Suppliers and consumers of non-ferrous metals also use these exchanges to hedge against metal price fluctuations by buying or selling futures contracts. PGM sales are primarily based on the volume and price of PGMs recovered from processing catalytic converters. The value in PGMs is significant enough that it is even profitable to recover minute particles of precious metal from the dust that ends up in the recycling plant’s air handling system. Scrap steel from the tail pipes of the exhaust sections as well as the metal casing of the catalytic converters generates revenues based on the market prices of stainless steel. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity. Non-ferrous scrap is shipped predominately via third-party truck to consumers generally located east of the Mississippi River. Non-ferrous metal sales including PGM and Minor Metal sales accounted for approximately 45.2% and 49.9% of our total revenue for the years ended December 31, 2013 and 2012, respectively. We do not use futures contracts to hedge prices for our non-ferrous products.

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

We occasionally face competition for purchases of unprocessed scrap from producers of steel products, such as integrated steel mills and mini-mills that have vertically integrated their current operations by entering the scrap metal recycling business. Many of these producers have substantially greater financial, marketing and other resources. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The increased availability and cost of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap, which could result in lower prices for such products.

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

Extruded Product:    Lead in alloyed form forced through a precast die providing final shape. The cool, hardened product is then cut to the desired length and its thickness is measured to ensure the product meets specifications.

Cast Product:    Lead in alloyed form is melted and poured into precast molds. The cool hardened lead product is trimmed, sized or machined for final use.

Machined parts:    Lead plate, sheet lead and extrusions are cut and formed using a variety of machining techniques.

Suppliers

We obtain refined lead through multi-month contracts and on occasion on a spot market basis. Principal sources of refined lead are domestic secondary lead smelters and imported primary lead marketed by brokers. We also generate refined lead by purchasing an extensive variety of scrap lead and refining it in our processing facilities. Changing lead markets may impact the Company’s ability to secure the volume of raw materials needed at pricing considered sustainable before driving consumers to consider substitute products. We also refine various forms of scrap lead by melting the scrap in kettles and removing impurities. We have the capacity to satisfy up to 50% of our refined lead needs through our in-house recovery capabilities.

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

Our sales and marketing department consists of internal salespeople who, in addition to sourcing leads for new business, function in a customer service role, working with existing customers. We also use independent sales representatives and product marketing organizations throughout the country. Lead fabricated product sales accounted for approximately 13.7% and 11.6% of total revenue for the years ended December 31, 2013 and 2012, respectively.

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

Employees

At March 1, 2014, we had 774 employees. Forty-four employees located at our Lead Fabricating facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty employees located at our scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. Our current three-year agreement with the United Steelworkers of America expires on March 15, 2014 and we are currently in negotiations to renew the agreement. Our current three-year agreement with the Regional Joint Board expires on June 25, 2014 and is also currently in negotiation. We expect both contracts to be renewed on terms acceptable to the Company.

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

Segment Reporting

See Note 17 to the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012, located elsewhere in this report.

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

Although we seek to turn over our inventory of raw or processed scrap metals as rapidly as markets dictate, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, have been extremely volatile and we expect this volatility to continue. Such volatility can be due to numerous factors beyond our control, including:

•	general domestic and global economic conditions, including metal market conditions;

•	competition;

•	the financial condition of our major suppliers and consumers;

•	the availability of imported finished metal products;

•	international demand for U.S. scrap;

•	the availability and relative pricing of scrap metal substitutes;

•	import duties and tariffs;

•	currency exchange rates;

•	geopolitical unrest

•	demand for exchange traded funds; and

•	domestic and international labor costs.

Although we have historically attempted to raise the selling prices of our scrap recycling and lead fabricating products in response to an increasing price environment, competitive conditions may limit our ability to pass on price increases to our consumers. In a decreasing price environment, we may not have the ability to recoup the cost of raw materials used in fabrication and raw scrap we process and sell to our consumers.

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

The profitability of all of our scrap metal recycling operations depends, in part, on the availability of an adequate source of supply.

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

Our business may be adversely affected by increases in steel imports into the United States which will generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals domestically. Our operating results could also be negatively affected by strengthening or weakening in the US dollar. US dollar weakness provides some support to prices of commodities that are denominated in US dollars but with large non-US consumption and cost bases. For example, appreciation in the Chinese and Indian currencies have increased marginal costs of aluminum and iron ore production, thereby increasing the underlying cost basis for prices. Export markets, including Asia and the Middle East and in particular China and Turkey, are important to the scrap metal recycling industry. Weakness in economic conditions in these export markets and in particular slowing growth in China as well as economic weakness and political uncertainty in Turkey or their consumers, could negatively affect us further.

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

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of supplier lists, trademarks, trade names and other acquired intangibles. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by our management at least annually for impairment. Events and conditions that could result in impairment include changes in the industries in which we operate, as well as competition, a significant product liability or environmental claim, or other factors leading to reduction in forecasted sales or profitability. At September 30, 2013, our actual year-to-date operating results for most reporting units in our Scrap Metal Recycling segment differed significantly enough from our forecast to determine that impairment to the carrying value of their goodwill was probable. We had also experienced an extended period in which the carrying value of our Shareholder’s equity materially exceeded our market capitalization value. Based on these factors, we performed an interim goodwill impairment test at September 30, 2013 for all of our reporting units. As a result of the impairment tests performed, we were required to record a goodwill impairment charge of $32.3 million to several reporting units in our Scrap Metal Recycling segment and an impairment charge of $1.1 million to a trade name that we no longer expect to use. Going forward, if, upon performance of an impairment assessment, it is determined that such assets are impaired, additional impairment charges may be recognized by reducing the carrying amount and recording a charge against earnings. Should current economic and equity market conditions deteriorate, it is possible that we could have additional material impairment charges against earnings in a future period.

Our significant indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

As of December 31, 2013, the total principal amount of our debt outstanding was $127.7 million, before debt discount of $297,000 related to our 7% Convertible Notes. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments, we may incur additional indebtedness in the future. We anticipate our debt service payment obligations during 2014, will be approximately $14.5 million, comprised of principal of $6.3 million and interest of $8.2 million. As of December 31, 2013, approximately $83.9 million of our debt accrued interest at variable rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Based on actual amounts outstanding as of December 31, 2013, if the interest rate on our variable rate debt were to increase by 1%, our annual debt service payment obligations would increase by $248,000 due to interest rate floors on our variable rate debt. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:

•	we are exposed to general domestic and global economic conditions, including metal market conditions;

•	a substantial portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;

•	we have increased vulnerability to adverse general economic and metal recycling industry conditions; and

•	we may be vulnerable to higher interest rates because interest expense on borrowings under our loan agreement is based on margins over a variable base rate.

We continue to rely on borrowings under our senior credit facility and from other lenders to acquire other businesses and to operate our business. In November 2013, we entered into a new combined revolving and term credit facility to pay amounts outstanding under the Company’s prior credit agreement and to repurchase $36.7 million of our outstanding Convertible Notes. At December 31, 2013, the term portion of the new credit agreement had $20.0 million in availability remaining which could be used to redeem $23.5 million in Convertible Notes whose holders have the right to put their Convertible Notes back to us, at par, on June 30, 2014. As a result, we may have insufficient availability under our existing credit facility or the ability to borrow from other lenders to pay off maturing debt obligations or acquire additional businesses and to operate our business.

Our debt agreements contain covenants that restrict our ability to engage in certain transactions and failure to comply with the terms of such agreements could result in a default that could have material adverse consequences for us.

Under our senior credit agreement, we are required to satisfy specified financial covenants, including a maximum leverage ratio whereby our total debt may not exceed a certain multiple of our trailing twelve months earnings before interest tax, depreciation and amortization (“EBITDA”) and a limit on our maximum capital expenditures. We have in the past been in default under certain of our prior loan facilities, but we obtained retroactive covenant modifications or had noncompliance waived in each case. In addition, we have in the past adjusted covenants contained in our prior loan facilities to protect against noncompliance and prepaid some of our outstanding debt. Our ability to comply with these specified financial covenants may be affected by general economic and industry conditions, as well as market fluctuations in metal prices and other events beyond our control. We do not know if we will be able to satisfy all such covenants in the future. Our breach of any of the covenants contained in agreements governing our indebtedness, including our senior credit agreement, could result in a default under such agreements. In the event of a default, a lender could elect not to make additional loans to us, could require us to repay some of our outstanding debt prior to maturity, and/or to declare all amounts borrowed by us, together with accrued interest, to be due and payable. In the event that this occurs, we would likely be unable to repay all such accelerated indebtedness.

A portion of our debt is subject to an optional repurchase right exercisable by the holders on June 30, 2014 which, if exercised, would require us to redeem such debt for which we may not have sufficient liquidity.

On November 21, 2013, we entered into a new six-year senior credit facility with revolving and term loan components to replace our former revolving credit facility, to repurchase a significant portion of our outstanding Convertible Notes and to provide liquidity to retire any remaining Convertible Notes. The outstanding Convertible Notes are subject to an optional repurchase right exercisable by the holders that becomes effective on June 30, 2014 which would require us to redeem the Convertible Notes at par. At December 31, 2013, the outstanding balance of the notes was $23.5 million and availability under the term portion of the current credit agreement was $20.0 million, subject to covenant compliance. The Company believes it will be able to redeem the balance of the Convertible Notes prior to or at the time the Note holders exercise their repurchase right with cash on hand, cash generated from operations, availability under existing credit facilities, additional financing alternatives, the potential sale of non-core assets, or if necessary, accessing capital markets with a new debt or equity offering. No assurance can be given that the Company will be able to secure the financing to redeem the Notes.

We have pledged substantially all of our assets to secure our borrowings and are subject to covenants that may restrict our ability to operate our business.

Any indebtedness that we incur under our existing senior credit agreement is secured by substantially all of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditors to satisfy our obligations to the secured creditors.

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

From time to time, we evaluate potential acquisitions. We may not be able to complete any acquisitions on favorable terms or at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

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

We depend on an uninterrupted supply of natural gas in our de-ox and lead fabricating facilities. Supply for natural gas depends primarily upon the number of producing natural gas wells, wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and access to dependable methods of delivery. The level of these activities is primarily dependent on current and anticipated natural gas prices. Many factors, such as the supply and demand for natural gas, the impact of severe weather, general economic conditions, political instability or armed conflict in worldwide natural gas producing regions and global weather patterns including natural disasters such as hurricanes affect these prices. Natural gas prices in the past have been very volatile. Additional prolonged substantial increases would have an adverse effect on the costs of operating our facilities and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our consumers. We purchase most of our electricity and natural gas requirements in local markets for relatively short periods of time. As a result, fluctuations in energy prices can have a material adverse effect on the costs of operating our facilities and our operating margins and cash flow.

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

Sales to our ten largest consumers represented approximately 41.0% of consolidated net sales for the year ended December 31, 2013 and 35.2% of consolidated net sales for the year ended December 31, 2012. Sales to our largest consumer represented approximately 5.8% of consolidated net sales for the year ended December 31, 2013 and 6.3% of consolidated net sales for the year ended December 31, 2012. In connection with the sale of our products, we generally do not require collateral as security for consumer receivables and do not maintain credit insurance. We have significant balances owing from some consumers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables. The loss of a significant consumer or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

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

In order to maintain the supply line of catalytic converters for our PGM recycling operations, we make unsecured advances to vendors. A significant downturn in the price of platinum group metals could result in the loss of a significant portion of those unsecured advances.

Vendor advances consist principally of unsecured advances to suppliers for purchase of catalytic converters for recycling. These advances are necessary in order to maintain the supply line of catalytic converters. Management works diligently to monitor such advances. As of December 31, 2013, advances to converter vendors totaled $323,000, and were reduced by an allowance of $49,000 for uncollectible advances. Net advances of $274,000 were reported in prepaid and other current assets in the consolidated balance sheet as of December 31, 2013. A significant downturn in the price of platinum group metals could result in the loss of a significant portion of these advances and have a negative impact to our operating results.

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

As of December 31, 2013, approximately 8% of our workforce was covered by collective bargaining agreements at two of our operating facilities. Forty-three employees located at our Lead Fabricating facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty of our employees located at our scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. Our current three-year agreement with the United Steelworkers of America expires on March 15, 2014 and our current three-year agreement with the Regional Joint Board expires on June 25, 2014. We are currently negotiating renewals of both agreements. Although we are not aware at this time of any current attempts to organize other employees of ours, our employees may organize in the future. If we are unable to successfully negotiate the terms of renewals of the contracts governing our employees at this time or in the future or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be materially and adversely affected.

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

Some provisions of our certificate of incorporation and bylaws as currently in effect, as well as Delaware law, may be deemed to have an anti-takeover effect or may delay or make more difficult an acquisition or change in control not approved by our Board of Directors, whether by means of a tender offer, open market purchases, a proxy contest or otherwise. These provisions could have the effect of discouraging third parties from making proposals involving an acquisition or change in control, although such a proposal, if made, might be considered desirable by a majority of our stockholders. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management team without the concurrence of our Board of Directors. In addition, our outstanding Convertible Notes and certain of our warrants also contain change in control provisions that could discourage a change in control.

We have incurred and will continue to incur significant costs in order to assess our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission, or SEC, require us to include this assessment in our Annual Report on Form 10-K for each of our fiscal years.

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

We had 48,143,379 shares of common stock outstanding as of December 31, 2013. We also had 303,736 deferred shares granted but unissued to employees under our 2006 Long-Term Incentive Plan. In addition, options to purchase an aggregate of 1,051,288 shares of our common stock were outstanding, of which 1,048,427 were vested as of December 31, 2013. All remaining options will vest over various periods ranging up to a three-year period measured from the date of grant. As of December 31, 2013, the weighted-average exercise price of the vested stock options was $4.01 per share. As of December 31, 2013, we also had warrants outstanding to purchase an aggregate of 1,419,231 shares of common stock, at a weighted-average exercise price of $12.89 per share and convertible notes in the principal amount of $23.5 million outstanding, which are convertible at a price of $14.00 per share into 1,676,358 shares. The convertible notes contain “weighted average” anti-dilution protection which provides for an adjustment of the conversion price of the notes in the event that we issue shares of our common stock or securities convertible or exercisable for shares of our common stock at a price below the conversion price of the notes. The amount of any such adjustment will depend on the price such securities are sold at and the number of shares issued or issuable in such transaction. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions and financings and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Item 1B.    Unresolved Staff Comments

Not applicable

Item 2.    Properties

Our facilities are generally comprised of:

•	indoor and outdoor processing areas;

•	various pieces of production equipment and transportation related equipment;

•	warehouses for the storage of repair parts and of unprocessed and processed non-ferrous scrap;

•	storage yards for unprocessed and processed scrap;

•	machine or repair shops for the maintenance and repair of vehicles and equipment;

•	scales for weighing scrap;

•	loading and unloading facilities;

•	administrative offices; and

•	garages for transportation equipment.

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

The following table sets forth information regarding our principal properties:

Location	Operations	Buildings Approx. Square Ft.	Approx. Acreage	Leased/ Owned
Metalico, Inc.	Corporate Headquarters	6,190	N/A	Leased(1)
186 North Ave. East
Cranford, NJ

Mayco Industries, Inc.	Office/ Lead Product	96,183	7.5	Owned
18 West Oxmoor Rd.	Fabrication and Manufacturing and Storage
Birmingham, AL
100 West Oxmoor Rd.	Warehouse	24,000	N\A	Leased(2)
Birmingham, AL
1200 16th St.	Office/ Lead Product Fabrication	180,570	12.5	Owned
Granite City, IL

Metalico Buffalo, Inc.	Office/Scrap Processor/	182,080	24.0	Owned
127 Fillmore Ave.	Metal Storage
Buffalo, NY
2504 South Park Ave	Office/Buying Center	4,584	1.0	Leased(3)
Lackawanna, NY
2133 Maple Ave. Niagara Falls, NY	Office/Scrap Processor/ Metal Storage	4,050	1.0	Leased(4)

Buffalo Shredding and Recovery, LLC	Office/ Scrap Processor/ Metal Storage	177,500	44.0	Owned
3175 Lake Shore Rd.
Hamburg, NY

Metalico Rochester, Inc.	Office/Scrap Processor/	74,175	12.7	Owned
1515 Scottsville Rd.	Metal Storage
Rochester, NY
50 Portland Ave.	Office/Scrap Processor/	27,500	3.2	Owned
Rochester, NY	Metal Storage
7562 Clinton Street Rd.	Office/Scrap Processor/	9,200	35.0	Owned
Bergen, NY	Metal Storage

Metalico Transport, Inc.	Office/Scrap Handling/ Rail Sittings	28,992	12.0	Leased(5)
1951 Hamburg Turnpike	for Transshipping/Storage
Lackawanna, NY

Metalico Aluminum Recovery, Inc.	Office/ Scrap Handling/	108,000	22.0	Owned
6225 Thompson Rd.	Aluminum Melting/ De-Ox
Dewitt, NY	Production/Storage

Santa Rosa Lead Products, Inc.	Office/ Lead Product	14,000	1.5	Leased(6)
33 So. University St.	Fabrication and Storage
Healdsburg, CA
3949 Guasti Rd.	Office/Production/Storage	7,554	N/A	Leased(7)
Ontario, CA

Metalico Transfer, Inc.	Office/ Waste Transfer Station	35,000	5	Owned
150 Lee Road
Rochester, NY

Location	Operations	Buildings Approx. Square Ft.	Approx. Acreage	Leased/ Owned
Hypercat Advanced Catalyst Products, LLC	Office/ Production/ Material Storage	37,702	N/A	Leased(8)
1075 Andrew Drive.
West Chester, PA

Federal Autocat Recycling, LLC	Office/Scrap Processor/ Material Storage	75,600	3.0	Leased(9)
502 York Street Elizabeth, NJ

Metalico Akron, Inc	Office/Scrap Processor/Metal Storage
888 Hazel Street		6,660	10.3	Owned
Akron, OH
943 Hazel Street	Scrap Processor/Metal Storage	34,350	19.7	Owned
Akron, OH

Tranzact, Inc.	Office/ Scrap Processor/Metal Storage
350-354 N. Marshall Street		18,388	5	Leased(10)
Lancaster, PA

American CatCon, Inc.	Office/Scrap Processor Metal Storage Office/Catalytic Converter Purchasing/ Metal Storage
17401 Interstate Highway 35		30,000	10	Owned
Buda, TX
10123 Southpark Drive		10,000	2.5	Owned
Gulfport, MS

Metalico Pittsburgh, Inc.	Office/ Scrap Processor/Metal Storage
3100 Grand Avenue		751,878	17.3	Owned
Neville Township, PA
3400 Grand Avenue	Office/ Scrap Processor/Metal Storage	247,734	5.7	Owned
Neville Township, PA
Albany Road	Office/ Scrap Processor/Metal Storage	99,841	12.5	Owned
Brownsville, PA
1093 Fredonia Road	Office/ Scrap Processor/Metal Storage	5,096	4.9	Owned
Hadley, PA
2024 Harmon Creek Road	Office/ Scrap Processor/Metal Storage	5,050	3.3	Owned
Colliers, WV
96 Oliver Road	Office/ Scrap Processor/Metal Storage	4,000	18.6	Leased(11)
Uniontown, PA
2003 Crows Run Rd.	Office/ Scrap Processor/Metal Storage	9,300	16.0	Leased(12)
Conway, PA

Metalico Youngstown, Inc.	Office/ Scrap Processor/Metal Storage
100 Division Street		5,226	16.9	Owned
Youngstown, OH
1420 Burton Street SE	Office/Scrap Processor/Metal Storage	6,250	2.2	Owned
Warren, OH
3108 DeForest Road	Office/ Scrap Processor/Metal Storage	7,920	4.5	Owned
Warren, OH

Location	Operations	Buildings Approx. Square Ft.	Approx. Acreage	Leased/ Owned
Goodman Services, Inc.	Office/ Scrap Processor/Metal Storage
286 High Street		20,000	12.0	Owned
Bradford, PA
107 S. South Street	Office/ Scrap Processor/Metal Storage	62,789	5.5	Owned
Warren, PA
1558 E. State Street	Office/ Scrap Processor/Metal Storage	7,308	6.0	Owned
Olean, NY
10224 West Main Rd	Office/ Scrap Processor/Metal Storage	5,519	10.0	Owned
North East, PA
5338 Route 474	Office/ Scrap Processor/Metal Storage	12,000	12.5	Owned
Ashville, NY

Skyway Auto Parts, Inc.
637 Tifft Street	Office/ Scrap Processor/Metal Storage	5,000	24.0	Owned
Buffalo, NY

Metalico JBI Cleveland	Office/ Scrap Processor/Metal Storage
3018 East 55th Street		3,700	2.0	Leased(13)
Cleveland, OH

(1)

The lease on our corporate headquarters expires June 30, 2015, subject to an automatic renewal clause for two successive three-year periods that is effective unless we give notice at least 180 days prior to the then-effective termination date. The current annual rent is $162,580.

(2)	The lease expires December 31, 2014. The current monthly rent is $8,000 and the annual rent is $96,000.

(3)	The lease expires August 31, 2015. The current aggregate monthly rent is $5,125.

(4)

The lease expires October 31, 2015. We have rights to renew for an additional term of five years. The annual rent is $30,000. We also have an option to purchase the underlying premises for a price to be determined. The option expires upon the expiration of the term of the lease, including any renewal terms.

(5)	This is a month to month lease at $3,500 a month that includes access to 750 feet of railroad track.

(6)	The lease expires March 31, 2018. The current monthly rent is $8,932 and the annual rent is $107,184.

(7)	The lease expires July 31, 2016. Monthly rent is $5,061. Annual rent is $60,734.

(8)

The lease expires December 31, 2020. The annual rent for 2014 including common area maintenance charges and lease incentive is $392,795. The lease contains a right to renew for 5 years upon written notice 12 months prior to expiration of initial term.

(9)	The lease expires December 31, 2016. The annual rent is $264,600. Lease contains a right to renew for 60 months upon written notice 120 days prior to expiration of initial term.

(10)	The lease expires August 31, 2017 with an option to renew for one five-year period. The annual rent for 2014 is $60,359.

(11)	The lease expires April 30, 2018. The annual rent is $34,000.

(12)	The lease expires December 30, 2015 with an option to renew for two consecutive extension terms of five (5) years. Annual rent is currently $24,000.

(13)	The lease expires November 30, 2017 with options to renew for three consecutive extension terms of four, three, and five years respectively. Annual rent is currently $108,000.

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

We know of no material existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period when reliable estimates can be made. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

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

	Price Range
	High	Low
Year End December 31, 2013
First Quarter	$2.17	$1.61
Second Quarter	$1.78	$1.20
Third Quarter	$1.49	$1.23
Fourth Quarter	$2.07	$1.43
Year End December 31, 2012
First Quarter	$5.11	$3.41
Second Quarter	$4.35	$2.08
Third Quarter	$2.85	$1.85
Fourth Quarter	$2.59	$1.46

The closing sale price of our common stock as reported by NYSE MKT on March 5, 2014 was $2.03.

Holders

As of March 5, 2014, there were 362 holders of record of our common stock, 16 holders of warrants to purchase our common stock, and 85 holders of stock options exercisable for shares of our common stock.

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

The following table provides certain information regarding our equity incentive plans as of December 31, 2013.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,352,163	(1)	$4.01	(2)	4,814,338
Equity compensation plans not approved by security holders	—				—

Total	1,352,163		$4.01		4,814,338

(1)	Includes 1,048,427 vested options to purchase Metalico common shares and 303,736 restricted shares granted and unissued.

(2)	The only type of award outstanding under 2006 Long-Term Incentive Plan that included an “exercise price” was the options.

Shareholder Performance

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the Standard & Poor’s GSCI All Metals Index from January 1, 2009 through December 31, 2013. The graph assumes that $100 was invested in the Company’s Common Stock and each index group on January 1, 2009 and that all dividends were reinvested.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

	January 1, 2009	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Metalico, Inc.	100.00	317.42	379.35	212.26	126.45	133.55
Russell 2000 Index	100.00	125.22	156.90	148.35	170.06	232.98
S&P GSCI All Metals Index	100.00	161.72	200.75	174.35	182.96	153.65

Item 6.    Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

The selected historical financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 2013, 2012 and 2011 and the selected balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected income statement data for the years ended December 31, 2010 and 2009 and the selected balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	($ thousands, except share data)
Selected Statement of Operations Data:
Revenue	$529,990	$573,643	$660,907	$553,253	$291,733

Costs and expenses:
Operating expenses	487,475	523,684	584,685	477,066	239,647
Selling, general and administrative expenses	25,192	29,473	29,040	26,482	25,994
Depreciation and amortization	17,991	17,344	14,610	13,728	13,240
Gain on insurance recovery	—	(1,297)	—	(513)	—
Gain on acquisition	(105)	—	—	—	(866)
Impairment charges	38,737	19,601	—	—	—

	569,290	588,805	628,335	516,763	278,015

Operating (loss) income	$(39,300)	$(15,162)	$32,572	$36,490	$13,718

Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(34,816)	$(13,111)	$17,420	$13,471	$(3,640)
(Loss) income from discontinued operations	—	—	—	(9)	195

Net (loss) income	$(34,816)	$(13,111)	$17,420	$13,462	$(3,445)

(Loss) earnings per common share:
Basic and diluted:
(Loss) income from continuing operations	$(0.73)	$(0.28)	$0.37	$0.29	$(0.08)
Discontinued operations, net	—	—	—	—	—

Net (loss) income	$(0.73)	$(0.28)	$0.37	$0.29	$(0.08)

Weighted Average Common Shares Outstanding:
Basic	47,951,933	47,552,901	47,349,376	46,454,177	41,200,895

Diluted	47,951,933	47,552,901	47,376,134	46,454,177	41,200,895

Selected Balance Sheet Data:
Total Assets	$301,013	$351,978	$364,893	$328,507	$296,701
Total Debt (including current maturities)	$127,418	$130,388	$128,754	$125,962	$116,793
Stockholders’ Equity	$147,467	$181,675	$191,902	$167,315	$150,257

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

GENERAL

We operate in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”) and (b) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of December 31, 2013 include thirty-one scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, and four lead product manufacturing and fabricating plants. The Company markets a majority of its products domestically but maintains several international customers.

Prior to January 1, 2013, we considered three certain operating segments as part of a third reportable segment — PGM and Minor Metals — because the facilities in these operating segments had exclusively processed or dealt with these more distinctive metal types. However, starting in mid-2012, we upgraded some of these facilities so that they now process a wider range of metals including those routinely processed by the Company’s other scrap recycling facilities. As such, effective January 1, 2013, our chief operating decision makers began considering these operating segments as part of the Scrap Metal Recycling reportable segment for purposes of assessing overall performance and resource allocations.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable:    Accounts receivable consists primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $524,000 and $572,000 as of December 31, 2013 and 2012, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

At December 31, 2013, we conducted our annual impairment test and concluded that the computed fair values for each reporting unit with recorded goodwill exceeded their respective carrying value and no impairment charges were required.

For the nine months ended September 30, 2013, we experienced a highly competitive environment in sourcing scrap material combined with lower commodity prices resulting in weaker than expected results. We also experienced an extended period in which the carrying value of shareholder’s equity materially exceeded our market capitalization value. Based on the comparison of our year to date results to our forecasted results though September 30, 2013, the degree to which our results differed from our forecast for most of our Scrap Metal Recycling reporting units, and the material difference between our carrying equity and our market capitalization value, we performed an interim quantitative goodwill impairment assessment at September 30, 2013. Based on our assessment of future operating results, we determined the fair values of certain reporting units, calculated using discounted cash flow analyses, was less than their respective carrying values as of September 30, 2013 and resulted in an impairment charges of $32.3 million.

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

In 2010, we entered into a joint venture agreement to co-operate a scrap recycling facility in Ithaca, New York that expired on April 1, 2013. The joint venture’s operation had been supported by, and was included in, our New York State Scrap Recycling reporting unit. The absence of future cash flows from the joint venture and discontinued support from our other New York facilities resulted in an additional goodwill write-down of $303,000 for the year ended December 31, 2012.

As of December 31, 2013, four of our reporting units have recorded goodwill. A list of these reporting units and the amount of goodwill remaining in each as of December 31, 2013, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded
Lead Fabricating	$5,369
New York State Scrap Recycling	10,966
Bradford, PA Scrap Recycling	3,943
New Jersey Scrap Recycling	2,165

Total	$22,443

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

A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes, profit margins, tax rates, capital spending, discount rates, and working capital changes. Forecasts of operating and selling, general and administrative expenses are generally based on historical relationships of previous years. We use an enterprise value approach to determine the carrying and fair values of our reporting units. When applying the DCF model, the cash flows expected to be generated are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital (“WACC”), is calculated by weighting the required returns on interest-bearing debt and common equity in proportion to their estimated percentages in an expected capital structure. For our 2013 analysis, using the build-up method under the Modified Capital Asset Pricing (“CAPM”) model, we arrived at a discount rate of 13.39%. The inputs used in calculating the WACC as of December 31, 2013 include a) an after tax cost of Baa-rated debt based on Moody’s Seasoned Corporate Bond Yields of 3.5%, b) a 20% required return on equity and c) a weighting of the prior components equal to 40% for debt and 60% for equity based on an average of capital structure ratios of market participants in our industry. The 20% required return on equity is based on the following inputs: (a) a 3.72% risk free return rate of a 20 year U.S. Treasury note as of December 31, 2013, (b) a beta-adjusted equity risk premium of 8.74% based on guideline U.S. public company common stocks, (c) a small company risk premium of 3.89% and (d) a Metalico-specific risk premium of 1.50%.

Management believes domestic economic conditions reflect slow to moderate growth and have resulted in forecasts which, when used in our DCF model, support the remaining carrying value of goodwill in our reporting units. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates and volatile commodity prices. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.

For the reporting units where the fair value exceeds their carrying values, we measure of the sensitivity of the amount of potential future goodwill impairment charges to changes in key assumptions. All of our reporting units with goodwill had fair values that exceeded carrying values by less than 20%, an amount that we deem substantial. We further tested these reporting units to reflect changes in forecasted cash flows and discount rates. Assuming all input variables remain constant, if expected cash flows were 10% less than forecasted or, if the discount rate were increased by two percentage points the amount by which the carrying value exceeded the computed fair value for these reporting units, indicating potential impairment, would be as follows ($ in thousands):

	Potential Future Impairment Sensitivity
Reporting Unit	If expected cash flows were 10% less than forecasted	If the discount rate were 15.4%
Lead Fabricating	$1,018	$1,692
New York State Scrap Recycling	$7,939	$8,496
Bradford, PA Scrap Recycling	$—	$—
New Jersey Scrap Recycling	$—	$363

At December 31, 2013, the carrying value of our shareholders equity exceeded the Company’s market by $22.8 million capitalization after considering a control premium of 25% which is one of many factors that are considered when determining a potential impairment to goodwill. Future declines in the overall market value of the Company’s equity and debt securities may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

Intangible Assets and Other Long-Lived Assets:    We test all finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. Through September 30, 2013, we determined that the shortfall in year-to-date operating results as compared to forecast was an indication that required an interim impairment test. As result of the testing, we recorded an impairment charge of $5.3 million to write-down the carrying value of a supplier list. No adjustments were made to the estimated lives of finite-lived assets. At December 31, 2013 and 2012, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

We test indefinite-lived intangibles such as trademarks and trade names for impairment annually and whenever events or circumstances indicate that impairment may have occurred by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and we will record impairment. At September 30, 2013, we recorded a $1.1 million impairment charge for the trade name used at our Texas recycling facility which we no longer expect to use. At December 31, 2013, we conducted our annual impairment test and concluded no indicators of impairment were identified, the computed fair value of our indefinite-lived intangibles exceeded their respective carrying values and no impairment charges were required.

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

Income taxes:    Our provision for income taxes reflects income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial statement and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

RESULTS OF OPERATIONS

The Company is divided into two reportable segments: Scrap Metal Recycling, which includes three general product categories: ferrous, non-ferrous (including the PGM and Minor Metals Recycling operations which had previously been separately reported) and other scrap services; and Lead Fabricating.

The following table sets forth information regarding revenue in each reportable segment ($ and weights in thousands):

	Revenues
	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	($s, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	576.4	$213,937	40.4	537.9	$216,569	37.8	534.6	$233,863	35.4
Non-ferrous metals (lbs.)	179,344	239,451	45.2	178,876	286,531	49.9	146,616	348,626	52.7
Other	—	3,796	0.7	—	4,130	0.7	—	5,826	0.9

Total Scrap Metal Recycling		457,184	86.3		507,230	88.4		588,315	89.0
Lead Fabricating (lbs.)	43,039	72,806	13.7	42,593	66,413	11.6	44,842	72,592	11.0

Total Revenue		$529,990	100.0		$573,643	100.0		$660,907	100.0

The following table sets forth information regarding average Metalico selling prices for the past eight quarters. The fluctuation in pricing is due to many factors, primarily product mix, as well as, domestic and export demand.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb. (1)	Average Lead Price per lb.
December 31, 2013	$375	$0.88	$1.70
September 30, 2013	$366	$0.95	$1.74
June 30, 2013	$368	$0.92	$1.69
March 31, 2013	$377	$0.98	$1.64
December 31, 2012	$377	$0.99	$1.65
September 30, 2012	$370	$0.98	$1.58
June 30, 2012	$418	$1.01	$1.54
March 31, 2012	$443	$0.99	$1.50

(1)

Excludes non-ferrous platinum group metals which are priced in troy ounces instead of pounds and non-ferrous minor metals which generally have higher prices per pound and would tend to skew the averages reflected in the table. PGM prices averaged $985, $1,006 and $1,180 per troy ounce for the years ended December 31, 2013, 2012 and 2011, respectively. Average annual selling prices for minor metals for the years ended December 31, 2013, 2012 and 2011, were $18.86, $24.07 and $25.02 per pound, respectively and accounted for 6.5%, 8.7% and 7.3% of revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Scrap and Metal Commodity Markets

Recycled iron and steel scrap is a vital raw material for the production of new steel and cast iron products. The steel and foundry industries in the United States have been structured to recycle scrap, and, as a result, are highly dependent upon scrap. According to the Institute of Scrap Recycling Industries, Inc. (“ISRI”), in the United States alone, 75 million metric tons of iron and steel (ferrous) scrap was processed by the scrap recycling industry in 2012 (latest data available), more than 55 percent of the volume of all domestically processed material. Obsolete ferrous scrap is recovered from automobiles, steel structures, household appliances, railroad tracks, ships, farm equipment, and other sources. In addition, prompt scrap, which is generated from industrial and manufacturing sources, accounts for approximately half of the ferrous scrap supply. The United States is the largest exporter of ferrous scrap in the world. Through October 31, 2013, approximately 15.7 million metric tons of ferrous scrap — valued at more than $6.4 billion — was exported. The largest recipients of the exported ferrous scrap include Turkey, China, Taiwan and South Korea in descending order of export tonnage.

Recycling of scrap metal plays an important role in the conservation of energy because the remelting of scrap requires much less energy than the production of iron or steel products from iron ore. Also, consumption of iron and steel scrap by remelting reduces the burden on landfill disposal facilities and prevents the accumulation of abandoned steel products in the environment. In the United States, the primary source of old steel scrap is the automobile. In 2012 (the latest data available), recycled scrap consisted of approximately 47% post-consumer (old, obsolete) scrap, 8% prompt scrap (produced in steel-product manufacturing plants), and 45% home scrap (recirculating scrap from current operations).

Automobiles are the most recycled consumer product. Used cars, vehicle trades and cars used to the end-of-life, all eventually end up being recycled. Each year, the steel industry recycles more than 18 million tons of steel from cars that are no longer fit for the road. This is equivalent to nearly 18 million new cars. When comparing the amount of steel recycled from automobiles each year to the amount of steel used to produce new automobiles that same year, automobiles maintain a recycling rate of nearly 100 percent.

Each year, a significant percentage of cars leaving the road are recycled for their iron and steel content. While some people take their cars directly to the scrap yards, others trade their cars in at automobile dealerships. Regardless of their path, many autos eventually end up at a scrap yard. At the scrap yard reusable parts, such as doors, seats, hoods, trunk lids, windows, wheels and other parts are removed from the cars. During this same process, cars are drained of fluids, mercury switches are removed and the cars are prepared for environmentally responsible recycling. Once the cars are stripped of reusable parts, the remaining automobile hulks enter the shredder. The shredding process for cars lasts only 45 seconds. The shredder rips the car into fist-sized chunks of steel, nonferrous metals and fluff (non-recyclable rubber, glass, plastic, etc). The iron and steel are magnetically separated from the other materials and recycled. The metal scrap is then shipped to secondary processors (often scrap brokers) or steel mills where it is recycled to produce new steel.

A significant issue currently facing the scrap metal industry is deteriorating profit margins. Increased competition for scrap metal has created bidding wars among large shredders resulting in premium scale prices to keep shredders running. This has resulted in tightening margins for large shredders, causing many to cut operating hours and some to shut down. In medium and large metro areas, small scrap dealers and feeder yards are in price wars with their competitors to acquire material, while at the same time playing one shredder against others to get top dollar for their scrap. Another dynamic is that medium to large scrap yards are being forced to pay top prices for heavy melting steel (HMS) that normally goes to make cut grades, but shredders are using it to feed their equipment.

Disruption in the scrap export markets caused by political turmoil and economic uncertainty in countries which have been large consumers of U.S. scrap metal has also affected pricing.

According to the Raw Material Data Aggregation Service (RMDASTM), the average monthly U.S spot market price for No.2 shredded scrap started 2013 at $397 per gross ton reaching a short term peak in March of $411 per gross ton. After falling through the second and third quarters of the year and bottoming at $360 per gross ton in October, prices rebounded and closed the year at their peak of $417 per ton.

According to reports published by the U.S. Geological Survey (“USGS”), in 2012, old scrap, converted to refined metal and alloys, provided 170,000 tons of copper, equivalent to 10% of apparent consumption. Purchased new scrap, derived from fabricating operations, yielded 650,000 tons of contained copper. Of the total copper recovered from scrap (including aluminum- and nickel-based scrap), brass mills recovered 71%; miscellaneous manufacturers, foundries, and chemical plants, 15%; ingot makers, 9%; and copper smelters and refiners, 5%. Copper in all old and new, refined or remelted scrap contributed about 33% of the U.S. copper supply. The COMEX spot copper price began 2013 at its highs of the year reaching $3.72 per pound at the end of January but fell steadily through April to settle into a $3.00 to $3.30 per pound trading range for most of the remainder of the year. December saw prices break out reaching $3.47 per pound by year’s end. Despite projected growth in demand, new copper capacity coming online in early 2014 could flood the market in the short term, keeping copper prices somewhat muted in 2014.

The outlook is somewhat better for aluminum, as the steadily improving U.S. economy, along with U.S. auto sales, has resulted in more robust aluminum shipments. According to recent figures from the Aluminum Association, Washington, D.C., U.S. and Canadian producers shipped 24.5 million pounds of aluminum forgings in November 2013, which is nearly 20 percent more than what was shipped in November 2012. Despite the year-over-year improvement, concerns remain. Shipments in November 2013 declined 7.4 percent from the previous month, while shipments in the first 11 months of 2013 totaled 268.5 million pounds, a 2 percent drop from the prior year’s 11-month total. The Aluminum Association notes that the domestic aluminum industry purchased more aluminum scrap during the first nine months of 2013. Supporting this information, estimates from the U.S. Geological Survey (USGS) find that the recovery of aluminum and aluminum alloys increased by 5.3 percent through the first nine months of 2013 compared with the same time in 2012.

The lead-acid battery industry continues to be the principal user of lead. The International Lead and Zinc Study Group (ILZSG) forecast global increases in lead consumption and production in 2013 and 2014. Global lead consumption in 2013 was expected to increase by 5% to 11.0 million metric tons and by 4.6% in 2014 to 11.51 metric tons, primarily owing to increased consumption in China for use in lead-acid batteries. Through October 2013, total U.S. imports of lead for consumption were 65% greater than during the same period in 2012. The increase was partially attributed to lead consumers and traders accumulating lead stocks in anticipation of a planned yearend closure of a significant lead producer’s primary lead smelter facility in Herculaneum, MO. Through October 2013, total exports of lead, exclusive of scrap, were 6% more than those in the corresponding period of 2012. LME lead prices continued to be volatile, starting 2013 at around $2,400 per metric ton in January, falling below $2,000 per metric ton in May, and rebounding to finish the year at approximately $2,200 per metric ton in December. Global stocks of lead held in LME warehouses decreased by 33% from 318,000 to 214,000 metric tons for the calendar year 2013.

Market Outlook

The scrap recycling industry is highly cyclical and commodity metal prices can be volatile and fluctuate widely. Such volatility can be due to numerous factors beyond our control, including but not limited to general domestic and global economic conditions, including metal market conditions, competition, availability of transportation, the financial condition of our major suppliers and consumers and international demand for domestically produced scrap.

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

The volatile nature of metal commodity prices makes it difficult for us to predict future revenue trends as shifting international and domestic demand can significantly impact the prices of our products, supply and demand for our products and affect anticipated future results. However, looking ahead we anticipate continued moderate economic improvement in the manufacturing and industrial sectors.

Domestic steel production has been relatively steady going into 2014 at 75% — 77% of reported industry capacity. Finished steel prices have been moving lower in early 2014 but continue to be supported by strong demand for automotive and energy related products, although a significant portion of the demand is being met by imported steel. While demand for ferrous scrap has been buoyed by the automotive industry and increases in construction activity, selling prices for scrap have been weak due to economic and political uncertainty in Turkey a significant importer of U.S. scrap from the East Coast. Less demand from Turkey has lowered export ferrous scrap prices allowing U.S. steel mills to lower the prices paid for scrap. Ferrous scrap normally destined for the export market has provided additional supply domestically weighing on selling prices. Ferrous scrap available for purchase by scrap dealers has already been tight and has become more competitive with disruptive winter weather. Until such time as export demand stabilizes, we expect lower ferrous scrap selling prices to continue. A break in winter weather could provide some relief to availability of scrap but we expect continued fierce competition for supply in the months ahead.

Diminished lower scrap supply being generated and fierce competition for available material created a difficult business environment for nonferrous scrap operations in 2013 and we believe similar market conditions will likely continue into 2014. Non-ferrous metal selling prices ended 2013 on a down note finishing near or at their lowest levels of the year in nearly all base non-ferrous commodities as overall worldwide growth in gross domestic product remained weak. China, which has been a significant driver of global demand for non-ferrous metals, has slowed at a faster pace than many observers expected, contributing to the weak pricing environment. Additionally, reallocation of investments by private investors, funds and banks away from metals into lower risk options have also affected pricing. Despite the negative influences on pricing, the U.S. economy continues to improve, though slowly posting positive economic indicators over the past few quarters. Automobile production and strength in residential and commercial construction have been good support to counterbalance some of the pricing pressures. Volatility remains, however, preventing sustained improvement in nonferrous metals.

We believe prices for platinum and palladium will be supported by the automotive industry, which continues to show strong production levels. Sourcing and supply of catalyst material should remain competitive consistent with the recent past.

We cautiously anticipate the financial performance of our Lead Fabricating segment will continue to show positive operating results. Favorable product mix, relative stability in raw material prices, the ability to selectively raise selling prices for some of our value added finished products and the introduction and growth in new products should keep volumes and profit margins at the high end of recent results. We are wary of the potential impact of imports and cheaper shotgun cartridges on our shot products.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated net sales decreased by $43.6 million, or 7.6%, to $530.0 million in the year ended December 31, 2013, compared to consolidated net sales of $573.6 million in the year ended December 31, 2012. Acquisitions added $9.8 million to consolidated net sales. Excluding acquisitions, the Company reported decreases in average metal selling prices representing net sales of $58.9 million offset by a $5.5 million increase due to higher selling volume.

Operating Income (Loss)

We reported a consolidated operating loss of $39.3 million for the year ended December 31, 2013, an increase of $24.1 million, compared to an operating loss of $15.2 million for the year ended December 31, 2012 due primarily to impairment charges to goodwill and other intangible assets. For the years ended December 31, 2013 and 2012, our consolidated operating losses included goodwill and other intangible asset impairment charges of $38.7 million and $19.6 million, respectively. Acquisitions added operating income of $309,000 to our consolidated operating loss for the year ended December 31, 2013. Operating results in fiscal 2013 were negatively impacted by reductions in metal prices for all scrap commodities compared to the prior year. Softening demand for scrap metal, particularly in the second quarter of 2013, combined with continued material supply constraints and strong competition in sourcing material negatively impacted selling prices and produced lower metal margins in our Scrap Metal Recycling segment. Consolidated operating costs increased but were offset by reductions in selling, general and administrative costs. Excluding the effect of impairment charges, our Scrap Metal Recycling segment reported a $3.4 million increase in operating loss combined with a $1.7 million reduction in operating income in our Lead Fabricating segment. See the Financial Results by Reportable Segment section below for more detailed discussion on factors impacting our results by segment.

Financial and Other Income (Expense)

Consolidated interest expense was $9.0 million for the year ended December 31, 2013, compared to $9.1 million for the year ended December 31, 2012. The $97,000 decrease in interest expense reflects changes in debt balances and corresponding interest rates.

Other (expense) income for the year ended December 31, 2013 includes income of $3,000 to adjust financial instruments to their respective fair values compared to income of $196,000 for the year ended December 31, 2012 due to a reduction in the market price of our common stock. Other income for the year ended December 31, 2012 includes a $4.6 million gain related to the settlement of a dispute with the former owners of a previous acquisition.

For the year ended December 31, 2013, we recorded income of $107,000 related to the sale and 40% share of loss through the date of disposition of our investment in a manufacturer of radiation shielding solutions for the nuclear medicine community compared to our 40% share of income of $11,000 for the year ended December 31, 2012.

For the year ended December 31, 2013 we recorded a gain of $123,000 net of unamortized issue costs, for the repurchase of $45.3 million in convertible notes compared to a gain of $63,000 net of unamortized issue costs, for the repurchase of $7.3 million in convertible notes in cash for the year ended December 31, 2012.

For the year ended December 31, 2013, we wrote off $310,000 in unamortized debt issuance costs in connection with the refinance of a significant portion of our senior debt. We also recorded a $347,000 gain on the dissolution of our joint venture in Ithaca, New York.

Income Taxes

For the year ended December 31, 2013, we recognized a consolidated income tax benefit of $13.1 million on a loss from continuing operations of $48.0 million resulting in an effective tax rate of 27%. For the year ended December 31, 2012, we recognized a consolidated income tax benefit of $6.3 million on a loss from continuing operations of $19.4 million resulting in an effective tax rate of 32%. Our effective rate may differ from the blended expected statutory income tax rate due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation, amortization of certain intangibles and certain non-deductible expenses such as impairment charges to goodwill acquired in stock acquisitions.

Financial Results by Reportable Segment

Scrap Metal Recycling

Due to the many different ferrous and non-ferrous commodities that we buy, process and sell as well the various grades of material within those commodities and the mix of material sold through each of our locations, sales totals can vary.

Ferrous Sales

Ferrous sales decreased by $2.7 million, or 1.2%, to $213.9 million in the year ended December 31, 2013, compared to ferrous sales of $216.6 million in the year ended December 31, 2012. Acquisitions added $8.8 million and 25,600 tons to ferrous sales in 2013. Excluding acquisitions, ferrous sales decreased by $11.5 million. The decrease in ferrous sales was attributable to lower average selling prices totaling $16.8 million offset by higher volume sold of 12,800 tons amounting to $5.3 million. Ferrous selling prices were affected by both planned and unplanned mill outages at several of our large steel mill customers. The lower demand from these mills resulted in lower scrap prices, particularly through the second and third quarters of 2013. These mills have since resolved their production issues and/or completed the various plant upgrades. These improvements contributed to the higher pricing in the latter part of the year with production levels expected to increase in 2014. Steel prices were negatively impacted by cheaper imports, oversupply in the market, weak demand in the U.S. and Europe and tempered growth in Asia. All of these factors combined put additional downward pressure on ferrous scrap prices. The average selling price for ferrous products was approximately $371 per ton for the year ended December 31, 2013, compared to $403 per ton for the year ended December 31, 2012.

Further softening in export markets and a stronger U.S dollar is weighing on ferrous pricing in early 2014, particularly on the U.S East Coast. Steel prices have been impacted by cheaper imports, oversupply in the market, weak demand in the U.S. and Europe and tempering growth in Asia, resulting in additional pressure to ferrous scrap prices. Improving growth in the domestic economy and demand from the auto manufacturing industry should temper significant ferrous price declines. The U.S. steel industry continues to be impacted by excess capacity and high costs inviting competition from imported steel, which may affect scrap demand. Weaker demand for scrap by Turkey caused by political unrest and economic uncertainty is also pressuring selling prices of scrap sold domestically.

Non-Ferrous Sales

Non-ferrous sales decreased by $47.0 million, or 16.4%, to $239.5 million in the year ended December 31, 2013, compared to non-ferrous sales of $286.5 million in the year ended December 31, 2012. Acquisitions added $376,000 and 631,000 pounds to non-ferrous sales. Excluding acquisitions, non-ferrous sales decreased by $47.4 million. Excluding acquisitions, base non-ferrous, PGM and minor metal sales decreased by $9.6 million, $22.4 million and $15.4 million, respectively. Slightly higher sales volume in base non-ferrous metals totaling $137,000 was offset by lower average selling prices amounting to $9.7 million. The average selling price for base non-ferrous products was $0.93 per pound for the year ended December 31, 2013, compared to $0.99 per pound for the year ended December 31, 2012. PGM and minor metal commodity sales were lower primarily due to lower volumes amounting to $28.5 million but also resulted from lower average selling prices totaling of $9.4 million. The average selling price for PGM material was approximately $985 per troy ounce for the year ended December 31, 2013 compared to $1,006 per troy ounce for the year ended December 31, 2012, a decrease of approximately 2.1%. After falling from higher spot prices early in the year, platinum prices stabilized into a lower trading range by year’s end but continue to be volatile. Total PGM sales volumes amounted to 35,600 troy ounces for the year ended December 31, 2013, compared to 52,200 troy ounces sold for the year ended December 31, 2012 due to lower purchases of PGM catalyst material.

Operating expenses — Scrap Metal Recycling

Operating expenses in our Scrap Metal Recycling segment decreased by $43.3 million, or 9.2%, to $425.4 million for the year ended December 31, 2013, compared to operating expenses of $468.7 million for the year ended December 31, 2012. Acquisitions added $8.8 million to operating expenses. Excluding acquisitions, the decrease in operating expenses was due to a $50.7 million decrease in the cost of purchased metals and a $1.4 million decrease in other operating expenses. The decrease in the cost of purchased metals is due primarily to pricing as metal prices fell across all scrap metal commodity groups due to lower global demand. A decrease in purchases of PGM catalyst material also contributed to the reduction in cost of purchased metals. Despite lower prices, our gross metal margin percentage increased slightly by approximately 0.8 of a point. Other significant changes in operating expense include a decrease in wages and benefits of $1.5 million due in part to the dissolution of our joint venture in Ithaca, New York in early 2013 and the termination of several management employees late in 2012 who were not replaced in 2013. Outbound freight charges declined $447,000 due to an increase in ferrous material sold using our own fleet of railcars and other miscellaneous operating expenses decreased by $464,000. These expense reductions were offset by increases in shredder waste disposal costs of $680,000 and a $395,000 increase in expense for wear parts, small tools and supplies both due to the increase in production at our New York shredder operations over the prior year.

Selling, General and Administrative — Scrap Metal Recycling

Selling, general and administrative expenses in our Scrap Metal Recycling segment decreased by $4.0 million to $13.6 million for the year ended December 31, 2013, compared to $17.6 million for the year ended December 31, 2012. Acquisitions added $466,000 to selling, general, and administrative expenses in 2013. Excluding acquisitions, selling, general and administrative costs decreased by $4.5 million. In the previous year, we recorded bad debt charges of $1.8 million and reserved $551,000 for preference claims related to our exposure to a single customer that declared bankruptcy in 2012. The reduction in current year bad debt expense and favorable settlement of the preference claims in 2013 resulted in a $2.6 million swing in our year over year change in expense.

Other significant changes in component expenses of selling, general and administrative costs include a decrease in wages and benefits of $1.3 million due in part to reductions in certain administrative management personnel and lower bonus payouts, reductions of $225,000 in advertising and promotional expenses, $94,000 in insurance expense and $219,000 in various other expenses.

Depreciation and Amortization — Scrap Metal Recycling

Depreciation and amortization expenses in our Scrap Metal Recycling segment increased by $585,000 to $16.1 million for the year ended December 31, 2013, compared to $15.5 million for the year ended December 31, 2012. Acquisitions added $186,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased by $399,000 due to effect of capital expenditures made in the current and recent preceding years. We expect depreciation and amortization expense to remain relatively stable in the next year as the Company adheres to a lower maintenance capital expenditure budget.

Impairment charges — Scrap Metal Recycling

In 2013, we performed an interim impairment analysis at September 30 as actual operating results for the year to date did not meet our previously forecasted expectations. As a result of the impairment tests performed, the Company recorded a goodwill impairment charge of $32.3 million to several reporting units in our Scrap Metal Recycling segment. We also recorded impairment charges of $5.3 million to write-down the carrying value of a supplier list at our Akron, Ohio Scrap Recycling Reporting Unit and $1.1 million to a trade name that the Company no longer expects to use. In September 2012, we identified competitive pressures in sourcing PGM catalysts, its effect on gross margins and anticipated future cash flows as a triggering event with respect to our

PGM reporting units and we performed an interim impairment analysis at September 30, 2012, which resulted in a goodwill impairment charge of $12.0 million and a $100,000 impairment charge to a trade name. At December 31, 2012, we performed our annual impairment test and determined that the expected future cash flows of our Ohio and Pittsburgh scrap metal recycling reporting units, when discounted, resulted in fair values that did not exceed their respective carrying values. This resulted in additional goodwill impairment charges of $3.5 million for our Ohio reporting unit and $3.7 million for our Pittsburgh reporting unit.

Lead Fabricating

Lead fabricating sales increased by $6.4 million, or 9.6%, to $72.8 million in the year ended December 31, 2013, compared to lead fabrication sales of $66.4 million in the year ended December 31, 2012. The increase was due to higher average selling prices amounting to $5.7 million and by higher volume sold totaling $728,000. The average selling price for lead fabricated products was approximately $1.69 per pound for the year ended December 31, 2013, compared to $1.56 per pound for the year ended December 31, 2012, an increase of approximately 8.3%. The increase in pricing was due primarily to price increases passed through to consumers. The increase in volume was mainly due to increases in various products sold.

Operating Expenses — Lead Fabricating

Operating expenses in our Lead Fabricating segment increased by $6.8 million to $62.1 million for the year ended December 31, 2013, compared to operating expenses of $55.3 million for the year ended December 31, 2012. The increase in operating expenses was due to a $5.8 million increase in the cost of purchased metals and a $1.0 million increase in other operating expenses. The increase in underlying lead commodity prices was driven mainly by higher global demand for lead. Other operating expense changes include increases in wages and benefits of $814,000 due primarily to increases in staff, a $296,000 increase in production and fabrication supplies both related to the increase in volumes produced, an increase in rent and occupancy costs of $196,000 due primarily to a new lease of additional warehouse space in Birmingham, Alabama entered into in January, 2013 and other miscellaneous operating expense increases of $153,000. These increases were offset by a reduction in freight expense of $461,000 due to in part to a change in freight carriers and a reduction in shipments between our own production facilities.

Selling, General and Administrative — Lead Fabricating

Selling, general and administrative expenses in our Lead Fabricating segment increased by $128,000 to $3.9 million for the year ended December 31, 2013, compared to $3.8 million for the year ended December 31, 2012. Significant changes in component expenses of selling, general and administrative costs include increases in wages and benefits of $285,000. Decreases in selling, general and administrative costs include $45,000 in consulting and professional fees, $33,000 in insurance expense, $30,000 in advertising and promotional costs and $49,000 in miscellaneous other expenses.

Depreciation and Amortization — Lead Fabricating

Depreciation and amortization expenses in our Lead Fabricating segment decreased by $49,000 to $1.7 million for the year ended December 31, 2013, compared to $1.7 million for the year ended December 31, 2012. We expect depreciation and amortization expense to remain relatively stable in the next year as the Company adheres to a lower maintenance capital expenditure budget.

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

Operating Income (Loss)

We reported a consolidated operating loss of $15.2 million for the year ended December 31, 2012 a decrease of $47.7 million, compared to operating income of $32.6 million for the year ended December 31, 2011. For the year ended December 31, 2012, our consolidated operating loss included goodwill and other intangible asset impairment charges of $19.6 million and acquisitions added a loss of $283,000 to our consolidated operating loss. Operating results in fiscal 2012 were negatively impacted by reductions in metal prices for all commodities compared to the prior year. Softening of demand for scrap metal, particularly in the second half of 2012, negatively impacted selling prices while a constrained supply and increased competition in sourcing material resulted in compression in operating margins. Our Scrap Metal Recycling segment reported a $52.5 million decrease in operating income due primarily to reduction in PGM volumes and related pressured margins. This reduction was offset by our Lead fabricating segment which experienced an increase in operating income of $4.0 million and Corporate and other increased operating income by $807,000. See the Financial Results by Reportable Segment section below for more detailed discussion on factors impacting our results by segment.

Financial and Other Income (Expense)

Consolidated interest expense was $9.1 million for the year ended December 31, 2012, compared to $9.4 million for the year ended December 31, 2011. The $275,000 decrease in interest expense reflects changes in debt balances and corresponding interest rates.

Other (expense) income for the year ended December 31, 2012 includes income of $196,000 to adjust financial instruments to their respective fair values compared to income of $3.6 million for the year ended December 31, 2011 due to a reduction in the market price of our common stock. Other income for the year ended December 31, 2012 includes a $4.6 million gain related to the settlement of a dispute with the former owners of a previous acquisition.

For the year ended December 31, 2012, we recorded income of $11,000 for our 40% share of income from our investment in a manufacturer of radiation shielding solutions for the nuclear medicine community compared to a loss of $46,000 for the year ended December 31, 2011.

For the year ended December 31, 2012, we recorded a gain of $63,000 net of amortized issue costs, for the repurchase of $7.3 million in convertible notes compared to a gain of $243,000 net of amortized issue costs, for the repurchase of $5.0 million in convertible notes in cash for the year ended December 31, 2011.

Income Taxes

For the year ended December 31, 2012, we recognized a consolidated income tax benefit of $6.3 million on a loss from continuing operations of $19.4 million resulting in an effective tax rate of 32%. For the year ended December 31, 2011, we recognized income tax expense of $9.7 million on income from continuing operations of $27.1 million. Included in income tax expense for 2011 is $571,000 related to the recognition of a state income tax audit assessment for previous periods. Excluding this assessment income tax was $9.1 million resulting in an effective tax rate of 34%. Our effective rate may differ from the blended expected statutory income tax rate due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation, amortization of certain intangibles and certain non-deductible expenses.

Financial Results by Reportable Segment

For the years ended December 31, 2012 and 2011, we operated in two distinct business segments; Scrap Metal Recycling (including the PGM and Minor Metals Recycling operations which had previously been separately reported) and Lead Fabricating. Additional financial information relating to these reporting segments is contained in Note 17 — Segment Information in the Notes to the Consolidated Financial Statements included in this report.

Scrap Metal Recycling

Due to the many different ferrous and non-ferrous commodities that we buy, process and sell as well the various grades of material within those commodities and the mix of material sold through each of our locations, sales totals can vary.

Ferrous Sales

Ferrous sales decreased by $17.3 million, or 7.4%, to $216.6 million in the year ended December 31, 2012, compared to ferrous sales of $233.9 million in the year ended December 31, 2011. Acquisitions added $829,000 to ferrous sales in 2012. Excluding acquisitions, ferrous sales decreased by $18.1 million. The decrease in ferrous sales was attributable to lower average selling prices totaling $18.4 million offset by higher volume sold of 1,200 tons amounting to $295,000. Steel prices were impacted by a glut in imports, oversupply in the market, weak demand in Europe and tempering growth in Asia, resulting in a decline in ferrous scrap selling prices as compared to the prior year. The average selling price for ferrous products was approximately $403 per ton for the year ended December 31, 2012, compared to $437 per ton for the year ended December 31, 2011.

Non-Ferrous Sales

Non-ferrous sales decreased by $62.1 million, or 17.8%, to $286.5 million in the year ended December 31, 2012, compared to non-ferrous sales of $348.6 million in the year ended December 31, 2011. Acquisitions added $445,000 to non-ferrous sales. Excluding acquisitions, non-ferrous sales decreased by $62.5 million. Base non-ferrous metal sales increased by $24.0 million but were offset by a reduction of $86.5 million in sales of PGM and minor metal commodities. Higher sales volume in base non-ferrous metals totaling $35.7 million was offset by lower average selling prices amounting to $11.7 million. The average selling price for base non-ferrous products was $0.99 per pound for the year ended December 31, 2012, compared to $1.06 per pound for the year ended December 31, 2011. The increase in volumes is the result of an increase in non-ferrous material sold by our Pittsburgh location and sales by our New York shredder facility that were not in the previous period. Demand for non-ferrous base metals, particularly aluminum for the automotive industry, should remain very solid as the economy recovers and many foreign markets continue to grow. The decrease in PGM and minor metal commodities was due primarily to lower volumes amounting to $75.4 million but also resulted from lower average selling prices totaling of $11.1 million. Due to competitive pressures in sourcing PGM catalysts, particularly in the Texas market, we significantly reduced catalyst purchasing due to the inability to obtain reliable, profitable material, which in turn, is reflected in the reduction in volume sold. The average selling price for PGM material was approximately $1,006 per troy ounce for the year ended December 31, 2012 compared to $1,180 per troy ounce for the year ended December 31, 2011, a decrease of approximately 14.7%. Total PGM sales volumes amounted 52,200 troy ounces for the year ended December 31, 2012, compared to 119,800 troy ounces sold for the year ended December 31, 2011.

Operating expenses — Scrap Metal Recycling

Operating expenses in our Scrap Metal Recycling segment decreased by $52.3 million, or 10.0%, to $468.7 million for the year ended December 31, 2012, compared to operating expenses of $521.0 million for the year ended December 31, 2011. Acquisitions added $1.4 million to operating expenses. Excluding acquisitions, the increase in operating expenses was due to a $55.6 million decrease in the cost of purchased metals and a $2.0 million increase in other operating expenses. The decrease in the cost of purchased metals is due primarily to a decrease in purchases of PGM catalyst material. Lower prices in all commodities also contributed to the lower cost of metals. Other operating expense changes include increases in freight charges of $3.3 million due to an increase in ferrous material using our own fleet of railcars; and waste and disposal costs of $1.2 million due to waste material produced by our shredder in New York not in operation in the previous year. These higher expenses were offset by a reduction in wages and benefits of $1.1 million due to a reduction in staff to process less material particularly at our Texas PGM facility, lower energy costs of $937,000 due to more material being shipped by rail, maintenance and repair expense of $438,000 and other expenses of $19,000.

Selling, General and Administrative — Scrap Metal Recycling

Selling, general and administrative expenses in our Scrap Metal Recycling segment increased by $1.5 million to $17.6 million for the year ended December 31, 2012, compared to $16.1 million for the year ended December 31, 2011. Acquisitions added $277,000 to selling, general, and administrative expenses in 2012. Excluding acquisitions, selling, general and administrative costs increased by $1.2 million. Significant changes in component expenses of selling, general and administrative costs include decreases in consulting and professional fees of $392,000 due to legal fees related to a dispute incurred in the previous year and reductions in wages and benefits of $361,000 due in part to reductions in certain management personnel and other expenses of $187,000. These lower expenses were offset by a $1.8 million increase in bad debt expense for the Company’s exposure to a single customer that declared bankruptcy in 2012.

Depreciation and Amortization — Scrap Metal Recycling

Depreciation and amortization expenses in our Scrap Metal Recycling segment increased by $2.3 million to $15.5 million for the year ended December 31, 2012, compared to $13.2 million for the year ended December 31, 2011. Acquisitions added $157,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased by $2.1 million due to increases in capital expenditures made in the current and previous years. At the end of 2011, the construction at our shredder facility in New York was completed and the current year reflects a full year of depreciation and represents $1.1 million of the increase. The balance of the increase is the result of a full year of depreciation charged on other capital expenditures made in 2011 and partial year depreciation charged on $14.6 million in capital expenditures made in 2012.

Impairment charges — Scrap Metal Recycling

In September 2012, we identified competitive pressures in sourcing PGM catalysts, its effect on gross margins and anticipated future cash flows as a triggering event with respect to our PGM reporting units and we performed an interim impairment analysis at September 30, 2012, which resulted in a goodwill impairment charge of $12.0 million and a $100,000 impairment charge to the trade name of our Texas reporting unit. At December 31, 2012, we performed our annual impairment test and determined that the expected future cash flows of our Ohio and Pittsburgh scrap metal recycling reporting units, when discounted, resulted in fair values that did not exceed their respective carrying values. This resulted in additional goodwill impairment charges of $3.5 million for our Ohio reporting unit and $3.7 million for our Pittsburgh reporting unit.

Lead Fabricating

Lead fabrication sales decreased by $6.2 million, or 8.5%, to $66.4 million in the year ended December 31, 2012, compared to lead fabrication sales of $72.6 million in the year ended December 31, 2011. The decrease was due to lower average selling prices amounting to $2.6 million and by lower volume sold totaling $3.6 million. The average selling price for lead fabricated products was approximately $1.56 per pound for the year ended December 31, 2012, compared to $1.62 per pound for the year ended December 31, 2011, a decrease of approximately 3.7%. During most of 2012, lead commodity prices were lower due to global economic weakness reducing demand for lead. However, new product development should have a positive impact on future product shipments.

Operating Expenses – Lead Fabricating

Operating expenses in our Lead Fabricating segment decreased by $8.4 million to $55.3 million for the year ended December 31, 2012, compared to operating expenses of $63.7 million for the year ended December 31, 2011. The decrease in operating expenses was due to a $7.6 million decrease in the cost of purchased metals and an $861,000 decrease in other operating expenses. The cost of lead sold fell partly due to lower volumes however improvements from efficient production and raw material procurement aided by scrap refining improved our metal margin. Other operating expense changes include decreases in wages and benefits of $678,000 due primarily to changes in benefit plans, decreases in repair and maintenance expenses of $126,000 and other operating costs of $57,000.

Selling, General and Administrative – Lead Fabricating

Selling, general and administrative expenses in our Lead Fabricating segment decreased by $499,000 to $3.8 million for the year ended December 31, 2012, compared to $4.3 million for the year ended December 31, 2011. Significant changes in component expenses of selling, general and administrative costs include decreases in wages and benefits of $215,000 and consulting and professional fees of $189,000 and $95,000 in other expenses.

Depreciation and Amortization– Lead Fabricating

Depreciation and amortization expenses in our Lead Fabricating segment increased by $346,000 to $1.7 million for the year ended December 31, 2012, compared to $1.4 million for the year ended December 31, 2011. The previous year included a $286,000 gain on disposal netted with expense. Excluding the impact of the prior year gain, depreciation expense remained constant.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Quarter Ended September 30, 2012	Quarter Ended December 31, 2012	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013
	($ in thousands, except per share data)
Revenue	$164,085	$148,213	$132,772	$128,573	$137,695	$129,897	$135,783	$126,615

Costs and expenses
Operating expenses	146,887	134,279	123,163	119,355	125,997	121,060	123,613	116,805
Selling, general and administrative expenses	7,328	8,126	6,538	7,481	6,603	6,337	5,914	6,338
Depreciation and amortization	3,975	4,217	4,399	4,753	4,484	4,459	4,589	4,459
Impairment charges	—	—	12,130	7,471	—	—	38,737	—
Gain on acquisition	—	—	—	—	—	—	(105)	—
Gain on insurance recovery	—	—	—	(1,297)	—	—	—	—

	158,190	146,622	146,230	137,763	137,084	131,856	172,748	127,602

Operating income (loss)	$5,895	$1,591	$(13,458)	$(9,190)	$611	$(1,959)	$(36,965)	$(987)

Consolidated net income (loss)	$2,216	$2,935	$(10,684)	$(7,612)	$(1,232)	$(2,729)	$(27,699)	$(3,269)

Consolidated net income (loss) attributable to Metalico, Inc.	$2,216	$2,935	$(10,684)	$(7,578)	$(1,179)	$(2,732)	$(27,651)	$(3,254)

Earnings (loss) per common share:
Basic	$0.05	$0.06	$(0.22)	$(0.16)	$(0.02)	$(0.06)	$(0.58)	$(0.07)

Diluted	$0.05	$0.06	$(0.22)	$(0.16)	$(0.02)	$(0.06)	$(0.58)	$(0.07)

Weighted Average Common Shares Outstanding:
Basic	47,495,380	47,557,918	47,563,939	47,593,795	47,753,349	47,937,871	48,035,117	48,076,923

Diluted	47,496,755	47,557,918	47,563,939	47,593,795	47,753,349	47,937,871	48,035,117	48,076,923

LIQUIDITY AND CAPITAL RESOURCES

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments, excluding discounts as of December 31, 2013 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt obligations(1)(2)	$119,769	$3,417	$7,397	$7,653	$101,302
Capital lease obligations(3)	7,947	2,910	4,004	1,033	—
Operating lease obligations	6,522	1,531	2,644	1,268	1,079
Letters of credit	2,494	2,494	—	—	—
Environmental obligations	869	109	70	75	615

Total	$137,601	$10,461	$14,115	$10,029	$102,996

(1)

Approximately 66% of our debt obligations as of December 31, 2013 accrued interest at a variable rate (the lender’s base rate plus a margin, an effective rate of 6.53% as of December 31, 2013). The remaining 34% of debt obligations as of December 31, 2013 required accrued interest at fixed rates having a weighted average rate of 5.96%.

(2)

Includes $23,469 in Convertible Notes maturing April 2028. An optional repurchase right exercisable by the Note holders that becomes effective on June 30, 2014 would require the Company to redeem the Notes at par and would otherwise require classification of the Convertible Notes as a short term obligation. However, current availability under the Financing Agreement provides liquidity to redeem the Convertible Notes permitting long-term classification.

(3)

Includes capital leases and installment notes for capital equipment. Interest expense on capital lease obligations for 2013 is estimated to approximate $339,000 calculated by multiplying the outstanding principal balance by the obligation’s applicable interest rate in effect at December 31, 2013.

Cash Flows

For the year ended December 31, 2013, we generated $21.9 million of cash flows from our operating activities. We incurred a net loss of $34.9 million which was offset by net noncash items totaling $48.9 million and a $7.9 million decrease in non-cash working capital components. Non-cash items included $18.9 million in depreciation and amortization; $38.7 million in impairment charges for goodwill and other intangibles; $925,000 in stock-based compensation; $375,000 for the write-off of deferred financing costs due to debt modifications; a $298,000 charge for increases to our reserve for bad debts vendor advances and a $152,000 loss on the disposition of property and equipment. These items were offset by $10.1 million of deferred tax benefit, a $123,000 gain in the extinguishment of debt; $107,000 for our 40% share of earnings and related gain on sale of our investment in a manufacturer of radiation shielding products and a $105,000 gain on the acquisition of a scrap metal recycling business. Changes in working capital items for 2013 include $5.4 million for a decrease in accounts receivable due to lower sales and timing of collections, $5.8 million for decreases in inventory due primarily to lower levels of base non-ferrous and lead inventory on hand, $1.4 million for decreases in prepaid expenses and other items. These working capital items were offset by a $4.6 million decrease in accounts payable and accrued expenses due primarily to timing of purchases and the need for certain accruals in the previous year. For the year ended December 31, 2012, we generated $22.4 million of cash flows from our operating activities. We incurred a net loss of $13.1 million which was offset by net non-cash items totaling $33.1 million and a $2.4 million decrease in non-cash working capital components. Non-cash items included $18.1 million in depreciation and amortization; $19.6 million in impairment charges for goodwill and other intangibles; $1.7 million in stock-based compensation and $1.9 million charge for bad debts and $416,000 in reserves for vendor advances. The items were offset by $6.4 million of deferred tax benefit, a $1.0 million gain in the disposal of property and equipment, a $1.0 million gain from settlements and $196,000 in fair value adjustments to financial instruments. Changes in working capital items for 2012 include $11.3 million for decreases in inventory and $1.8 million for decreases in prepaid expenses and other items. These working capital items were offset by a $10.0 million decrease in accounts receivable and a $761,000 increase in accounts payable and accrued expenses. For the year ended December 31, 2011, we generated $33.0 million of cash flows from our operating activities. Our net income of $17.4 million and net non-cash items totaling $22.2 million were offset by a $6.6 million change in working capital components. Noncash items included $15.8 million in depreciation and amortization; $2.2 million in stock-based compensation and $8.1 million of deferred income taxes. The items were offset by $3.6 million in fair value adjustments to financial instruments and a $265,000 gain in the disposal of property and equipment. Changes in working capital items for 2011 include $11.0 million for an increase in inventory, $1.7 million for increases in prepaid expenses and other items and a $608,000 decrease in accounts payable and accrued expenses. These working capital items were offset by $6.7 million in decreased accounts receivable balances.

For the year ended December 31, 2013, we used $12.1 million in cash for investing activities. We paid $10.5 million to purchase equipment and make capital improvements. We also paid $2.1 million to acquire three scrap metal recycling businesses and had a $303,000 increase in other assets. These items were offset by $600,000 in proceeds from the sale of our 40% investment in a manufacturer of radiation shielding products and $211,000 in cash proceeds received on the disposal of property and equipment. For the year ended December 31, 2012, we used $23.9 million in cash for investing activities. We paid $23.2 million to purchase equipment and make capital improvements. We also paid $2.0 million to acquire two businesses and invested $600,000 in cash in a joint venture scrap facility in Cleveland, Ohio. These items were offset by $1.4 million in proceeds from the disposal of property and equipment and a decrease in other assets of $534,000. For the year ended December 31, 2011, we used $27.9 million in cash for investing activities. For the year ended December 31, 2011, we paid $26.2 million to purchase equipment and make capital improvements. We also paid $1.8 million to acquire a business and increases to other assets of $455,000. These items were offset by $578,000 in proceeds from the disposal of property and equipment.

For the year ended December 31, 2013, we used $8.2 million in financing activities. We received $42.9 million in proceeds from new borrowings, primarily from the term portion of the Financing Agreement entered into in November 2013 used to repurchase our 7% Convertible Notes. We also received $8.8 million in proceeds from our revolving credit facility. These amounts were offset by principal payments on debt of $52.8 million which included Note repurchases of $42.9 million and we paid $7.0 million in debt issue costs primarily related to the Financing Agreement. For the year ended December 31, 2012, we generated $1.0 million from financing activities. We received $9.6 million in proceeds from our revolving credit facility; $6.1 million in proceeds from other new borrowings and $36,000 in proceeds from the exercise of common stock options. These amounts were offset by principal payments on debt of $14.1 million and $564,000 in debt issue costs paid. For the year ended December 31, 2011, we used $2.6 million in financing activities. We received $13.0 million in proceeds from new borrowings and $542,000 in proceeds from the exercise of common stock options. These amounts were offset by principal payments on debt of $10.5 million, a reduction of $5.4 million in our outstanding revolving credit balance and $196,000 in debt issue costs paid.

Financing and Capitalization

Senior Credit Facilities:

On November 21, 2013, we entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The new six-year agreement consists of senior secured credit facilities in the aggregate amount of $125.0 million, including a $65.0 million revolving line of credit and two term loan facilities totaling $60.0 million. The revolving line of credit provides for revolving loans that, in the aggregate, are not to exceed the lesser of $65.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bear interest at the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 4.00%) plus 2.00% or, at our election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.00% (an aggregate effective rate of 4.25% at December 31, 2013). The term loans bear interest at the Base Rate plus 7.50% or, at our election, the LIBOR-based rate plus 8.50% (an aggregate effective rate of 9.61% at December 31, 2013). We are subject to certain financial covenants, including maximum leverage, maximum capital expenditures and minimum availability, and are restricted from, among other things, paying cash dividends, repurchasing our common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. Obligations under the Financing Agreement are secured by substantially all of our assets. The proceeds of the Financing Agreement were used to retire our revolving credit agreement with JPMorgan Chase Bank, N.A., and to repurchase $36.7 million in outstanding Convertible Notes. The remaining availability under the revolving portion of the Financing Agreement will be used for working capital and for general corporate purposes. The remaining availability under the term portion of the facility will be used to repurchase our Convertible Notes, including any that may be put us on June 30, 2014 under the terms of the Notes. At December 31, 2013, availability under the revolving portion of the Financing Agreement was $7.3 million and availability under the term portion of the facility was $20.0 million.

On March 2, 2010, we entered into a credit agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. Through a series of amendments up to and including the Ninth Amendment (“Ninth Amendment”) dated August 7, 2013, the Credit Agreement, as amended, provided for senior secured credit facilities consisting of a $90.0 million revolving line of credit and a small term loan. The outstanding balance under the Credit Agreement at December 31, 2012 was $40.1 million at an effective interest rate of 4.50%. Upon the effectiveness of the Financing Agreement described in the preceding paragraph, we terminated the Credit Agreement with JPMorgan Chase Bank, N.A., and repaid outstanding indebtedness under the Credit Agreement in the aggregate principal amount of $44.2 million. Unamortized deferred financing costs related to the Credit Agreement of $310,000 were expensed. At December 31, 2012, the Company was not in compliance with the quarterly minimum EBITDA covenant of the Credit Agreement. We subsequently entered into an amendment to the Credit Agreement to reduce the covenant retroactively to establish compliance.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10.4 million. We used $6.6 million to repay an additional term loan provided under the Second Amendment to the Credit Agreement. The First Niagara loan is secured by our Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with TPG, we amended the Equipment Finance Agreement with First Niagara and adopted the covenants prescribed by the Financing Agreement. We also modified the maturity and repayment terms. The loan modification increased the required monthly payments from $110,000 to $141,000 and the maturity was shortened to coincide with the maturity of the Financing Agreement in November 2019. The interest rate under the First Niagara loan remains unchanged at 4.77% per annum. As of December 31, 2013 and 2012, the outstanding balance under the loan was $8.7 million and $9.6 million, respectively.

Senior Unsecured Convertible Notes Payable:

On April 23, 2008, we entered into a Securities Purchase Agreement with accredited investors (“Note Holders”) which provided for the sale of $100.0 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of our common stock (“Note Shares”). The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Holders on June 30, 2014 and the eighth and twelfth anniversaries of the date of issuance of the Notes, whereby each Note Holder will have the right to require the Company to redeem its Note at par and (ii) an optional redemption right exercisable by the Company beginning on May 1, 2011, the third anniversary of the date of issuance of the Notes, and ending on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date. From July 1, 2014, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.

As of December 31, 2013, the outstanding balance on the Notes was $23.2 million (net of $297,000 in unamortized discount related to the original fair value of warrants issued with the Notes). An optional repurchase right exercisable by the Note holders that becomes effective on June 30, 2014 would require the Company to redeem the Notes at par. Availability under the Financing Agreement provides liquidity to redeem the Notes should the Note Holders exercise their repurchase right. However, if we fail to meet certain covenants prescribed by the Financing Agreement, we may not be able to use the amounts available under the Financing Agreement to redeem the notes.

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

Convertible Note Repurchases

At various times during the year ended December 31, 2013, we repurchased an aggregate $45.3 million in Notes including $36.5 million in conjunction with the refinancing of our senior credit facility as described above. Total repurchases during the year resulted in a gain of $123,000, net of $1.8 million in unamortized deferred financing costs and $541,000 in unamortized warrant discount.

At various times during the year ended December 31, 2012, we repurchased an aggregate $7.3 million in convertible notes, in cash for $6.8 million, using proceeds of the revolving credit facility with JPMorgan Chase described above resulting in a gain of $63,000 net of $97,000 in unamortized warrant discount and $320,000 in unamortized deferred financing costs.

On September 28, 2011, we repurchased Convertible Notes totaling $5.0 million for $4.5 million using proceeds of the Chase revolver, resulting in a gain of $243,000, net of $69,000 in unamortized warrant discount and $226,000 in unamortized deferred financing costs.

All convertible notes surrendered in these repurchases were retired and cancelled.

Future Capital Requirements

As of December 31, 2013, we had $7.1 million in cash, availability under the revolver and term portion of the Financing Agreement of $7.3 million and $20.0 million, respectively. As of December 31, 2013, our current liabilities totaled $28.1 million. We expect to fund our current working capital needs, interest payments and capital expenditures with cash on hand and cash generated from operations, supplemented by borrowings available under our current Financing Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.

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

At December 31, 2013, the outstanding balance of our Convertible Notes was $23.5 million. Availability under the term portion of our Financing Agreement was $20.0 million. We believe we will be able to redeem the balance of the Notes prior to or at the time the Note holders exercise their repurchase right with cash on hand, cash generated from operations, additional financing alternatives, the potential sale of non-core assets, or if necessary, accessing capital markets with a new debt or equity offering. However, if we fail to meet certain covenants prescribed by the Financing Agreement, we may not be able to use the amounts available under the Financing Agreement to redeem the notes. No assurance can be given that we will be able to redeem the Convertible Notes when they are put to us.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Acquisitions

As described in Note 2 to the financial statements, in the year ended December 31, 2013, we acquired substantially all of the operating assets of Furlow’s North East Auto, Inc. an automotive salvage and parts provider in North East, Pennsylvania; we acquired substantially all of the assets, including real property, of Segel and Son, Inc. a family-owned scrap iron and metal recycling business with facilities in Warren, Pennsylvania and Olean, New York; and we acquired certain accounts, equipment and a lease of certain real property from Three Rivers Scrap Metal, Inc. to operate a scrap metal recycling facility in the Greater Pittsburgh area in north suburban Conway, Beaver County, Pennsylvania.

In the year ended December 31, 2012, we acquired 100% of the outstanding capital stock of Skyway Auto Parts, Inc., an auto dismantler located in Buffalo, New York; we acquired substantially all of the assets, including real property, of Bergen Auto Recycling LLC., an auto dismantler located in Bergen, New York; and we formed a joint venture to operate a new scrap recycling facility in Cleveland, Ohio.

We will continue to seek opportunities to acquire smaller tuck-in operations on terms we deem favorable.

Capital Expenditures

At the end of 2012, we concluded a two-year plan of expansion via capital expenditure spending and made significant reductions in capital expenditure levels for 2013. For the year ended December 31, 2013, capital expenditures totaled $10.5 million which included $6.9 million for the purchase of equipment and vehicles used throughout our operations. The $3.6 million balance in capital expenditures for 2013 included facility improvements at several of our locations, including $934,000 in additions to our Western New York Shredder facility. For the year ended December 31, 2012, we made significant investments in our operations and expended $23.2 million on capital improvements and equipment. Our additions in 2012 included the purchase of the land and building and significant additions to the facility where our Texas PGM recycling facility operates in order to expand that operation into the traditional scrap metal market for a total of $3.7 million. We completed the Buffalo, New York shredder facility and added related support equipment at a total cost of $4.3 million. We also refurbished our shredder and made site improvements to our facility in Youngstown, Ohio, at a cost of $4.2 million.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2013, $83.9 million of our outstanding debt consisted of variable rate borrowings pursuant to the Financing Agreement entered into on November 21, 2013. Borrowings under the Financing Agreement bear interest at either, the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings at December 31, 2013 were to equal the average borrowings under our Financing Agreement during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $248,000 per year due to interest rate floors on our variable rate debt with a corresponding change in cash flows. We have no open interest rate protection agreements as of December 31, 2013.

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

Foreign currency risk

International sales account for an immaterial amount of our consolidated net sales and all of our international sales are denominated in U.S. dollars. We also purchase a small percentage of our raw materials from international vendors and these purchases are denominated in local currencies. Consequently, we do not enter into any foreign currency swaps to mitigate our exposure to fluctuations in the currency rates.

Risk from Common Stock market price

We are exposed to risks associated with the market price of our own common stock. In connection with certain financings, we have issued warrants that can be “put” to us upon a change of control. We are required to use the value of our common stock as an input variable to determine the fair value of the liability associated with the put warrant. Fluctuations in the market price of our common stock have an effect on the liability. For example, if the price of our common stock was $1.00 higher as of December 31, 2013, the increase in our put warrant liability would not be material.

Item 8.    Financial Statements and Supplementary Data

The financial statements data required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer,

of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting.”

At December 31, 2013, the Company is no longer considered an accelerated filer. Section 404(b) of the Sarbanes-Oxley Act requiring an Independent Registered Public Accounting Firm Report on Internal Control over Financial Reporting shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-29 under the Exchange Act.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required under this item is incorporated by reference from sections entitled “Proposal 1 — Election of Directors,” “Directors and Executive Officers,” “Board Committees,” “Compensation Committee Interlocks and Insider Participation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement, which will be filed with the SEC before April 30, 2014.

Item 11.    Executive Compensation

Information required under this item is incorporated by reference from sections entitled “Executive Compensation” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Employment Agreements,” “Executive Bonus Plan,” “2006 Long-Term Incentive Plan”, “Compensation Committee Report,” and “Director Compensation” in our definitive proxy statement, which will be filed with the SEC before April 30, 2014.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement, which will be filed with the SEC before April 30, 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required under this item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the SEC before April 30, 2014.

Item 14.    Principal Accounting Fees and Services

Information required under this item is incorporated by reference from the section entitled “Audit and Non-Audit Fees” in our definitive proxy statement, which will be filed with the SEC before April 30, 2014.

Item 15.    Exhibits, Financial Statement Schedules

(a)	FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

(b)	EXHIBITS

An Exhibit Index has been filed following the signatures to this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC. (Registrant)

By:	/S/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CARLOS E. AGÜERO Carlos E. Agüero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	March 17, 2014

/S/ KEVIN WHALEN Kevin Whalen	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2014

/S/ MICHAEL J. DRURY Michael J. Drury	Executive Vice President and Chief Operating Officer and Director	March 17, 2014

/S/ BRET R. MAXWELL Bret R. Maxwell	Director	March 17, 2014

/S/ PAUL A. GARRETT Paul A. Garrett	Director	March 17, 2014

/S/ SEAN P. DUFFY Sean P. Duffy	Director	March 17, 2014

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-1:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Metalico, Inc.

We have audited the accompanying consolidated balance sheets of Metalico, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2013. Metalico, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalico, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of the operations and the cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey

March 17, 2014

Metalico, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
	($ thousands)
ASSETS
Current Assets
Cash	$7,056	$5,418
Trade receivables, less allowance for doubtful accounts 2013 — $524; 2012 — $572	53,417	59,067
Inventories	69,683	74,947
Prepaid expenses and other current assets	5,660	5,398
Prepaid income taxes and income taxes receivable	2,050	3,656
Deferred income taxes	2,607	2,010

Total current assets	140,473	150,496
Property and equipment, net	98,748	101,580
Goodwill	22,443	54,773
Other intangibles, net	31,450	40,920
Other assets, net	7,899	4,209

Total assets	$301,013	$351,978

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$—	$7,887
Current maturities of other long-term debt	6,327	5,249
Accounts payable	17,956	21,185
Accrued expenses and other current liabilities	3,845	5,604

Total current liabilities	28,128	39,925

Long-Term Liabilities
Senior unsecured convertible notes payable	23,172	67,927
Other long-term debt, less current maturities	97,919	49,325
Deferred income taxes	2,295	11,646
Accrued expenses and other long-term liabilities	1,267	1,480

Total long-term liabilities	124,653	130,378

Total liabilities	152,781	170,303

Commitments and Contingencies (Notes 15 and 16)
Equity
Common stock	48	48
Additional paid-in capital	185,520	184,111
Accumulated deficit	(38,017)	(3,201)
Accumulated other comprehensive loss	(372)	(449)

Total Metalico Inc and Subsidiaries equity	147,179	180,509
Noncontrolling interest	1,053	1,166

Total equity	148,232	181,675

Total liabilities and equity	$301,013	$351,978

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	($ thousands, except per share data)
Revenue	$529,990	$573,643	$660,907

Costs and expenses
Operating expenses	487,475	523,684	584,685
Selling, general and administrative expenses	25,192	29,473	29,040
Depreciation and amortization	17,991	17,344	14,610
Impairment charges	38,737	19,601	—
Gain on acquisition	(105)	—	—
Gain on insurance recovery	—	(1,297)	—

	569,290	588,805	628,335

Operating (loss) income	(39,300)	(15,162)	32,572

Financial and other income (expense)
Interest expense	(8,986)	(9,083)	(9,358)
Gain on settlement	—	4,558	—
Accelerated amortization related to refinancing of senior debt	(310)	—	—
Financial instruments fair value adjustment	3	196	3,586
Equity in income (loss) of unconsolidated investee	107	11	(46)
Gain on debt extinguishment	123	63	243
Other income	371	21	142

	(8,692)	(4,234)	(5,433)

(Loss) income before (benefit) provision for income taxes	(47,992)	(19,396)	27,139
(Benefit) provision for federal and state income taxes	(13,063)	(6,251)	9,719

Consolidated net (loss) income	(34,929)	(13,145)	17,420
Net loss attributable to noncontrolling interest	113	34	—

Net (loss) income attributable to Metalico, Inc.	$(34,816)	$(13,111)	$17,420

(Loss) earnings per share:
Basic and Diluted	$(0.73)	$(0.28)	$0.37

See Notes to Consolidated Financial Statements.

METALICO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	($ thousands)
Net (loss) income	$(34,816)	$(13,111)	$17,420
Other comprehensive (loss) income, net of tax	77	(15)	(119)

Comprehensive (loss) income	$(34,739)	$(13,126)	$17,301

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2013, 2012 and 2011

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
	($ thousands)
Balance January 1, 2011	$46	$175,094	$(7,510)	$(315)	$—	$167,315
Issuance of 782,763 shares of common stock for business acquisition, net of issuance costs	1	4,628	—	—	—	4,629
Issuance of 109,906 shares of common stock in exchange for options exercised	—	542	—	—	—	542
Stock based compensation expense, net of deferred tax benefit of $58	—	2,115	—	—	—	2,115
Net income	—	—	17,420	—	—	17,420
Other comprehensive loss, net of deferred tax benefit of $63	—	—	—	(119)	—	(119)

Balance December 31, 2011	47	182,379	9,910	(434)	—	191,902
Issuance of 9,528 shares of common stock in exchange for options exercised	—	36	—	—	—	36
Issuance of 111,791 shares of common stock on deferred stock vesting, net of tax withholding repurchase	1	(56)	—	—	—	(55)
Stock based compensation expense, net of deferred tax benefit of $25	—	1,652	—	—	—	1,652
Issuance of 67,568 shares of common stock for investment in joint venture	—	100	—	—	—	100
Contributions from noncontrolling interest	—	—	—	—	1,200	1,200
Net loss	—	—	(13,111)	—	(34)	(13,145)
Other comprehensive loss, net of deferred tax benefit of $9	—	—	—	(15)	—	(15)

Balance December 31, 2012	48	184,111	(3,201)	(449)	1,166	181,675
Issuance of 194,966 shares of common stock on deferred stock vesting, net of tax withholding repurchase	—	(17)	—	—	—	(17)
Stock based compensation expense	—	926	—	—	—	926
Issuance of 291,629 shares of common stock for investment in joint venture	—	500	—	—	—	500
Net loss	—	—	(34,816)	—	(113)	(34,929)
Other comprehensive loss, net of deferred tax expense of $41	—	—	—	77	—	77

Balance December 31, 2013	$48	$185,520	$(38,017)	$(372)	$1,053	$148,232

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	($ thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(34,929)	$(13,145)	$17,420
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation	14,775	14,264	12,175
Amortization	4,063	3,811	3,523
Amortization of note payable and put option discounts	45	56	65
Provision for doubtful accounts receivable and loss on vendor advances	298	2,283	237
Deferred income tax (benefit) provision	(10,061)	(6,371)	8,069
Net loss (gain) on sale and disposal of property and equipment	152	(1,035)	(265)
Non-cash gain on dispute settlement	—	(1,017)	—
Impairment charges	38,737	19,601	—
Gain on acquisition	(105)	—	—
Gain on debt extinguishment	(123)	(63)	(243)
Equity in (income) loss of unconsolidated investee	(107)	(11)	46
Financial instruments fair value adjustment	(3)	(196)	(3,586)
Compensation expense on restricted stock and stock options issued	926	1,652	2,115
Excess tax benefit from stock-based compensation	—	94	59
Deferred financing costs expensed	375	—	—
Other non-cash items	—	35	—
Change in assets and liabilities, net of business acquisitions and divestitures:
Trade receivables	5,385	(9,969)	6,651
Inventories	5,777	11,347	(10,995)
Prepaid expenses and other current assets	1,385	1,807	(1,670)
Accounts payable, accrued expenses and income taxes receivable	(4,642)	(761)	(608)

Net cash provided by operating activities	21,948	22,382	32,993

Cash Flows from Investing Activities
Proceeds from insurance recovery and sale of property and equipment	211	1,356	578
Purchase of property and equipment	(10,490)	(23,195)	(26,196)
(Increase) decrease in other assets	(303)	534	(455)
Proceeds from sale of investment in unconsolidated investee	600	—	—
Cash paid for business acquisitions, less cash acquired	(2,108)	(2,627)	(1,844)

Net cash used in investing activities	(12,090)	(23,932)	(27,917)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	8,783	9,618	(5,437)
Proceeds from other borrowings	42,884	6,070	13,049
Principal payments on other borrowings	(52,847)	(14,099)	(10,516)
Proceeds from issuance of common stock on exercised options	—	36	542
Excess tax benefit from stock-based compensation	—	(25)	(59)
Debt issuance costs paid	(7,040)	(564)	(196)

Net cash (used in) provided by financing activities	(8,220)	1,036	(2,617)

Net increase (decrease) in cash	1,638	(514)	2,459
Cash:
Beginning of year	5,418	5,932	3,473

End of year	$7,056	$5,418	$5,932

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

($ thousands, except per share data)

Note 1.     Nature of Business and Summary of Significant Accounting Policies

Nature of business:     Metalico Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”) and (b) lead metal product fabricating (“Lead Fabricating”). Its operating facilities as of December 31, 2013 include thirty-one scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, and four lead product manufacturing and fabricating plants. The Company markets a majority of its products domestically but maintains several international customers.

Liquidity and Risk:    The Company expects to fund current working capital needs, interest payments and capital expenditures through the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the current senior credit agreement and potentially available elsewhere, such as vendor financing or other equipment lines of credit. On November 21, 2013, the Company entered into a new six-year senior credit facility (as further described below in Note 9) with revolving and term components to replace their former revolving credit facility, repurchase a significant portion of the Company’s outstanding 7% Convertible Notes (the “Notes”) and to provide liquidity to retire any Notes subject to an optional repurchase right exercisable by the note holders that becomes effective on June 30, 2014 under which the Company would be required to redeem the Notes at par. At December 31, 2013, the outstanding balance of the notes was $23,469. Availability under the term portion of the current credit agreement was $20,000 subject to certain covenants. The Company believes it will be able to redeem the balance of the notes prior to or at the time the note holders exercise their repurchase right with cash on hand, cash generated from operations, additional financing alternatives, the potential sale of non-core assets, or if necessary, accessing capital markets with a new debt or equity offering. No assurance can be given that the Company will be able to secure the financing to redeem the Notes.

A summary of the Company’s significant accounting policies follows:

Use of estimates in the preparation of financial statements:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. The Company uses estimates in determining the reported amounts for reserves for uncollectible accounts receivable and vendor advances, inventory, deferred income tax asset and intangible asset valuations, put warrant liability and stock-based compensation. Actual results could differ from those estimates.

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

Goodwill:    The Company records as goodwill the excess of the purchase price over the fair value of identifiable net assets acquired. Accounting Standards Codification (“ASC”) prescribes a two-step quantitative process for impairment testing of goodwill, which is performed at least annually, or when the Company has determined that an event triggering impairment may have occurred. Prior to performing the two step quantitative process, the Company may perform a qualitative assessment to determine the likelihood that the fair value of any of its reporting units may be less than its respective carrying value. The first step in the qualitative assessment tests for impairment by comparing the estimated fair value of each reporting unit to its carrying value. The fair values of the reporting units are estimated by a 5 year discounted cash flows forecast plus an estimated terminal value. Forecasts of future cash flows are based on the Company’s best estimate of future net sales and operating expenses. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and its carrying value. The Company performs its annual analysis as of December 31 of each fiscal year.

Other intangible and other assets:    Covenants not to compete are amortized on a straight-line basis over the terms of the agreements, not exceeding 5 years. Debt issue costs are amortized over the average term of the related credit agreement using the effective interest method. Supplier lists are amortized on a straight-line basis not to exceed 20 years and trademarks and know-how have indefinite lives and are therefore not amortized.

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

Equity method of accounting:    The Company accounts for its unconsolidated investees using the equity method of accounting. Under the equity method, the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition, less distributions received since acquisition. Equity in the losses of the unconsolidated investee is recognized according to the Company’s percentage ownership in the unconsolidated investee until the Company contributed capital has been fully depleted. Reserves are provided where management determines that the investment or equity in earnings is not realizable. Changes in equity in undistributed earnings or losses since acquisition are reflected in financial and other income (expense) in the consolidated statements of operations.

Income taxes:    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits and penalties in income tax expense.

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

Note 2.     Business Acquisitions and Dissolution

Business acquisition (scrap metal recycling segment):    On December 23, 2013, the Company, through its Goodman Services, Inc. subsidiary, acquired substantially all of the operating assets of Furlow’s North East Auto, Inc. an automotive salvage and parts provider in North East, Pennsylvania. Closing on the real property was completed on March 3, 2014. The Company plans to grow the facility’s salvage car buying capabilities and continue its “pick-and-pull” auto parts business while taking advantage of additional access to scrap metal to feed its shredder in suburban Buffalo, New York. The purchase price was paid using cash provided under the Company’s Financing Agreement and notes payable to the sellers. The allocation of the purchase price did not result in any goodwill. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Business acquisition (scrap metal recycling segment):    On July 23, 2013, the Company, through its Goodman Services, Inc. subsidiary, acquired substantially all of the assets, including real property, of Segel & Son, Inc. a family-owned scrap iron and metal recycling business with facilities in Warren, Pennsylvania and Olean, New York. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby in suburban Buffalo. The purchase price was paid using cash provided under the Company’s Credit Agreement. The allocation of the purchase price resulted in a bargain purchase gain of $105 (net of $67 in deferred income taxes) and no goodwill was recorded. The Company also issued common stock valued at $25 to a former Segel officer as an inducement to enter into a one-year employment agreement. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

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

Joint Venture (scrap metal recycling segment):    On December 5, 2012, the Company formed a joint venture with JBI Scrap Processors, Inc. (“JBI”), a scrap metal recycling company in Cleveland, Ohio. The Company invested $1,200, comprised of $600 in cash and $600 in Company stock, issuable in six monthly $100 installments to the principals of JBI, for a 50.1% interest in the venture. The initial assets of the venture consisted of the heavy iron and steel ferrous scrap metal supplier list of JBI, valued at $1,200. The principal of JBI has entered into an employment agreement and manages the day-to-day operations. The Company has deemed to have purchased the supplier list from JBI and contributed it to the joint venture in exchange for its member interest in the joint venture. The principal of JBI has entered into a non-compete covenant, also valued at $1,200 in exchange for its member interest in the joint venture.

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

Business dissolution (scrap metal recycling segment):    On April 1, 2013, the Company’s Joint Venture operations in Ithaca, New York automatically terminated under the terms of the joint venture agreement. On September 6, 2013, upon final dissolution, the Company recorded a gain of $348 that is reported in other income for the year ended December 31, 2013.

Note 3.     Major Customer

Revenues for the years ended December 31, 2013, 2012 and 2011, includes net revenues to the following customer together with the trade receivables due from such customer as of December 31, 2013 and 2012. No other customer accounted for more than 10% of total revenues in any year presented.

	Net Revenues to Customer as a percentage of Total Revenues For the year ended December 31,			Trade Receivable Balance as of December 31,
	2013	2012	2011	2013	2012
Customer A (Scrap Metal Recycling segment)	5.8%	6.0%	17.3%	$3,842	$4,651

Note 4.    Inventories

Inventories as of December 31, 2013 and 2012 were as follows:

	2013	2012
Raw materials	$5,085	$7,832
Work-in-process	6,479	8,791
Finished goods	7,192	7,141
Ferrous scrap metal	27,277	22,120
Non-ferrous scrap metal	23,650	29,063

	$69,683	$74,947

Note 5.    Property and Equipment

Property and equipment as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Land	$13,155	$12,844
Buildings and improvements	44,488	39,716
Office furniture, fixtures and equipment	2,265	2,253
Vehicles and machinery and equipment	116,035	109,837
Construction in progress	1,282	3,455

	177,225	168,105
Less accumulated depreciation	78,477	66,525

	$98,748	$101,580

For the year ended December 31, 2013, the Company did not capitalize any interest expense. For the year ended December 31, 2012, the Company capitalized interest expense of $85 related to facility construction projects.

Note 6.    Goodwill

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill is tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. In 2013, the Company experienced significantly lower commodity prices than was forecasted in the previous year‘s impairment analysis. When comparing actual year-to-date operating results to forecast for most reporting units in its Scrap Metal Recycling segment, the Company’s operating results differed significantly enough to determine that impairment to the carrying value of its goodwill was probable. The Company has also experienced an extended period in which the carrying value of its shareholders’ equity materially exceeded its market capitalization value. Based on these factors, the Company performed an interim goodwill impairment test at September 30, 2013 for all of its reporting units. As a result of the impairment tests performed, the Company recorded a goodwill impairment charge of $32,330 to several reporting units in its Scrap Metal Recycling segment. At December 31, 2013, in its annual impairment test, the Company did not identify any additional impairment. At December 31, 2012, in its annual impairment test, the Company determined that the fair value of its Akron, Ohio and Pittsburgh scrap metal recycling reporting units did not exceed their respective carrying values resulting in goodwill impairment charges of $3,494 for the Akron, Ohio reporting unit and $3,674 for its Pittsburgh reporting unit. Additionally, the Company determined it would terminate its Ithaca, New York, joint venture agreement upon its expiration on April 1, 2013, resulting in an additional impairment charge of $303.

Changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2013 and 2012 were as follows:

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
2013
Balance, beginning	$49,405	$5,368	$—	$54,773
Impairment charges	(32,330)	—	—	(32,330)

Balance, ending	$17,075	$5,368	$—	$22,443

2012
Balance, beginning	$68,180	$5,368	$—	$73,548
Acquired during the year	726	—	—	726
Impairment charges	(19,501)	—	—	(19,501)

Balance, ending	$49,405	$5,368	$—	$54,773

Changes in the cumulative amount of impairment charges to goodwill, by segment, for the year ended December 31, 2013 were as follows:

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated

Balance, beginning	$51,361	$4,400	$—	$55,761
Impairment charges	32,330	—	—	32,330

Balance, ending	$83,691	$4,400	$—	$88,091

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

Based on the comparison of year-to-date operating results to forecast and the degree to which those results differed from forecast, the Company performed an interim impairment test on all of its intangible assets at September 30, 2013. As a result of the testing, the Company recorded an impairment charge of $5,307 to write-down the carrying value of a supplier list at its Akron, Ohio Scrap Recycling Reporting Unit. As indicated above, actual operating results for the nine months ended September 30, 2013 differed materially from forecasted results due primarily to lower commodity prices than was anticipated. The Company also recorded an impairment charge of $1,100 to a trade name that the Company no longer expects to use. At December 31, 2013, no adjustments were made to the estimated lives of finite-lived assets. During 2012, no indicators of impairment were identified other than for a $100 impairment of a trade name, and no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of December 31, 2013 and 2012 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount
2013
Covenants not-to-compete	$6,514	$(2,188)	$—	$4,326
Trademarks and tradenames	5,975	—	(1,100)	4,875
Supplier relationships	40,330	(13,171)	(5,307)	21,852
Know how	397	—	—	397

	$53,216	$(15,359)	$(6,407)	$31,450

2012
Covenants not-to-compete	$6,514	$(1,459)	$—	$5,055
Trademarks and tradenames	6,075	—	(100)	5,975
Supplier relationships	40,330	(10,837)	—	29,493
Know how	397	—	—	397

	$53,316	$(12,296)	$(100)	$40,920

The changes in the net carrying amount of amortized intangible and other assets by classifications for the years ended December 31, 2013 and 2012 were as follows:

	Covenants Not-to- Compete	Supplier Relationships
2013
Balance, beginning	$5,055	$29,493
Amortization	(729)	(2,334)
Impairment charges	—	(5,307)

Balance, ending	$4,326	$21,852

2012
Balance, beginning	$3,205	$30,551
Acquisitions/additions	2,409	1,200
Amortization	(559)	(2,258)

Balance, ending	$5,055	$29,493

Amortization expense recognized on all amortizable intangible assets totaled $3,063, $2,817 and $2,700 for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated aggregate amortization expense on amortizable intangible and other assets for each of the next five years and thereafter is as follows:

Years Ending December 31:	Amount
2014	$2,662
2015	2,834
2016	2,828
2017	2,401
2018	1,885
Thereafter	13,568

$26,178

Note 8.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2013 and 2012 consisted of the following:

	2013			2012
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental monitoring costs	$109	$761	$870	$157	$786	$943
Payroll and employee benefits	940	387	1,327	937	543	1,480
Interest and bank fees	431	—	431	963	—	963
Customer obligations	458	—	458	954	—	954
Other	1,907	119	2,026	2,593	151	2,744

	$3,845	$1,267	$5,112	$5,604	$1,480	$7,084

Note 9.    Pledged Assets, Short-Term Debt, Long-Term Debt and Warrants

	2013	2012
Short-term debt as of December 31, 2013 and 2012 consisted of the following:
Revolving line-of-credit notes payable under secured credit facility to primary lender, terms as described below	$—	$7,887

Long-term debt, excluding senior unsecured convertible notes payable, as of December 31, 2013 and 2012 consisted of the following:
Senior debt:
Revolving line-of-credit payable under secured credit facility with primary lender, terms as described below	$48,216	$31,546
Term loan A payable under secured credit facility with primary lender, due in quarterly principal installments of $200 plus interest at the lender’s base rate plus a margin (an effective rate of 9.50% at December 31, 2013), maturing November 2019, collateralized by substantially all assets of the Company.	32,650	—
Term loan B payable under secured credit facility with primary lender, due in quarterly principal installments at an amount equal to 0.50% of the aggregate term loan B balance advanced plus interest at the lender’s base rate plus a margin (an effective rate of 10.75% at December 31, 2013), maturing November 2019, collateralized by substantially all assets of the Company.	3,000	—
Term loan payable under secured credit facility with former primary lender, due in monthly principal installments of $222 plus interest at the lender’s base rate plus a margin, collateralized by substantially all assets of the Company.	—	667
Note payable to bank, due in monthly installments of $141, including interest at 4.77%, maturing November 2019, collateralized by certain equipment	8,708	9,615
Note payable to bank, due in monthly installments of $3, including interest at 7.2%, remainder due April 2019, collateralized by real property	162	182
Note payable to bank, due in monthly installments of $6, including interest at 6.0%, due December 2017, collateralized by real property	298	373
Other, primarily equipment notes payable and capitalized leases for related equipment, interest from 0.0% to 10.8%, collateralized by certain equipment with due dates ranging from 2014 to 2018	7,947	7,895
Subordinated debt (subordinate to debt with primary lenders):
Note payable to selling shareholders in connection with business acquisition, due in monthly installments of $20 plus interest at 5%, due December 2019, unsecured	1,042	1,187
Notes payable to selling shareholders in connection with business acquisition, due in quarterly installments of $156 plus interest at 6.5%, due January 2016, unsecured	1,403	2,027
Notes payable to selling shareholders in connection with business acquisition, due in monthly installments of $2 plus interest at 4.0%, due February 2018, unsecured	75	—
Non-compete obligations payable to individuals in connection with business acquisition, due in quarterly installments of $100 plus interest at 6.5%, unsecured	745	1,082

	104,246	54,574
Less current maturities	6,327	5,249

Long-term portion	$97,919	$49,325

On November 21, 2013, the Company entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The new six-year agreement consists of senior secured credit facilities in the aggregate amount of $125,000, including a $65,000 revolving line of credit and two term loan facilities totaling $60,000. The revolving line of credit provides for revolving loans which, in the aggregate, are not to exceed the lesser of $65,000 or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bear interest at the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 4.00%) plus 2.00% or, at the Company’s election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.00% (an aggregate effective rate of 4.25% at December 31, 2013). The term loans bear interest at the Base Rate plus 7.50% or, at the Company’s election, the LIBOR-based rate plus 8.50% (an aggregate effective rate of 9.61% at December 31, 2013) and deferred financing costs are being amortized over the term of the Financing Agreement. The Company is subject to certain financial covenants, including maximum leverage, maximum capital expenditures and minimum availability, and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. The proceeds of the Financing Agreement were used to retire the Company’s revolving credit agreement with JPMorgan Chase Bank, NA, Inc., and to repurchase $36,741 of the Company’s Notes. The remaining availability under the revolving portion of the Financing Agreement will be used for working capital and for general corporate purposes. The remaining availability under the term portion of the facility will be used to repurchase the Company’s Notes including any that may be put to the Company on June 30, 2014 under the terms of the Notes. At December 31, 2013, availability under the revolving portion of the Financing Agreement was $7,251 and availability under the term portion of the facility was $20,000.

Listed below are the material debt covenants as prescribed by the Financing Agreement.

Maximum Leverage Ratio — ratio of total debt to trailing four-quarter EBITDA at December 31, 2013 must not exceed covenant:

Covenant	7.75 to 1.0
Actual	6.92 to 1.0

Maximum Leverage Ratios under the Financing Agreement for the next four quarterly periods are as follows:

For the quarterly period ending:	Covenant Ratio
March 31, 2014	6.00 to 1.0
June 30, 2014	5.50 to 1.0
September 30, 2014	5.25 to 1.0
December 31, 2014	5.00 to 1.0

Maximum Consolidated Capital Expenditures — capital expenditures for the quarter ended December 31, 2013 must not exceed covenant:

Covenant	$2,500
Actual	$2,174

On March 2, 2010, the Company entered into a credit agreement dated as of February 26, 2010 (the “Credit Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A and including RBS Business Capital and Capital One Leverage Finance Corp. Through a series of amendments up to and including the Ninth Amendment (“Ninth Amendment”) dated August 7, 2013, the Credit Agreement, as amended, provided for senior secured credit facilities consisting of a $90,000 revolving line of credit (the “Revolver”) and a small term loan. The outstanding balance under the Credit Agreement at December 31, 2012 was $40,100 at an effective interest rate of 4.50%. Upon the effectiveness of the Financing Agreement described in the preceding paragraph, the Company terminated the Credit Agreement with JPMorgan Chase Bank, NA, Inc. and repaid outstanding indebtedness under the Credit Agreement in the aggregate principal amount of $44,168. Unamortized deferred financing costs related to the Credit Agreement of $310 and were expensed. At December 31, 2012, the Company was not in compliance with the quarterly minimum EBITDA covenant of the Credit Agreement. The Company subsequently entered into an amendment to the Credit Agreement to retroactively reduce the covenant to establish compliance. The Credit Agreement was terminated upon the effectiveness of the Financing Agreement with TPG described above.

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10,418. The Company used $6,585 to repay an additional term loan provided under the Second Amendment to the Credit Agreement. The loan is secured by the Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with TPG, the Company and First Niagara entered into an amendment adopting the covenants prescribed by the Financing Agreement and modifying the maturity and repayment terms. The loan modification shortened the First Niagara maturity to coincide with the maturity of the Financing Agreement in November 2019 and accordingly increased the required monthly payments from $110 to $141. The interest rate under the loan remains unchanged at 4.77% per annum. As of December 31, 2013 and 2012, the outstanding balance under the loan was $8,708 and $9,615, respectively.

Senior Unsecured Convertible Notes Payable

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100,000 of Senior Unsecured Convertible Notes convertible into shares of the Company’s common stock (“Note Shares”). The Notes are convertible to common stock at all times. The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note holders on the sixth, eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note holder will have the right to require the Company to redeem the Notes at par and (ii) an optional redemption right exercisable by the Company which began on May 1, 2011, the third anniversaries of the date of issuance of the Notes, and ends on the day immediately prior to the sixth anniversary of the date of issuance of the Notes, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after the sixth anniversary of the date of issuance of the Notes, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon. An optional repurchase right exercisable by the note holders that becomes effective on June 30, 2014 would require the Company to redeem the Notes at par and would otherwise require classification of the Notes as a short term obligation. However, availability under the Financing Agreement provides liquidity to redeem the Notes permitting long-term classification.

The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make-whole provisions upon a change of control, (iii) “weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make-whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversary of the date of issuance of the Notes whereby the Note Purchasers would receive the present value of the interest they would have earned had their Notes so converted been outstanding from such forced conversion date through the sixth anniversaries of the date of issuance of the Notes, and (v) a debt incurrence covenant which limits the ability of the Company to incur debt, under certain circumstances.

Listed below is the material debt limit as prescribed by the Notes.

Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed covenant.

Covenant	3.5 to 1.0
Actual	5.6 to 1.0

The occurrence of a Consolidated Funded Indebtedness ratio in excess of 3.50 to 1.00 is not a default under the Notes. However, until such time as the Consolidated Funded Indebtedness ratio falls below 3.50 to 1.00, the Company will be restricted from directly or indirectly incurring, guaranteeing or assuming any indebtedness other than “Permitted Indebtedness” (as described under the Notes). “Permitted Indebtedness” includes indebtedness under the Financing Agreement, capital leases, equipment notes secured by the underlying equipment leased or purchased, and indebtedness subordinated to the Convertible Notes.

Convertible Note Purchases

At various times during the year ended December 31, 2013, the Company repurchased an aggregate $45,341 in Notes including $36,741 in conjunction with the refinancing of its senior credit facility as described above. Total repurchases during the year resulted in a gain of $123, net of $1,788 in unamortized deferred financing costs and $541 in unamortized warrant discount.

At various times during the year ended December 31, 2012, the Company repurchased an aggregate $7,300 in convertible notes, in cash for $6,820, using proceeds of the Revolver described above resulting in a gain of $63, net of $320 in unamortized deferred financing costs and $97 in unamortized warrant discount.

On September 28, 2011, the Company repurchased convertible notes totaling $5,000 for $4,463 using proceeds of the Revolver described above resulting in a gain of $243, net of $68 in unamortized warrant discount and $226 in unamortized deferred financing costs.

As of December 31, 2013 and 2012, the outstanding balance on the Notes was $23,172 and $67,927, respectively (net of $297 and $883, respectively, in unamortized discount related to the original fair value of warrants issued with the Notes).

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of December 31, 2013 are as follows:

Years ending December 31:	Amount
2014	$6,327
2015	5,817
2016	5,582
2017	4,663
2018	4,023
Thereafter	101,302

$127,714

Note 10.     Accumulated Other Comprehensive Loss

Other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 of $77, $(15) and $(119), net of income tax (expense) benefit of $(41), $9 and $63, respectively is due to changes in the funded status of the defined benefit pension plan.

The components of accumulated other comprehensive loss, net of income tax, as of December 31, 2013 and 2012 of $372 and $449, respectively represents the funded status of the defined benefit pension plan.

Note 11.     Capital Stock

Capital stock voting rights, par value, dividend features and authorized, issued and outstanding shares are summarized as follows as of December 31, 2013 and 2012:

	2013		2012
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Preferred stock, voting, $.001 par value	10,000,000	—	10,000,000	—
Common stock, voting, $.001 par value	100,000,000	48,143,379	100,000,000	47,656,784

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

Stock Purchase Warrants

In conjunction with the issuance of the Notes in May 2008, Note Purchasers were issued a total of 250,000 warrants for shares of the Company’s common stock at an exercise price of $14.00 per share (subject to adjustment) with a term of six years. The Company also issued warrants to purchase 1,169,231 shares of the Company’s common stock at an exercise price of $12.65 per share (subject to adjustment) with a term of six years in connection with a private placement of the Company’s common stock in March 2008. Both sets of warrants (the “Put Warrants”) provide that, in the event of a change of control, at the request of the holder delivered before the ninetieth (90th) day after the consummation of such change in control, the Company (or its successor entity) shall purchase the warrant from the requesting holder by paying the holder, within five (5) days of such request (or, if later, on the effective date of the change of control), cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the Put Warrants on the date of such change of control. At December 31, 2013, all 1,419,231 warrants were outstanding.

These warrants are accounted for as long-term liabilities and marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustments” in the consolidated statements of operations. At each balance sheet date, any change in the calculated fair market value of the warrant obligations must be recorded as additional other expense or income.

At December 31, 2013 and 2012, the estimated fair value of the liability related to the outstanding Put Warrants was $0 and $3, respectively. The change in fair value of the warrant liability resulted in income of $3, $196 and $3,586 for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 21 regarding fair value measurements. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.

Note 12.     Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	2013	2012
Deferred tax assets:
Inventories	$2,877	$2,569
Accrued expenses	1,168	1,772
Accounts receivable	344	611
Intangible assets	9,882	1,799
Loss carryforwards for state purposes	6,316	3,634
AMT credit carryforward	99	—
Basis in subsidiary stock	2,756	2,717

	23,442	13,102
Less valuation allowance	(4,404)	(3,746)

	19,038	9,356

Deferred tax liabilities:
Property and equipment	(15,669)	(15,936)
Gain on debt extinguishment	(2,867)	(2,867)
Prepaid expenses	(190)	(189)

	(18,726)	(18,992)

	$312	$(9,636)

The net change in the total valuation allowance was an increase of $658 and $17 in 2013 and 2012, respectively. The valuation allowance at December 31, 2013 was primarily related to state tax credits, state net operating loss carryforwards, and certain investments that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2013, the Company has net operating loss carryforwards for state income tax purposes of $69,157 which will expire, if unused, in 2013 through 2033. $1,932 will expire in 2013, $18,544 will expire between 2014 and 2016, and $48,681 will begin to expire after 2016.

At December 31, 2013, the Company has credit carryforwards for state income tax purposes of $2,176 which have an indefinite life.

The provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	2013	2012	2011
Current — Federal	$(3,239)	$(2,800)	$1,050
Current — State	237	672	513

Total Current	(3,002)	(2,128)	1,563

Deferred — Federal	(10,362)	(3,321)	7,364
Deferred — State	301	(802)	792

Total Deferred	(10,061)	(4,123)	8,156

Total tax (benefit) expense	$(13,063)	$(6,251)	$9,719

The income tax (benefit) provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income (loss) for the years ended December 31, 2013, 2012 and 2011, due to the following:

	2013	2012	2011
Computed statutory tax (benefit) expense	$(16,771)	$(6,789)	$9,499
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	(1,011)	(170)	755
Fair market value adjustments	—	(69)	(1,255)
Stock based payment adjustments	682	262	539
Non-deductible goodwill impairment	4,398	715	—
Non-deductible items	89	41	(121)
Change in valuation allowance	658	17	(194)
Change in uncertain tax positions	26	45	571
Other, net	(1,134)	(303)	(75)

	$(13,063)	$(6,251)	$9,719

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Balance, January 1,	$173	$352
(Decrease) increase related to prior year tax positions	(2)	154
Increase related to current year tax positions	5	25
Settlements	—	(358)

Balance, December 31,	$176	$173

Included in the balance of total unrecognized tax benefits at December 31, 2013 are potential benefits of $114 that if recognized, would affect the effective tax rate.

The Company, including its domestic subsidiaries, files consolidated federal and state income tax returns. For years before 2008, the Company is no longer subject to federal or state income tax examinations. The New York Department of Revenue concluded their examination of the Company’s income tax returns for 2006 to 2009. The outcome of the New York audits did not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Internal Revenue Service concluded their examination of the Company’s income tax returns for 2008 and 2009 in 2012 and proposed no adjustments. The Company does not expect a significant change in the uncertain tax positions in the next twelve months.

Interest expense recognized related to uncertain tax positions amounted to $21 in 2013, $16 in 2012 and $103 in 2011, and penalties amounted to $3 in 2013, $31 in 2012 and $116 in 2011. Total interest and penalties expensed for the year ended December 31, 2013 was $24 and were included in income tax expense.

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

A summary of the status of the fixed stock option awards at December 31, 2013, 2012 and 2011, and changes during the years ended on those dates are as follows:

	2013			2012		2011
	Shares		Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,762,385		$7.20	2,177,616	$7.30	2,350,993	$7.19
Granted	3,500		1.48	60,000	4.27	87,500	5.91
Exercised	—		—	(9,528)	3.78	(109,906)	4.93
Expired	(714,597)		11.86	(465,703)	7.35	(150,971)	6.57

Outstanding at end of year	1,051,288		4.00	1,762,385	7.20	2,177,616	7.30

Exercisable at end of year	1,048,427	(a)	4.01	1,633,587 (a)	7.47	1,722,940	8.20
Weighted-average fair value per option granted during the year	$0.96			$2.82		$4.15
Stock-based compensation expense related to stock options recorded in selling, general and administrative expense	$306			$999		$1,700

(a)

As of December 31, 2013, there was $3 of unrecognized compensation costs related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of options vested during the year ended December 31, 2013 was $331.

For the years ended December 31, 2013, 2012 and 2011, the fair value of each option award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants:

	2013	2012	2011
Weighted average risk-free interest rates (1):	1.32%	1.04%	2.13%
Weighted average expected life (in years) (2):	5.0	5.0	5.0
Weighted average expected volatility (3):	81.1%	83.8%	84.1%
Expected dividend yield:	—	—	—

(1)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

(2)	The expected life of stock options is estimated based on historical experience.

(3)	Expected volatility is based on the average of historical volatility determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.

	Aggregate Intrinsic Value As of and for the Year Ended December 31
	2013	2012	2011
Options outstanding	$2	$—	$—
Options exercisable	$—	$—	$—
Options exercised	$—	$6	$97

A further summary about awards outstanding at December 31, 2013, was as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in yrs)	Number Exercisable	Weighted- Average Remaining Contractual Life (in yrs)
$ 1.26	1,500	4.5	250	4.5
1.37	1,000	4.6	111	4.6
1.91	1,000	4.1	278	4.1
3.51	412,494	1.6	412,494	1.6
3.83	750	1.7	750	1.7
3.88	400,321	0.6	400,321	0.6
4.27	45,000	3.2	45,000	3.2
4.58	84,223	0.9	84,223	0.9
4.68	15,000	1.4	15,000	1.4
5.99	45,000	1.2	45,000	1.2
6.22	45,000	2.2	45,000	2.2

Total	1,051,288	1.3	1,048,427	1.3

Stock options outstanding that have vested, are expected to vest and are not expected to vest as of December 31, 2013 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in years
Vested	1,048,427	$4.01	1.3
Expected to vest	2,575	$1.46	4.4

	1,051,002	$4.00	1.3

Not expected to vest	286	$1.46	4.4

At December 31, 2013, there were 639 options with an intrinsic value of less than $1 based on the closing price of the Company’s common stock on December 31, 2013 of $2.07.

Deferred Stock

Deferred stock awards granted vest and are issued ratably over a three-year period from the date of grant. A summary of the status of the nonvested fixed deferred stock awards at December 31, 2013, 2012 and 2011, and changes during the years ended on those dates is as follows:

	2013			2012	2011
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	483,390	$2.79	312,175	$5.26	5,625	$4.78
Stock awards granted	30,000	1.46	321,000	1.57	336,000	5.28
Stock awards cancelled\forfeited	(24,358)	3.17	(15,089)	5.02	(11,600)	5.37
Stock awards vested and issued	(185,296)	3.10	(134,696)	5.37	(17,850)	5.38

Outstanding at end of year	303,736	$2.44	483,390	$2.79	312,175	$5.26

Stock-based compensation expense related to stock awards recorded in selling, general and administrative expense	$620		$653		$415

As of December 31, 2013, there was $418 of unrecognized compensation costs related to nonvested stock awards that is expected to be recognized over a weighted-average period of 1.8 years.

Note 14.    Pension Plans

At December 31, 2013, the Company has two defined-contribution 401(k) pension plans, one for employees not covered by a collective bargaining agreement (Non-union), and one for employees at its Granite City, Illinois plant covered by a collective bargaining agreement (Union). The plans offer substantially all employees a choice to elect to make contributions pursuant to salary reduction agreements upon attaining certain age and length-of-service requirements. Under the Non-union plan, the Company may make matching contributions on behalf of the participants of the plan up to a maximum percentage of a participant’s compensation as defined by the plan. For the years ended December 31, 2013 and 2012, the Company made matching contributions of 2% in each year respectively to the Non-union plan. Under the Union plan, and in accordance with its labor contract that covers the Company’s union employees at the Granite City, Illinois plant, Company contributions are required based on a specified rate per month. For the Union plan, the Company matched participant contributions up to the maximum required under the union collective bargaining agreement. The Non-union and Union plans also provide a profit sharing component where the Company can make a discretionary contribution to the plans, which is allocated based on the compensation of eligible employees. No profit sharing contributions were made for 2013, 2012 and 2011. Company matching and profit-sharing contributions are subject to vesting schedules, and forfeitures are applied to reduce Company contributions. Participants are immediately vested in their elective contributions. Combined 401(k) and pension expense for the years ended December 31, 2013, 2012 and 2011 was $361, $422 and $290, respectively.

In connection with a 2004 business acquisition, the Company assumed plan sponsorship of a frozen defined benefit pension plan at the Granite City, Illinois plant covering substantially all hourly employees at such location. The Company uses a December 31 measurement date for the defined benefit pension plan.

Information relative to this defined benefit pension plan, as of and for the years indicated, is presented as follows:

Obligations and Funded Status

	2013	2012
Changes in benefit obligations:
Obligations at beginning of year	$1,290	$1,199
Interest cost	57	52
Actuarial (gain) loss	(16)	105
Benefits paid	(68)	(66)

Obligations at end of year	$1,263	$1,290

Changes in plan assets:
Fair value of assets at beginning of year	$748	$625
Actual return on assets	115	87
Company contributions	81	102
Benefits paid	(68)	(66)

Fair value of assets at end of year	$876	$748

Funded status (plan assets less than benefit obligations) at end of year	$(387)	$(542)

Amounts not yet recognized:
Unrecognized net loss	$627	$746

Accumulated benefit obligation	$1,263	$1,290

	2013	2012	2011
Components of Net Periodic Benefit Cost and Additional Information
Components of net periodic benefit cost:
Interest cost	$57	$52	$54
Expected return on plan assets	(53)	(44)	(42)
Amortization of actuarial loss	40	39	28

Net periodic benefit cost	$44	$47	$40

Additional information:
Unrecognized actuarial gain (loss) included in other comprehensive income, net of tax	$77	$(15)	$(119)
Assumptions
Weighted-average assumptions used in computing ending obligations:
Discount rate	4.50%	3.75%	4.50%
Rate of compensation increase	N/A	N/A	N/A
Weighted-average assumptions used in computing net cost:
Discount rate	4.50%	4.5%	5.30%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.00%	7.00%	7.00%

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

Plan Assets

	Percentage of Plan Assets at December 31,
Asset Category	2013	2012
Equity securities	61%	69%
Debt securities	37%	29%
Other	2%	2%

Total	100%	100%

For the purposes of fair value measurement, all plan assets are considered to be Level 1, having quoted prices in active markets.

Cash Flows

The Company expects to contribute approximately $77 to its defined benefit pension plan in the year ended December 31, 2014.

The following benefit payments are expected to be paid:

Years Ending December 31:	Amount
2014	$72
2015	93
2016	99
2017	97
2018	93
Years 2019-2023	441

Note 15.     Lease Commitments

The Company leases administrative and operations space under non-cancelable operating lease agreements that expire between 2014 and 2021, and require various minimum annual rentals. In addition, certain leases also require the payment of property taxes, normal maintenance, and insurance on the properties. The Company also leases certain vehicles and equipment under non-cancelable operating lease agreements that expire between 2014 and 2018.

The approximate minimum rental commitment as of December 31, 2013, excluding executory costs, is due as follows:

Years Ending December 31:	Amount
2014	$1,531
2015	1,405
2016	1,239
2017	785
2018	483
Thereafter	1,079

$6,522

Total rental expense for the years ended December 31, 2013, 2012, and 2011, was $2,711, $ 2,627 and $2,689, respectively.

Note 16.     Other Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its former Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of December 31, 2013 and 2012, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $870 and $943, respectively. No further remediation is anticipated. Of the $870 accrued as of December 31, 2013, $109 is reported as a current liability and the remaining $761 is estimated to be paid as follows: $70 from 2015 through 2017, $75 from 2018 through 2019 and $616 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee, and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

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

Employee Matters

As of December 31, 2013, approximately 8% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Forty-three employees located at the Company’s Lead Fabricating facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. The agreement with the United Steelworkers of America expires on March 15, 2014 and the Company is currently in contract negotiations with the United Steel workers. The agreement with the Joint Board expires on June 25, 2014. The Company expects both contracts to be renewed on terms acceptable to the Company.

Aggregate retirement plan contributions for union employees for the years ended December 31, 2013, 2012 and 2011 amounted to $108, $102 and $71, respectively.

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 17.     Segment Reporting

The Company currently aggregates its operating segments into two reportable segments — Scrap Metal Recycling and Lead Fabricating. The operating segments (and their respective processing facilities) within each reportable segment are economically similar in regards to the nature of their products, services, customers, processing operations, distribution methods, regulatory environment and financial results. Prior to January 1, 2013, the Company considered three certain operating segments as part of a third reportable segment — PGM and Minor Metals – because the facilities in these operating segments had exclusively processed or dealt with these more unique metal types. However, starting in mid-2012, the Company upgraded some of these facilities such that they now also process a wider range of metals including those routinely processed by the Company’s other scrap recycling facilities. As such, effective January 1, 2013, the Company’s chief operating decision makers began considering these operating segments as part of the Scrap Metal Recycling reportable segment for purposes of assessing overall performance and resource allocations. Previously reported amounts have been adjusted in the tables below to reflect this change. The two reportable segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data as of or for the years ended December 31, 2013, 2012 and 2011 for these reportable segments.

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
2013
Revenues from external customers	$457,184	$72,806	$—	$529,990
Intercompany revenues	45,758	3,477	—	50,235
Operating (loss) income	(43,969)	4,585	84	(39,300)
Impairment of goodwill and other intangible assets	38,737	—	—	38,737
Depreciation and amortization expense	16,120	1,683	188	17,991
Interest expense	7,131	—	1,855	8,986
Total assets	245,867	41,743	13,403	301,013
Capital expenditures on property and equipment, including accrued purchases	9,381	1,108	1	10,490

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated

2012
Revenues from external customers	$507,230	$66,413	$—	$573,643
Intercompany revenues	55,164	3,381	—	58,545
Operating (loss) income	(21,443)	6,221	60	(15,162)
Impairment of goodwill and other intangible assets	19,601	—	—	19,601
Depreciation and amortization expense	15,534	1,732	78	17,344
Interest expense	8,496	6	581	9,083
Total assets	299,669	43,368	8,941	351,978
Capital expenditures on property and equipment, including accrued purchases	21,625	1,954	—	23,579
Acquired goodwill	726	—	—	726

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated

2011
Revenues from external customers	$588,315	$72,592	$—	$660,907
Intercompany revenues	43,568	3,461	—	47,029
Operating income (loss)	31,078	2,241	(747)	32,572
Depreciation and amortization expense	13,154	1,386	70	14,610
Interest expense	8,831	134	393	9,358
Total assets	316,186	36,630	12,077	364,893
Capital expenditures on property and equipment, including accrued purchases	26,530	975	73	27,578
Acquired goodwill	3,943	—	—	3,943

The Company’s revenue by product line or service for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	2013	2012	2011
Scrap Metal Recycling:
Ferrous metals	$213,937	$216,569	$233,863
Non-ferrous metals	164,684	173,862	149,378
Platinum group metals	40,187	62,645	150,998
Minor metals	34,579	50,024	48,250
Other scrap services	3,797	4,130	5,826

	457,184	507,230	588,315
Lead Fabrication	72,806	66,413	72,592

	$529,990	$573,643	$660,907

Note 18.     Investment

The Company holds a non-controlling interest in Beacon Energy Holdings, Inc. (“Beacon”) a company organized to produce and market biofuels refined from waste vegetable oil, fats, and agricultural feedstocks. At December 31, 2013 and 2012, the carrying amount of the investment was $0 due to historical losses and writedowns. The Company is not obligated to fund any of Beacon’s future losses. On February 8, 2011, Beacon completed a merger with Environmental Quality Management, Inc. (“EQM”) through the issuance of common shares to EQM. As a result, the Company’s ownership in Beacon was reduced to 5.9% and Beacon changed its name to “EQM Technologies & Energy, Inc.” The Company is a 5.5% holder of EQM Common stock at December 31, 2013.

Note 19.     Statement of Cash Flows Information

The Company (received refunds) made net cash payments for income taxes of approximately $(4,612), $(2,384) and $4,283 (net of (payments) refunds $(178), $(891) and $598) and for interest of approximately $8,299, $8,189 and $8,549 during the years ended December 31, 2013, 2012 and 2011, respectively.

The following describes the Company’s noncash investing and financing activities:

	2013	2012	2011
Issuance of common stock for business acquisition (see Note 2)	$500	$100	$4,391
Issuance of short and long-term debt for business acquisitions	75	—	4,964
Repayment of debt with new borrowings	44,168	—	6,585
Reduction of seller note payable on settlement of final working capital receivable	—	—	125
Accrued purchases of capital equipment and improvements	—	384	1,382
Trade-in allowances on new equipment purchases	148	276	87
Change in funded status of pension plan, net of deferred income tax	(77)	15	119

Note 20.     Earnings (loss) Per Share

Following is information about the computation of the earnings (loss) per share (“EPS”) for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Net (loss) income	$(34,816)	47,951,933	$(0.73)

	Year Ended December 31, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Net (loss) income	$(13,111)	47,552,901	$(0.28)

	Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net (loss) income	$17,420	47,349,376	$0.37

Effect of Dilutive Securities
Non-vested restricted shares	—	3,190
Stock options	—	23,568

Diluted EPS
Net (loss) income	$17,420	47,376,134	$0.37

The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive.

As of December 31, 2013, there were 1,419,231 warrants, 1,051,288 options, 303,736 deferred shares and 1,676,358 shares issuable upon conversion of convertible notes excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

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

Note 21.     Fair Value Disclosure

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

•

Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

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

The Company has determined that the carrying value of its 7% Notes approximates fair value due to the short-term nature of an optional repurchase right exercisable by the Note Purchasers on June 30, 2014. Under the terms, each Note Purchaser will have the right to require the Company to redeem the Notes at par. The Notes are included in the consolidated balance sheet as of December 31, 2013 at $23,172 which is inclusive of unamortized discount of $297. The Notes are unsecured, bear interest at 7% per annum, payable in cash, and will mature in April 2028.

The majority of the Company’s non-financial instrument assets, which include goodwill, intangible assets and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill and indefinite lived intangible assets) such that a non-financial instrument asset is required to be evaluated for impairment, based upon a comparison of the non-financial instrument asset’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value. Such values are generally determined using Level 3 inputs.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of:

December 31, 2013
Liabilities	Level 1	Level 2	Level 3	Total
Put Warrants	—	—	—	—

	December 31, 2012
Liabilities	Level 1	Level 2	Level 3	Total
Put Warrants	—	—	$3	$3

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants:     The Company values put warrants using the Black-Scholes method. For the years ended December 31, 2013, 2012 and 2011, the average value per outstanding warrant listed below was estimated using the following input assumptions:

	2013	2012	2011
Fair value per outstanding warrant	$0.00	$0.002	$0.14
Market price per common share as of December 31	$2.07	$1.96	$3.29
Discount rate	0.07%	0.25%	0.36%
Average volatility factor	49.6%	56.5%	58.2%

ASC Topic 820 requires a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. For the years ended December 31, 2013 and 2012, there were no transfers in or out of Level 3. For these Level 3 liabilities, the reconciliation is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2013	Year Ended December 31, 2012
	Put Warrants	Put Warrants
Beginning balance	$3	$199
Total unrealized gain included in earnings	(3)	(196)

Ending balance	$—	$3

The amount of gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$(3)	$(196)

Note 22.     Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

EXHIBIT INDEX

3.1

Fourth Amended and Restated Certificate of Incorporation of Metalico, Inc.; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2008 Annual Meeting of Stockholders filed May 15, 2008 and incorporated herein by reference

3.2	Fourth Amended and Restated Bylaws of Metalico, Inc.; previously filed as Exhibit 3.2 to Current Report on Form 8-K filed August 31, 2012 and incorporated herein by reference

4.1	Specimen Common Stock Certificate; previously filed as Exhibit 4.1 to Form 10 filed December 20, 2004 and incorporated herein by reference

10.8*	Metalico, Inc. Executive Bonus Plan; previously filed as Exhibit 10.8 to Form 10 filed December 20, 2004 and incorporated herein by reference

10.9

Financing Agreement dated as of November 21, 2013 by and among Metalico, Inc., each of its subsidiaries signatory thereto, the lenders signatory thereto TPG Specialty Lending, Inc., as agent for the Lenders and lead arranger, and PNC Bank, National Association, as service agent for the Lenders; previously filed as Exhibit 10.9 to Current Report on Form 8-K filed November 22, 2013 and incorporated herein by reference

10.10

First Amendment dated March 14, 2014 to Financing Agreement dated as of November 21, 2013 by and among Metalico, Inc., each of its subsidiaries signatory thereto, the lenders signatory thereto, TPG Specialty Lending, Inc., as agent for the Lenders and lead arranger, and PNC Bank, National Association, as service agent for the Lenders

10.13

Equipment Financing Agreement dated December 12, 2011 as amended by Amendment No. 1 dated February 17, 2012 between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.13 to Form 10-K filed March 14, 2012 and incorporated herein by reference.

10.16*

Form of Employee Deferred Stock Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.16 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference

10.18*

Metalico 2006 Long-Term Incentive Plan; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2006 Annual Meeting of Stockholders filed April 13, 2006 and incorporated herein by reference

10.19*

Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.19 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference

10.20*

Form of Employee Restricted Stock Grant Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference

10.21

Securities Purchase Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference

10.22

Registration Rights Agreement dated as of June 21, 2007 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference

10.23

Form of Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co. (“AgriFuel”), the purchasers of AgriFuel stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference

10.24

Form of Amendment No. 1 dated August 22, 2007 to Amended and Restated Stock Subscription Agreement and Stockholder Agreement dated November 30, 2006 among AgriFuel Co., nka Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.25

Form of Series B Stock Subscription Agreement and Stockholder Agreement dated August 22, 2007 among Beacon Energy Corp. (“Beacon”), the purchasers of Beacon stock signatory thereto, and Metalico, Inc.; previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.26

Form of Subscription and Investment Agreement (Series C) dated May 15, 2008 among Beacon Energy Corp., the investors identified therein, and Metalico, Inc.; previously filed as Exhibit 10.26 to Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference

10.28

Securities Purchase Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference

10.29

Registration Rights Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.2 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference

10.30

Form of Senior Unsecured Convertible Note issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.3 to Current Report on Form 8-K filed May 5, 2008 and incorporated herein by reference

10.31

Form of Common Stock Purchase Warrant issued to investors party to Agreements identified in Exhibits 10.27 and 10.28 above, previously filed as Exhibit 10.4 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference

10.32

Amendment No. 2 dated November 6, 2012 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.32 to Quarterly Report on Form 10-Q filed November 9, 2012 and incorporated herein by reference

10.33

Amendment No. 3 dated March 6, 2013 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.33 to Current Report on Form 8-K filed March 11, 2013 and incorporated herein by reference.

10.34

Amendment No. 4 dated August 7, 2013 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.34 to Quarterly Report on Form 10-Q filed August 9, 2013 and incorporated herein by reference.

10.35

Amendment No. 5 dated November 21, 2013 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.34 to Current Report on Form 8-K filed November 22, 2013 and incorporated herein by reference

10.36

Amendment No. 6 dated November 21, 2013 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.35 to Current Report on Form 8-K filed November 22, 2013 and incorporated herein by reference

10.41

Form of Amendment No. 1 to Senior Convertible Notes dated November 20, 2013 to Senior Unsecured Convertible Notes issued by Metalico, Inc. due April 30, 2028; previously filed as Exhibit 10.41 to Current Report on Form 8-K filed November 22, 2013 and incorporated herein by reference

10.42

Form of Note Purchase Agreement dated November 20, 2013 between the Company and each participating Note Holder named therein; previously filed as Exhibit 10.42 to Current Report on Form 8-K filed November 22, 2013 and incorporated herein by reference

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