Form 10-Q
period 2014-03-31
METALICO INC
filed 2014-05-15
CIK 1048685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

Number of shares of Common stock, par value $.001, outstanding as of May 7, 2014: 48,213,516

METALICO, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2014 and December 31, 2013

	2014	2013
	(Unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$5,000	$7,056
Trade receivables, less allowance for doubtful accounts 2014 - $544; 2013 - $524	55,193	53,417
Inventories	59,455	69,683
Prepaid expenses and other current assets	6,351	5,660
Income taxes receivable	1,999	2,050
Deferred income taxes	2,607	2,607

Total current assets	130,605	140,473
Property and equipment, net	96,994	98,748
Goodwill	22,443	22,443
Other intangibles, net	30,795	31,450
Other assets, net	7,437	7,899

Total assets	$288,274	$301,013

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$102,853	$6,327
Accounts payable	20,408	17,956
Accrued expenses and other current liabilities	3,765	3,845

Total current liabilities	127,026	28,128

Long-Term Liabilities
Senior unsecured convertible notes payable	—	23,172
Other long-term debt, less current maturities	13,658	97,919
Deferred income taxes	2,195	2,295
Accrued expenses and other long-term liabilities	1,258	1,267

Total long-term liabilities	17,111	124,653

Total liabilities	144,137	152,781

Commitments and Contingencies (Note 11)
Equity
Common stock	48	48
Additional paid-in capital	185,636	185,520
Accumulated deficit	(41,935)	(38,017)
Accumulated other comprehensive loss	(372)	(372)

Total Metalico, Inc. and Subsidiaries equity	143,377	147,179
Noncontrolling interest	760	1,053

Total equity	144,137	148,232

Total liabilities and equity	$288,274	$301,013

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

	2014	2013
	(Unaudited)
	($ thousands, except per share data)
Revenue	$135,188	$137,695

Costs and expenses
Operating expenses	126,447	125,997
Selling, general, and administrative expenses	6,348	6,603
Depreciation and amortization	4,392	4,484

	137,187	137,084

Operating (loss) income	(1,999)	611

Financial and other income (expense)
Interest expense	(2,319)	(2,303)
Equity in loss of unconsolidated investee	—	(71)
Other	7	7

	(2,312)	(2,367)

Loss before income taxes	(4,311)	(1,756)
Federal and state income tax benefit	(100)	(524)

Consolidated net loss	(4,211)	(1,232)
Net loss attributable to noncontrolling interest	293	53

Net loss attributable to Metalico, Inc.	$(3,918)	$(1,179)

Loss per common share:
Basic	$(0.08)	$(0.02)

Diluted	$(0.08)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic	48,166,209	47,753,349

Diluted	48,166,209	47,753,349

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2014 and 2013

	2014	2013
	(Unaudited)
	($ thousands)
Consolidated net loss	$(4,211)	$(1,232)
Other comprehensive income (loss), net of tax	—	—

Comprehensive loss	$(4,211)	$(1,232)

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014 and 2013

	2014	2013
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(4,211)	$(1,232)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	4,685	4,740
Equity in loss of unconsolidated investee	—	71
Compensation expense on restricted stock and stock options issued	125	342
Provision for doubtful accounts receivable	26	—
Deferred income taxes	(100)	97
Net (gain) loss on sale and disposal of property and equipment	(13)	20
Financial instruments fair value adjustment	—	(3)
Change in assets and liabilities, net of acquisitions:
Trade receivables	(1,802)	(2,277)
Inventories	10,228	5,737
Prepaid expenses and other current assets	(640)	(1,830)
Accounts payable, accrued expenses, and other liabilities	2,354	1,373

Net cash provided by operating activities	10,652	7,038

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	55	65
Purchase of property and equipment	(2,038)	(2,055)
Cash paid for business acquisition, less cash acquired	—	(700)
Decrease (increase) in other assets	297	(3)

Net cash used in investing activities	(1,686)	(2,693)

Cash Flows from Financing Activities
Net payments under revolving lines-of-credit	(9,337)	(3,332)
Proceeds from other borrowings	122	279
Principal payments on other borrowings	(1,698)	(1,869)
Debt issuance costs paid	(109)	(275)

Net cash used in financing activities	(11,022)	(5,197)

Net decrease in cash	(2,056)	(852)
Cash:
Beginning of period	7,056	5,418

End of period	$5,000	$4,566

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ thousands, except per share data)

(Unaudited)

Note 1 — General

Business

Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”) and (b) lead metal product fabricating (“Lead Fabricating”). Its operating facilities as of March 31, 2014 include thirty-one scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, and four lead product manufacturing and fabricating plants. The Company markets a majority of its products domestically but maintains several international customers.

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

Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited balance sheet as of that date included in the Form 10-K.

Liquidity and Risk

The Company expects to fund current working capital needs, interest payments and capital expenditures through the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the current senior credit agreement and potentially available elsewhere, such as vendor financing or other equipment lines of credit. On November 21, 2013, the Company entered into a new six-year senior credit facility (as further described below in Note 7, the “Financing Agreement”) with revolving and term loan components to replace its former revolving credit facility, repurchase a significant portion of the Company’s outstanding 7% Convertible Notes (the “Notes”) and provide liquidity to retire any Notes subject to an optional repurchase right exercisable by the Note holders that becomes effective on June 30, 2014 under which the Company would be required to redeem the Notes at par. At March 31, 2014, the outstanding balance of the notes was $23,469. The Company’s ability to draw funds under the Financing Agreement to redeem Convertible Notes is contingent upon its continued compliance with the covenants set forth in the Financing Agreement.

At March 31, 2014, the Company was not in compliance with the Maximum Leverage Ratio covenant and the lenders party to the Financing Agreement waived noncompliance. No assurance can be given that the Company will return to compliance in forthcoming quarters or that the lenders will continue to waive noncompliance but the Company is in discussion with the lenders about future covenant requirements. As a result of the Company’s noncompliance, availability under the term portion of the Financing Agreement will be subject to the discretion of the lenders and the Company is uncertain whether it will be able to draw funds under the term portion of the Financing Agreement in order to redeem the Notes if the holders exercise their repurchase right on June 30, 2014. The Company intends to work with the Note holders to reach an agreement that will satisfy the holders’ optional repurchase right which may include an extension of such right or the issuance of new debt or equity or a combination of both. No assurance can be provided that the Company will be able to reach an agreement with the Note holders or that the terms of a new agreement will be as favorable as the current terms of the Notes. The Company is also considering financing alternatives to provide for the repurchase of the Convertible Notes prior to or at the time the repurchase right may be exercised. These alternatives may include accessing the capital markets with a new debt or equity offering. No assurance can be given that the Company will be able to secure additional financing to redeem the Convertible Notes.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This ASU changes the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

Note 2 — Business Acquisitions

Business acquisition (scrap metal recycling segment): On December 23, 2013, the Company, through its Goodman Services, Inc. subsidiary, acquired substantially all of the operating assets of Furlow’s North East Auto, Inc. an automotive salvage and parts provider in North East, Pennsylvania, in the Greater Erie vicinity. Closing on the real property was completed on March 3, 2014. The Company plans to grow the facility’s salvage car buying capabilities and continue its “pick-and-pull” auto parts business while taking advantage of additional access to scrap metal to feed its shredder in suburban Buffalo, New York. The purchase price was paid using cash provided under the Company’s prior credit agreement and notes payable to the sellers. The allocation of the purchase price did not result in any goodwill. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Business acquisition (scrap metal recycling segment): On July 23, 2013, the Company, through its Goodman Services, Inc. subsidiary, acquired substantially all of the assets, including real property, of Segel and Son, Inc. a family-owned scrap iron and metal recycling business with facilities in Warren, Pennsylvania and Olean, New York. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby in suburban Buffalo. The purchase price was paid using cash provided under the Company’s previous credit agreement. The allocation of the purchase price resulted in a bargain purchase gain of $105 (net of $67 in deferred income taxes) and no goodwill was recorded. The Company also issued common stock valued at $25 to a former Segel officer as an inducement to enter into a one-year employment agreement. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Business acquisition (scrap metal recycling segment): On February 4, 2013, the Company, through its Metalico Pittsburgh, Inc. subsidiary, acquired certain accounts, equipment and a lease of certain real property from Three Rivers Scrap Metal, Inc. to operate a scrap metal recycling facility in the Greater Pittsburgh area in north suburban Conway, Beaver County, Pennsylvania. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby on Neville Island in Pittsburgh. The purchase price was paid using cash provided under the Company’s previous Credit Agreement. The financial statements include a purchase price allocation which did not result in the recording of goodwill. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Note 3 — Inventories

Inventories as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Raw materials	$3,880	$5,085
Work-in-process	6,168	6,479
Finished goods	8,976	7,192
Ferrous scrap metal	21,933	27,277
Non-ferrous scrap metal	18,498	23,650

	$59,455	$69,683

Note 4 — Goodwill and Other Intangible Assets

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. No indicators of impairment were identified for the three months ended March 31, 2014. Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2014 were as follows:

	Scrap Metal Recycling	Lead Fabrication	Corporate and Other	Consolidated
December 31, 2013	$17,075	$5,368	$—	$22,443
Acquired during the period	—	—	—	—

March 31, 2014	$17,075	$5,368	$—	$22,443

Adverse changes in general economic and market conditions and future volatility in the equity and credit markets could have further impact on the Company’s valuation of its reporting units and may require the Company to assess the carrying value of its remaining goodwill and other intangibles prior to normal annual testing dates.

The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At March 31, 2014, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of March 31, 2014 and December 31, 2013 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount
March 31, 2014
Covenants not-to-compete	$6,514	$(2,333)	$—	$4,181
Trademarks and tradenames	4,875	—	—	4,875
Supplier relationships	35,023	(13,681)	—	21,342
Know-how	397	—	—	397

	$46,809	$(16,014)	$—	$30,795

December 31, 2013
Covenants not-to-compete	$6,514	$(2,188)	$—	$4,326
Trademarks and tradenames	5,975	—	(1,100)	4,875
Supplier relationships	40,330	(13,171)	(5,307)	21,852
Know-how	397	—	—	397

	$53,216	$(15,359)	$(6,407)	$31,450

The changes in the net carrying amount of amortizable intangible assets by classifications for the three months ended March 31, 2014 were as follows:

	Covenants Not-to- Compete	Supplier Relationships
Balance, December 31, 2013	$4,326	$21,852
Acquisitions/additions	—	—
Amortization	(145)	(510)

Balance, March 31, 2014	$4,181	$21,342

Amortization expense on finite-lived intangible assets for the three months ended March 31, 2014 and 2013 was $655 and $803, respectively. Estimated aggregate amortization expense on amortized intangible assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2014	$1,966
2015	2,834
2016	2,828
2017	2,441
2018	1,885
Thereafter	13,569

$25,523

Note 5 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of March 31, 2014 and December 31, 2013 consisted of the following:

		March 31, 2014			December 31, 2013
	Current	Long- Term	Total	Current	Long- Term	Total
Environmental monitoring costs	$103	$761	$864	$109	$761	$870
Payroll and employee benefits	1,398	387	1,785	940	387	1,327
Interest and bank fees	390	—	390	431	—	431
Customer obligations	156	—	156	458	—	458
Other	1,718	110	1,828	1,907	119	2,026

	$3,765	$1,258	$5,023	$3,845	$1,267	$5,112

Note 6 — Stock Options and Stock-Based Compensation

Stock-based compensation expense was $125 and $342 for the three months ended March 31, 2014 and 2013, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.

The fair value of the stock options granted in the three months ended March 31, 2013 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table and resulted in a weighted average fair value of $1.23 per share. No options were granted during the three months ended March 31, 2014.

Black-Scholes Valuation Assumptions (1)	Three Months Ended March 31, 2013
Weighted average expected life (in years) (2)	5.0
Weighted average expected volatility (3)	81.57%
Weighted average risk free interest rates (4)	0.87%
Expected dividend yield	—

(1)	Forfeitures are estimated based on historical experience.
(2)	The expected life of stock options is estimated based on historical experience.
(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.
(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended March 31, 2014 were as follows:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	1,051,288	$4.00
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(4,800)	$3.77

Options outstanding, end of period	1,046,488	$4.00

Options exercisable, end of period	1,043,919	$4.01

The weighted average remaining contractual term and the aggregate intrinsic value of both options outstanding and options exercisable as of March 31, 2014 was 1.0 years and $0, respectively.

As of March 31, 2014, total unrecognized stock-based compensation expense related to stock options was $2, which is expected to be recognized over a weighted average period of 2.1 years.

Deferred Stock

Deferred stock awards granted vest and are issued ratably over a three-year period from the date of grant. Changes in the Company’s deferred stock awards for the three months ended March 31, 2014 were as follows:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	303,736	$2.44
Stock awards granted	10,000	$1.84
Stock awards cancelled/forfeited	(900)	$1.55
Stock awards vested and issued	(76,089)	$4.97

Outstanding at end of period	236,747	$1.64

As of March 31, 2014, total unrecognized stock-based compensation expense related to stock awards was $312, which is expected to be recognized over a weighted average period of 1.7 years.

Note 7 — Short and Long-Term Debt

On November 21, 2013, the Company entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The new six-year agreement consists of senior secured credit facilities in the aggregate amount of $125,000, including a $65,000 revolving line of credit and two term loan facilities totaling $60,000. The revolving line of credit provides for revolving loans that, in the aggregate, are not to exceed the lesser of $65,000 and a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. Revolving loans bear interest at the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 3.00%) plus 2.00% or, at the Company’s election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.00% (an aggregate effective rate of 4.12% at March 31, 2014). The term loans bear interest at the Base Rate plus 7.50% or, at the Company’s election, the LIBOR-based rate plus 8.50% (an aggregate effective rate of 9.50% at March 31, 2014) and related deferred financing costs are being amortized over the term of the Financing Agreement. The Company is subject to certain financial covenants, including maximum leverage, maximum capital expenditures and minimum availability, and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. The proceeds of the Financing Agreement were used to retire the Company’s revolving credit agreement with JPMorgan Chase Bank, NA, Inc., as agent and other lenders party thereto, and to repurchase $36,741 of the Company’s 7% Convertible Notes ( the “Notes”). Outstanding balances under the revolving line of credit and term loans were $38,879 and $35,435, respectively as of March 31, 2014. The remaining availability under the revolving portion of the Financing Agreement will be used for working capital and for general corporate purposes. At March 31, 2014, availability under the revolving portion of the Financing Agreement was $22,450.

At March 31, 2014, the Company was not in compliance with the Maximum Leverage Ratio covenant prescribed by the Financing Agreement. The lenders party to the Financing Agreement waived such noncompliance. The Company is in discussion with lenders about future covenant requirements. Any further availability under the term portion of the Financing Agreement will be subject to the discretion of the lenders. There can be no assurance at this time that the Company will return to compliance in forthcoming quarters or that the lenders will continue to waive noncompliance. Due to this uncertainty, the outstanding balances under the Financing Agreement have been classified as current liabilities.

Listed below are the material debt covenants as prescribed by the Financing Agreement.

Maximum Leverage Ratio — ratio of total debt to trailing four-quarter EBITDA at March 31, 2014 must not exceed covenant:

Covenant	6.00 to 1.00
Actual	7.40 to 1.00

Maximum Leverage Ratios under the Financing Agreement for the next four quarterly periods are as follows:

For the quarterly period ending:	Covenant Ratio
June 30, 2014	5.50 to 1.0
September 30, 2014	5.25 to 1.0
December 31, 2014	5.00 to 1.0
March 31, 2015	5.00 to 1.0

Maximum Consolidated Capital Expenditures — capital expenditures for the three months ended March 31, 2014 must not exceed covenant

Covenant	$2,500
Actual year to date	$2,038

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10,418. The Company used $6,585 to repay a term loan provided under the Company’s previous credit agreement with JPMorgan Chase Bank, NA, Inc., as agent, and other lenders party thereto. The loan is secured by the Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with the TPG lending group, the Company and First Niagara entered into an amendment adopting the covenants prescribed by the Financing Agreement and modifying the maturity and repayment terms. The loan modification shortened the First Niagara maturity to coincide with the maturity of the Financing Agreement in November 2019 and accordingly increased the required monthly payments from $110 to $141. The interest rate under the loan remains unchanged at 4.77% per annum. The Company notified First Niagara of its non-compliance with a certain covenant under the Financing Agreement as of March 31, 2014 and First Niagara waived noncompliance. As of March 31, 2014 and December 31, 2013, the outstanding balance under the loan was $8,387 and $8,708, respectively.

Senior Unsecured Notes Payable:

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100,000 of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of the Company’s common stock (“Note Shares”). The Notes are convertible to common stock at all times. The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note holders on June 30, 2014, and the eighth and twelfth anniversary of the date of issuance of the Notes, whereby each Note holder will have the right to require the Company to redeem the Notes at par and (ii) an optional redemption right exercisable by the Company which began on May 1, 2011, the third anniversaries of the date of issuance of the Notes, and ends on June 30, 2014, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date, and from and after July 1, 2014, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.

The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make-whole provisions upon a change of control, (iii) “weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make-whole provision in the event that the Note Purchasers are forced to convert their Notes between the third and sixth anniversary of the date of issuance of the Notes whereby the Note Purchasers would receive the present value of the interest they would have earned had their Notes so converted been outstanding from such forced conversion date through the sixth anniversaries of the date of issuance of the Notes, and (v) a debt incurrence test which limits the ability of the Company to incur additional debt, under certain circumstances.

Listed below is the material debt limit as prescribed by the Notes.

Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed limit,

Covenant	3.50 to 1.0
Actual	5.86 to 1.0

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

As of March 31, 2014 and December 31, 2013, the outstanding balance on the Notes was $23,177 and $23,172, respectively (net of $292 and $297, respectively, in unamortized discount related to the original fair value of warrants issued with the Notes). Due to the uncertainty in potential availability under the Financing Agreement and the optional repurchase right exercisable by the Note holders that becomes effective on June 30, 2014, the Notes have been classified as current liabilities. The Company intends to work with the Note holders to reach an agreement that will satisfy the holders’ optional repurchase right which may include an extension of their repurchase right, the issuance of new debt or equity or a combination of both.

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of March 31, 2014, are as follows:

Twelve months ending March 31:	Amount
2015	$103,145
2016	4,780
2017	3,062
2018	2,439
2019	1,890
Thereafter	1,486

$116,802

Note 8 — Stockholders’ Equity

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended March 31, 2014 is as follows:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balance December 31, 2013	$48	$185,520	$(38,017)	$(372)	$1,053	$148,232
Net loss	—	—	(3,918)	—	(293)	(4,211)
Issuance of 66,804 shares of common stock on deferred stock vesting, net of tax withholding repurchase	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	125	—	—	—	125

Balance March 31, 2014	$48	$185,636	$(41,935)	$(372)	$760	$144,137

Stock Purchase Warrants:

In connection with the Convertible Notes issued on May 1, 2008, the Company issued 250,000 Put Warrants. The Company also issued 1,169,231 Put Warrants in connection with an issuance of common stock on March 27, 2008. These warrants are free-standing financial instruments which, upon a change in control of the Company, may require the Company to repurchase the warrants at their then-current fair market value. Accordingly, the warrants are accounted for as long-term liabilities and marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustments” in the statements of operations. The warrants expire July 17, 2014.

The estimated fair value of warrants outstanding was $0 as of March 31, 2014 and December 31, 2013. The change in fair value of the Put Warrants resulted in income of $0 and $3 for the three months ended March 31, 2014 and 2013, respectively.

The recorded liability as described above would only require cash settlement in the case of a change in control, as defined in the warrants, during the term of the warrants. Any recorded liability existing at the date of exercise or expiration would be reclassified as an increase in additional paid-in capital.

Accumulated Other Comprehensive Loss:

There were no additions to or reclassifications out of accumulated other comprehensive loss attributable to the Company for the three months ended March 31, 2014 and 2013. The components of accumulated other comprehensive loss, net of tax benefit of $256, are as follows:

	March 31, 2014	December 31, 2013
Unrecognized actuarial losses of defined benefit pension plan	$(372)	$(372)

Note 9 — Statements of Cash Flows Information

The following describes the Company’s noncash investing and financing activities:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Installment issuance of common stock for business acquisitions	$—	$200

The Company paid $2,085 and $2,081 in cash for interest expense in the three months ended March 31, 2014 and 2013, respectively. The Company received cash income tax refunds of $124 and made cash income tax payments of $73 in the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company received cash income tax refunds of $22 and made cash income tax payments of $91.

Note 10 — Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding. Diluted loss per share reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of loss per share for the three months ended March 31, 2014 and 2013.

		Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted loss per share
Net loss attributable to Metalico, Inc.	$(3,918)	48,166,209	$(0.08)	$(1,179)	47,753,349	$(0.02)

At March 31, 2014, there were 1,419,231 warrants, 1,046,488 options, 236,747 deferred shares and 1,676,358 shares issuable upon conversion of Notes excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. At March 31, 2013, there were 1,419,231 warrants, 1,634,260 options, 410,385 deferred shares and 4,914,990 shares issuable upon conversion of Notes excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

Note 11 — Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of March 31, 2014 and December 31, 2013, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $864 and $870, respectively. No further remediation is anticipated. Of the $864 accrued as of March 31, 2014, $103 is reported as a current liability and the remaining $761 is estimated to be paid as follows: $70 from 2015 through 2017, $75 from 2018 through 2019 and $616 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee, and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

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

Employee Matters

As of March 31, 2014, approximately 8% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Thirty-nine employees located at the Company’s facility in Granite City, Illinois were represented by the United Steelworkers of America and eighteen employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. The agreement with the Joint Board expires on June 25, 2014. The agreement with the United Steelworkers of America expired on March 15, 2014. In the initial vote by the United Steelworkers held on April 25, 2014, members declined to ratify the proposed contract. The Company will continue contract negotiations in an attempt to reach an amicable agreement. The Company believes it has adequate levels of finished goods inventory to meet expected order flow for several weeks. If the Company fails to reach an agreement, certain lead product production could be shifted to other lead fabricating facilities to reduce potential backlog. Extended period of strike or lockout could have a negative impact on future operating results of the Company’s Lead Fabricating segment.

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 12 — Segment Reporting

The Company has defined two reportable segments: Scrap Metal Recycling and Lead Fabricating. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data for the three months ended March 31, 2014 and 2013 for these segments:

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
	As of and for the three months ended March 31, 2014
Revenues from external customers	$118,540	$16,648	$—	$135,188
Operating income (loss)	(2,982)	868	115	(1,999)
Total assets	233,268	42,797	12,209	288,274

	As of and for the three months ended March 31, 2013
Revenues from external customers	$120,310	$17,385	$—	$137,695
Operating income (loss)	(687)	1,332	(34)	611
Total assets	294,346	43,633	9,668	347,647

Note 13 — Income Taxes

The Company files income tax returns in the federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2008. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three months ended March 31, 2014 and 2013 was 2% and 30%, respectively. On March 31, 2014, the State of New York enacted significant changes to its Corporate Franchise Tax provisions for taxable years beginning on or after January 1, 2015. As part of the New York tax law reform, companies meeting the definition of a ‘qualified New York manufacturer’ will effectively have a 0% tax rate for corporate income tax. Prior to enactment, the Company had maintained deferred state tax assets consisting primarily of tax credits and loss carryforwards in New York which now have no future economic benefit. As a result, $1,495 in net deferred tax assets were charged to income tax expense for the three months ended March 31, 2014. The Company’s effective rate may also differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include stock-based compensation and certain other non-deductible expenses.

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

The Company has determined that the carrying value of its 7% Notes approximates fair value due to the short-term nature of an optional repurchase right exercisable by the Note Purchasers on June 30, 2014. Under the terms, each Note Purchaser will have the right to require the Company to redeem the Notes at par. The Notes are included in the balance sheet as of March 31, 2014 at $23,177 which is inclusive of unamortized discount of $292. The Notes are unsecured, bear interest at 7% per annum, payable in cash, and will mature in April 2028.

Put Warrants: The carrying amounts are equal to fair value based upon the Black-Scholes method of calculation.

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

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants: Due to the near term expiration of the outstanding warrants on July 17, 2014 and the amount by which the exercise price of the warrants exceeds the current market price of the Company’s common stock, the fair value of the put warrant liability at March 31, 2014 and December 31, 2013 is $0. An increase or decrease in the market price of the Company’s common stock has a corresponding effect on the fair value of this liability. However, if the price of the Company’s common stock was $1.00 higher as of March 31, 2014, the change in the put warrant liability and expense for financial instruments fair value adjustments would have been immaterial.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	Put Warrants	Put Warrants
Beginning balance	$—	$3
Total unrealized (gains) losses included in earnings	—	(3)

Ending balance	$—	$—

The amount of (gain) loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$—	$(3)

This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metalico, Inc. (herein, “Metalico,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”), as the same may be amended from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report. Amounts reported in the following discussions are not reported in thousands unless otherwise specified.

General

We operate in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of March 31, 2014 included thirty-one scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, Olean, Syracuse and Jamestown, New York; Akron, Youngstown and Warren, Ohio: Elizabeth, New Jersey; Buda, Texas; Gulfport, Mississippi; Pittsburgh, Brownsville, Sharon, Conway, West Chester, Quarryville, Warren and Bradford, Pennsylvania; and Colliers, West Virginia; an aluminum de-ox plant co-located with our scrap yard in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama; Healdsburg and Ontario, California; and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

Overview of Quarterly Results

The following items represent a summary of financial information for the three months ended March 31, 2014 compared with the three months ended March 31, 2013:

•	Sales decreased to $135.2 million, compared to $137.7 million.

•	Operating income decreased to a $2.0 million loss, compared to operating income of $0.6 million.

•	Net loss of $4.2 million, compared to a net loss of $1.2 million.

•	Net loss of $0.08 per diluted share, compared to a net loss of $0.02 per diluted share.

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

Domestic steel production improved during March 2014 and the operating rate was reported at 78.4% of capacity mid-month before falling back to 75.7% at month end. Domestic mills appear to be realizing some benefit from pent-up demand entering the second quarter and the drop in production at the end of March 2014 was more likely tied to specific mill outages than to any downturn in orders. Steel prices have bottomed and turned up in recent weeks and mills are generally optimistic about the outlook for both production and pricing in the second quarter.

Soft export demand for ferrous scrap, particularly from Turkey, has kept export ferrous scrap in the U.S. providing domestic mills reason to reduce their offering prices and reduce the amount of scrap they need to purchase from inland based suppliers. Export ferrous scrap shipment volumes have improved into the second quarter but still not enough to draw out enough volume to materially affect domestic pricing. While demand for scrap from U.S mills remains strong, domestic ferrous scrap selling prices will likely remain choppy to flat given the uncertainty in Turkey. Scrap availability remains tight but inbound material flow is expected to improve modestly with the onset of improved weather. Significant competition for scrap supply is expected to continue to be fierce in the months ahead.

Pricing for aluminum, copper and other non-ferrous metals has been trending lower in recent months as expected growth rates in China are reduced. This trend could improve on hope that stimulus programs will boost the Chinese economy. We expect selling prices for aluminum to be buoyed by strong demand from the automotive sector. After a sharp decline in copper prices in early March 2014 to a four year low, spot copper prices have risen back above $3.00 per pound into April 2014.

We expect the financial performance of our Lead Fabricating segment to remain consistent with recent past quarters. Volume shipments should also be consistent with previous quarters, aided by favorable product mix and stable raw material costs.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

Accounts receivable consist of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $544,000 at March 31, 2014 and $524,000 at December 31, 2013. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or weakness in the steel, metals, or construction industry could require us to increase our reserve for uncollectible accounts and adversely impact our future earnings.

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

At March 31, 2014, four of our reporting units have recorded goodwill. A list of these reporting units and the amount of goodwill remaining in each as of March 31, 2014, is as follows ($ in thousands):

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

At December 31, 2013, the Company performed its annual impairment testing. Based on our DCF analysis as of that date, we determined the computed fair value of our reporting units exceeded their respective carrying values and no impairment charges were required. At March 31, 2014, management believes a significant factor behind the Company’s weak first quarter operating results were due to unusually severe weather conditions in the geographic regions in which the Company operates resulting in selling volumes which were lower than anticipated due to reduced scrap production and disruptions in inbound and outbound material flows due to transportation delays. These factors are deemed to be temporary in nature and have not been determined to be a triggering event warranting an impairment analysis. Weaker demand from export markets which could reduce scrap selling prices and tightening available scrap supplies and its potential for lower profit margins could impact future operating results and lower cash flows. Should these conditions accelerate, goodwill impairment charges to our scrap metal reporting units may be required prior to our 2014 annual year end testing.

Intangible Assets and Other Long-lived Assets

The Company tests finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. Through March 31, 2014, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. Through March 31, 2014, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

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

The following table sets forth information regarding revenues in each segment

	Revenues
	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	($, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (weight in tons)	146.9	$59,122	43.7	143.1	$53,941	39.2
Non-ferrous metals (weight in lbs.)	43,658	58,572	43.4	45,186	65,666	47.7
Other scrap services	—	846	0.6	—	703	0.5

Total Scrap Metal Recycling		118,540	87.7		120,310	87.4
Lead Fabricating (weight in lbs.)	9,889	16,648	12.3	10,608	17,385	12.6

Total Revenue		$135,188	100.0		$137,695	100.0

The following table sets forth information regarding our average selling prices for the past five quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix. Average non-ferrous pricing below excludes the affect of PGM and Minor Metals.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.	Average Lead Price per lb.
March 31, 2014	$402	$0.93	$1.68
December 31, 2013	$375	$0.88	$1.70
September 30, 2013	$366	$0.95	$1.74
June 30, 2013	$368	$0.92	$1.69
March 31, 2013	$377	$0.98	$1.64

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Consolidated net sales decreased by $2.5 million, or 1.8%, to $135.2 million for the three months ended March 31, 2014 compared to consolidated net sales of $137.7 million for the three months ended March 31, 2013. Acquisitions added $302,000 to consolidated net sales for the quarter ended March 31, 2014 and were included in other scrap services. Excluding acquisitions, the Company reported decreases in selling volumes amounting to $2.1 million and mixed average metal selling prices resulting in lower sales of $732,000.

Operating Income

Operating income for the three months ended March 31, 2014 decreased by $2.6 million to a $2.0 million loss for three months ended March 31, 2014 from $611,000 of operating income for the three months ended March 31, 2013. Operating results for three months ended March 31, 2014 were negatively impacted by severe weather conditions for a significant portion of our operations. Reduced scrap production and disruptions in inbound and outbound material flows due to transportation delays resulted in lower than expected selling volumes. Weak export demand for scrap metal and expectations of slower growth in China pressured selling prices for some commodities. Material supply constraints and strong competition in sourcing material also contributed to lower metal margins in our Scrap Metal Recycling segment.

Our Scrap Metal Recycling segment reported a $2.3 million increase in operating loss combined with a $464,000 reduction in operating income in our Lead Fabricating segment. See the Financial Results by Reportable Segment section below for more detailed discussion on factors impacting our results by segment.

Financial and Other Income/(Expense)

Interest expense remained unchanged at $2.3 million for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2013, we recorded a loss of $71,000 for our 40% share of income from our investment in a manufacturer of radiation shielding solutions for the nuclear medicine community. This investment was sold in December 2013 and a corresponding amount for the current period was not incurred.

Other income (expense) for the three months ended March 31, 2013 includes income of $3,000 to adjust financial instruments to their respective fair values. Due to the near term expiration of our put warrants and the extent to which the exercise price exceeds the market price of the Company’s common stock at March 31, 2014, the change in fair value of the put warrants was immaterial for the current period.

Income Taxes

For the three months ended March 31, 2014, the Company recognized income tax benefit of $100,000, resulting in an effective tax rate of 2%. For the three months ended March 31, 2013, the Company recognized an income tax benefit of $524,000, resulting in an effective tax rate of 30%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, require management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. On March 31, 2014, the State of New York enacted significant changes to its Corporate Franchise Tax provisions for taxable years beginning on or after January 1, 2015. As part of the New York tax law reform, companies meeting the definition of a ‘qualified New York manufacturer’ will effectively have a 0% tax rate for corporate income tax. Prior to enactment, the Company had maintained deferred state tax assets consisting primarily of tax credits and loss carryforwards in New York which now have no future economic benefit. As a result, $1,495 in net deferred tax assets were charged to income tax expense for the three months ended March 31, 2014. Our effective rate may also differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include stock-based compensation and certain non-deductible expenses.

Financial Results by Reportable Segment

Scrap Metal Recycling

Due to the many different ferrous and non-ferrous commodities that we buy, process and sell as well the various grades of material within those commodities and the mix of material sold through each of our locations, sales and margin totals can vary.

Ferrous Sales

Ferrous sales increased by $5.2 million, or 9.6%, to $59.1 million for the three months ended March 31, 2014, compared to $53.9 million for the three months ended March 31, 2013. The increase in ferrous sales was attributable to higher average selling prices amounting to $3.7 million and higher volumes sold amounting to $1.5 million. The average selling price for ferrous products was $402 per ton for the three months ended March 31, 2014 compared to $377 per ton for the three months ended March 31, 2013. The highest selling prices and volumes were achieved in January and fell through February and March due to weak export demand. Certain ferrous material destined for overseas by exporters was made available to domestic steel producers and lowered average selling prices. Extreme weather impacted scrap production and transportation as selling volumes decreased throughout the quarterly period and were lower than expected.

Non-Ferrous Sales

Non-ferrous sales decreased by $7.1 million, or 10.8%, to $58.6 million for the three months ended March 31, 2014, compared to $65.7 million for the three months ended March 31, 2013. The decrease in non-ferrous sales was due to lower average selling prices totaling $4.7 million and lower sales volumes amounting to $2.4 million. The average selling price for non-ferrous products was $0.93 per pound for the three months ended March 31, 2014 compared to $0.98 per pound for the three months ended March 31, 2013. Expectations of slower growth in China, a significant consumer of U.S. produced non-ferrous scrap commodities, weighed on selling prices. Non-ferrous volumes also fell due to disruptions in available transportation caused by severe weather as non-ferrous commodities are predominately shipped via truck.

Operating expenses – Scrap Metal Recycling

Operating expenses increased by $859,000, or 0.8%, to $112.3 million for the three months ended March 31, 2014 compared to $111.4 million for the three months ended March 31, 2013. The affect of acquisitions was immaterial for the quarter ended March 31, 2014. The increase in operating expense was primarily due to an increase in the cost of material sold totaling $1.2 million due to material acquired at higher unit costs in the current period and higher freight costs totalling $166,000. Scrap metal margin percent fell 2.1 points from the previous year period. The increase in the cost of purchased metals was offset by a $528,000 decrease in other operating expenses. Changes in the components of operating expense include decreases in wages and benefits of $313,000 due to reduced staff and overtime, vehicle maintenance costs of $144,000, rent and occupancy costs of $86,000 due to the dissolution of the Ithaca joint venture in March 2013 and a reduction in property taxes in Buda, Texas; waste and disposal charges of $82,000 due to lower production; warehouse tools and supplies of $52,000 and other operating expenses totaling $126,000. These items were offset by increases in energy costs of $275,000 due to increases in electric utility and natural gas rates and usage due to exceptionally cold weather.

Selling, General and Administrative – Scrap Metal Recycling

Selling, general, and administrative expenses decreased $180,000, or 5.0%, to $3.4 million, or 2.9% of sales, for the three months ended March 31, 2014, compared to $3.6 million, or 3.0% of sales, for the three months ended March 31, 2013. The affect of acquisitions was immaterial for the quarter ended March 31, 2014. The decrease includes a $143,000 reduction in wages and benefits due to staff reductions, $23,000 in consulting and professional fees, $20,000 in advertising and promotional costs offset by a $6,000 increase in miscellaneous other expenses.

Depreciation and Amortization – Scrap Metal Recycling

Depreciation and amortization remained steady at $4.0 million, or 2.8% of sales, for the three months ended March 31, 2014 compared to $4.0 million, or 2.7% of sales for the three months ended March 31, 2013. Reductions in capital expenditures spending to maintenance levels are expected to keep depreciation charges near current levels.

Lead Fabricating

Lead Fabricating sales decreased by $737,000, or 4.2%, to $16.6 million for the three months ended March 31, 2014 compared to $17.4 million for the three months ended March 31, 2013. The decrease in sales was due to lower volumes sold amounting to $1.2 million and were offset by higher average selling prices amounting to $430,000. The average selling price of our lead fabricated products was approximately $1.68 per pound for the three months ended March 31, 2014, compared to $1.64 per pound for the three months ended March 31, 2013. Sales volume fell to 9.9 million pounds for the three months ended March 31, 2014 compared to 10.6 million pounds for the three months ended March 31, 2013.

Operating expenses – Lead Fabricating

Operating expenses decreased by $408,000, or 2.8%, to $14.2 million for the three months ended March 31, 2014 compared to $14.6 million for the three months ended March 31, 2013. The decrease in operating expense resulted from a $578,000 decrease in the cost of lead sold due primarily to lower sales volumes and a $141,000 reduction in freight costs due to lower volumes shipped and changes in carriers. These items were offset by an increase in other operating expenses of $312,000 which include an increase in wages and benefits of $121,000 due to an increase in headcount, repairs and maintenance costs of $98,000, energy costs of $69,000 due to increases in natural gas prices and other miscellaneous expenses of $24,000.

Selling, General, and Administrative – Lead Fabricating

Selling, general, and administrative expenses increased $42,000, or 4.5%, to $985,000, or 5.9% of sales, for the three months ended March 31, 2014, compared to $943,000, or 5.4% of sales, for the three months ended March 31, 2013. The increases were the result of a $47,000 increase in wages and benefits and were offset by decreases in other expenses of $5,000.

Depreciation and Amortization – Lead Fabricating

Depreciation and amortization decreased to $397,000, or 2.4% of sales, for the three months ended March 31, 2014 compared to $416,000, or 2.4% of sales for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the three months ended March 31, 2014, we generated $10.7 million of cash from operating activities compared to $7.0 million of operating cash generated for the three months ended March 31, 2013. For the three months ended March 31, 2014, the Company’s net loss of $4.2 million was offset by depreciation and amortization of $4.7 million and a $10.2 million increase in working capital components. The increase in non-cash working capital components includes increases in accounts receivable of $1.8 million, due to an increase in sales from the fourth quarter of 2013, and $640,000 in prepaid expenses and other current assets. These items were offset by a $10.2 million decrease in inventory as weather issues delayed material inflows, and a $2.4 million increase to accounts payable and accrued expenses due primarily to timing of payments. For the three months ended March 31, 2013, the Company’s net loss of $1.2 million was offset by depreciation and amortization of $4.7 million, other non-cash items of $527,000 and a $3.0 million increase in non-cash working capital components. The changes in working capital components include increases in accounts receivable of $2.3 million and $1.8 million in prepaid expenses and other current assets were offset by a $5.7 million decrease in inventory and a $1.4 million increase to accounts payable and accrued expenses.

We used $1.7 million in net cash for investing activities for the three months ended March 31, 2014 compared to using net cash of $2.7 million in the three months ended March 31, 2013. During three months ended March 31, 2014, we purchased $2.0 million in property and equipment and offset those purchases with a reduction in other assets of $300. During the three months ended March 31, 2013, we purchased $2.0 million in property and equipment and acquired a scrap metal recycling facility in the Greater Pittsburgh area for $700.

During the three months ended March 31, 2014, we used $11.0 million of net cash for financing activities compared to $5.2 million of net cash used during the three months ended March 31, 2013. For the three months ended March 31, 2014, net payments under our revolving credit facility amounted to $9.3 million and payments on other debt totaled $1.7 million. We also paid $109,000 in debt issue costs. These outflows were offset by $122,000 in new borrowings. For the three months ended March 31, 2013, net payments under our revolving credit facility amounted to $3.3 million and payments on other debt totaled $1.9 million. We also paid $275,000 in debt issue costs to amend our revolving credit facility. These outflows were offset by $279,000 in new borrowings.

Financing and Capitalization

Senior Credit Facilities:

On November 21, 2013, we entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The new six-year agreement consists of senior secured credit facilities in the aggregate amount of $125.0 million, including a $65.0 million revolving line of credit and two term loan facilities totaling $60.0 million. The revolving line of credit provides for revolving loans that, in the aggregate, are not to exceed the lesser of $65.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bear interest at the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 3.00%) plus 2.00% or, at our election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.00% (an aggregate effective rate of 4.12% at March 31, 2014). The term loans bear interest at the Base Rate plus 7.50% or, at our election, the LIBOR-based rate plus 8.50% (an aggregate effective rate of 9.50% at March 31, 2014). We are subject to certain financial covenants, including maximum leverage, maximum capital expenditures and minimum availability, and are restricted from, among other things, paying cash dividends, repurchasing our common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. Obligations under the Financing Agreement are secured by substantially all of our assets. The proceeds of the Financing Agreement were used to retire our revolving credit agreement with JPMorgan Chase Bank, N.A., and to repurchase $36.7 million in outstanding Notes. Outstanding balances under the revolving line of credit and term loans were $38,879 and $35,435, respectively as of March 31, 2014. The remaining availability under the revolving portion of the Financing Agreement will be used for working capital and for general corporate purposes. Subject to the lenders party to the Financing Agreement, the remaining availability under the term portion of the facility will be used to repurchase our Notes, including any that may be put us on June 30, 2014 under the terms of the Notes. At March 31, 2014, availability under the revolving portion of the Financing Agreement was $22.5 million.

At March 31, 2014, we were not in compliance with the Maximum Leverage Ratio covenant prescribed by the Financing Agreement. The lenders party to the Financing Agreement waived such noncompliance. We can provide no assurance that we will return to compliance in forthcoming quarters or that the lenders will continue to waive noncompliance and we are in discussions with our lenders about future covenant requirements. As a result of our noncompliance, availability under the term portion of the Financing Agreement will be subject to the discretion of the lenders and we are uncertain whether we will be able to draw funds under the term portion of the Financing Agreement in order to redeem the Notes if the holders exercise their repurchase right on June 30, 2014.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10.4 million. We used $6.6 million to repay an additional term loan provided under our previous credit agreement. The First Niagara loan is secured by our Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with TPG, we amended the Equipment Finance Agreement with First Niagara and adopted the covenants prescribed by the Financing Agreement. We also modified the maturity and repayment terms. The loan modification increased the required monthly payments from $110,000 to $141,000 and the maturity was shortened to coincide with the maturity of the Financing Agreement in November 2019. The interest rate under the First Niagara loan remains unchanged at 4.77% per annum. We notified First Niagara of our noncompliance with a certain covenant under the Financing Agreement as of March 31, 2014 and First Niagara waived noncompliance. As of March 31, 2014 and December 31, 2013, the outstanding balance under the loan was $8.4 million and $8.7 million, respectively.

Senior Unsecured Convertible Notes Payable:

On April 23, 2008, we entered into a Securities Purchase Agreement with accredited investors (“Note Holders”) which provided for the sale of $100.0 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of our common stock (“Note Shares”). The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain (i) an optional repurchase right exercisable by the Note Holders on June 30, 2014 and the eighth and twelfth anniversaries of the date of issuance of the Notes, whereby each Note Holder will have the right to require the Company to redeem its Note at par and (ii) an optional redemption right exercisable by the Company beginning on June 30, 2011, and ending on June 30, 2014, whereby the Company shall have the option but not the obligation to redeem the Notes at a redemption price equal to 150% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon, limited to 30% of the aggregate principal amount of the Notes as of the issuance date. From July 1, 2014, the Company shall have the option to redeem any or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest thereon.

As of March 31, 2014, the outstanding balance on the Notes was $23.2 million (net of $292,000 in unamortized discount related to the original fair value warrants issued with the Notes). An optional repurchase right exercisable by the Note holders that becomes effective on June 30, 2014 would require the Company to redeem the Notes at par. As described above, we were not in compliance with a certain covenant of the Financing Agreement and the lenders waived noncompliance. No assurance can be given that we will return to compliance in forthcoming quarters or that the lenders will continue to waive noncompliance or that we will be able to draw funds under the term portion of the Financing Agreement in order to redeem the Notes. We intend to work with the Note holders to reach an agreement that will satisfy the holders’ optional repurchase right which may include an extension of their repurchase right, the issuance of new debt or equity or a combination of both. No assurance can be provided that we will be able to reach an agreement or that the terms of a new agreement will be as favorable as the current terms of the Notes. We are also considering financing alternatives to provide for the repurchase of the Convertible Notes prior to or at the time of the put may be exercised. These alternatives may include accessing the capital markets with a new debt or equity offering. No assurance can be given that we will be able to secure the financing necessary to redeem the Convertible Notes. The Notes also contain (i) certain repurchase requirements upon a change of control, (ii) make-whole provisions upon a change of control, (iii) “weighted average” anti-dilution protection, subject to certain exceptions, (iv) an interest make-whole provision in the event that the Note Purchasers are forced to convert their Notes between June 30, 2011 and June 30, 2014 whereby the Note Purchasers would receive the present value (using a 3.5% discount rate) of the interest they would have earned had their Notes so converted been outstanding from such forced conversion date through June 30, 2014, and (v) a debt incurrence test which limits our ability to incur debt under certain circumstances.

Future Capital Requirements

As of March 31, 2014, we had $5.0 million in cash, and availability under the revolver portion of the Financing Agreement of $22.5 million. As of March 31, 2014, our current liabilities totaled $127.0 million. We expect to fund our current working capital needs, interest payments and capital expenditures with cash on hand and cash generated from operations, supplemented by borrowings available under the Financing Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.

Historically, the Company has entered into negotiations with its lenders when it was reasonably concerned about potential breaches and prior to the occurrences of covenant defaults. A breach of any of the covenants contained in lending agreements could result in default under such agreements. In the event of a default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require the Company to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts borrowed by the Company, together with accrued interest, to be due and payable. In the event that this occurs, the Company may be unable to repay all such accelerated indebtedness, which could have a material adverse impact on its financial position and operating performance. We are currently in discussions with the lenders party to the Financing Agreement about future covenant requirements.

At March 31, 2014, the outstanding balance of our Notes was $23.2 million. As a result of our noncompliance under the Financing Agreement, any future availability under the term portion of the Financing Agreement will be subject to the discretion of the lenders party to that agreement. We are uncertain whether we will be able to draw funds under the term portion of the Financing Agreement in order to redeem the Notes if the holders exercise their repurchase right on June 30, 2014. We intend to work with the Note holders to reach an agreement that will satisfy the holders’ optional repurchase right which may include the extension of their repurchase right, the issuance of new debt or equity or a combination of both. No assurance can be provided that we will be able to reach an agreement or that the terms of a new agreement will be as favorable as the current terms of the Notes. We are also considering financing alternatives to provide for the repurchase of the Convertible Notes prior to or at the time of the put may be exercised. These alternatives may include accessing the capital markets with a new debt or equity offering. No assurance can be given that the Company will be able to secure the financing to redeem the Convertible Notes.

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

We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. However, from time to time we may use derivative financial instruments when management feels such hedging activities are beneficial to reducing risk of fluctuating interest rates and commodity prices.

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2014, $74.3 million of our outstanding debt consisted of variable rate borrowings pursuant to the Financing Agreement entered into on November 21, 2013. Borrowings under the Financing Agreement bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings at March 31, 2014 were to equal the average borrowings under our Financing Agreement during a fiscal year, a hypothetical 1% increase or decrease in interest rates would increase or decrease interest expense on our variable borrowings by approximately $159,000 per year due to interest rate floors on our variable rate debt with a corresponding change in cash flows. We have no open interest rate protection agreements as of March 31, 2014.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K for 2013 filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect on the carrying value of our inventories. We have no open commodity price protection agreements as of March 31, 2014.

Foreign currency risk

International sales account for an immaterial amount of our consolidated net revenues and all of our international sales are denominated in U.S. dollars. We also purchase a small percentage of our raw materials from international vendors and these purchases are also denominated in U.S. dollars. Consequently, we do not enter into any foreign currency swaps to mitigate our exposure to fluctuations in currency rates.

Common stock market price risk

We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of March 31, 2014, the change in the Put Warrant liability and related expense for financial instruments fair value adjustments would have been immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. A description of matters in which we are currently involved is set forth at Item 3 of our Annual Report on Form 10-K for 2013.

Item 1A. Risk Factors

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 17, 2014 except for the following.

A portion of our debt is subject to an optional repurchase right exercisable by the holders on June 30, 2014 which, if exercised, would require us to redeem such debt for which we may not have sufficient liquidity.

On November 21, 2013, we entered into a new six-year senior credit facility with revolving and term loan components (the “Financing Agreement”) to replace our former revolving credit facility, to repurchase a significant portion of our outstanding Convertible Notes and to provide liquidity to retire any remaining Convertible Notes. The outstanding Convertible Notes are subject to an optional repurchase right exercisable by the holders that becomes effective on June 30, 2014 which would require us to redeem the Convertible Notes at par. At March 31, 2014, the outstanding balance of the Notes was $23.5 million.

At March 31, 2014, the Company was not in compliance with the Maximum Leverage Ratio covenant under the Financing Agreement and the lenders party to the financing agreement waived noncompliance. No assurance can be given that the Company will return to compliance in forthcoming quarters or that the lenders will continue to waive noncompliance. Availability under the Term portion of the Financing Agreement will be subject to the discretion of the lenders and the Company is uncertain whether it will be able to draw funds under the term portion of the Financing Agreement in order to redeem the Notes but we are in discussions with the lenders about future covenant requirements. We intend to work with Note holders to reach an agreement that will satisfy the holders’ optional repurchase right which may include an extension of their repurchase right, the issuance of new debt or equity or a combination of both. No assurance can be provided that the Company will be able to reach an agreement or that the terms of a new agreement will be as favorable as the current terms of the Notes. The Company is also considering financing alternatives to provide for the repurchase of the Convertible Notes prior to or at the time the redemption right may be exercised. These alternatives may include accessing the capital markets with a new debt or equity offering. No assurance can be given that the Company will be able to secure additional financing to redeem the Convertible Notes.

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

METALICO, INC.
(Registrant)

Date: May 15, 2014	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief
Executive Officer

Date: May 15, 2014	By:	/s/ KEVIN WHALEN
Kevin Whalen
Senior Vice President and Chief
Financial Officer (Principal Financial Officer and Principal Accounting Officer)