Form 10-Q
period 2014-06-30
METALICO INC
filed 2014-08-13
CIK 1048685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of Common stock, par value $.001, outstanding as of August 7, 2014: 48,219,782

METALICO, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2014 and December 31, 2013

	2014	2013
	(Unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$4,784	$7,056
Trade receivables, less allowance for doubtful accounts 2014 — $544; 2013 — $524	67,260	53,417
Inventories	63,769	69,683
Prepaid expenses and other current assets	5,353	5,660
Income taxes receivable	258	2,050
Deferred income taxes	2,507	2,607

Total current assets	143,931	140,473
Property and equipment, net	95,178	98,748
Goodwill	22,443	22,443
Other intangibles, net	30,139	31,450
Other assets, net	7,364	7,899

Total assets	$299,055	$301,013

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of other long-term debt	$120,765	$6,327
Accounts payable	20,484	17,956
Accrued expenses and other current liabilities	4,705	3,845

Total current liabilities	145,954	28,128

Long-Term Liabilities
Senior unsecured convertible notes payable	—	23,172
Other long-term debt, less current maturities	5,188	97,919
Deferred income taxes	2,195	2,295
Accrued expenses and other long-term liabilities	1,250	1,267

Total long-term liabilities	8,633	124,653

Total liabilities	154,587	152,781

Commitments and Contingencies (Note 11)
Equity
Common stock	48	48
Additional paid-in capital	185,690	185,520
Accumulated deficit	(41,636)	(38,017)
Accumulated other comprehensive loss	(372)	(372)

Total Metalico, Inc. and Subsidiaries equity	143,730	147,179
Noncontrolling interest	738	1,053

Total equity	144,468	148,232

Total liabilities and equity	$299,055	$301,013

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2014 and 2013

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)
	($ thousands, except per share data)
Revenue	$142,311	$129,897	$277,499	$267,592

Costs and expenses
Operating expenses	129,296	121,060	255,743	247,056
Selling, general, and administrative expenses	6,059	6,337	12,407	12,940
Depreciation and amortization	4,234	4,459	8,626	8,944

	139,589	131,856	276,776	268,940

Operating income (loss)	2,722	(1,959)	723	(1,348)

Financial and other income (expense)
Interest expense	(2,364)	(2,136)	(4,683)	(4,439)
Equity in loss of unconsolidated investee	—	(49)	—	(120)
Other	21	5	28	12

	(2,343)	(2,180)	(4,655)	(4,547)

Income (loss) before income taxes	379	(4,139)	(3,932)	(5,895)
Provision (benefit) for federal and state income taxes	102	(1,410)	2	(1,934)

Consolidated net income (loss)	277	(2,729)	(3,934)	(3,961)
Net loss (income) attributable to noncontrolling interest	22	(3)	315	50

Net income (loss) attributable to Metalico, Inc.	$299	$(2,732)	$(3,619)	$(3,911)

Earnings (loss) per common share:
Basic	$0.01	$(0.06)	$(0.08)	$(0.08)

Diluted	$0.01	$(0.06)	$(0.08)	$(0.08)

Weighted Average Common Shares Outstanding:
Basic	48,213,051	47,937,871	48,189,759	47,846,120

Diluted	48,213,051	47,937,871	48,189,759	47,846,120

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)
	($ thousands, except per share data)
Net income (loss)	$299	$(2,732)	$(3,619)	$(3,911)
Other comprehensive income (loss), net of tax	—	—	—	—

Comprehensive income (loss)	$299	$(2,732)	$(3,619)	$(3,911)

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014 and 2013

	2014	2013
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(3,934)	$(3,961)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	9,363	9,406
Deferred income tax expense	—	97
Provision for doubtful accounts receivable	26	—
Financial instruments fair value adjustments	—	(3)
Net (gain) loss on sale of property and equipment	(178)	49
Equity in loss of unconsolidated investee	—	120
Compensation expense on restricted stock and stock options issued	179	585
Change in assets and liabilities, net of acquisition:
Trade receivables	(13,869)	2,954
Inventories	5,914	6,243
Income taxes receivable, prepaid expenses and other	2,099	(4,010)
Accounts payable, accrued expenses and other liabilities	3,361	1,379

Net cash provided by operating activities	2,961	12,859

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	307	65
Purchases of property and equipment	(4,052)	(5,239)
Cash paid for business acquisitions, less cash acquired	—	(700)
(Increase) decrease in other assets	131	(1)

Net cash used in investing activities	(3,614)	(5,875)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	2,997	(5,463)
Proceeds from other borrowings	614	1,639
Principal payments on other borrowings	(5,086)	(3,079)
Debt issuance costs paid	(144)	(275)

Net cash used in financing activities	(1,619)	(7,178)

Net decrease in cash	(2,272)	(194)
Cash:
Beginning of period	7,056	5,418

End of period	$4,784	$5,224

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ thousands, except per share data)

(Unaudited)

Note 1 — General

Business

Metalico, Inc. and subsidiaries (the “Company”) operates in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”) and (b) lead metal product fabricating (“Lead Fabricating”). Its operating facilities as of June 30, 2014 include thirty-one scrap metal recycling facilities, including a combined aluminum de-oxidizing plant, and four lead product manufacturing and fabricating plants. The Company markets a majority of its products domestically but maintains several international customers.

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

Liquidity and Risk

The Company expects to fund current working capital needs, interest payments and capital expenditures through the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the current senior credit agreement and potentially available elsewhere, such as vendor financing or other equipment lines of credit. On November 21, 2013, the Company entered into a six-year senior credit facility (as further described below in Note 7, the “Financing Agreement”) with revolving and term loan components to replace its former revolving credit facility, repurchase a significant portion of the Company’s outstanding 7% Convertible Notes (the “Notes”) and provide liquidity to retire any Notes subject to an optional repurchase right effective on June 30, 2014 described below. At June 30, 2014, the outstanding balance of the notes was $23,469. The Company’s ability to draw funds under the Financing Agreement to redeem Convertible Notes was contingent upon its compliance with covenants set forth in the Financing Agreement.

On June 30, 2014, the Company announced an agreement in principle to restructure the principal balance of its outstanding Convertible Notes that would defer the Note holders’ put right to December 31, 2015 using funds made available by its senior lenders pursuant to an amendment under the Financing Agreement and other consideration. Terms of the amendment to the Financing Agreement as subsequently drafted conflicted with the terms agreed upon with the Note holders and an amendment to the Financing Agreement has not been completed.

Under the terms of the Notes the Holders were entitled to deliver notices of redemption on or before June 30, 2014, requiring the Company to redeem the Notes, at par, plus any accrued but unpaid interest through the date of redemption. Such notices were held in abeyance following the agreement in principle announced June 30, 2014, At March 31, 2014 and June 30, 2014, the Company was not in compliance with the Maximum Leverage Ratio covenant under the Financing Agreement. The March 31 noncompliance was waived by the senior lenders but availability under the term portion of the Financing Agreement was made subject to the discretion of the lenders and the Company is currently unable to redeem the Notes. The Company’s inability to redeem the Notes is a default under the terms of the Notes and its failure to redeem the Notes is a default under the terms of the Financing Agreement. As a result of such defaults, on August 4, 2014, the lenders party to the Financing Agreement delivered a Payment Blockage Notice to the Note holders triggering a 210-day standstill period under the Subordination Agreement dated May 1, 2008 between the Company’s senior secured lenders and the holders of its 7% Convertible Notes and their respective successors and assigns. The primary effect of the Payment Blockage Notice is to bar any payments of principal or interest to the Note holders. On August 13, 2014, the Company was informed the lenders were invoking their right to charge interest at the default rate that is 3.0% per annum in excess of the interest rate otherwise payable under the Financing Agreement. The Company continues to negotiate with the Note holders and the senior lenders to reach an agreement that will satisfy the holders’ repurchase right, which may include an extension of such right, the issuance of new debt or equity or a combination of both, or a restructuring of the Company’s debt. Metalico has retained Imperial Capital to advise it in its negotiations and to assist in proposed asset sales, also previously announced, intended to generate proceeds to de-leverage the Company. No assurance can be given that the Company will return to compliance in forthcoming quarters or that the lenders will continue to waive noncompliance. The Company also continues discussion with the senior lenders to amend the Financing Agreement. No assurance can be given that the Company will be able to secure additional financing to redeem the Convertible Notes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

Note 2 — Business Acquisitions

Business acquisition (scrap metal recycling segment): On December 23, 2013, the Company, through its Goodman Services, Inc. subsidiary, acquired substantially all of the operating assets of Furlow’s North East Auto, Inc. an automotive salvage and parts provider in North East, Pennsylvania, in the Greater Erie vicinity. Closing on the real property was completed on March 3, 2014. The Company plans to grow the facility’s salvage car buying capabilities and continue its “pick-and-pull” auto parts business while taking advantage of additional access to scrap metal to feed its shredder in suburban Buffalo, New York. The purchase price was paid using cash provided under the Company’s current credit agreement and notes payable to the sellers. The allocation of the purchase price did not result in any goodwill. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

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

Note 3 — Inventories

Inventories as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Raw materials	$4,032	$5,085
Work-in-process	6,351	6,479
Finished goods	7,501	7,192
Ferrous scrap metal	24,019	27,277
Non-ferrous scrap metal	21,866	23,650

	$63,769	$69,683

Note 4 — Goodwill and Other Intangibles

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. Through the six months ended June 30, 2014, the actual year-to-date operating results of the Company’s Bradford, PA reporting unit differed significantly enough from forecast to determine that impairment to the carrying value of its goodwill was possible. The Company performed an interim goodwill impairment test for its Bradford, PA Scrap Metal Recycling reporting unit at June 30, 2014. Using revised forecasts in a discounted cash flow model, the impairment test indicated the fair value of the reporting unit’s goodwill exceeded its carrying value and no impairment charges were required. Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2014 were as follows:

	Scrap Metal Recycling	Lead Fabrication	Corporate and Other	Consolidated
December 31, 2013	$17,075	$5,368	$—	$22,443
Acquired during the period	—	—	—	—
Impairment charges	—	—	—	—

June 30, 2014	$17,075	$5,368	$—	$22,443

Adverse changes in general economic and market conditions and future volatility in the equity and credit markets could have further impact on the Company’s valuation of its reporting units and may require the Company to assess the carrying value of its remaining goodwill and other intangibles prior to normal annual testing dates.

The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At June 30, 2014, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of June 30, 2014 and December 31, 2013 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount
June 30, 2014
Covenants not-to-compete	$6,514	$(2,477)	$—	$4,037
Trademarks and tradenames	4,875	—	—	4,875
Supplier relationships	35,024	(14,194)	—	20,830
Know-how	397	—	—	397

	$46,810	$(16,671)	$—	$30,139

December 31, 2013
Covenants not-to-compete	$6,514	$(2,188)	$—	$4,326
Trademarks and trade names	5,975	—	(1,100)	4,875
Supplier relationships	40,330	(13,171)	(5,307)	21,852
Know-how	397	—	—	397

	$53,216	$(15,359)	$(6,407)	$31,450

The changes in the net carrying amount of amortizable intangible assets by classifications for the six months ended June 30, 2014 were as follows:

	Covenants Not-to- Compete	Supplier Relationships
Balance, December 31, 2013	$4,326	$21,852
Acquisitions/additions	—	—
Amortization	(289)	(1,022)

Balance, June 30, 2014	$4,037	$20,830

Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2014 was $655 and $1,311, respectively. Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2013 was $802 and $1,605, respectively. Estimated aggregate amortization expense on amortized intangible assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2014	$1,311
2015	2,834
2016	2,828
2017	2,441
2018	1,885
Thereafter	13,569

$24,868

Note 5 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014			December 31, 2013
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental monitoring costs	$63	$761	$824	$109	$761	$870
Payroll and employee benefits	1,667	387	2,054	940	387	1,327
Interest and bank fees	385	—	385	431	—	431
Customer obligations	263	—	263	458	—	458
Other	2,327	102	2,429	1,907	119	2,026

	$4,705	$1,250	$5,955	$3,845	$1,267	$5,112

Note 6 — Stock Options and Stock-Based Compensation

Stock-based compensation expense was $53 and $244 for the three months ended June 30, 2014 and 2013, respectively, and $179 and $585 for the six months ended June 30, 2014 and 2013, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.

The fair value of the stock options granted in the six months ended June 30, 2013 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table and resulted in a weighted average fair value of $0.98 per share. No options were granted during the six months ended June 30, 2014.

Black-Scholes Valuation Assumptions (1)	Six Months Ended June 30, 2013
Weighted average expected life (in years) (2)	5.0
Weighted average expected volatility (3)	81.35%
Weighted average risk free interest rates (4)	1.16%
Expected dividend yield	—

(1)	Forfeitures are estimated based on historical experience.
(2)	The expected life of stock options is estimated based on historical experience.
(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.
(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended June 30, 2014 were as follows:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	1,051,288	$4.00
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(7,300)	$3.38

Options outstanding, end of period	1,043,988	$4.01

Options exercisable, end of period	1,042,432	$4.01

The weighted average remaining contractual term and the aggregate intrinsic value of both options outstanding and options exercisable as of June 30, 2014 was 0.8 years and $0, respectively.

The weighted average fair value for the stock options granted during the six months ended June 30, 2013 was $0.98. The weighted average remaining contractual term and the aggregate intrinsic value of both options outstanding and options exercisable as of June 30, 2013 was 1.2 years and $0, respectively.

There were no stock options exercised during the six months ended June 30, 2014 and 2013.

As of June 30, 2014, total unrecognized stock-based compensation expense related to stock options was $1, which is expected to be recognized over a weighted average period of 1.8 years.

Deferred Stock

Deferred stock awards granted vest and are issued ratably over a three-year period from the date of grant. Changes in the Company’s deferred stock awards for the six months ended June 30, 2014 were as follows:

	Number of Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	303,736	$2.44
Stock awards granted	10,000	$1.84
Stock awards cancelled\forfeited	(900)	$1.55
Stock awards vested and issued	(82,355)	$4.80

Outstanding at end of period	230,481	$1.61

As of June 30, 2014, total unrecognized stock-based compensation expense related to stock awards was $258, which is expected to be recognized over a weighted average period of 1.5 years.

Note 7 — Long-Term Debt

On November 21, 2013, the Company entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The six-year agreement consists of senior secured credit facilities in the aggregate amount of $125,000, including a $65,000 revolving line of credit and two term loan facilities totaling $60,000. The revolving line of credit provides for revolving loans that, in the aggregate, are not to exceed the lesser of $65,000 and a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. Revolving loans bear interest at the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 3.00%) plus 2.00% or, at the Company’s election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.00% (an aggregate effective rate of 4.13% at June 30, 2014). The term loans bear interest at the Base Rate plus 7.50% or, at the Company’s election, the LIBOR-based rate plus 8.50% (an aggregate effective rate of 9.50% at June 30, 2014) and related deferred financing costs are being amortized over the term of the Financing Agreement. The Company is subject to certain financial covenants, including maximum leverage, maximum capital expenditures and minimum availability, and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. The proceeds of the Financing Agreement were used to retire the Company’s revolving credit agreement with JPMorgan Chase Bank, NA, Inc., as agent and other lenders party thereto, and to repurchase $36,741 of the Company’s 7% Convertible Notes ( the “Notes”). Outstanding balances under the revolving line of credit and term loans were $51,214 and $33,405, respectively as of June 30, 2014. The remaining availability under the revolving portion of the Financing Agreement will be used for working capital and for general corporate purposes. At June 30, 2014, availability under the revolving portion of the Financing Agreement was $10,897 but is subject to the lender’s discretion.

At June 30, 2014, the Company was not in compliance with the maximum leverage ratio covenant prescribed by the Financing Agreement. The Company’s failure to redeem its 7% Convertible Notes on June 30, 2014 as described in the next paragraph is a default under the terms of the Financing Agreement. The lenders party to the Financing Agreement have not waived either event of noncompliance. On August 13, 2014, the Company was informed the lenders were invoking their right to charge interest at the default rate that is 3.0% per annum in excess of the interest rate otherwise payable under the Financing Agreement. Availability under the Financing Agreement is subject to the discretion of the lenders. There can be no assurance at this time that the Company will return to compliance in forthcoming quarters or that the lenders will waive noncompliance. Due to this uncertainty, the outstanding balances under the Financing Agreement have been classified as current liabilities.

On or before June 30, 2014, the Company received redemption notices from the holders of its 7% Convertible Notes representing the aggregate principal of $23,469. The redemption notices require the Company to redeem the Notes, at par, plus any accrued but unpaid interest through the date of redemption. Such notices were held in abeyance following the agreement in principle announced June 30, 2014. Availability provided under the Financing Agreement to redeem the Notes has been restricted by the senior lenders due the Company’s noncompliance with the Maximum Leverage Ratio covenant as of March 31, 2014 as prescribed by the Financing Agreement. The Company’s inability to redeem the Notes is a default under the terms of the Notes and its failure to redeem the Notes is a default under the terms of the Financing Agreement. As a result of such defaults, the senior lenders delivered a Payment Blockage Notice to the Note holders on August 4, 2014, triggering a 210-day standstill period under the Subordination Agreement dated May 1, 2008 between the Company’s senior secured lenders and the holders of its 7% Convertible Notes and their respective successors and assigns. The primary effect of the Payment Blockage Notice is to bar any payments of principal or interest to the Note holders. Together with accrued interest, the balance owed to the Note holders as of the date of this filing is $24,087.

The Company is negotiating with the Note holders and the senior lenders to reach an agreement that will satisfy the holders’ repurchase right which may include an extension of such right, the issuance of new debt or equity or a combination of both or a restructuring of the Company’s debt. No assurance can be provided that the Company will be able to reach an agreement with the Note holders or that the terms of a new agreement will be as favorable as the current terms of the Notes or the terms agreed to in principle at June 30, 2014. The Company may also seek new financing alternatives to provide for the redemption of the Notes. These alternatives may include accessing the capital markets with a new debt or equity offering. No assurance can be given that the Company will be able to secure the financing to redeem the Notes.

Listed below are the material debt covenants as prescribed by the Financing Agreement.

Maximum Leverage Ratio — ratio of total debt to trailing four-quarter EBITDA at June 30, 2014 must not exceed covenant:

Covenant	5.50 to 1.00
Actual	6.29 to 1.00

Maximum Leverage Ratios under the Financing Agreement for the next four quarterly periods are as follows:

For the quarterly period ending:	Covenant Ratio
September 30, 2014	5.25 to 1.0
December 31, 2014	5.00 to 1.0
March 31, 2015	4.75 to 1.0
June 30, 2015	4.50 to 1.0

Maximum Consolidated Capital Expenditures — capital expenditures for the six months ended June 30, 2014 must not exceed covenant

Covenant	$6,000
Actual	$4,052

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10,418. The Company used $6,585 to repay a term loan provided under the Company’s previous credit agreement with JPMorgan Chase Bank, NA, Inc., as agent, and other lenders party thereto. The loan is secured by the Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with the TPG lending group, the Company and First Niagara entered into an amendment adopting the covenants prescribed by the Financing Agreement and modifying the maturity and repayment terms. The loan modification shortened the First Niagara maturity to coincide with the maturity of the Financing Agreement in November 2019 and accordingly increased the required monthly payments from $110 to $141. The interest rate under the loan remains unchanged at 4.77% per annum. The Company notified First Niagara of its non-compliance with a certain covenant under the Financing Agreement as of June 30, 2014, which noncompliance has not yet been waived pending the outcome of global negotiations with the Company’s senior secured lenders. As of June 30, 2014 and December 31, 2013, the outstanding balance under the loan was $8,063 and $8,708, respectively. Due to cross defaults, all amounts owed under the loan together with other amounts owed under certain equipment loans due First Niagara have been classified as current liabilities.

Senior Unsecured Notes Payable:

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100,000 of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of the Company’s common stock (“Note Shares”). The Notes are convertible to common stock at all times. The initial and current conversion price of the Notes is $14.00 per share. The Notes bear interest at 7% per annum, payable in cash, and will mature in April 2028. In addition, the Notes contain an optional repurchase right which was exercised by the Note holders on June 30, 2014 requiring the Company to redeem the Notes at par. As described above, availability under the term portion of the Financing Agreement to redeem the Notes was subject to the discretion of the lenders party to the Financing Agreement and the Company is currently unable to redeem the Notes. On June 30, 2014, the Company announced an agreement in principle to restructure the outstanding principal balance of the Notes that would defer the Note holders’ put right to December 31, 2015 using funds made available by its senior lenders pursuant to an amendment under the Financing Agreement. However, proposed terms of the amendment to the Financing Agreement as subsequently drafted conflicted with the terms agreed upon with the Note holders and neither an amendment to the Financing Agreement nor an agreement with the Note holders has been completed.

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

Listed below is the material debt limit as prescribed by the Notes.

Consolidated Funded Indebtedness to trailing twelve month EBITDA must not exceed covenant,

Covenant	3.5 to 1.0
Actual	5.1 to 1.0

The occurrence of a Consolidated Funded Indebtedness ratio in excess of 3.5 to 1.0 is not a default under the Notes. However, until such time as the Consolidated Funded Indebtedness ratio falls below 3.5 to 1.0, the Company will be restricted from directly or indirectly incurring, guaranteeing or assuming any indebtedness other than “Permitted Indebtedness” (as described under the Notes). “Permitted Indebtedness” includes indebtedness under the Financing Agreement, capital leases, equipment notes secured by the underlying equipment leased or purchased, and indebtedness subordinated to the Convertible Notes.

As of June 30, 2014 and December 31, 2013, the outstanding balance on the Notes was $23,182 and $23,172, respectively (net of $287 and $297, respectively, in unamortized discount related to the original fair value of warrants issued with the Notes). Due to repurchase right exercisable by the Note holders that became effective on June 30, 2014, the Notes have been classified as current liabilities. The Company is negotiating with Note holders and its senior lenders to reach an agreement that will satisfy the holders’ repurchase right which may include an extension of such right or the issuance of new debt or equity or a combination of both. Under the proposed agreement with the Note holders, the Company is scheduled to deliver a cash payment of $7,000 and a number of shares of Metalico common stock having a value of $5,000 upon closing of the contemplated transaction. The Company would retire the remainder of the existing Notes by issuing new notes in the aggregate principal amount of the $11,469 balance. The new notes would be paid from proceeds of planned divestiture of non-core assets. Two thirds of the new note balance could be prepaid without penalty if retired by November 30, 2014 and February 28, 2015, respectively, and thereafter would incur an early payment stock premium if paid from proceeds of asset sales and cash premium if paid from sources other than asset sale proceeds. The remaining third could not be called for three years, would be subject to early payment costs determined by sources of payment, and would be convertible into shares of Metalico common stock at any time after issuance at a slight premium to a volume weighted average price of the Company’s common stock determined as of July 1. The other two thirds would become convertible according to a similar formula as of November 30, 2014 and February 28, 2015, respectively. The new notes would mature on July 1, 2024 but may be put by the holders at par on December 31, 2015. The proposed agreement is subject to securing available funding. The Company can provide no assurance that it will be able to secure such funding or that the Note holders will not withdraw their support for the proposed agreement.

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of June 30, 2014, are as follows:

Twelve months ending June 30,:	Amount
2015	$121,053
2016	2,616
2017	1,282
2018	801
2019	250
Thereafter	238

$126,240

Note 8 — Stockholders’ Equity

A reconciliation of the activity in Stockholders’ Equity accounts for the six months ended June 30, 2014 is as follows:

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balance December 31, 2013	$48	$185,520	$(38,017)	$(372)	$1,053	$148,232
Net loss	—	—	(3,619)	—	(315)	(3,934)
Issuance of 73,070 shares of common stock on deferred stock vesting, net of tax withholding repurchase	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	179	—	—	—	179

Balance June 30, 2014	$48	$185,690	$(41,636)	$(372)	$738	$144,468

Stock Purchase Warrants:

In connection with the Notes issued on May 1, 2008, the Company issued 250,000 Put Warrants. The Company also issued 1,169,231 Put Warrants in connection with an issuance of common stock on March 27, 2008. These warrants are free-standing financial instruments which, upon a change in control of the Company, may require the Company to repurchase the warrants at their then-current fair market value. Accordingly, the warrants are accounted for as long-term liabilities and marked-to-market each balance sheet date with a charge or credit to other income in the condensed consolidated statements of operations. The warrants expired on July 17, 2014.

The estimated fair value of warrants outstanding was $0 as of June 30, 2014 and December 31, 2013. The change in fair value of the Put Warrants resulted in income of $0 for the three months ended June 30, 2014 and 2013 and $0 and $3 for the six months ended June 30, 2014 and 2013, respectively.

Accumulated Other Comprehensive Loss:

There were no additions to or reclassifications out of accumulated other comprehensive loss attributable to the Company for the three and six months ended June 30, 2014 and 2013. The components of accumulated other comprehensive loss, net of tax benefit of $256, are as follows:

	June 30, 2014	December 31, 2013
Unrecognized actuarial losses of defined benefit pension plan	$(372)	$(372)

Note 9 — Statements of Cash Flows Information

The following describes the Company’s noncash investing and financing activities:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Issuance of common stock for business acquisitions	$—	$500

The Company paid $4,148 and $3,974 in cash for interest expense in the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, the Company made cash income tax payments of $147 and received cash refunds of $1,939. For the six months ended June 30, 2013, the Company made cash income tax payments of $133 and received cash refunds of $22.

Note 10 — Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of EPS for the three and six months ended June 31, 2014 and 2013.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Net income (loss) attributable to Metalico, Inc	$299	48,213,051	$0.01	$(2,732)	47,937,871	$(0.06)

The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. As of June 30, 2014, there were 1,419,231 warrants, 1,043,988 options, 230,481 deferred shares and 1,676,358 shares issuable upon conversion of Notes excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. As of June 30, 2013, there were 1,419,231 warrants, 1,625,371 options, 422,919 deferred shares and 4,914,990 shares issuable upon conversion of Notes excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Net loss attributable to Metalico, Inc	$(3,619)	48,189,759	$(0.08)	$(3,911)	47,846,120	$(0.08)

As of June 30, 2014, there were 1,419,231 warrants, 1,043,988 options, 230,481 deferred shares and 1,676,358 shares issuable upon conversion of Notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive. As of June 30, 2013, there were 1,419,231 warrants, 1,625,371 options, 422,919 deferred shares and 4,914,990 shares issuable upon conversion of Notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Note 11 — Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of June 30, 2014 and December 31, 2013, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $824 and $870, respectively. No further remediation is anticipated. Of the $824 accrued as of June 30, 2014, $63 is reported as a current liability and the remaining $761 is estimated to be paid as follows: $70 from 2015 through 2017, $75 from 2018 through 2019 and $616 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in College Grove, Tennessee and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company and its subsidiaries are at this time in material compliance with all of their obligations under all pending consent orders in College Grove, Tennessee and the greater Tampa area.

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

Employee Matters

As of June 30, 2014, approximately 8% of the Company’s workforce was covered by collective bargaining agreements at two of the Company’s operating facilities. Forty-five employees located at the Company’s facility in Granite City, Illinois were represented by the United Steelworkers of America and twenty employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. On May 23, 2014, the members of the United Steelworkers ratified a new 3 year contract that expires on March 15, 2017. On June 26, 2014, the members of the Joint Board ratified a new 3 year contract that expires on June 25, 2017.

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 12 — Segment Reporting

The Company has defined two reportable segments: Scrap Metal Recycling and Lead Fabricating. The segments are distinguishable by the nature of their operations and the types of products sold. Corporate and Other includes the cost of providing and maintaining corporate headquarters functions, including salaries, rent, legal, accounting, travel and entertainment expenses, depreciation, utility costs, outside services and interest cost other than direct equipment financing and income (loss) from equity investments. Listed below is financial data for the three and six months ended June 30, 2014 and 2013 for these segments:

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
	For the three months ended June 30, 2014
Revenues from external customers	$125,865	$16,446	$—	$142,311
Operating income (loss)	2,195	657	(130)	2,722

	For the three months ended June 30, 2013
Revenues from external customers	$110,206	$19,691	$—	$129,897
Operating (loss) income	(3,299)	1,246	94	(1,959)

	Scrap Metal Recycling	Lead Fabricating	Corporate and Other	Consolidated
	As of and for the six months ended June 30, 2014
Revenues from external customers	$244,405	$33,094	$—	$277,499
Operating (loss) income	(788)	1,526	(15)	723
Total assets	245,511	42,859	10,685	299,055

	As of and for the six months ended June 30, 2013
Revenues from external customers	$230,516	$37,076	$—	$267,592
Operating (loss) income	(3,986)	2,579	59	(1,348)
Total assets	290,115	42,155	10,930	343,200

Note 13 — Income Taxes

The Company files income tax returns in the federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2009. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three months ended June 30, 2014 and 2013 was 27% and 34%, respectively. The Company’s effective income tax rate for the six months ended June 30, 2014 and 2013 was 0% and 33%, respectively. On March 31, 2014, the State of New York enacted significant changes to its Corporate Franchise Tax provisions for taxable years beginning on or after January 1, 2015. As part of the New York tax law reform, companies meeting the definition of a ‘qualified New York manufacturer’ will effectively have a 0% tax rate for corporate income tax. Prior to enactment, the Company had maintained deferred state tax assets consisting primarily of tax credits and loss carryforwards in New York which now have no future economic benefit. As a result, $1,495 in net deferred tax assets were charged to income tax expense during the six months ended June 30, 2014. The Company’s effective rate may also differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include stock-based compensation and certain other non-deductible expenses.

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

Notes payable and long-term debt: The carrying value of notes payable and long-term debt reported in the accompanying condensed consolidated balance sheets approximates fair value as substantially all of this debt bears interest based on prevailing market rates currently available.

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

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants: Due to the near term expiration of the outstanding warrants on July 17, 2014 and the amount by which the exercise price of the warrants exceeds the current market price of the Company’s common stock, the fair value of the Put Warrant liability at June 30, 2014 and December 31, 2013 is $0. An increase or decrease in the market price of the Company’s common stock has a corresponding effect on the fair value of this liability.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
	Put Warrants	Put Warrants
Beginning balance	$—	$—
Total unrealized (gains) losses included in earnings	—	—

Ending balance	$—	$—

The amount of gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	Put Warrants	Put Warrants
Beginning balance	$—	$3
Total unrealized gains included in earnings	—	(3)

Ending balance	$—	$—

The amount of (gain) loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$—	$(3)

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

General

We operate in two distinct business segments: (a) scrap metal recycling (“Scrap Metal Recycling”), and (b) lead metal product fabricating (“Lead Fabricating”). Our operating facilities as of June 30, 2014 included thirty-one scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, Olean, Syracuse and Jamestown, New York; Akron, Youngstown and Warren, Ohio: Elizabeth, New Jersey; Buda, Texas; Gulfport, Mississippi; Pittsburgh, Brownsville, Sharon, Conway, West Chester, Quarryville, Warren and Bradford, Pennsylvania; and Colliers, West Virginia; an aluminum de-ox plant co-located with our scrap yard in Syracuse, New York; and four lead product manufacturing and fabricating plants located in Birmingham, Alabama; Healdsburg and Ontario, California; and Granite City, Illinois. The Company markets a majority of its products on a national basis but maintains several international customers.

Overview of Quarterly Results

The following items represent a summary of financial information for the three months ended June 30, 2014 compared with the three months ended June 30, 2013:

•	Sales increased to $142.3 million, compared to $129.9 million.

•	Operating income increased to $2.7 million, compared to an operating loss of $2.0 million.

•	Net income of $299,000, compared to a net loss of $2.7 million.

•	Net income of $0.01 per diluted share, compared to a net loss of $0.06 per diluted share.

The following items represent a summary of financial information for the six months ended June 30, 2014 compared with the six months ended June 30, 2013:

•	Sales increased to $277.5 million, compared to $267.6 million.

•	Operating income increased to $723,000, compared to operating loss of $1.3 million.

•	Net loss of $3.6 million, compared to a net loss of $3.9 million.

•	Net loss of $0.08 per diluted share, compared to a net loss of $0.08 per diluted share.

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

Export demand for ferrous scrap, particularly off the east coast of the U.S. to Turkey has modestly recovered from first quarter levels. Higher export prices have drawn ferrous scrap tonnage out of U.S. domestic markets and provided pricing stability. US domestic steel production remains strong with a capacity utilization rate hovering around 76%. Little change is expected in the coming months to both scrap demand and pricing. Scrap availability has improved modestly with the onset of improved weather; however, significant competition for scrap supply is expected to continue in the months ahead.

Pricing for non-ferrous metals have firmed into the second quarter as expectations of global growth rates have increased. Auto manufacturers have introduced plans to increase the use of aluminum in vehicle production and we expect selling prices for aluminum to remain firm due to the strong demand from the automotive sector. Increases in economic growth forecasts have also supported copper pricing. After a sharp decline in copper prices in early March 2014 to a four year low to around $2.92 per pound, spot copper prices have risen back above $3.20 per pound into July 2014.

We expect the financial performance of our Lead Fabricating segment to reflect seasonal weakness in the latter half of the year. Selling volumes of lead shot may increase with an improvement in cartridge component availability. Favorable product mix that includes higher margin value added products and custom projects will help to counter traditional seasonal weakness in the months ahead.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

Accounts receivable consist of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $544,000 at June 30, 2014 and $524,000 at December 31, 2013. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

Management believes a significant factor behind the Company’s weak first quarter operating results were temporary resulting from unusually severe weather conditions producing lower than anticipated selling volumes due to reduced scrap production and disruptions in inbound and outbound material flows due to transportation delays. In the three months ended June 30, 2014, better weather, improvements in transportation as well as increased scrap material flows from improving economic activity resulted in higher scrap metal volumes processed and sold. However, through the six months ended June 30, 2014, the actual year-to-date operating results of our Bradford, PA reporting unit differed significantly enough from forecast to determine that impairment to the carrying value of its goodwill was possible and we performed an interim goodwill impairment test for our Bradford, PA Scrap Metal Recycling reporting unit at June 30, 2014. Based on management’s assessment of future operating results for our Bradford, PA reporting unit, we have determined the fair value of this reporting unit, calculated using discounted cash flow analyses as more fully described below, still exceeded its carrying value as of June 30, 2014 and did not result in an impairment charge.

At June 30, 2014, four of our reporting units have recorded goodwill. A list of these reporting units and the amount of goodwill remaining in each as of June 30, 2014, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded
Lead Fabricating	$5,369
New York State Scrap Recycling	10,966
Bradford, PA Scrap Recycling	3,943
New Jersey PGM Recycling	2,165

Total	$22,443

In determining the carrying value of each reporting unit, where appropriate, management allocates net deferred taxes and certain corporate maintained liabilities specifically allocable to each reporting unit to the net operating assets of each reporting unit. The carrying amount is further reduced by impairment charges, if any, made to other long-lived assets of a reporting unit.

Since market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the estimated fair values of the reporting units. We use a discounted cash flow (“DCF”) model of a five-year forecast with terminal values to estimate the current fair value of our reporting units when testing for impairment. The terminal value captures the value of a reporting unit beyond the projection period in a DCF analysis representing growth in perpetuity, and is the present value of all subsequent cash flows.

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

For our June 30, 2014 interim analysis, we reduced the expected cash flow of our Bradford, PA Scrap Metal reporting unit by 17% over a five-year forecast period. Using the build-up method under the Modified Capital Asset Pricing (“CAPM”) model, we arrived at a discount rate of 12.96%. The inputs used in calculating the WACC as of June 30, 2014 include a) an after tax cost of Baa-rated debt based on Moody’s Seasoned Corporate Bond Yields of 4.8%, b) a 19.5% required return on equity and c) a weighting of the prior components equal to 40% for debt and 60% for equity based on an average of capital structure ratios of market participants in our industry. The 19.5% required return on equity is based on the following inputs: (a) a 3.08% risk free return rate of a 20 year U.S. Treasury note as of June 30, 2014, (b) a beta-adjusted equity risk premium of 8.94% based on guideline U.S. public company common stocks, (c) a small company risk premium of 5.99% and (d) a Metalico-specific risk premium of 1.50%. The step 1 impairment analysis resulted in a fair value of $102,000, or 0.9%, in excess of its carrying value and no impairment charges were required.

At December 31, 2013, the Company performed its annual impairment testing. Based on our DCF analysis as of that date, we determined the computed fair value of our reporting units exceeded their respective carrying values and no impairment charges were required. Falling demand from export markets or other factors could reduce scrap selling prices. Tight available scrap supplies competitive buying pressures and their potential for lower profit margins could impact future operating results and lower cash flows. Should these conditions accelerate, goodwill impairment charges to our scrap metal reporting units may be required prior to or upon our 2014 annual year end testing.

Intangible Assets and Other Long-lived Assets

The Company tests finite-lived intangible assets (amortizable) and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. Through June 30, 2014, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. Through June 30, 2014, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

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

The following table sets forth information regarding revenues in each segment

	Revenues
	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013			Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	($s, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	148.4	$57,557	40.4	136.2	$50,051	38.5	295.3	$116,678	42.0	279.3	$103,991	38.9
Non-ferrous metals (lbs.)	56,596	67,152	47.2	44,312	59,085	45.5	100,253	125,724	45.3	89,497	124,751	46.6
Other	—	1,156	0.8	—	1,070	0.8	—	2,003	0.8	—	1,774	0.6

Total Scrap Metal Recycling		125,865	88.4		110,206	84.8		244,405	88.1		230,516	86.1
Lead Fabricating (lbs.)	9,274	16,446	11.6	11,658	19,691	15.2	19,163	33,094	11.9	22,265	37,076	13.9

Total Revenue		$142,311	100.0		$129,897	100.0		$277,499	100.0		$267,592	100.0

The following table sets forth information regarding our average selling prices for the past six quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix. Average non-ferrous pricing below excludes the affect of PGM and Minor Metals.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.	Average Lead Price per lb.
June 30, 2014	$388	$0.88	$1.77
March 31, 2014	$402	$0.93	$1.68
December 31, 2013	$375	$0.88	$1.70
September 30, 2013	$366	$0.95	$1.74
June 30, 2013	$368	$0.92	$1.69
March 31, 2013	$377	$0.98	$1.64

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Consolidated net sales increased by $12.4 million, or 9.5%, to $142.3 million for the three months ended June 30, 2014 compared to consolidated net sales of $129.9 million for the three months ended June 30, 2013. Acquisitions added $278,000 to consolidated net sales for the three months ended June 30, 2014 and were included in other scrap services. Excluding acquisitions, the Company reported increases in selling volumes amounting to $16.7 million and mixed average metal selling prices resulting in lower sales of $4.6 million.

Operating Income (Loss)

Operating income for the three months ended June 30, 2014 increased by $4.7 million to $2.7 million for three months ended June 30, 2014 compared to an operating loss of $2.0 million for the three months ended June 30, 2013.

Our Scrap Metal Recycling segment reported operating income of $2.2 million for the three months ended June 30, 2014, a $5.5 million increase from an operating loss of $3.3 million for the three months ended June 30, 2013. Our Lead Fabricating segment reported operating income of $657,000 for the three months ended June 30, 2014, a $589,000 decrease from operating income of $1.2 million for the three months ended June 30, 2013. See the Financial Results by Reportable Segment section below for more detailed discussion on factors impacting our results by segment.

Financial and Other Income (Expense)

Interest expense increased by $228,000 to $2.4 million for the three months ended June 30, 2014 compared to $2.1 million for the three months ended June 30, 2013, due primarily to higher average outstanding debt balances.

For the three months ended June 30, 2013, the Company recorded a loss of $49,000 for the Company’s 40% share of loss from its investment in a manufacturer of radiation shielding solutions for the nuclear medicine community. The investment was sold in December of 2013 and has no corresponding amount for the current year period.

Income Taxes

For the three months ended June 30, 2014, the Company recognized income tax expense of $102,000, resulting in an effective tax rate of 27%. For the three months ended June 30, 2013, the Company recognized income tax benefit of $1.4 million, resulting in an effective tax rate of 34%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Our effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock-based compensation and certain non-deductible expenses.

Financial Results by Reportable Segment

Scrap Metal Recycling

Due to the many different ferrous and non-ferrous commodities that we buy, process and sell as well the various grades of material within those commodities and the mix of material sold through each of our locations, sales and margin totals can vary.

Ferrous Sales

Ferrous sales increased by $7.5 million, or 15.0%, to $57.6 million for the three months ended June 30, 2014, compared to $50.1 million for the three months ended June 30, 2013. The increase in ferrous sales was attributable to higher average selling prices amounting to $3.0 million and higher volumes sold amounting to $4.5 million. The average selling price for ferrous products was $388 per ton for the three months ended June 30, 2014 compared to $368 per ton for the three months ended June 30, 2013.

Non-Ferrous Sales

Non-ferrous sales increased by $8.1 million, or 13.7%, to $67.2 million for the three months ended June 30, 2014, compared to $59.1 million for the three months ended June 30, 2013. The increase in non-ferrous sales was due to higher volumes sold totaling $16.2 million but was offset by lower average selling prices amounting to $8.1 million. The most significant volume increases came from Zorba, a non-ferrous by product of the auto shredding process, and aluminum De-ox. The average selling price for non-ferrous products, excluding the effect of PGM and Minor Metals, was $0.88 per pound for the three months ended June 30, 2014 compared to $0.92 per pound for the three months ended June 30, 2013.

Operating Expenses — Scrap Metal Recycling

Operating expenses increased by $10.8 million, or 10.4%, to $115.0 million for the three months ended June 30, 2014 compared to $104.2 million for the three months ended June 30, 2013. The affect of acquisitions was immaterial for the quarter ended June 30, 2014. The increase in operating expense was primarily due to an increase in the cost of material sold totaling $9.8 million consisting of higher volume of material purchased totaling $16.9 million and offset by lower per unit costs in the current period amounting to $7.1 million. Scrap metal margin percent increased 2.6 basis points from the previous year period. Other operating expenses also increased by $845,000. Changes in the components of other operating expense include an increase in wages and benefits of $526,000 due to increased staff and overtime, increased energy costs of $227,000 due to increased production, particularly natural gas for aluminum De-ox production, and a net increase in other miscellaneous operating expenses totaling $92,000.

Selling, General, and Administrative — Scrap Metal Recycling

Selling, general, and administrative expenses increased $80,000, or 5.0%, to $3.5 million, or 2.8% of Scrap Metal Recycling sales, for the three months ended June 30, 2014, compared to $3.4 million, or 3.1% of Scrap Metal Recycling sales, for the three months ended June 30, 2013. The affect of acquisitions was immaterial for the quarter ended June 30, 2014. The increase was comprised of higher wage and benefit costs of $82,000 due to staff pay increases and higher benefit costs, an increase in advertising and promotional costs of $51,000 to increase scrap material inflows and an increase in other miscellaneous expenses of $31,000. These items were offset by an $84,000 decrease in professional fees due primarily to legal costs related to a customer bankruptcy incurred in the previous year.

Depreciation and Amortization — Scrap Metal Recycling

Depreciation and amortization decreased by $176,000 to $3.8 million, or 2.6% of Scrap Metal Recycling sales, for the three months ended June 30, 2014 compared to $4.0 million, or 2.9% of Scrap Metal Recycling sales for the three months ended June 30, 2013. The reduction reflects lower levels of property and equipment in the three months ended June 30, 2014 offsetting depreciation expense.

Lead Fabricating

Lead Fabricating sales decreased by $3.3 million, or 16.8%, to $16.4 million for the three months ended June 30, 2014 compared to $19.7 million for the three months ended June 30, 2013. The decrease in sales was due to lower volume sold amounting to $4.0 million and was offset by higher average selling prices totaling $773,000. The average selling price of our lead fabricated products was $1.77 per pound for the three months ended June 30, 2014, compared to $1.69 per pound for the three months ended June 30, 2013. Sales volume decreased to 9.3 million pounds for the three months ended June 30, 2014 from 11.7 million pounds for the three months ended June 30, 2013, a decrease of 20.5%. Lead shot sales to our primary consumer base, reloaders, have been constrained due to a shortage in black powder, a key component in cartridges. We expect the black powder shortage to improve in the coming months as new production capacity comes on line.

Operating expenses — Lead Fabricating

Operating expenses decreased by $2.6 million, or 15.4%, to $14.3 million for the three months ended June 30, 2014 compared to $16.9 million for the three months ended June 30, 2013. The decrease in operating expense resulted from a $2.7 million decrease in the cost of lead sold. The lower cost of lead is due nearly all to lower sales volumes as the cost per pound fell slightly, by $0.01 per pound. Lead product margins increased by 3.6 basis points due to product mix. The lower cost of lead sold was offset by an increase in other operating expenses of $42,000. Changes in other operating expenses include an increase in wages and benefits of $34,000 due to an increase in headcount, energy costs of $59,000 due to increases in natural gas prices, repairs and maintenance costs of $46,000 and other miscellaneous expenses of $10,000. These items were offset by $108,000 reduction in production and fabricating supplies due to lower production volume.

Selling, General, and Administrative — Lead Fabricating

Selling, general and administrative expenses in our Lead Fabricating segment decreased by $21,000 to $1.0 million for the three months ended June 30, 2014, compared to $1.0 million for the three months ended June 30, 2013. The changes in component expenses of selling, general and administrative costs include higher travel costs of $22,000 due to an increase in trade show attendance and international travel and other miscellaneous expenses totaling $37,000. These were offset by a $38,000 reduction in professional fees due to a change in actuaries used for the union defined benefit pension plan.

Depreciation and Amortization — Lead Fabricating

Depreciation and amortization expenses in our Lead Fabricating segment decreased by $10,000 to $397,000 for the three months ended June 30, 2014, compared to $407,000 for the three months ended June 30, 2013. We expect depreciation and amortization expense to remain relatively stable in the next year as the Company adheres to a lower maintenance capital expenditure budget.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Consolidated net sales increased by $9.9 million, or 3.7%, to $277.5 million for the six months ended June 30, 2014 compared to consolidated net sales of $267.6 million for the six months ended June 30, 2013. Acquisitions added $580,000 to consolidated net sales for the six months ended June 30, 2014 and were included in other scrap services. Excluding acquisitions, sales increased by $9.3 million. The Company reported increases in selling volumes amounting to $15.4 million which was offset by a decrease in average metal selling prices representing $6.1 million.

Operating Income (Loss)

Operating income for the six months ended June 30, 2014 increased by $2.1 million to $723,000 compared to an operating loss of $1.3 million for the six months ended June 30, 2013.

Our Scrap Metal Recycling segment reported an operating loss of $788,000 for the six months ended June 30, 2014, a $3.2 million improvement from an operating loss of $4.0 million for the six months ended June 30, 2013. Our Lead Fabricating segment reported operating income of $1.5 million for the six months ended June 30, 2014, a $1.0 million decrease from operating income of $2.5 million for the six months ended June 30, 2013. See the Financial Results by Reportable Segment section below for more detailed discussion on factors impacting our results by segment.

Financial and Other Income (Expense)

Interest expense was $4.7 million, or 1.7% of sales, for the six months ended June 30, 2014 compared to $4.4 million, or 1.7% of sales, for the six months ended June 30, 2013. The $244,000 increase in interest expense was due primarily to higher average outstanding debt balances.

For the six months ended June 30, 2013, the Company recorded a loss of $120,000 for the Company’s 40% share of loss from its investment in a manufacturer of radiation shielding solutions for the nuclear medicine community. The investment was sold in December 2013 and has no corresponding amount for the current year period.

Income Taxes

For the six months ended June 30, 2014, the Company recognized income tax expense of $2,000, resulting in an effective tax rate of 0%. For the six months ended June 30, 2013, the Company recognized an income tax benefit of $1.9 million, resulting in an effective tax rate of 33%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. On March 31, 2014, the State of New York enacted significant changes to its Corporate Franchise Tax provisions for taxable years beginning on or after January 1, 2015. As part of the New York tax law reform, companies meeting the definition of a ‘qualified New York manufacturer’ will effectively have a 0% tax rate for corporate income tax. Prior to enactment, the Company had maintained deferred state tax assets consisting primarily of tax credits and loss carryforwards in New York which now have no future economic benefit. As a result, $1,495 in net deferred tax assets were charged to income tax expense for the six months ended June 30, 2014. Our effective rate may also differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include stock-based compensation and certain non-deductible expenses.

Scrap Metal Recycling

Ferrous Sales

Ferrous sales increased by $12.7 million, or 12.2%, to $116.7 million for the six months ended June 30, 2014, compared to $104.0 million for the six months ended June 30, 2013. The increase was attributable to higher volume sold of 16,000 tons, or 5.7%, amounting to $5.9 million and higher average selling prices totaling $6.8 million. The average selling price for ferrous products was approximately $395 per ton for the six months ended June 30, 2014 compared to $372 per ton for the six months ended June 30, 2013, an increase of 6.2%.

Non-Ferrous Sales

Non-ferrous sales increased by $973,000, or 0.8%, to $125.7 million for the six months ended June 30, 2014, compared to $124.8 million for the six months ended June 30, 2013. The increase in non-ferrous sales was due to higher sales volumes amounting to $14.6 million but was offset by lower average selling prices totaling $13.6 million. The average selling price for non-ferrous products, excluding the effect of PGM and Minor Metals was $0.90 per pound for the six months ended June 30, 2014 compared to $0.95 per pound for the six months ended June 30, 2013, a decrease of 5.3%.

Operating Expenses — Scrap Metal Recycling

Operating expenses increased by $11.7 million, or 5.4%, to $227.3 million for the six months ended June 30, 2014 compared to $215.6 million for the six months ended June 30, 2013. The affect of acquisitions was immaterial for the six months ended June 30, 2014. The increase in operating expense was primarily due to an increase in the cost of material sold totaling $11.4 million and an increase in other operating expenses totaling $316,000. The increase in the cost of material sold was due primarily to a higher volume of material acquired totaling $16.5 million and was offset by lower per unit costs in the current period amounting to $6.0 million. Increased freight charges of $304,000 and capitalized overhead costs of $591,000 also contributed to the increase. Scrap metal margin percentage increased 0.3 basis points from the previous year period. The $316,000 increase in other operating expense include an increase in wages and benefits of $219,000 due to increased staff and overtime, increased energy costs of $502,000 due to combination of factors including increases in electric utility and natural gas rates, usage due to exceptionally cold weather in the first quarter of 2014, increased production, particularly natural gas for aluminum De-ox production. These items were offset by reductions in rent and occupancy costs of $126,000 due to the dissolution of the Ithaca joint venture in March 2013 and a reduction in property taxes in Buda, Texas; $110,000 reduction in repairs and maintenance costs due to expense incurred in the previous year period for repairs to the De-ox smelter in Syracuse, New York and a net decrease in other miscellaneous operating expenses of $169,000.

Selling, General, and Administrative — Scrap Metal Recycling

Selling, general, and administrative expenses decreased $101,000, or 1.4%, to $7.0 million, or 2.8% of Scrap Metal Recycling sales, for the six months ended June 30, 2014, compared to $7.1 million, or 3.1% of Scrap Metal Recycling sales, for the six months ended June 30, 2013. The affect of acquisitions was immaterial for the six months ended June 30, 2014. The decrease was comprised of lower wage and benefit costs of $61,000 and a $108,000 decrease in professional fees due primarily to legal costs related to a customer bankruptcy incurred in the previous year. These items were offset by a net increase in other miscellaneous expenses of $68,000.

Depreciation and Amortization — Scrap Metal Recycling

Depreciation and amortization decreased by $210,000 to $7.8 million, or 2.7% of Scrap Metal Recycling sales, for the six months ended June 30, 2014 compared to $8.0 million, or 2.8% of Scrap Metal Recycling sales for the six months ended June 30, 2013. The reduction lower levels of property and equipment in the six months ended June 30, 2014 offsetting depreciation expense.

Lead Fabricating

Lead Fabricating sales decreased by $4.0 million, or 10.8%, to $33.1 million for the six months ended June 30, 2014 compared to $37.1 million for the six months ended June 30, 2013. The decrease in sales was due to lower volume sold totaling $5.1 million but was offset by higher average selling prices amounting to $1.1 million. Selling volumes of lead shot have been negatively impacted by lower priced shot imported from Turkey. The average selling price of our fabricated lead products was $1.73 per pound for the six months ended June 30, 2014, compared to $1.67 per pound for the six months ended June 30, 2013. Sales volume decreased to 19.2 million pounds for the six months ended June 30, 2014 from 22.3 million pounds for the six months ended June 30, 2013, a decrease of 13.9%. Lead shot sales to our primary consumer base, reloaders, have been constrained due to a shortage in black powder, a key component in cartridges. We expect the black powder shortage to improve in the coming months as new production capacity comes on line.

Operating expenses — Lead Fabricating

Operating expenses decreased by $3.0 million, or 9.6%, to $28.4 million for the six months ended June 30, 2014 compared to $31.4 million for the six months ended June 30, 2013. The decrease in operating expense resulted from a $3.4 million decrease in the cost of lead sold. The lower cost of lead is primarily due to lower sales volume as the purchase price per pound increased slightly, by $0.02 per pound. Lead product margins increased by 1.2 basis points due to product mix. The lower cost of lead sold was offset by a $354,000 increase in other operating expenses. Changes in other operating expenses include an increase in wages and benefits of $154,000 due to an increase in headcount; energy costs of $128,000 due to increases in natural gas prices and repairs and maintenance costs of $144,000 and other miscellaneous expenses of $33,000. These items were offset by $106,000 reduction in production and fabricating supplies due to lower production volume.

Selling, General, and Administrative — Lead Fabricating

Selling, general and administrative expenses in our Lead Fabricating segment increased by $64,000 to $2.0 million for the six months ended June 30, 2014, compared to $1.9 million for the six months ended June 30, 2013. The changes in component expenses of selling, general and administrative costs include a $47,000 increase in wages and benefits and higher travel costs of $15,000 due to an increase in trade show attendance and international travel and other miscellaneous expenses totaling $40,000. These were offset by a $38,000 reduction in professional fees due to a change in actuaries used for the union defined benefit pension plan.

Depreciation and Amortization — Lead Fabricating

Depreciation and amortization expenses in our Lead Fabricating segment decreased by $29,000 to $794,000 for the six months ended June 30, 2014, compared to $823,000 for the six months ended June 30, 2013. We expect depreciation and amortization expense to remain relatively stable in the next year as the Company adheres to a lower maintenance capital expenditure budget.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the six months ended June 30, 2014, we generated $3.0 million of cash from operating activities compared to $12.9 million of operating cash generated for the six months ended June 30, 2013. For the six months ended June 30, 2014, the Company’s net loss of $3.9 million and a $2.5 million change in working capital components were offset by depreciation and amortization expense of $9.4 million. The changes in working capital components include an increase in accounts receivable of $13.9 million due to increased sales. This was offset by a $5.9 million decrease to inventory also due to the increase in sales, a $3.4 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities and a $2.1 million decrease to prepaid expenses and other current assets due primarily to timing. For the six months ended June 30, 2013, depreciation and amortization expense of $9.4 million; other net noncash items of $848,000 and a $6.6 million change in working capital components were offset by the Company’s net loss of $4.0 million. The changes in working capital components include a decrease in accounts receivable of $3.0 million due to collections exceeding sales, a $6.2 million decrease to inventory and a $1.4 million increase to accounts payable, accrued expenses, income taxes payable and other liabilities. These items were offset by a $4.0 million increase to prepaid expenses and other current assets due primarily to timing.

We used $3.6 million in net cash for investing activities for the six months ended June 30, 2014 compared to using net cash of $5.9 million in the six months ended June 30, 2013. For the six months ended June 30, 2014, we purchased $4.1 million in equipment and received $307,000 in proceeds on the disposal of property. For the six months ended June 30, 2013, we purchased $5.2 million in equipment and capital improvements and paid $700,000 to acquire a business.

During the six months ended June 30, 2014, we used $1.6 million of net cash from financing activities compared to $7.2 million of net cash used for the six months ended June 30, 2013. For the six months ended June 30, 2014, we increased borrowings on our revolving credit facility by $3.0 million to finance the increase in accounts receivable and borrowed $614,000 to purchase new equipment. These borrowings proceeds were offset by other debt repayments of $5.1 million and the payment of $144,000 in debt issuance costs. For the six months ended June 30, 2013, total new borrowings were $1.6 million. These borrowings proceeds were offset by other debt repayments of $3.1 million, the payment of $275,000 in debt issuance costs related to credit facility amendment with JPMChase and $5.5 million in net repayments of our revolving credit facility.

Financing and Capitalization

Senior Credit Facilities:

On November 21, 2013, we entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The six-year agreement consists of senior secured credit facilities in the aggregate amount of $125.0 million, including a $65.0 million revolving line of credit and two term loan facilities totaling $60.0 million. The revolving line of credit provides for revolving loans that, in the aggregate, are not to exceed the lesser of $65.0 million or a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory and bear interest at the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 3.00%) plus 2.00% or, at our election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.00% (an aggregate effective rate of 4.13% at June 30, 2014). The term loans bear interest at the Base Rate plus 7.50% or, at our election, the LIBOR-based rate plus 8.50% (an aggregate effective rate of 9.50% at June 30, 2014). We are subject to certain financial covenants, including maximum leverage, maximum capital expenditures and minimum availability, and are restricted from, among other things, paying cash dividends, repurchasing our common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. Obligations under the Financing Agreement are secured by substantially all of our assets. The proceeds of the Financing Agreement were used to retire our revolving credit agreement with JPMorgan Chase Bank, N.A., and to repurchase $36.7 million in outstanding Notes. Outstanding balances under the revolving line of credit and term loans were $51.2 million and $33.4 million, respectively as of June 30, 2014. The remaining availability under the revolving portion of the Financing Agreement is used for working capital and for general corporate purposes. At June 30, 2014, availability under the revolving portion of the Financing Agreement was $10.9 million but is subject to the lender’s discretion.

Under the terms of the Notes the Holders were entitled to deliver notices of redemption on or before June 30, 2014, requiring the Company to redeem the Notes, at par, plus any accrued but unpaid interest through the date of redemption. Such notices were held in abeyance following the agreement in principle announced June 30, 2014. At March 31, 2014 and June 30, 2014, we were not in compliance with the Maximum Leverage Ratio covenant under the Financing Agreement. The March 31 noncompliance was waived by the senior lenders but availability under the term portion of the Financing Agreement was made subject to the discretion of the lenders and we are currently unable to redeem the Notes. Our inability to redeem the Notes is a default under the terms of the Notes and our failure to redeem the Notes is a default under the terms of the Financing Agreement. As a result of such defaults, on August 4, 2014, the lenders party to the Financing Agreement delivered a Payment Blockage Notice to the Note holders triggering a 210-day standstill period under the Subordination Agreement dated May 1, 2008 between our senior secured lenders and the holders of our 7% Convertible Notes and their respective successors and assigns. The primary effect of the Payment Blockage Notice is to bar any payments of principal or interest to the Note holders. On August 13, 2014, we were informed the lenders were invoking their right to charge interest at the default rate that is 3.0% per annum in excess of the interest rate otherwise payable under the Financing Agreement. We continue to negotiate with the Note holders and the senior lenders to reach an agreement that will satisfy the holders’ repurchase right, which may include an extension of such right, the issuance of new debt or equity or a combination of both, or a restructuring of the Company’s debt. We have retained Imperial Capital to advise us in our negotiations and to assist in proposed asset sales, also previously announced, intended to generate proceeds to de-leverage the Company. No assurance can be given that we will return to compliance in forthcoming quarters or that the lenders will continue to waive noncompliance. We also continue discussions with the senior lenders to amend the Financing Agreement. No assurance can be given that we will be able to secure additional financing to redeem the Convertible Notes.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10.4 million. We used $6.6 million to repay an additional term loan provided under our previous credit agreement. The First Niagara loan is secured by our Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with TPG, we amended the Equipment Finance Agreement with First Niagara and adopted the covenants prescribed by the Financing Agreement. We also modified the maturity and repayment terms. The loan modification increased the required monthly payments from $110 to $141 and the maturity was shortened to coincide with the maturity of the Financing Agreement in November 2019. The interest rate under the First Niagara loan remains unchanged at 4.77% per annum. We notified First Niagara of our noncompliance with a certain covenant under the Financing Agreement as of June 30, 2014, which noncompliance has not yet been waived pending the outcome of global negotiations with our senior secured lenders. As of June 30, 2014 and December 31, 2013, the outstanding balance under the loan was $8,063 and $8,708, respectively. Due to cross defaults, all amounts owed under the loan together with other amounts owed under certain equipment loans due First Niagara have been classified as current liabilities.

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

As of June 30, 2014, the outstanding balance on the Notes was $23.2 million (net of $287,000 in unamortized discount related to the original fair value warrants issued with the Notes). An optional repurchase right exercised by the Note holders on June 30, 2014 required the Company to redeem the Notes at par. On June 30, 2014, we announced an agreement in principle to restructure the principal balance of its outstanding Convertible Notes that would defer the Note holders’ put right to December 31, 2015 using funds made available by its senior lenders pursuant to an amendment under the Financing Agreement and other consideration. However, proposed terms of the amendment to the Financing Agreement as subsequently drafted conflicted with the terms agreed upon with the Note holders and neither an amendment to the Financing Agreement nor an agreement with the Note holders has been completed.

Under the proposed agreement with the Note holders, we are scheduled to deliver a cash payment of $7.0 million and a number of shares of Metalico common stock having a value of $5.0 million upon closing of the contemplated transaction. The Company would retire the remainder of the existing Notes by issuing new notes in the aggregate principle amount of the $11.5 million balance. The new notes would be paid from proceeds of planned divestiture of non-core assets. Two thirds or $7.7 million of the new note balance could be prepaid without penalty if retired by November 30, 2014 and February 28, 2015, respectively, and thereafter would incur an early payment stock premium if paid from proceeds of asset sales and cash premium if paid from sources other than asset sale proceeds. The remaining one third, or $3.8 million, could not be called for three years, would be subject to early payment costs determined by sources of payment, and would be convertible into shares of Metalico common stock at any time after issuance at a slight premium to a volume weighted average price of the Company’s common stock determined as of July 1. The other two thirds would become convertible according to a similar formula as of November 30, 2014 and February 28, 2015, respectively. The new notes would mature on July 1, 2024 but may be put by the holders at par on December 31, 2015. The proposed agreement is subject to securing available funding. The Company can provide no assurance that it will be able to secure such funding or that the Note holders will not withdraw their support for the proposed agreement.

As described above, we were not in compliance with a certain covenant of the Financing Agreement and the lenders party to the Financing Agreement have restricted our ability to use funds under the term portion of the Financing Agreement to redeem the Notes. Failure to redeem the Convertible Notes on June 30, 2014 is a default under the Financing Agreement. No assurance can be given that we will return to compliance in forthcoming quarters or that the lenders will continue to waive noncompliance or that we will be able to draw funds under the term portion of the Financing Agreement in order to redeem the Notes. We intend to work with the Note holders to reach an agreement that will satisfy the holders’ optional repurchase right which may include an extension of their repurchase right, the issuance of new debt or equity or a combination of both. No assurance can be provided that we will be able to reach an agreement or that the terms of a new agreement will be as favorable as the current terms of the Notes or the terms of the agreement in principle of June 30, 2014. We are also considering financing alternatives to provide a replacement of the term portion our senior credit facility or an entirely new credit facility for the funding of the tentative agreement with the Convertible Note holders. These alternatives may include accessing the capital markets with a new debt or equity offering or a restructuring of our debt. No assurance can be given that we will be able to secure the necessary financing.

Future Capital Requirements

As of June 30, 2014, we had $4.8 million in cash. Availability under the revolver portion of the Financing Agreement of $10.9 million but is subject to the lender’s discretion due to our covenant default. As of June 30, 2014, our current liabilities totaled $146.0 million due to the current classification of a significant portion of our long term debt resulting from the breach of covenants under our loan documents. We expect to fund our current working capital needs, interest payments and capital expenditures with cash on hand and cash generated from operations, supplemented by borrowings available under the Financing Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.

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

Under the terms of the Notes the Holders were entitled to deliver notices of redemption on or before June 30, 2014, requiring the Company to redeem the Notes, at par, plus any accrued but unpaid interest through the date of redemption. Such notices were held in abeyance following the agreement in principle announced June 30, 2014. At March 31, 2014 and June 30, 2014, we were not in compliance with the Maximum Leverage Ratio covenant under the Financing Agreement. The March 31 noncompliance was waived by the senior lenders but availability under the term portion of the Financing Agreement was made subject to the discretion of the lenders and we are currently unable to redeem the Notes. Our inability to redeem the Notes is a default under the terms of the Notes and our failure to redeem the Notes is a default under the terms of the Financing Agreement. As a result of such defaults, on August 4, 2014, the lenders party to the Financing Agreement delivered a Payment Blockage Notice to the Note holders triggering a 210-day standstill period under the Subordination Agreement dated May 1, 2008 between our senior secured lenders and the holders of our 7% Convertible Notes and their respective successors and assigns. The primary effect of the Payment Blockage Notice is to bar any payments of principal or interest to the Note holders. On August 13, 2014, we were informed the lenders were invoking their right to charge interest at the default rate that is 3.0% per annum in excess of the interest rate otherwise payable under the Financing Agreement. We continue to negotiate with the Note holders and the senior lenders to reach an agreement that will satisfy the holders’ repurchase right, which may include an extension of such right, the issuance of new debt or equity or a combination of both, or a restructuring of the Company’s debt. We have retained Imperial Capital to advise us in our negotiations and to assist in proposed asset sales, also previously announced, intended to generate proceeds to de-leverage the Company. No assurance can be given that we will return to compliance in forthcoming quarters or that the lenders will continue to waive noncompliance. We also continue discussions with the senior lenders to amend the Financing Agreement. No assurance can be given that we will be able to secure additional financing to redeem the Convertible Notes.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2014, $84.6 million of our outstanding debt consisted of variable rate borrowings pursuant to the Financing Agreement entered into on November 21, 2013. Borrowings under the Financing Agreement bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings at June 30, 2014 were to equal the average borrowings under our Financing Agreement during a fiscal year, a hypothetical 1% increase or decrease in interest rates would increase or decrease interest expense on our variable borrowings by approximately $187,000 per year due to interest rate floors on our variable rate debt with a corresponding change in cash flows. We have no open interest rate protection agreements as of June 30, 2014.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K for 2013 filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect on the carrying value of our inventories. We have no open commodity price protection agreements as of June 30, 2014.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 17, 2014, except for the following.

A portion of our debt is subject to an exercised repurchase right, which requires us to redeem such debt for which we do not currently have sufficient liquidity.

On November 21, 2013, we entered into a new six-year senior credit facility with revolving and term loan components (the “Financing Agreement”) to replace our former revolving credit facility, to repurchase a significant portion of our outstanding Convertible Notes and to provide liquidity to retire any remaining Convertible Notes. The outstanding Convertible Notes are subject to an optional repurchase right which was exercised by the holders on June 30, 2014 requiring us to redeem the Convertible Notes at par. At June 30, 2014, the outstanding balance of the Notes was $23.5 million.

At June 30, 2014, we were not in compliance with the maximum leverage ratio covenant prescribed by the Financing Agreement and we are in default as the lenders parties to the Financing Agreement have not waived noncompliance. Failure to redeem the Convertible Notes on June 30, 2014 is also a default under the Financing Agreement. No assurance can be given that the Company will return to compliance in forthcoming quarters or that the lenders will waive noncompliance. Availability under the Term portion of the Financing Agreement will be subject to the discretion of the lenders and the Company is uncertain whether it will be able to draw funds under the term portion of the Financing Agreement in order to redeem the Notes but we are in discussions with the lenders about future covenant requirements. We intend to work with Note holders to reach an agreement that will satisfy the holders’ optional repurchase right which may include an extension of their repurchase right, the issuance of new debt or equity or a combination of both. No assurance can be provided that the Company will be able to reach an agreement or that the terms of a new agreement will be as favorable as the current terms of the Notes. The Company is also considering financing alternatives to provide for the repurchase of the Convertible Notes prior to or at the time the redemption right may be exercised. These alternatives may include accessing the capital markets with a new debt or equity offering. No assurance can be given that the Company will be able to secure additional financing to redeem the Convertible Notes.

Item 3. Default Upon Senior Securities

On or before June 30, 2014, the Company received redemption notices from all holders of its 7% Convertible Notes representing the aggregate principal of $23.5 million. The redemption notices require the Company to redeem the Notes, at par, plus any accrued but unpaid interest through the date of redemption. Availability provided under the Financing Agreement to redeem the Notes has been restricted by the senior lenders due the Company’s noncompliance with the Maximum Leverage Ratio covenant as of March 31, 2014 as prescribed by the Financing Agreement. The Company’s inability to redeem the Notes is a default under the terms of the Notes and its failure to redeem the Notes is a default under the terms of the Financing Agreement. As a result of such defaults, the senior lenders delivered a Payment Blockage Notice to the Note holders on August 4, 2014, triggering a 210-day standstill period under the Subordination Agreement dated May 1, 2008 between the Company’s senior secured lenders and the holders of its 7% Convertible Notes and their respective successors and assigns. Together with accrued interest, the balance owed to the Note holders as of the date of this filing is $24.1 million.

The Company is negotiating with the Note holders and the senior lenders to reach an agreement that will satisfy the holders’ repurchase right which may include an extension of such right, the issuance of new debt or equity or a combination of both. No assurance can be provided that the Company will be able to reach an agreement with the Note holders or that the terms of a new agreement will be as favorable as the current terms of the Notes.

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

METALICO, INC. (Registrant)

Date: August 13, 2014	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: August 13, 2014	By:	/s/ KEVIN WHALEN
Kevin Whalen
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)