Form 10-Q
period 2014-09-30
METALICO INC
filed 2014-11-14
CIK 1048685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of Common stock, par value $.001, outstanding as of November 7, 2014: 58,322,983

METALICO, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2014 and December 31, 2013

	2014	2013
	(Unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$7,524	$7,056
Trade receivables, less allowance for doubtful accounts 2014 - $479; 2013 - $524	58,635	53,417
Inventories	50,736	69,683
Prepaid expenses and other current assets	4,844	5,660
Assets of discontinued operations	36,025	—
Income taxes receivable	417	2,050
Deferred income taxes	1,855	2,607

Total current assets	160,036	140,473

Property and equipment, net	81,515	98,748
Goodwill	17,075	22,443
Other intangibles, net	28,212	31,450
Other assets, net	7,630	7,899

Total assets	$294,468	$301,013

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of other long-term debt	$6,392	$6,327
Accounts payable	21,076	17,956
Accrued expenses and other current liabilities	4,284	3,845
Liabilities of discontinued operations	2,793	—

Total current liabilities	34,545	28,128

Long-Term Liabilities
Senior unsecured convertible notes payable	24,262	23,172
Other long-term debt, less current maturities	95,100	97,919
Deferred income taxes	2,195	2,295
Accrued expenses and other long-term liabilities	856	1,267

Total long-term liabilities	122,413	124,653

Total liabilities	156,958	152,781

Commitments and Contingencies (Note 13)

Equity
Common stock	48	48
Additional paid-in capital	185,743	185,520
Accumulated deficit	(48,539)	(38,017)
Accumulated other comprehensive loss	(372)	(372)

Total Metalico, Inc. and Subsidiaries equity	136,880	147,179
Noncontrolling interest	630	1,053

Total equity	137,510	148,232

Total liabilities and equity	$294,468	$301,013

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014 and 2013

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)
	($ thousands, except share and per share data)

Revenue	$128,586	$117,748	$372,990	$348,264

Costs and expenses
Operating expenses	118,089	108,152	345,387	323,747
Selling, general, and administrative expenses	4,477	4,953	14,885	15,958
Impairment charges	—	38,737	—	38,737
Gain on acquisition	—	(105)	—	(105)
Depreciation and amortization	3,873	4,182	11,705	12,303

	126,439	155,919	371,977	390,640

Operating income (loss)	2,147	(38,171)	1,013	(42,376)

Financial and other income (expense)
Interest expense	(2,980)	(2,287)	(7,665)	(6,727)
Gain on debt extinguishment	—	324	—	324
Financial instruments fair value adjustments	—	—	—	3
Other	22	352	52	361

	(2,958)	(1,611)	(7,613)	(6,039)

Loss from continuing operations before income taxes	(811)	(39,782)	(6,600)	(48,415)
Provision (benefit) for federal and state income taxes	1,302	(12,752)	580	(14,520)

Loss from continuing operations	(2,113)	(27,030)	(7,180)	(33,895)
(Loss) income from discontinued operations net of income taxes (Note 3)	(4,898)	(669)	(3,765)	2,235

Consolidated net loss	(7,011)	(27,699)	(10,945)	(31,660)

Net loss attributable to noncontrolling interest	108	48	423	98

Net loss attributable to Metalico, Inc.	$(6,903)	$(27,651)	$(10,522)	$(31,562)

(Loss) income per common share:
Basic and diluted
Loss from continuing operations	$(0.04)	$(0.56)	$(0.14)	$(0.71)
(Loss) income from discontinued operations	(0.10)	(0.02)	(0.08)	0.05

Net loss	$(0.14)	$(0.58)	$(0.22)	$(0.66)

Weighted average common shares outstanding:
Basic and diluted	48,219,340	48,035,117	48,199,728	47,909,811

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)
	($ thousands)

Consolidated net loss	$(7,011)	$(27,699)	$(10,945)	$(31,660)
Other comprehensive (loss) income, net of tax	—	—	—	—

Comprehensive loss	$(7,011)	$(27,699)	$(10,945)	$(31,660)

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014 and 2013

	2014	2013
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(10,945)	$(31,660)
Loss (income) from discontinued operations	3,765	(2,235)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	12,808	13,088
Deferred income tax expense (benefit)	528	(9,267)
Provision for doubtful accounts receivable	26	82
Provision for loss on vendor advances	—	34
Financial instruments fair value adjustments	—	(3)
Net (gain) loss on sale of property and equipment	(264)	109
Gain on debt extinguishment	—	(324)
Gain on acquisition	—	(105)
Impairment charges	—	38,737
Interest paid in kind	1,076	—
Equity in loss of unconsolidated investee	—	78
Compensation expense on restricted stock and stock options	232	788
Change in assets and liabilities, net of acquisitions:
Trade receivables	(7,907)	2,267
Inventories	4,410	4,371
Income taxes receivable, prepaid expenses and other	2,165	(3,083)
Accounts payable, accrued expenses, income taxes payable and other liabilities	5,914	1,278

Net cash provided by operating activities – continuing operations	11,808	14,155
Net cash (used in) provided by operating activities – discontinued operations	(1,109)	3,565

Net cash provided by operating activities	10,699	17,720

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	341	158
Purchases of property and equipment	(6,247)	(7,518)
Cash paid for business acquisitions, less cash acquired	—	(1,958)
(Increase) decrease in other assets	112	(78)

Net cash used in investing activities – continuing operations	(5,794)	(9,396)
Net cash used in investing activities – discontinued operations	(1,017)	(721)

Net cash used in investing activities	(6,811)	(10,117)

Cash Flows from Financing Activities
Net borrowings (payments) under revolving lines-of-credit	2,404	(577)
Proceeds from other borrowings	1,509	2,139
Principal payments on other borrowings	(6,669)	(9,306)
Debt issuance costs paid	(664)	(725)

Net cash used in financing activities – continuing operations	(3,420)	(8,469)
Net cash used in financing activities – discontinued operations	—	—

Net cash used in financing activities	(3,420)	(8,469)

Net increase (decrease) in cash	468	(866)
Cash:
Beginning of period	7,056	5,418

End of period	$7,524	$4,552

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ thousands, except per share data)

(Unaudited)

Note 1 — General

Business

Metalico, Inc. and subsidiaries (the “Company”) operates thirty-one scrap metal recycling facilities (“Scrap Metal Recycling”), including an aluminum de-oxidizing plant co-located with a scrap metal recycling facility, in a single reportable segment. As of September 30, 2014, due to its anticipated sale, the Company has reclassified its lead metal product fabricating (“Lead Fabricating”) operations, a previously separate reportable segment, as discontinued operations (see Note 3). The Company markets a majority of its products domestically but maintains several international customers.

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

As indicated above and further described in Note 3, in the condensed consolidated balance sheet as of September 30, 2014, the Company has reclassified as discontinued operations, the assets and liabilities of its former Lead Fabricating segment which are expected to be sold having met the criteria for such classification. The operating results of the former Lead Fabricating segment have also been reclassified into discontinued operations in the condensed consolidated statements of operations and cash flows. Prior period amounts were conformed to the current period presentation.

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

Liquidity and Risk

On November 21, 2013, the Company entered into a six-year senior credit facility (as further described below in Note 9, the “Financing Agreement”) with revolving and term loan components to replace its former revolving credit facility, repurchase a significant portion of the Company’s outstanding 7% Convertible Notes (the “Notes”) and provide liquidity to retire any Notes subject to an optional repurchase right effective on June 30, 2014. The Company did not meet the maximum leverage ratio covenant prescribed by the Financing Agreement for the quarterly periods ending March 31, and June 30, 2014 and the lenders party to the Financing Agreement restricted availability under the term portion of the agreement to redeem the Notes. On June 30, 2014, the Company received redemption notices from the Note holders, was unable to draw funds under the Financing Agreement meant to redeem the Notes and was consequently in default on the Notes. As described in Note 9, on October 21, 2014, the Company cured its defaults through the completion of a debt restructuring which included an amendment to the Financing Agreement, an equity conversion of certain Notes and an exchange of new ten-year convertible notes and stock rights for the balance of its previously outstanding Notes. No assurance can be given that the Company will maintain compliance in forthcoming quarters or that the lenders will waive future noncompliance.

The Company expects to fund current working capital needs, interest payments and capital expenditures through the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the current senior credit agreement and potentially available elsewhere, such as vendor financing or other equipment lines of credit.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company has not elected early adoption and is currently evaluating the new guidance to determine the future impact it may have to its consolidated financial statements.

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

Note 3 — Assets Held-for-Sale and Discontinued Operations

The Company is in advanced negotiations to sell substantially all of the assets of its Lead Fabricating operating segment for approximately $29,350 in cash, with the price subject to adjustment for the level of working capital at the date of sale. Anticipated proceeds are expected to be approximately $32,000. The Lead Fabricating operations comprise the entirety of the Company’s Lead Fabricating reportable segment. The transaction is subject to the purchasers due diligence process, as well as other customary closing conditions. It is anticipated that the transaction will close by December 31, 2014. The assets and liabilities related to Lead Fabricating business are segregated in the September 30, 2014 Condensed Consolidated Balance Sheets in the period in which the business is classified as held for sale.

The following table summarizes the components of the Company’s Lead Fabricating operation’s assets and liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2014:

September 30, 2014
Assets:
Trade receivables	$7,743
Inventories	14,214
Prepaid expenses and other current assets	831
Property and equipment, net	13,047
Other assets, net	190

Total assets held for sale	$36,025

Liabilities:
Accounts payable	$1,635
Accrued expenses and other liabilities	1,158

Total liabilities held for sale	$2,793

The Company reports the results of operations of a business as discontinued operations if the business is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from ongoing operations as a result of a disposal transaction and the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Condensed Consolidated Statements of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation.

The results of operations for the Lead Fabricating businesses presented as discontinued operations in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$17,991	$18,035	$51,085	$55,111

Costs and expenses
Operating expenses	15,589	15,461	44,034	46,922
Selling, general, and administrative expenses	1,004	961	3,003	2,896
Accrued loss on sale	6,640	—	6,640	—
Depreciation and amortization	386	408	1,180	1,231

	23,619	16,830	54,857	51,049

(Loss) income from discontinued operations	(5,628)	1,205	(3,772)	4,062
Financial and other income (expense)	—	42	2	(76)

(Loss) income from discontinued operations, before income tax expense	(5,628)	1,247	(3,770)	3,986
(Benefit from) provision for income taxes	(730)	1,916	(5)	1,751

Loss from discontinued operations	$(4,898)	$(669)	$(3,765)	$2,235

Note 4 — Major Customer

Revenues for the three and nine months ended September 30, 2014 and 2013, include revenue from net sales to a particular continuing operations customer (which at times has accounted for 10% or more of the total revenue of the Company), together with trade receivables due from such customer as of September 30, 2014 and December 31, 2013.

	Net sales to Customer as a percentage of Total Revenues				Trade Receivable Balance as of
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	September 30, 2014	December 31, 2013

Customer A	10.6%	5.8%	8.2%	5.7%	$8,830	$5,065

Note 5 — Inventories

Inventories as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013

Raw materials	$2,770	$5,085
Work-in-process	615	6,479
Finished goods	977	7,192
Ferrous scrap metal	24,667	27,277
Non-ferrous scrap metal	21,707	23,650

	$50,736	$69,683

Note 6 — Goodwill and Other Intangibles

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. At June 30, 2014, the actual year-to-date operating results of the Company’s Bradford, PA reporting unit differed significantly enough from forecast to determine that impairment to the carrying value of its goodwill was possible. The Company performed an interim goodwill impairment test for its Bradford, PA Scrap Metal Recycling reporting unit as of that date. Using revised forecasts in a discounted cash flow model, the impairment test indicated the fair value of the reporting unit’s goodwill exceeded its carrying value and no impairment charges were required. The Company continues to closely monitor the operating results of this and the other remaining reporting units with recorded goodwill to determine if an interim impairment analysis is required. Due to the anticipated sale of the Company’s Lead Fabricating reporting unit, a loss of $5,368 was recorded at September 30, 2014 for the carrying value of the goodwill of Lead Fabricating as the carrying value exceeds the anticipated selling price. Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2014 were as follows:

	Scrap Metal Recycling	Lead Fabricating (Discontinued)	Corporate and Other	Consolidated

December 31, 2013	$17,075	$5,368	$—	$22,443

Acquired during the period	—	—	—	—
Anticipated loss on sale	—	(5,368)	—	(5,368)

September 30, 2014	$17,075	$—	$—	$17,075

Adverse changes in general economic and market conditions and future volatility in the equity markets could have further impact on the Company’s valuation of its reporting units and may require the Company to assess the carrying value of its remaining goodwill and other intangibles prior to normal annual testing dates.

The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At September 30, 2014, no adjustments were made to the estimated lives of unimpaired finite-lived assets. Other intangible assets as of September 30, 2014 and December 31, 2013 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Anticipated Loss on Sale	Net Carrying Amount

September 30, 2014

Covenants not-to-compete	$6,514	$(2,621)	$—	$—	$3,893
Trademarks and tradenames	4,875	—	—	(875)	4,000
Supplier relationships	35,024	(14,705)	—	—	20,319
Know-how	397	—	—	(397)	—

	$46,810	$(17,326)	$—	$(1,272)	$28,212

December 31, 2013

Covenants not-to-compete	$6,514	$(2,188)	$—	$—	$4,326
Trademarks and trade names	5,975	—	(1,100)	—	4,875
Supplier relationships	40,330	(13,171)	(5,307)	—	21,852
Know-how	397	—	—	—	397

	$53,216	$(15,359)	$(6,407)	$—	$31,450

The changes in the net carrying amount of amortizable intangible assets by classifications for the nine months ended September 30, 2014 were as follows:

	Covenants Not-to- Compete	Supplier Relationships

Balance, December 31, 2013	$4,326	$21,852
Acquisitions/additions	—	—
Amortization	(433)	(1,533)

Balance, September 30, 2014	$3,893	$20,319

Amortization expense on finite-lived intangible assets for the three and nine months ended September 30, 2014 was $655 and $1,966, respectively. Amortization expense on finite-lived intangible assets for the three and nine months ended September 30, 2013 was $802 and $2,405, respectively.

As described in Note 3, due to the anticipated sale of the Company’s Lead Fabricating reporting unit, the Company recorded a loss of $1,272 which included $875 in trademarks and $397 of know-how as the carrying value exceeds the anticipated selling price.

Estimated aggregate amortization expense on amortized intangible assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2014	$655
2015	2,834
2016	2,828
2017	2,441
2018	1,885
Thereafter	13,569

$24,212

Note 7 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014			December 31, 2013
	Current	Long- Term	Total	Current	Long- Term	Total
Environmental monitoring costs	$61	$761	$822	$109	$761	$870
Payroll and employee benefits	1,846	—	1,846	940	387	1,327
Interest and bank fees	388	—	388	431	—	431
Customer obligations	—	—	—	458	—	458
Other	1,989	95	2,084	1,907	119	2,026

	$4,284	$856	$5,140	$3,845	$1,267	$5,112

Note 8 — Stock Options and Stock-Based Compensation

Stock-based compensation expense was $53 and $203 for the three months ended September 30, 2014 and 2013, respectively, and $232 and $788 for the nine months ended September 30, 2014 and 2013, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period.

The fair value of the stock options granted in the nine months ended September 30, 2013 was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. No options were granted during the nine months ended September 30, 2014.

Black-Scholes Valuation Assumptions (1)	Nine Months Ended September 30, 2013

Weighted average expected life (in years) (2)	5.0
Weighted average expected volatility (3)	81.08%
Weighted average risk free interest rates (4)	1.32%
Expected dividend yield	—

(1)	Forfeitures are estimated based on historical experience.
(2)	The expected life of stock options is estimated based on historical experience.
(3)	Expected volatility is based on the average of historical volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.
(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the nine months ended September 30, 2014 were as follows:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	1,051,288	$4.00
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(411,121)	$3.87

Options outstanding, end of period	640,167	$4.09

Options exercisable, end of period	638,820	$4.09

The weighted average remaining contractual term and the aggregate intrinsic value of both options outstanding and options exercisable as of September 30, 2014 was 0.9 years and $0, respectively.

The weighted average fair value for the stock options granted during the nine months ended September 30, 2013 was $0.96. The weighted average remaining contractual term and the aggregate intrinsic value of both options outstanding and options exercisable as of September 30, 2013 was 1.5 years and $0, respectively.

There were no stock options exercised during the nine months ended September 30, 2014 and 2013.

As of September 30, 2014, total unrecognized stock-based compensation expense related to stock options was $1, which is expected to be recognized over a weighted average period of 1.5 years.

Deferred Stock

Deferred stock awards granted vest and are issued ratably over a three-year period from the date of grant. Changes in the Company’s deferred stock awards for the nine months ended September 30, 2014 were as follows:

	Number of Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	303,736	$2.44
Stock awards granted	10,000	$1.84
Stock awards cancelled\forfeited	(6,900)	$1.55
Stock awards vested and issued	(86,581)	$4.63

Outstanding at end of period	220,255	$1.58

As of September 30, 2014, total unrecognized stock-based compensation expense related to stock awards was $205, which is expected to be recognized over a weighted average period of 1.3 years.

Note 9 — Long-Term Debt

On November 21, 2013, the Company entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The six-year agreement consists of senior secured credit facilities in the aggregate amount of $125,000, including a $65,000 revolving line of credit and two term loan facilities totaling $60,000. The revolving line of credit provides for revolving loans that, in the aggregate, are not to exceed the lesser of $65,000 and a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. Revolving loans bear interest at the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 3.00%) plus 2.00% or, at the Company’s election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.00% (an aggregate effective rate of 4.16% at September 30, 2014). The term loans bear interest at the Base Rate plus 7.50% or, at the Company’s election, the LIBOR-based rate plus 8.50% (an aggregate effective rate of 9.50% at September 30, 2014) and related deferred financing costs are being amortized over the term of the Financing Agreement. The proceeds of the Financing Agreement were used to retire the Company’s revolving credit agreement with JPMorgan Chase Bank, NA, Inc., as agent and other lenders party thereto, and to repurchase $36,741 of the Company’s 7% Convertible Notes ( the “Notes”).

At June 30, 2014, the Company was not in compliance with the maximum leverage ratio covenant prescribed by the Financing Agreement. The Company’s failure to redeem its Notes on June 30, 2014 was also an event of a default under the terms of the Financing Agreement.

On October 21, 2014, the Company entered into a Second Amendment (“Second Amendment”) to the Financing Agreement. The Second Amendment increases interest rate margins to 2.75% for Base rate revolving loans and 3.75% for LIBOR-based revolving loans; 8.50% for Base rate term loans and 9.50% for LIBOR-based term loans. The Second Amendment also resets the Maximum Leverage Ratio for the quarterly periods through December 31, 2016 with further reset provisions subject to certain specified asset sales and excluded the balance of the Notes from the debt component of the leverage ratio calculation. In addition to a cash amendment fee of $578, the senior lenders also received an additional fee of $3,500 that is payable either in cash at the maturity of the outstanding term loans under the Financing Agreement and/or, at the holder’s option, but without duplication, in shares of the Company’s common stock pursuant to a warrant issued at closing with a cashless exercise feature. The Second Amendment also waives the previously existing defaults under the Financing Agreement and resets the Maximum Leverage Ratio for the September 30, 2014 through December 31, 2016 quarterly periods, lifts a non-payment blockage to junior lenders and provides consent to amend the Notes.

The Company remains subject to certain financial covenants, including maximum leverage, maximum capital expenditures and minimum availability, and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Outstanding balances under the revolving line of credit and term loans were $50,621 and $33,191, respectively, as of September 30, 2014. At September 30, 2014, availability under the revolving portion of the Financing Agreement was $11,535. The Company believes it will be able to meet the future maximum leverage ratio covenants modified under the Second Amendment and thus all of the outstanding balances under the Financing Agreement have been classified as long-term liabilities.

Listed below are the material debt covenants as prescribed by the Second Amendment to the Financing Agreement.

Maximum Leverage Ratio — ratio of total debt (excluding balances due under the New Series Convertible Notes) to trailing four-quarter EBITDA at September 30, 2014 must not exceed covenant:

Covenant	6.00 to 1.00
Actual	4.78 to 1.00

Maximum Leverage Ratios under the Financing Agreement for the next four quarterly periods are as follows:

For the quarterly period ending:	Covenant Ratio
December 31, 2014	6.00 to 1.0
March 31, 2015	6.00 to 1.0
June 30, 2015	6.00 to 1.0
September 30, 2015	6.00 to 1.0

Maximum Consolidated Capital Expenditures — capital expenditures for the nine months ended September 30, 2014 must not exceed covenant

Covenant	$9,000
Actual	$7,073

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10,418. The Company used $6,585 to repay a term loan provided under the Company’s previous credit agreement with JPMorgan Chase Bank, NA, Inc., as agent, and other lenders party thereto. The loan is secured by the Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with the TPG lending group, the Company and First Niagara entered into an amendment adopting the covenants prescribed by the Financing Agreement, which includes the covenants prescribed by the Second Amendment. All cross defaults due to the defaults under the Financing Agreement have been waived by First Niagara. A previous loan modification shortened the First Niagara maturity to coincide with the maturity of the Financing Agreement in November 2019 and accordingly increased the required monthly payments from $110 to $141. The interest rate under the loan remains unchanged at 4.77% per annum. As of September 30, 2014 and December 31, 2013, the outstanding balance under the loan was $7,735 and $8,708, respectively.

Senior Unsecured Notes Payable:

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100,000 of Senior Unsecured Convertible Notes (the “Notes”) convertible at all times into shares of the Company’s common stock (“Note Shares”). The original conversion price of the Notes was $14.00 per share. The Notes bore interest at 7% per annum, payable in cash, and matured in April 2028. The Notes also contained an optional repurchase right requiring the Company to redeem the Notes at par which was exercised by the

Note holders on June 30, 2014. Due to the Company’s inability to meet the maximum leverage ratio covenant under the Financing Agreement at March 31, 2014, availability under the term portion of the Financing Agreement to redeem the Notes was restricted by the lenders party to the Financing Agreement and on June 30, 2014, the Company was unable to redeem the Notes. As of September 30, 2014 and December 31, 2013, the outstanding balance plus accrued unpaid interest on the Notes of $1,076 was $24,262 and $23,172, respectively (net of $282 and $297, respectively, in unamortized discount related to the original fair value of warrants issued with the Notes).

On October 20, 2014, the Note holders converted $10,000 of the debt to Metalico common stock under the terms of the Notes at a rate of $0.9904 per share. Pursuant to individual Exchange Agreements dated October 21, 2014, the holders exchanged the remaining principal balance plus accrued unpaid interest, a total of $14,727, for three sets of “New Series Convertible Notes” (described below) and a right to receive additional common shares in the event the trading price of the Company’s stock falls below certain values, determined at December 17, 2014, the fortieth trading day after the date of the Exchange Agreement.

New Series Convertible Notes

The remaining $14,727 Note balance not converted on October 20, 2014, was exchanged into New Series Convertible Notes. The aggregate principal amounts of each of the “Series A” New Series Convertible Notes and the “Series C” New Series Convertible Notes is $4,490 and the aggregate principal amount of the “Series B” New Series Convertible Notes is $5,748. The New Series Convertible Notes mature on July 1, 2024 and bear interest, payable in kind, at a rate of 13.5% per annum. The interest rate was applicable retroactively to balances under the original Notes as of July 1, 2014 and resulted in $804 of paid in kind interest expense in the quarter ended September 30, 2014. Portions of the new notes may be paid from proceeds of the Company’s previously announced planned divestiture of non-core assets.

“Series A” New Series Convertible Notes may be converted into shares of Metalico common stock at any time after issuance at a rate of $1.30 per share. The Company may not redeem any portion of the Series A Notes prior to July 1, 2017, and after that may redeem all or a portion of the balance subject to a premium payable in additional shares of stock. “Series B” and “Series C” New Series Convertible Notes will be assigned their conversion rates based on a “Note VWAP” calculation triggered as of the determination dates of December 31, 2014 and April 30, 2015, respectively. “Note VWAP” is the weighted average price of Metalico common stock for a thirty-day trading period including the fifteen trading days prior to, and the fifteen trading days commencing on, the applicable determination date. As of the end of the applicable Note VWAP measuring period, each new series will have a conversion rate of 110% of its respective Note VWAP and will be convertible to Metalico common stock as of such date. All or a portion of the Series C and Series B New Convertible Notes may be redeemed by the Company, in that order, from portions of the proceeds of the Company’s previously announced planned divestiture of non-core assets in certain stated and permitted amounts. Redemptions of Series B and Series C New Convertible Notes from proceeds of such asset sales before their respective determination dates may be made at par without premium or penalty, and after such dates subject to the same premium as the Series A Notes.

Aggregate annual maturities, excluding discounts, required on all debt outstanding as of September 30, 2014, are as follows:

Twelve months ending September 30,:	Amount
2015	$6,392
2016	6,031
2017	5,155
2018	4,468
2019	3,938
Thereafter	100,052

$126,036

Note 10 — Stockholders’ Equity

A reconciliation of the activity in Stockholders’ Equity accounts for the nine months ended September 30, 2014 is as follows:

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

Balance December 31, 2013	$48	$185,520	$(38,017)	$(372)	$1,053	$148,232
Net loss	—	—	(10,522)	—	(423)	(10,945)
Issuance of 79,336 shares of common stock on deferred stock vesting, net of tax withholding repurchase	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	232	—	—	—	232

Balance September 30, 2014	$48	$185,743	$(48,539)	$(372)	$630	$137,510

Accumulated Other Comprehensive Loss:

There were no additions to or reclassifications out of accumulated other comprehensive loss attributable to the Company for the three and nine months ended September 30, 2014 and 2013. The components of accumulated other comprehensive loss, net of tax benefit of $256, are as follows:

	September 30, 2014	December 31, 2013

Unrecognized actuarial losses of defined benefit pension plan	$(372)	$(372)

Note 11 — Statements of Cash Flows Information

The following describes the Company’s noncash investing and financing activities:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Issuance of common stock as compensation	$—	$25
Issuance of common stock for business acquisitions	$—	$500

The Company paid $5,780 and $5,863 in cash for interest expense in the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, the Company made cash income tax payments of $182 and received cash refunds of $1,939. For the nine months ended September 30, 2013, the Company made cash income tax payments of $156 and received cash refunds of $22.

Note 12 — Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of EPS for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Loss from continuing operations attributable to Metalico, Inc.	$(2,005)	$(26,982)	$(6,757)	$(33,797)
(Loss) income from discontinued operations	(4,898)	(669)	(3,765)	2,235

Net loss attributable to Metalico, Inc.	$(6,903)	$(27,651)	$(10,522)	$(31,562)

Weighted average shares - Basic and Diluted	48,219,340	48,035,117	48,199,728	47,909,811

The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive.

For the three and nine months ended September 30, 2014, 640,167 outstanding options, 220,255 outstanding deferred shares and 1,676,358 shares issuable upon conversion of Notes as of September 30, 2014 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2013, 1,419,231 outstanding warrants, 1,056,288 outstanding options, 417,486 deferred shares and 4,514,990 shares issuable upon conversion of Notes as of September 30, 2013 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

Note 13 — Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of September 30, 2014 and December 31, 2013, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $822 and $870, respectively. No further remediation is anticipated. Of the $822 accrued as of September 30, 2014, $61 is reported as a current liability and the remaining $761 is estimated to be paid as follows: $70 from 2015 through 2017, $75 from 2018 through 2019 and $616 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in College Grove, Tennessee and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs. The Company and its subsidiaries are at this time in material compliance with all of their obligations under all pending consent orders in College Grove, Tennessee and the greater Tampa area.

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

Employee Matters

As of September 30, 2014, approximately 3% of the Company’s continuing workforce was covered by a collective bargaining agreement. Twenty-two employees located at the scrap processing facility in Akron, Ohio were represented by the Chicago and Midwest Regional Joint Board. On June 26, 2014, the members of the Joint Board ratified a new 3 year contract that expires on June 25, 2017.

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

The Company has a recorded a valuation allowance of approximately $2,856 as of September 30, 2014 to reduce deferred income tax assets, primarily net operating loss carryforwards, to the amount that is more likely than not to be realized in future periods. In evaluating the Company’s ability to recover its deferred income tax assets the Company considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Excluding the impact of the valuation allowance, the Company’s effective income tax rate including discontinued operations for the three months ended September 30, 2014 and 2013 was 35% and 28%, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2014 and 2013 was 22% and 29%, respectively.

On March 31, 2014, the State of New York enacted significant changes to its Corporate Franchise Tax provisions for taxable years beginning on or after January 1, 2015. As part of the New York tax law reform, companies meeting the definition of a ‘qualified New York manufacturer’ will effectively have a 0% tax rate for corporate income tax. Prior to enactment, the Company had maintained deferred state tax assets consisting primarily of tax credits and loss carryforwards in New York which now have no future economic benefit. As a result, $1,495 in net deferred tax assets were charged to income tax expense during the nine months ended September 30, 2014. The Company’s effective rate may also differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include stock-based compensation and certain other non-deductible expenses.

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

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Put Warrants: Due to the amount by which the exercise price of the put warrants exceeded the current market price of the Company’s common stock, the fair value of the Put Warrant liability at December 31, 2013 was $0. An increase or decrease in the market price of the Company’s common stock had a corresponding effect on the fair value of this liability. These warrants expired on July 17, 2014.

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

General

As of September 30, 2014, we operate thirty-one scrap metal recycling facilities located in Buffalo, Rochester, Niagara Falls, Lackawanna, Olean, Syracuse and Jamestown, New York; Akron, Youngstown and Warren, Ohio: Elizabeth, New Jersey; Buda, Texas; Gulfport, Mississippi; Pittsburgh, Brownsville, Sharon, Conway, West Chester, Lancaster, Warren and Bradford, Pennsylvania; and Colliers, West Virginia; an aluminum de-ox plant co-located with our scrap yard in Syracuse, New York. The Company markets a majority of its products on a national basis but maintains several international customers.

At September 30, 2014, due to its anticipated sale, our Lead Fabricating reportable segment has been reclassified into discontinued operations having met the criteria for such classification. The assets and liabilities of our former Lead Fabricating operations have been reclassified on our September 30, 2014 balance sheet and included in discontinued operations in our Statements of Operations for all periods presented. Our former Lead Fabricating operating segment was comprised of four lead product manufacturing and fabricating plants located in Birmingham, Alabama; Healdsburg and Ontario, California; and Granite City, Illinois.

Overview of Quarterly Results

The following items represent a summary of financial information for the three months ended September 30, 2014 compared with the three months ended September 30, 2013:

•	Revenue from continuing operations increased to $128.6 million, compared to $117.7 million.

•	Operating income from continuing operations increased to $2.1 million, compared to an operating loss of $38.2 million.

•	Net loss from continuing operations of $2.1 million, improved from a loss of $27.0 million.

•	Net loss per diluted share of $0.14, compared to a net loss of $0.58 per diluted share.

The following items represent a summary of financial information for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013:

•	Revenue from continuing operations increased to $373.0 million, compared to $348.3 million.

•	Operating income from continuing operations increased to $1.0 million, compared to operating loss of $42.4 million.

•	Net loss from continuing operations was $7.2 million, compared to a loss of $33.9 million.

•	Net loss per diluted share was $0.22, compared to a net loss of $0.66 per diluted share.

Market Conditions and Outlook

The scrap recycling industry is highly cyclical and commodity metal prices are volatile and fluctuate widely. Such volatility can be due to numerous factors beyond our control, including but not limited to general domestic and global economic conditions, including metal market conditions, competition, the financial condition of our major suppliers and consumers and international demand for domestically produced scrap.

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

Export demand for ferrous scrap, particularly off the east coast of the U.S. to Turkey continues to weaken, a trend that began in the second quarter. Ferrous selling prices for the export market into October and November have fallen due to the weak export demand and stronger U.S. dollar and have increased the availability of ferrous scrap tonnage to U.S. domestic markets and causing pricing instability. U.S. domestic steel production remains strong with a capacity utilization rate hovering around 76%. U.S Gross Domestic Product (GDP) expanded at a 3.5% seasonally adjusted annual rate in the third quarter of 2014 exceeding economists forecast of 3.1%. These scrap market demand and pricing dynamics are expected to remain at least through year-end. Significant competition for scrap supply remains constant and is expected to continue in the months ahead.

Pricing for non-ferrous metals have also softened from recent highs due to expectations of slower growth rates in the Chinese and European economies. Auto manufacturers’ plans to increase the use of aluminum in vehicle production have buoyed selling prices for aluminum and are expected to provide price support in coming months. Lowered economic growth forecasts have had more effect on copper pricing. After rising back above $3.20 per pound in July 2014, spot copper prices have dipped slightly below $3.00 per pound but appear to have support around that level.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

Accounts receivable consist of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $479,000 at September 30, 2014 and $524,000 at December 31, 2013. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

Management believes a significant factor behind the Company’s weak first quarter operating results were temporary resulting from unusually severe weather conditions producing lower than anticipated selling volumes due to reduced scrap production and disruptions in inbound and outbound material flows due to transportation delays. Through the six months ended June 30, 2014, the actual year-to-date operating results of our Bradford, PA reporting unit differed significantly enough from forecast to determine that impairment to the carrying value of its goodwill was possible and we performed an interim goodwill impairment test for our Bradford, PA Scrap Metal Recycling reporting unit at June 30, 2014. Based on management’s assessment of future operating results for our Bradford, PA reporting unit, we determined the fair value of this reporting unit, calculated using discounted cash flow analyses as more fully described below, exceeded its carrying value and did not result in an impairment charge. We continue to closely monitor the operating results of the reporting units with recorded goodwill to determine if an interim impairment analysis is required. The Company performs its required annual impairment test at December 31 each year.

At September 30, 2014, three of our reporting units have recorded goodwill. Due to the anticipated sale of our Lead Fabricating reporting unit, we have recorded a loss of $5,368 for the carrying value of the goodwill of Lead Fabricating as the carrying value of the reporting unit exceeds the anticipated selling price. The accrued loss has been recorded in discontinued operations for the three and nine months ended September 30, 2014. A list of these reporting units and the amount of goodwill remaining in each as of September 30, 2014, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded

New York State Scrap Recycling	$10,966
Bradford, PA Scrap Recycling	3,943
New Jersey PGM Recycling	2,166

Total	$17,075

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

Intangible Assets and Other Long-lived Assets

The Company tests finite-lived intangible assets (amortizable) and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. Through September 30, 2014, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

As a result of the anticipated sale of our Lead Fabricating operations and its reclassification into discontinued operations, we recorded a loss of $875 to trademarks and tradenames and $397 of knowhow in the three months ended September 30, 2014 as the carrying value of the reporting unit exceeds the anticipated selling price.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. Through September 30, 2014, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

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

RESULTS OF OPERATIONS

The Company’s Scrap Metal Recycling business includes three general product categories: ferrous, non-ferrous (including the PGM and Minor Metals Recycling operations which had previously been separately reported) and other scrap services.

The following table sets forth information regarding revenues of each of our product categories.

	Revenues
	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013			Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	($s, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	160.4	$61,469	47.8	152.2	$55,670	47.3	455.7	$178,147	47.8	431.5	$159,661	45.8
Non-ferrous metals (lbs.)	55,402	65,906	51.3	45,436	60,951	51.8	155,655	191,629	51.3	134,934	185,702	53.4
Other	—	1,211	0.9	—	1,127	0.9	—	3,214	0.9	—	2,901	0.8

Total Revenue		$128,586	100.0		$117,748	100.0		$372,990	100.0		$348,264	100.0

The following table sets forth information regarding our average selling prices for the past seven quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix. Average non-ferrous pricing below excludes the affect of PGM and Minor Metals.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.

September 30, 2014	$383	$0.89
June 30, 2014	$388	$0.88
March 31, 2014	$402	$0.93
December 31, 2013	$375	$0.88
September 30, 2013	$366	$0.95
June 30, 2013	$368	$0.92
March 31, 2013	$377	$0.98

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Consolidated net sales increased by $10.9 million, or 9.3%, to $128.6 million for the three months ended September 30, 2014 compared to consolidated net sales of $117.7 million for the three months ended September 30, 2013. Acquisitions added $53,000 to consolidated net sales for the three months ended September 30, 2014 and were included in other scrap services. Excluding acquisitions, the Company reported increases in selling volumes amounting to $16.3 million and mixed average metal selling prices resulting in lower sales of $5.5 million.

Due to the many different ferrous and non-ferrous commodities that we buy, process and sell as well the various grades of material within those commodities and the mix of material sold through each of our locations, sales and margin totals can vary.

Ferrous Sales

Ferrous sales increased by $5.8 million, or 10.4%, to $61.5 million for the three months ended September 30, 2014, compared to $55.7 million for the three months ended September 30, 2013. The increase in ferrous sales was attributable to higher average selling prices amounting to $2.8 million and higher volumes sold amounting to $3.0 million. The average selling price for ferrous products was $383 per ton for the three months ended September 30, 2014 compared to $366 per ton for the three months ended September 30, 2013.

Non-Ferrous Sales

Non-ferrous sales increased by $4.9 million, or 8.0%, to $65.9 million for the three months ended September 30, 2014, compared to $61.0 million for the three months ended September 30, 2013. The increase in non-ferrous sales was due to higher volumes sold totaling $13.3 million but was offset by lower average selling prices amounting to $8.4 million. The most significant volume increases came from Zorba, a non-ferrous by-product of the auto shredding process, and aluminum De-ox. The average selling price for non-ferrous products, excluding the effect of PGM and Minor Metals, was $0.89 per pound for the three months ended September 30, 2014 compared to $0.95 per pound for the three months ended September 30, 2013.

Operating Expenses

Operating expenses increased by $9.9 million, or 9.1%, to $118.1 million for the three months ended September 30, 2014 compared to $108.2 million for the three months ended September 30, 2013. The affect of acquisitions was immaterial for the quarter ended September 30, 2014. The increase in operating expense was primarily due to an increase in the cost of material sold totaling $9.3 million consisting of higher volume of material purchased totaling $12.6 million and increase in freight charges totaling $586,000. These increases were offset by lower per unit costs in the current period amounting to $3.9 million. Scrap metal margins, including in and outbound freight charges fell by 0.4 percentage points from the previous year period. Other operating expenses also increased by $631,000. Changes in the components of other operating expense include an increase in wages and benefits of $475,000 due to increased staff and overtime, increased energy costs of $257,000 due to increased production, particularly natural gas for aluminum De-ox production and electricity for shredder production and a $148,000 increase in production and warehouse supplies due to higher volumes processed. These increases were offset by a reduction in repairs and maintenance of $125,000 and other miscellaneous operating expenses totaling $124,000.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $476,000, or 9.6%, to $4.5 million, or 3.5% of sales, for the three months ended September 30, 2014, compared to $5.0 million, or 4.2% of sales, for the three months ended September 30, 2013. The affect of acquisitions was immaterial for the quarter ended September 30, 2014. The decrease was comprised of lower wage and benefit costs of $144,000 due to the replacement and attrition of higher paid managerial staff, a decrease in insurance costs of $176,000 due in part to a reduction in premiums and change in policy periods, a $40,000 decrease in professional fees due primarily to legal costs related to a customer bankruptcy incurred in the previous year and a decrease in other miscellaneous expenses of $116,000.

Depreciation and Amortization

Depreciation and amortization decreased by $309,000 to $3.9 million, or 3.0% of sales, for the three months ended September 30, 2014 compared to $4.2 million, or 3.6% of sales for the three months ended September 30, 2013. The reduction reflects lower levels of depreciable property and equipment in the three months ended September 30, 2014.

Impairment charges

We recognized total goodwill and intangible impairment charges of $38.7 million for the three months ended September 30, 2013. Based on the comparison of our actual year to date operating results through September 30, 2013, to the forecasted results used in our annual impairment test at December 31, 2012, and the degree to which our results differed from the forecast for most of our reporting units due to a competitive sourcing environment and lower selling prices, we performed an interim goodwill impairment test at September 30, 2013. Using revised forecasts, we determined that the fair value of several of our reporting units did not exceed their respective carrying values as of September 30, 2013 and therefore recorded a $32.3 million goodwill impairment charge. We also recorded a $5.3 million impairment charge to a supplier list and a $1.1 million impairment charge related to the remaining carrying value of the trade name used at our Texas scrap recycling facility.

Financial and Other Income (Expense)

Interest expense increased by $693,000 to $3.0 million for the three months ended September 30, 2014 compared to $2.3 million for the three months ended September 30, 2013, due primarily to higher interest rates on outstanding term debt and convertible notes due to default under the applicable debt agreements.

Other income for the three months ended September 30, 2013, includes a gain of $324,000 net of $68,000 in unamortized debt discount and $224,000 in unamortized deferred financing costs, on the repurchase of $5.6 million of the Company’s convertible notes.

Other income for the three months ended September 30, 2013, also includes a gain of $348,000 related to the dissolution of our 50% joint venture in Ithaca, New York.

Income Taxes

For the three months ended September 30, 2014, the Company recognized income tax expense of $1.3 million, resulting in a negative effective tax rate of 161%. For the three months ended September 30, 2013, the Company recognized income tax benefit of $12.8 million, resulting in an effective tax rate of 32%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed.

At September 30, 2014, we recorded a valuation allowance of approximately $2.9 million to reduce deferred income tax assets, primarily net operating loss carryforwards, to the amount that is more likely than not to be realized in future periods. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Also, the computation methodology used to determine the classification of tax expense between continuing and discontinued operations in the current period has produced unusual effective tax rates for the current year period. Due to the breakout of the discontinued operations, the previous quarter reported a higher effective tax rate for continuing operations due to the amount of permanent differences and discrete items relative to pre-tax book income which affected the current year period’s tax expense recorded.

Excluding the impact of the valuation allowance, our effective income tax rate, including discontinued operations for the three months ended September 30, 2014 and 2013, was 35% and 28%, respectively. Our effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include stock-based compensation and certain other non-deductible expenses.

Discontinued Operations

Discontinued operations include the operations of our former Lead Fabricating segment which have been reclassified due to its anticipated sale. Lead Fabricating sales for the three months ended September 30, 2014 of $18.0 million were unchanged compared to $18.0 million for the three months ended September 30, 2013. Volumes declined by 275,000 pounds over the same period last year. The average selling price of lead fabricated products was $1.78 per pound for the three months ended September 30, 2014, compared to $1.74 per pound for the three months ended September 30, 2013. We also recorded a loss of $6.6 million on the goodwill and intangible assets of our Lead Fabricating operations based on the carrying value of the net assets to be sold in excess of the expected sale price. The transaction is expected to be completed by December 31, 2014. Loss from discontinued operations was $4.9 million, net of income tax benefit of $728,000, for the three months ended September 30, 2014 compared to a loss of $670,000, net of income tax expense of $1.9 million for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Consolidated net sales increased by $24.7 million, or 7.1%, to $373.0 million for the nine months ended September 30, 2014 compared to consolidated net sales of $348.3 million for the nine months ended September 30, 2013. Acquisitions added $633,000 to consolidated net sales for the nine months ended September 30, 2014 and were included in other scrap services. Excluding acquisitions, sales increased by $24.1 million. The Company reported increases in selling volumes amounting to $38.1 million which was offset by a decrease in average metal selling prices representing $14.0 million.

Ferrous Sales

Ferrous sales increased by $18.4 million, or 11.5%, to $178.1 million for the nine months ended September 30, 2014, compared to $159.7 million for the nine months ended September 30, 2013. The increase was attributable to higher volume sold of 24,000 tons, or 5.6%, amounting to $8.9 million and higher average selling prices totaling $9.5 million. The average selling price for ferrous products was approximately $391 per ton for the nine months ended September 30, 2014 compared to $370 per ton for the nine months ended September 30, 2013, an increase of 5.7%.

Non-Ferrous Sales

Non-ferrous sales increased by $5.9 million, or 3.2%, to $191.6 million for the nine months ended September 30, 2014, compared to $185.7 million for the nine months ended September 30, 2013. The increase in non-ferrous sales was due to higher sales volumes amounting to $29.1 million but was offset by lower average selling prices totaling $23.2 million. The average selling price for non-ferrous products, excluding the effect of PGM and Minor Metals was $0.90 per pound for the nine months ended September 30, 2014 compared to $0.95 per pound for the nine months ended September 30, 2013, a decrease of 5.3%.

Operating Expenses

Operating expenses increased by $21.7 million, or 6.7%, to $345.4 million for the nine months ended September 30, 2014 compared to $323.7 million for the nine months ended September 30, 2013. The affect of acquisitions was immaterial for the nine months ended September 30, 2014. The increase in operating expenses were primarily due to an increase in the cost of material sold totaling $20.7 million and an increase in other operating expenses totaling $1.0 million. The increase in the cost of material sold was due primarily to a higher volume of material acquired totaling $29.1 million, an increase in freight costs of $890,000 and a reduction in capitalized overhead costs of $614,000 due to lower inventories. These increases were offset by lower per unit costs in the current period amounting to $9.9 million. Scrap metal margin percentage increased 0.1 point from the previous year period. The $1.0 million increase in other operating expense include an increased energy costs of $759,000 due to combination of factors including increases in electric utility and natural gas rates, usage due to exceptionally cold weather in the first quarter of 2014, increased production, particularly natural gas for aluminum De-ox production. Wages and benefits increased by $695,000 due to increased staff and overtime and production and warehouse supplies expensed increased by $103,000 due to higher volumes processed. These items were offset by reductions in rent and occupancy costs of $133,000 due to the dissolution of the Ithaca joint venture in March 2013 and a reduction in property taxes in Buda, Texas; $235,000 reduction in repairs and maintenance costs due to expense incurred in the previous year period for repairs to the De-ox smelter in Syracuse, New York and a net decrease in other miscellaneous operating expenses of $139,000.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $1.1 million, or 6.9%, to $14.9 million, or 4.0% of sales, for the nine months ended September 30, 2014, compared to $16.0 million, or 4.6% of sales, for the nine months ended September 30, 2013. The affect of acquisitions was immaterial for the nine months ended September 30, 2014. The decrease was comprised of lower wage and benefit costs of $805,000 due to the replacement and attrition of higher paid managerial staff, a $197,000 decrease in professional fees due primarily to legal costs related to a customer bankruptcy incurred in the previous year and other miscellaneous expenses of $70,000.

Depreciation and Amortization

Depreciation and amortization decreased by $598,000 to $11.7 million, or 3.1% of sales, for the nine months ended September 30, 2014 compared to $12.3 million, or 3.5% of Scrap Metal Recycling sales for the nine months ended September 30, 2013. The reduction reflects lower levels of depreciable property and equipment in the nine months ended September 30, 2014, offsetting depreciation expense.

Impairment charges

We recognized total goodwill and intangible impairment charges of $38.7 million for the nine months ended September 30, 2013. Based on the comparison of our actual year to date operating results through September 30, 2013, to the forecasted results used in our annual impairment test at December 31, 2012, and the degree to which our results differed from the forecast for most of our reporting units due to a competitive sourcing environment and lower selling prices, we performed an interim goodwill impairment test at September 30, 2013. Using revised forecasts, we determined that the fair value of several of our reporting units did not exceed their respective carrying values as of September 30, 2013 and therefore recorded a $32.3 million goodwill impairment charge. We also recorded a $5.3 million impairment charge to a supplier list and a $1.1 million impairment charge related to the remaining carrying value of the trade name used at our Texas scrap recycling facility.

Financial and Other Income (Expense)

Interest expense was $7.7 million, or 2.1% of sales, for the nine months ended September 30, 2014 compared to $6.7 million, or 1.9% of sales, for the nine months ended September 30, 2013. The $938,000 increase in interest expense was due to higher interest rates on outstanding term debt and convertible notes due to higher interest rates on outstanding term debt and convertible notes due to default under the applicable debt agreements and the amortization of deferred financing costs incurred with the Financing Agreement entered into in November 2013.

Other income for the nine months ended September 30, 2013, includes a gain of $324,000 net of $68,000 in unamortized debt discount and $224,000 in unamortized deferred financing costs on the repurchase of $5.6 million of our notes.

Other income for the nine months ended September 30, 2013, also includes a gain of $348,000 related to the dissolution of the Company’s 50% joint venture in Ithaca, New York.

Income Taxes

For the nine months ended September 30, 2014, the Company recognized an income tax expense of $580,000, resulting in a negative effective tax rate of 9%. For the nine months ended September 30, 2013, the Company recognized an income tax benefit of $14.5 million, resulting in an effective tax rate of 30%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed.

At September 30, 2014, we recorded a valuation allowance of approximately $2.9 million to reduce deferred income tax assets, primarily net operating loss carryforwards, to the amount that is more likely than not to be realized in future periods. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.

On March 31, 2014, the State of New York enacted significant changes to its Corporate Franchise Tax provisions for taxable years beginning on or after January 1, 2015. As part of the New York tax law reform, companies meeting the definition of a ‘qualified New York manufacturer’ will effectively have a 0% tax rate for corporate income tax. Prior to enactment, the Company had maintained deferred state tax assets consisting primarily of tax credits and loss carryforwards in New York which now have no future economic benefit. As a result, $1,495 in net deferred tax assets were charged to income tax expense for the nine months ended September 30, 2014.

Excluding the impact of the valuation allowance, our effective income tax rate, including discontinued operations for the nine months ended September 30, 2014 and 2013, was 22% and 29%, respectively. Our effective rate may also differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include stock-based compensation and certain non-deductible expenses.

Discontinued Operations

Discontinued operations include the operations of our former Lead Fabricating segment which have been reclassified due to its anticipated sale. Lead Fabricating sales decreased by $4.0 million or 7.3%, to $51.1 million for the nine months ended September 30, 2014 compared to Lead Fabricating sales of $55.1 million for the nine months ended September 30, 2013. Volumes fell by 3.3 million pounds compared to the same period last year. The average selling price of lead fabricated products was $1.75 per pound for the nine months ended September 30, 2014, compared to $1.69 per pound for the nine months ended September 30, 2013. We also recorded a loss of $6.6 million on the goodwill and intangible assets of our Lead Fabricating operations based on the carrying value of the net assets to be sold in excess of the expected sale price. The transaction is expected to be completed by December 31, 2014. Loss from discontinued operations was $3.8 million, net of income tax benefit of $5,000, for the nine months ended September 30, 2014 compared to income of $2.2 million, net of income tax expense of $1.8 million for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the nine months ended September 30, 2014, we generated $10.7 million of cash from operating activities compared to $17.7 million of operating cash generated for the nine months ended September 30, 2013. Continuing operations contributed $11.8 million and discontinued operations used $1.1 million of the total cash flows from operating activities for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, the Company’s net loss of $10.9 million less a loss from discontinued operations of $3.8 million were offset by depreciation and amortization expense of $12.8 million, other non-cash charges of $1.6 million and a $4.6 million change in working capital components. The changes in working capital components include an increase in accounts receivable of $7.9 million due to increased sales. This increase was offset by a $4.4 million decrease to inventories also due to the increase in sales, a $5.9 million increase to accounts payable, accrued expenses and other liabilities and a $2.2 million decrease to prepaid expenses and other current assets due primarily to timing. For the nine months ended September 30, 2013, the Company’s net loss of $31.7 million plus income from discontinued operations of $2.2 million were offset by depreciation and amortization expense of $13.1 million, other net noncash items of $30.1 million and a $4.8 million change in working capital components. The changes in working capital components include an decrease in accounts receivable of $2.3 million and a $4.4 million decrease in inventory due to a reduction in the quantity on hand and carrying value of our scrap metal inventory and a $1.3 million increase to accounts payable, accrued expenses and other current liabilities due primarily to the timing of certain payroll and employee benefit accruals. These increases were offset by a $3.1 million increase in prepaid expenses and income taxes receivable due primarily to expected income tax refunds. Continuing operations contributed $14.2 million and discontinued operations contributed $3.5 million of the total cash flows from operating activities for the nine months ended September 30, 2013.

We used $6.8 million in net cash for investing activities for the nine months ended September 30, 2014 compared to using net cash of $10.1 million in the nine months ended September 30, 2013. Continuing operations used $5.8 million and discontinued operations used $1.0 million of the total cash flows from investing activities for the nine months ended September 30, 2014. Continuing operations used $9.4 million and discontinued operations used $721,000 of the total cash flows from investing activities for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we purchased $6.2 million in equipment and received $341,000 in proceeds on the disposal of property. For the nine months ended September 30, 2013, we purchased $7.5 million in equipment and capital improvements and paid $2.0 million, in cash, to acquire two businesses. We also received $158,000 in proceeds from the disposal of equipment.

We used $3.4 million of net cash from financing activities for the nine months ended September 30, 2014, compared to $8.5 million of net cash used for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we increased borrowings on our revolving credit facility by $2.4 million to finance the increase in accounts receivable and borrowed $1.5 million to purchase new equipment. These borrowings proceeds were offset by other debt repayments of $6.7 million and the payment of $664,000 in debt issuance costs. For the nine months ended September 30, 2013, total new borrowings were $2.1 million. These borrowings proceeds were offset by other debt repayments of $9.3 million, the payment of $725,000 in debt issuance costs related to credit facility amendment with JPMChase and $577,000 in net repayments of our revolving credit facility. All cash used in financing activities for the nine months ended September 30, 2014 and 2013 were for continuing operations.

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

Under the terms of the Notes, the holders were entitled to deliver notices of redemption on or before June 30, 2014, requiring the Company to redeem the Notes, at par, plus any accrued but unpaid interest through the date of redemption. At March 31, 2014 and June 30, 2014, we were not in compliance with the Maximum Leverage Ratio covenant under the Financing Agreement. The March 31 noncompliance was waived by the senior lenders but availability under the term portion of the Financing Agreement was restricted by the senior lenders and upon request for redemption, we were unable to redeem the Notes. On June 30, 2014, we received redemption notices from the Note holders and were unable to draw funds under the Financing Agreement meant to redeem the Notes and consequently we were in default on the Notes.

On October 21, 2014, we entered into a Second Amendment to the Financing Agreement. The Second Amendment increases interest rate margins to 2.75% for Base rate revolving loans and 3.75% for LIBOR-based revolving loans; 8.50% for Base rate term loans and 9.50% for LIBOR-based term loans. The Second Amendment also resets the Maximum Leverage Ratio for the quarterly periods through December 31, 2016 with further reset provisions subject to certain specified asset sales and excluded the balance of the Notes from the debt component of the leverage ratio calculation. In addition to a cash amendment fee of $578,000, the senior lenders also received an additional fee of $3.5 million that is payable either in cash at the maturity of the outstanding term loans under the Financing Agreement and/or, at the holder’s option, but without duplication, in shares of the Company’s common stock pursuant to a warrant issued at closing with a cashless exercise feature. The Second Amendment also waives the existing defaults under the Financing Agreement, lifts a non-payment blockage to junior lenders and provides consent to amend the Notes.

Senior Unsecured Convertible Notes Payable:

On April 23, 2008, we entered into a Securities Purchase Agreement with accredited investors (“Note Holders”) which provided for the sale of $100 million of Senior Unsecured Convertible Notes (the “Notes”) convertible into shares of our common stock (“Note Shares”). The conversion price of the Notes was $14.00 per share. The Notes bore interest at 7% per annum, payable in cash, and matured in April 2028. In addition, the Notes contained an optional repurchase right exercisable by the Note Holders on June 30, 2014, whereby each Note Holder had the right to require the Company to redeem its Note at par. On June 30, 2014, we received redemption notices from the Note holders and were unable to draw funds under the Financing Agreement intended to redeem the Notes. Consequently we were in default on the Notes.

As of September 30, 2014, the outstanding balance plus accrued unpaid interest of $1.1 million on the Notes was $24.3 million (net of $282,000 in unamortized discount related to the original fair value of warrants issued with the Notes). On October 20, 2014, the Note holders converted $10.0 million of the debt to Metalico common stock under the terms of the Notes at a negotiated rate of $0.9904 per share. Pursuant to individual Exchange Agreements dated October 21, 2014, the holders exchanged the remaining principal balance plus accrued unpaid interest, a total of $14.7 million, for three sets of “New Series Convertible Notes” (described below) and a right to receive additional common shares in the event the trading price of the Company’s stock falls below certain values, determined at the fortieth trading day after the date of the Exchange Agreement.

New Series Convertible Notes

The remaining $14.7 million Note balance not converted on October 20, 2014, was exchanged into New Series Convertible Notes. The aggregate principal amounts of each of the “Series A” New Series Convertible Notes and the “Series C” New Series Convertible Notes is $4.5 million and the aggregate principal amount of the “Series B” New Series Convertible Notes is $5.7 million. The New Series Convertible Notes mature on July 1, 2024 and bear interest, payable in kind, at a rate of 13.5% per annum. The interest rate was applicable retroactively to balances under the original Notes as of July 1, 2014 and resulted in $804,000 of paid in kind interest expense in the quarter ended September 30, 2014. Portions of the new notes may be paid from proceeds of the Company’s previously announced planned divestiture of non-core assets.

“Series A” New Series Convertible Notes may be converted into shares of Metalico common stock at any time after issuance at a rate of $1.30 per share. We may not redeem any portion of the Series A Notes prior to July 1, 2017, and after that may redeem all or a portion of the balance subject to a premium payable in additional shares of stock. “Series B” and “Series C” New Series Convertible Notes will be assigned their conversion rates based on a “Note VWAP” calculation triggered as of the determination dates of December 31, 2014 and April 30, 2015, respectively. “Note VWAP” is the weighted average price of Metalico common stock for a thirty-day trading period including the fifteen trading days prior to, and the fifteen trading days commencing on, the applicable determination date. As of the end of the applicable Note VWAP measuring period, each new series will have a conversion rate of 110% of its respective Note VWAP and will be convertible to Metalico common stock as of such date. All or a portion of the Series C and Series B New Convertible Notes may be redeemed by the Company, in that order, from portions of the proceeds of the Company’s previously announced planned divestiture of non-core assets in certain stated and permitted amounts. Redemptions of Series B and Series C New Convertible Notes from proceeds of such asset sales before their respective determination dates may be made at par without premium or penalty, and after such dates subject to the same premium as the Series A Notes.

Other Secured Debt

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10.4 million. We used $6.6 million to repay a term loan provided under our previous credit agreement with JPMorgan Chase Bank, NA, Inc., as agent, and other lenders party thereto. The loan is secured by the Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with the TPG lending group, the Company and First Niagara entered into an amendment adopting the covenants prescribed by the Second Amendment of the Financing Agreement. All cross defaults due to the default under the Financing Agreement have been waived by First Niagara. A previous loan modification shortened the First Niagara maturity to coincide with the maturity of the Financing Agreement in November 2019 and accordingly increased the required monthly payments from $110,000 to $141,000. The interest rate under the loan remains unchanged at 4.77% per annum. As of September 30, 2014 and December 31, 2013, the outstanding balance under the loan was $7.7 million and $8.7 million, respectively.

Future Capital Requirements

As of September 30, 2014, we had $7.5 million in cash and availability under the revolver portion of the Financing Agreement of $11.5 million. As of September 30, 2014, our current liabilities totaled $34.5 million. Having cured the defaults under our debt agreements, we were able to reclassify a significant portion of our debt to long-term. We expect to fund our current working capital needs, interest payments and capital expenditures with cash on hand and cash generated from operations, supplemented by borrowings available under the Financing Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt.

Historically, the Company has entered into negotiations with its lenders when it was reasonably concerned about potential breaches and prior to the occurrences of covenant defaults. A breach of any of the covenants contained in lending agreements could result in default under such agreements. In the event of a default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require the Company to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts borrowed by the Company, together with accrued interest, to be due and payable. In the event that this occurs, the Company may be unable to repay all such accelerated indebtedness, which could have a material adverse impact on its financial position and operating performance. The Second Amendment to the Financing Agreement modified the quarterly maximum leverage ratio covenant through December 31, 2016, to a level which we reasonably expect to achieve. However, material adverse macroeconomic conditions or deteriorating conditions in the commodity markets in which we operate could have a material impact to our operating results and affect our ability to meet our debt covenants. No assurance can be given that we will be able to meet our modified debt covenants or that our lenders will waive any event of noncompliance.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2014, $83.8 million of our outstanding debt consisted of variable rate borrowings pursuant to the Financing Agreement entered into on November 21, 2013. Borrowings under the Financing Agreement bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings at September 30, 2014 were to equal the average borrowings under our Financing Agreement during a fiscal year, a hypothetical 1% increase or decrease in interest rates would increase or decrease interest expense on our variable borrowings by approximately $838,000 per year on our variable rate debt with a corresponding change in cash flows. We have no open interest rate protection agreements as of June 30, 2014.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM and lead metals which are at times volatile. See the discussion under the section entitled “Risk Factors — The metals recycling industry is highly cyclical and export markets can be volatile” in our Annual Report on Form 10-K for 2013 filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect on the carrying value of our inventories. We have no open commodity price protection agreements as of September 30, 2014.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock price has fluctuated widely over the past twelve months, and the trading price of our common stock is likely to continue to be volatile, which could result in substantial losses to investors and litigation.

At the time of this filing, the trading price of shares of the Company’s common stock has been significantly lower than the trading price of the Company’s common stock over the past twelve months. Further, there has been a significant increase in the volume of common stock traded during the months of October and November of this year. It is possible that such price and volume fluctuations will continue to occur, regardless of our operating performance. These factors may have an adverse impact on the trading value and liquidity of our common stock, and may result in substantial losses to investors.

The uncertainty as to how many shares of common stock will be issued in connection with the Series B new convertible notes, Series C new convertible notes and the issuance of additional common shares may cause further dilution of current stockholders’ equity, and additionally may cause the trading price of our common stock to decrease.

As previously disclosed by the Company, on October 21, 2014, pursuant to the terms of certain Exchange Agreements, we agreed to exchange an aggregate of approximately $14.7 million of outstanding principal and accrued and unpaid interest under our 7% Senior Convertible Notes due 2028 into (i) new convertible notes in the aggregate principal amount of approximately $14.7 million and (ii) a right to receive a number of additional shares of our common stock in accordance with, and subject to, the terms set forth in the Exchange Agreements. The new convertible notes consist of the “Series A” new convertible notes, the “Series B” new convertible notes and the “Series C” new convertible notes.

The conversion rate for debt held under the Series B notes and Series C notes is contingent upon the average price of our common stock during the fifteen (15) consecutive trading days before December 31, 2014 or April 30, 2015, respectively, and the fifteen (15) consecutive trading days commencing on and including December 31, 2014 or April 30, 2015, respectively. As such, the Company is unable to determine the precise number of shares that may be issued in connection with such conversions, which has the potential to create significant downward pressure on the trading price of our common stock. Further, as the conversion price decreases, the number of shares to be issued will increase, and thus the issuance of such shares may result in the dilution of current stockholders’ equity. Such issuances may adversely affect stockholders’ ability to sell their shares of our common stock at or above the price they paid for shares of our common stock, if at all.

The number of additional common shares to be issued under the Exchange Agreements is contingent upon the average price of our common stock during the forty (40) consecutive trading days beginning on, and including, the trading day immediately following October 21, 2014. As such, the Company cannot definitively determine the number of additional common shares that will be issued, which has the potential to create significant downward pressure on the trading price of our common stock. The issuance of additional common shares and any resulting dilution or decrease in trading price may result in substantial losses to investors.

Item 3. Defaults Upon Senior Securities

On or before June 30, 2014, the Company received redemption notices from all holders of its 7% Convertible Notes representing the aggregate principal of $23.5 million. The redemption notices required the Company to redeem the Notes, at par, plus any accrued but unpaid interest through the date of redemption. Availability provided under the Financing Agreement to redeem the Notes was restricted by the senior lenders due to the Company’s noncompliance with the Maximum Leverage Ratio covenant as of March 31, 2014 as prescribed by the Financing Agreement. The Company’s inability to redeem the Notes was a default under the terms of the Notes and its failure to redeem the Notes was a default under the terms of the Financing Agreement.

On October 21, 2014, the Company cured its default under the Financing Agreement by entering into an amendment which waives the existing default, modifies future debt covenants, lifts a non-payment blockage to junior lenders and provides consent to amend the Convertible Notes. The Company cured its default with Convertible Note holders with a restructuring that provided for conversion of $10.0 million of Notes into the Company’s common stock at a negotiated price and the issuance of New Series Convertible Notes for the remaining $14.7 million balance. Other cross defaults with junior lenders have also been waived upon adoption of the Second Amendment to the Financing Agreement.

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

METALICO, INC.
(Registrant)

Date: November 14, 2014	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: November 14, 2014	By:	/s/ KEVIN WHALEN
Kevin Whalen
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)