Form 10-K
period 2014-12-31
METALICO INC
filed 2015-04-15
CIK 1048685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Common stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was $52,218,522.

Number of shares of Common stock, par value $.001, outstanding as of April 15, 2015: 73,687,936

METALICO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

Forward Looking Statements

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

Metalico, Inc. and subsidiaries (referred to in this Annual Report on Form 10-K as the “Company,” “Metalico,” “we,” “us,” “our,” and similar terms) operate twenty-eight scrap metal recycling facilities (“Scrap Metal Recycling”), including an aluminum de-oxidizing plant co-located with a scrap metal recycling facility, in a single reportable segment.

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

We have historically maintained a small corporate team that sets our strategic goals and overall strategy. We allow each subsidiary autonomy for material purchasing and have centralized selling capabilities in our scrap metal recycling operations to make better use of our economies of scale. The corporate team approves all acquisitions and operating budgets, allocates capital to the business units based upon expected returns and risk levels, establishes succession plans, ensures operations maintain a consistent level of quality; evaluates risk and holds the management of each business unit accountable for the performance of its respective business unit.

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

We continue to be one of the largest full-service metal recyclers in Central and Western New York, with eleven recycling facilities located in that regional market. We also have a significant presence in Western Pennsylvania and Eastern Ohio. Metalico`s growth strategy has been to penetrate geographically contiguous markets through acquisition. This strategy has allowed us to benefit from increased scrap volumes and operating synergies that are available through consolidation.

Our operations primarily involve the collection and processing of ferrous and non-ferrous metals. We collect industrial and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our ultimate consumers that include electric arc furnace mills, integrated steel mills, foundries, secondary smelters, aluminum recyclers and metal brokers. We acquire unprocessed scrap metals primarily in our local and regional markets and sell to consumers nationally and in Canada as well as to exporters and international brokers. Some of the metal commodities we recycle include steel, copper, aluminum, stainless steel, molybdenum, tantalum, platinum, lead and many others. We are also able to supply quantities of scrap aluminum to our aluminum recycling facility. We believe that we provide comprehensive product offerings of both ferrous and non-ferrous scrap metals.

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

We operate our scrap metal recycling business in a single reportable segment. We have collection and processing facilities in the following locations as of the date of this filing:

Location	Number of Facilities
Buffalo, New York	3
Niagara Falls, New York	1
Lackawanna, New York (Hamburg)	1
Rochester, New York	3
Syracuse, New York	1
Jamestown, New York	1
Olean, New York	1
Elizabeth, New Jersey	1
Akron, Ohio	1
Youngstown, Ohio	1
Warren, Ohio	1
Cleveland, Ohio	1
Pittsburgh/Western Pennsylvania	5
Bradford, Pennsylvania	1
Lancaster, Pennsylvania	1
Conway, Pennsylvania	1
North East, Pennsylvania	1
Warren, Pennsylvania	1
Colliers, West Virginia	1
Gulfport, Mississippi	1

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

Discontinued Lead Fabricating

On December 1, 2014, we closed on the sale of substantially all of the assets of our Lead Fabricating operations (“Lead Fabricating”) which included all of Metalico’s operating lead businesses in Alabama, Illinois and California, together with our owned real estate and leasehold interests in those states used by our Lead facilities. Lead Fabricating represented a second reportable segment up until its sale. Thus, we presently operate in one reporting segment.

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

We currently have three scrap metal shredding facilities with access to an extensive feeder yard network for sourcing material, and we continue to expand the feed source for our shredding facilities. In December 2013, we acquired a small auto salvage and parts provider in North East, Pennsylvania and substantially all of the assets of a family-owned scrap iron and metal recycling business with facilities in Warren, Pennsylvania and Olean, New York to support our shredder facility in Buffalo, New York. In 2013, we completed a significant investment in the refurbishment of our shredder and facility in Youngstown, Ohio. In early 2012, our state-of-the-art indoor shredder in Western New York became fully operational. We also acquired certain accounts, equipment and a lease of certain real property to operate a scrap metal recycling facility near Pittsburgh to support our shredder located nearby on Neville Island in the greater Pittsburgh area.

Some of our specific business strategies are:

Improve operating density. We continually seek to improve operating density within our existing geographic market through the expansion of our industrial supplier base. We look to expand our supplier and customer base by marketing our range of services to existing and potential suppliers and consumers as well as by supplementing the activities in our existing platforms with complementary tuck-in acquisitions, or greenfield/brownfield feeder facilities where and as they may become available and when our financial resources permit.

Expand scrap metal recycling. We continue to seek to increase the number of feeder and satellite scrap locations to support our larger platform operations with ferrous and non-ferrous scrap material to the extent our access to capital allows. In addition, we also look to grow through expanding our feeder network by exploring select joint ventures with metal processors and suppliers. We continue to develop the efficiencies of our auto-shredding capabilities through capital investment in new technologies and better equipment in order to better compete in that segment of the scrap metal recycling industry.

Complete value-creating acquisitions. We target acquisition candidates we believe will earn after-tax returns in excess of our cost of capital. In new markets, we seek to identify platform businesses that can provide market growth and consolidation opportunities. We have had success finding realistically valued acquisition opportunities in markets we target for expansion. However, we often face competition for these targets and we may be dependent on our ability to raise capital in the public markets and given the current difficult operating environment of our industry, that could make these target acquisitions difficult.

Capture benefits of integration. We have historically sought to capture the benefits of business integration whenever possible. For example, with the completion of our indoor shredder in the Buffalo area, a portion of feedstock previously shipped to a company-owned facility in Pittsburgh has been kept local, reducing transportation costs and decreasing the time to process material. Expansion of our current scrap yard network in Western New York enhances the flow of feedstock to our Buffalo shredder operations. For example, feedstock from our Syracuse and Rochester facilities previously sold to third-party shredders is now processed at our shredder. Our 2013 acquisitions complement our existing network of scrap metal collection facilities by providing additional sources of scrap material for our platform facilities within proximity of their locations. This strategy allows our subsidiaries to take advantage of transportation efficiencies, avoid some of the processing costs associated with preparing scrap for sale to third parties, internalize pricing mark-ups and expand service to consumers. Intercompany revenues for the years ended December 31, 2014, 2013 and 2012 were $50.2 million, $45.3 million and $53.3 million, respectively.

Maximize operating efficiencies. Our goal is to continue improving operating efficiency in all business segments in order to maximize operating margins in our business. We have made significant investments in property, plant and equipment designed to make us a more efficient processor, helping us to achieve economies of scale. Over the past few years we have acquired used rail cars at scrap value, nearly all of which were refurbished and put back in service to augment our existing transportation fleet. In 2014, our fleet totaled 142 railcars which we use to improve transportation efficiency and availability. On a Company-wide basis, we continue to invest in new equipment and make improvements to enhance productivity and to protect the environment, such as upgrading non-ferrous separation systems on or shredders and installing oil water collectors/separators in our scrap yards.

Mitigate commodity price risk. We believe that, in most economic environments, an operation with diversification among different metal commodities minimizes our exposure to fluctuations in any single metal market. Ferrous, Non-ferrous and other scrap services and lead based products represented 46.8%, 52.3% and 0.9%, respectively, of our total revenue for the year ended December 31, 2014 as compared to approximately 46.8%, 52.4% and 0.8%, respectively, for the year ended December 31, 2013. Our non-ferrous sales are spread over six primary metals groups: aluminum, stainless steel, red metals, platinum group metals, lead and minor metals.

Rapidly turn inventory in order to minimize exposure to commodity price risk and avoid speculation. We consistently turn inventory in order to minimize exposure to commodity price swings and maintain consistent cash flows, however, this strategy may not protect against significant movements in commodity pricing. We enter into forward sales contracts with PGM substrate processors to limit exposure to rapid and significant fluctuations in platinum prices.

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

Ferrous Scrap Sales. We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, exporters and brokers who aggregate materials for large consumers. Most of our consumers purchase processed ferrous scrap according to a negotiated spot sales contract that establish the price and quantity purchased for the month. The price at which we sell our ferrous scrap depends upon market demand and competitive pricing, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of rail, barge or truck transportation to the buyer. Ferrous scrap is shipped via truck, barge and rail transportation. Ferrous scrap transported via truck is sold predominately to mills usually located in Pennsylvania, New York and metropolitan Toronto within eight hours of our recycling facilities. Ferrous scrap transported via rail can be shipped anywhere in the continental United States. Ferrous scrap is also shipped by barge to mills on the Mississippi River and exporters located in the Gulf region. Our recycling facilities ship primarily via rail to consumers in Pennsylvania, Ohio, Illinois, and Indiana and export yards to the east coast. Ferrous scrap metal sales accounted for approximately 46.8% and 46.8% of total revenue for the years ended December 31, 2014 and 2013, respectively. We believe our profitability may be enhanced by our offering a broad product line to a diversified group of scrap metal consumers. Our ferrous scrap sales are accomplished through a centrally managed calendar month sales program.

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

Non-Ferrous Scrap Sales. We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers and exporters. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of national and international economic activity, with prices generally linked to quotations for primary metal on the London Metal Exchange or COMEX Division of the New York Mercantile Exchange. Suppliers and consumers of non-ferrous metals also use these exchanges to hedge against metal price fluctuations by buying or selling futures contracts. PGM sales are primarily based on the volume and price of PGMs recovered from processing catalytic converters. The value in PGMs is significant enough that it is even profitable to recover minute particles of precious metal from the dust that ends up in the recycling plant’s air handling system. Scrap steel from the tail pipes of the exhaust sections as well as the metal casing of the catalytic converters generates revenues based on the market prices of stainless steel. Most of our consumers purchase processed non-ferrous scrap according to a negotiated spot sales contract that establishes the price and quantity. Non-ferrous scrap is shipped predominately via third-party truck to consumers generally located east of the Mississippi River. Non-ferrous metal sales including PGM and Minor Metal sales accounted for approximately 52.3% and 52.4% of our total revenue for the years ended December 31, 2014 and 2013, respectively. We do not use futures contracts to hedge prices for our non-ferrous products.

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

Seasonality and Other Conditions

Our Scrap Metal Recycling business generally experiences seasonal slowness in the month of July and winter months, as customers tend to reduce production and inventories and winter weather impacts construction and demolition activity. In addition, periodic maintenance shutdowns or labor disruptions at our larger customers may have an adverse impact on our operations. Our operations can be adversely affected as well by protracted periods of inclement weather or reduced levels of industrial production, which may reduce the volume of material processed at our facilities.

Employees

At March 1, 2015, we had 549 employees. Twenty-one employees located at the scrap processing facility in Akron, Ohio, approximately 4% of the Company’s continuing workforce, were covered by a collective bargaining agreement with the Chicago and Midwest Regional Joint Board. On June 26, 2014, the members of the Joint Board ratified a new three-year contract that expires on June 25, 2017.

A strike or work stoppage could impact our ability to operate our Akron facility. Our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees. However, there can be no guarantee that future contract negotiations will be successful or completed without a work stoppage.

Segment Reporting

On December 1, 2014, the Company divested the assets and liabilities of its former Lead Fabricating segment which comprised the entirety of its former Lead fabricating reportable segment. The operating results of the former Lead Fabricating segment have been reclassified into discontinued operations in the condensed consolidated statements of operations and cash flows. Prior period amounts were conformed to the current period presentation.

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

We make available at no cost on our website, www.metalico.com, our reports to the SEC and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. Interested parties should refer to the Investors link on the home page of our website located at www.metalico.com. Information contained on our website is not incorporated into this report. In addition, our Code of Business Conduct and Ethics and our Insider Trading Policy, and the charters for the Board of Directors’ Audit Committee, Compensation Committee and Nominating Committee, all of which were adopted by our

Board of Directors, can be found on the Company’s website through the Corporate Governance link on the Investors page. We will provide these governance documents in print to any stockholder who requests them. Any amendment to, or waiver of, any provision of the Code of Ethics and any waiver of the Code of Business Conduct and Ethics for directors or executive officers will be disclosed on our website under the Corporate Governance link.

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

Although we seek to turn over our inventory of raw or processed scrap metals as rapidly as markets dictate, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, have been extremely volatile and we expect this volatility to continue. Such volatility can be due to numerous factors beyond our control, including:

•	general domestic and global economic conditions, including metal market conditions;

•	competition;

•	the financial condition of our major suppliers and consumers;

•	the availability of imported finished metal products;

•	international demand for U.S. scrap;

•	the availability and relative pricing of scrap metal substitutes;

•	import duties and tariffs;

•	currency exchange rates;

•	geopolitical unrest

•	demand from exchange traded funds; and

•	domestic and international labor costs.

Although we have historically attempted to raise the selling prices of our scrap recycling products in response to an increasing price environment, competitive conditions may limit our ability to pass on price increases to our consumers. In a decreasing price environment, we may not have the ability to recoup the cost of raw materials used in fabrication and raw scrap we process and sell to our consumers.

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

Our business may be adversely affected by increases in steel imports into the United States which will generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals domestically. Our operating results could also be negatively affected by strengthening or weakening in the US dollar. Recent US dollar strength has weakened overseas buyers demand for scrap exported from the US and are finding price favorable alternatives to source material. This is in turn has kept recycled scrap normally bound for export to remain in the US, increasing available supply, resulting in lower selling prices. Export markets, including Asia and the Middle East and in particular China and Turkey, are important to the scrap metal recycling industry. In addition to currency implications, weakness in economic conditions in these export markets and in particular slowing growth in China as well as economic weakness and political uncertainty in Turkey or their consumers, could negatively affect us further.

An impairment in the carrying value of goodwill or other acquired intangibles could negatively affect our operating results and net worth.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of supplier lists, trademarks, trade names and other acquired intangibles. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by our management at least annually for impairment. Events and conditions that could result in impairment include changes in the industries in which we operate, as well as competition, a significant product liability or environmental claim, or other factors leading to reduction in forecasted sales or profitability. At December 31, 2014, we performed our annual impairment test on all of our intangible assets. Based on lower forecasted margins resulting from competitive pressures and a sharp decline in metal commodity prices, we recorded goodwill impairment charges of $3.9 million at our Bradford, Pennsylvania scrap recycling unit. We also closed our waste transfer station in Rochester, New York, a component of our New York scrap recycling reporting unit which resulted in an additional goodwill impairment charge of $1.2 million. We also recorded $6.0 million in impairment charges to the carrying value of other intangible assets consisting of $3.8 million supplier lists and $2.2 million in non-compete agreements. The impaired supplier lists were comprised of $1.5 million for Akron,

Ohio; $425,000 for Youngstown, Ohio $992,000 for our Bradford, Pennsylvania location and $871,000 to the supplier list at our Cleveland, Ohio joint venture location due to its dissolution. We also recorded an impairment charge of $1.0 million to non-compete covenants at our Bradford, Pennsylvania location as the likelihood of competition from the covenant parties was not probable. An impairment charge of $1.2 million was also recorded on the non-compete covenant at our Cleveland Ohio facility as the non-compete was no longer enforceable upon dissolution of the joint venture.

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

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty. This going concern opinion, and any future going concern opinion, could materially limit our ability to raise additional capital. We have incurred significant losses in the last several years and we may not become profitable in the future. The perception that we may not be able to continue as a going concern may cause business partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

We have had substantial losses and expect to incur losses in the future.

We have incurred substantial net losses of $44.4 million, $34.8 million and $13.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. These net losses included non-cash impairment charges to goodwill and other intangible assets of $11.2 million, $38.7 million and $19.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, we had an accumulated deficit of $82.4 million. We expect our losses to continue until such time as the demand for scrap metal improves and the economics of buying, processing and selling scrap material provides sufficient gross margins to enable profitable operations. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Our inability to achieve and then sustain profitability would have a material adverse effect on our results of operations and business.

Our significant indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

As of December 31, 2014, the total principal amount of our debt outstanding was $79.4 million. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments, we may incur additional indebtedness in the future. We anticipate our debt service payment obligations during 2015, excluding payment of interest in-kind on our New Series Convertible Notes, will be approximately $11.0 million, comprised of principal of $6.5 million and interest of $4.5 million. As of December 31, 2014, approximately $51.4 million of our debt accrued interest at variable rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Based on actual amounts outstanding as of December 31, 2014, if the interest rate on our variable rate debt were to increase by 1%, our annual debt service payment obligations would increase by $141,000 due to interest rate floors on certain of our variable rate debt. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:

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

We continue to rely on borrowings under our senior credit facility and from other lenders to operate our business. However, we may have insufficient availability under our existing credit facility or the ability to borrow from other lenders to pay off maturing debt obligations

Our debt agreements contain covenants that restrict our ability to engage in certain transactions and may restrict our ability to operate our business and failure to comply with the terms of such agreements could result in a default that could have material adverse consequences for us.

Under our senior credit agreement, we are required to satisfy specified financial covenants, including a maximum leverage ratio whereby our total debt may not exceed a certain multiple of our trailing twelve months earnings before interest tax, depreciation and amortization (“EBITDA”) and a limit on our maximum capital expenditures. We have in the past been in default under certain of our prior loan facilities, but we obtained retroactive covenant modifications or had noncompliance waived in each case. In addition, we have in the past adjusted covenants contained in our prior loan facilities to protect against noncompliance and prepaid some of our outstanding debt. Our ability to comply with these specified financial covenants and other covenants may be affected by general economic and industry conditions, as well as market fluctuations in metal prices and other events beyond our control. We do not know if we will be able to satisfy all such covenants in the future. Our breach of any of the covenants contained in agreements governing our indebtedness, including our senior credit agreement, could result in a default under such agreements.

In the event of a default, a lender could elect not to make additional loans to us, could require us to repay some of our outstanding debt prior to maturity, and/or to declare all amounts borrowed by us, together with accrued interest, to be due and payable. In the event that this occurs, we would be unable to repay all such accelerated indebtedness.

We have pledged substantially all of our assets to secure our borrowings.

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

The markets in which we operate are highly competitive. Competitive pressures from existing and new competitors could have a material adverse effect on our financial condition and results of operations.

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

We compete in a global market with regard to the sale of processed scrap. Competition for sales of processed scrap is based primarily on the price, quantity and quality of the scrap metals, as well as the level of service provided in terms of consistency of quality, reliability and timing of delivery. To the extent that one or more of our competitors becomes more successful with respect to any key factor, our ability to attract and retain consumers could be materially and adversely affected. We are also subject to competition from foreign sources where scrap material can be imported into the U.S. due to unfavorable currency exchange rates competing with us in the U.S. domestic market. Our scrap metal processing operations also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap, which could result in lower prices for such products.

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

We depend on an uninterrupted supply of natural gas in our aluminum de-ox facilities. Supply for natural gas depends primarily upon the number of producing natural gas wells, wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and access to dependable methods of delivery. The level of these activities is primarily dependent on current and anticipated natural gas prices. Many factors, such as the supply and demand for natural gas, the impact of severe weather, general economic conditions, political instability or armed conflict in worldwide natural gas producing regions and global weather patterns including natural disasters such as hurricanes affect these prices. Natural gas prices in the past have been very volatile. Additional prolonged substantial increases would have an adverse effect on the costs of operating our facilities and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our consumers. We purchase most of our electricity and natural gas requirements in local markets for relatively short periods of time. As a result, fluctuations in energy prices can have a material adverse effect on the costs of operating our facilities and our operating margins and cash flow.

The loss of any member of our senior management team or a significant number of our managers could have a material adverse effect on our ability to manage our business.

Our operations depend heavily on the skills and efforts of our senior management team, including Carlos E. Agüero, our Chairman, President and Chief Executive Officer, Michael J. Drury, our Executive Vice-President and Chief Operating Officer; and the other employees who constitute our executive management team. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. We cannot give assurance that we will be able to retain the services of any of these individuals. We face intense competition for qualified personnel, and many of our competitors have greater resources than we have to hire qualified personnel. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our ability to manage our business.

The concentration of our consumers and our exposure to credit risk could have a material adverse effect on our results of operations and financial condition.

Sales to our ten largest consumers represented approximately 45.2% of consolidated net sales for the year ended December 31, 2014 and 47.6% of consolidated net sales for the year ended December 31, 2013. Sales to our largest consumer represented approximately 8.6% of consolidated net sales for the year ended December 31, 2014 and 5.8% of consolidated net sales for the year ended December 31, 2013. In connection with the sale of our products, we generally do not require collateral as security for consumer receivables. We maintain credit insurance on certain customers to reduce our risk of loss on a portion of the balances owed to us however it may not entirely protect us from loss. We have significant balances owing from some consumers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables. The loss of a significant consumer or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

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

The scrap metal recycling market is subject to demand from the steel making industry and other industries which rely on different metals as raw material to make finished product.

Demand for scrap metal from the mills and foundries to whom we sell to and who use it as raw material is subject to demand for their finished products. Weakness in such industries as the mining, oil and gas exploration, automobile manufacturing ultimately lessens demand for scrap metal. Periods of low demand from these industries have a negative effect on scrap metal prices and have a negative impact to the carrying value of our inventory and our operating results.

In order to maintain the supply line of catalytic converters for our PGM recycling operations, we make unsecured advances to vendors. A significant downturn in the price of platinum group metals could result in the loss of a significant portion of those unsecured advances.

Vendor advances consist principally of unsecured advances to suppliers for purchase of catalytic converters for recycling. These advances are necessary in order to maintain the supply line of catalytic converters. Management works diligently to monitor such advances. As of December 31, 2014, advances to converter vendors totaled $318,000, and were reduced by an allowance of $49,000 for uncollectible advances. Net advances of $269,000 were reported in prepaid and other current assets in the consolidated balance sheet as of December 31, 2014. A significant downturn in the price of platinum group metals could result in the loss of a significant portion of these advances and have a negative impact to our operating results.

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

Environmental legislation, regulation and enforcement continue to evolve and it is possible that we will be subject to even more stringent environmental standards in the future. For these reasons, future capital expenditures for environmental control facilities cannot be predicted with accuracy; however, as environmental control standards become more stringent, our compliance expenditures could increase substantially. Due to the nature of our scrap metal recycling business, it is likely that inquiries or claims based upon environmental laws may be made in the future by governmental bodies or individuals against us and any other scrap metal recycling entities that we may acquire. The location of some of our facilities in urban areas may increase the risk of scrutiny and claims. We cannot predict whether any such future inquiries or claims will in fact arise or the outcome of such matters. Additionally, it is not possible to predict the amounts of all capital expenditures or of any increases in operating costs or other expenses that we may incur to comply with applicable environmental requirements, or whether these costs can be passed on to consumers through product price increases.

Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but that have been found to affect the environment and to create public rights of action for environmental conditions and activities. As is the case with scrap metal recycling in general, if damage to persons or the environment has been caused, or is in the future caused, by hazardous materials activities of us or our predecessors, we may be fined and held liable for such damage. In addition, we may be required to remedy such conditions and/or change procedures. Thus, liabilities, expenditures, fines and penalties associated with environmental laws and regulations might be imposed on us in the future, and such liabilities, expenditures, fines or penalties might have a material adverse effect on our results of operations and financial condition.

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

Our operations are increasingly being subject to stringent regulations which could make it more difficult to buy scrap metal.

Several jurisdictions where we buy scrap metal have passed ordinances that require significant record keeping on who we purchase material from and the type of material we buy. Other jurisdictions do not permit us to use cash to pay for material. Our locations subject to these rules have instituted necessary procedures to comply with these requirements. Vendors who sell material to us may be deterred from having to submit to the information requirements and payment restrictions and may seek other scrap metal buyers with less stringent buying practices. These regulations may have an effect on our ability to maintain scrap material flows at competitive prices and could impact our operating results.

If more of our employees become members of unions, our operations could be subject to interruptions, which could adversely affect our results of operations and cash flow.

As of December 31, 2014, twenty-one employees located at our scrap processing facility in Akron, Ohio, approximately 4% of our workforce were represented by the Chicago and Midwest Regional Joint Board and

were covered by a collective bargaining agreement. On June 26, 2014, the members of the Joint Board ratified a new three-year contract that expires on June 25, 2017. Although we are not aware at this time of any current attempts to organize other employees of ours, our employees may organize in the future. If we are unable to successfully negotiate the terms of renewals of the contracts governing our employees in the future or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and cash flows could be materially and adversely affected.

Our operations present significant risk of injury or death. We may be subject to claims that are not covered by or exceed our insurance and we may be subject to new laws which could impact our ability to secure certain insurances or increase the cost of obtaining certain insurance.

Because of the heavy industrial activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors, notwithstanding the safety precautions we take. Our operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration (“OSHA”), which has from time to time levied fines against us for certain isolated incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future. These types of incidents may not be covered by or may exceed our insurance coverage and may have a material adverse effect on our results of operations and financial condition. Also, changes in the ability of injured employees in certain jurisdictions to make claims for injuries sustained on the job has impacted insurers’ willingness to extend certain types of coverage or increased our cost to obtain certain coverage.

Our business is seasonal and affected by weather conditions, which could have an adverse effect on our revenues and operating results.

Our scrap metal recycling business generally experiences seasonal slowness in the months of July and December, as consumers tend to reduce production and inventories. In addition, periodic maintenance shutdowns or labor disruptions at our larger consumers may have an adverse impact on our operations. Our operations can also be adversely affected by periods of inclement weather, particularly during the winter, which can adversely impact industrial and construction activity as well as transportation and logistics.

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

We intend to develop “greenfield” projects, either on our own or through joint ventures. There are risks commonly associated with the start-up of such projects which could result in operating difficulties or delays in the start-up period. We are also subject to capital constraints that may limit our ability to undertake such projects. These risks and constraints may cause us not to achieve our planned production, timing, quality, environmental or cost projections, which could have a material adverse effect on our results of operations, financial condition and cash flows. These risks include, without limitation, difficulties in obtaining permits, equipment failures or damage, errors or miscalculations in engineering, design specifications or equipment manufacturing, faulty construction or workmanship, defective equipment or installation, human error, industrial accidents, weather conditions, failure to comply with environmental and other permits, and complex integration of processes and equipment.

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

Our certificate of incorporation, our bylaws, our stockholder rights plan, Delaware law and certain instruments binding on us contain provisions that could discourage a change in control.

Some provisions of our certificate of incorporation, bylaws and stockholder rights plan, as currently in effect, as well as Delaware law, may be deemed to have an anti-takeover effect or may delay or make more difficult an acquisition or change in control not approved by our Board of Directors, whether by means of a tender offer, open market purchases, a proxy contest or otherwise. These provisions could have the effect of discouraging third parties from making proposals involving an acquisition or change in control, although such a proposal, if made, might be considered desirable by a majority of our stockholders. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management team without the concurrence of our Board of Directors. In addition, our outstanding Convertible Notes and certain of our warrants also contain change in control provisions that could discourage a change in control.

On February 3, 2015, we adopted a stockholder rights plan designed to cause substantial dilution to a person or group that attempts to acquire our Company on terms that our Board of Directors believes are not in the best interests of our stockholders. Under the rights plan, each holder of record of our common stock has received or will receive one preferred share purchase right for each outstanding share of common stock, subject to the limits specified therein. The rights will expire on February 3, 2016, unless the plan is extended by action of our Board of Directors. In general, the rights become exercisable if an acquiring party accumulates, or announces an intent to acquire, 15% or more of our outstanding common stock. Once exercisable, the rights can be exchanged for shares of our securities (or for other consideration) upon the terms specified therein, in certain cases at a substantial discount to current market prices; except that any rights held by an acquiring party are not exercisable and become null and void. In this manner, the rights provide an economic disincentive for any party to acquire 15% or more of our outstanding common stock without engaging in direct negotiations with our Board of Directors. However, the rights may also prevent or make takeovers or unsolicited attempts to acquire our Company more difficult, even if stockholders may consider such transactions favorable, possibly including transactions in which stockholders might otherwise receive a premium for their shares.

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

We had 70,281,935 shares of common stock outstanding as of December 31, 2014. We also had 102,147 deferred shares granted but unissued to employees under our 2006 Long-Term Incentive Plan. In addition, options to purchase an aggregate of 550,494 shares of our common stock were outstanding, of which 549,355 were vested as of December 31, 2014. All remaining options will vest over various periods ranging up to a three-year period measured from the date of grant. As of December 31, 2014, the weighted-average exercise price of the vested stock options was $4.02 per share. As of December 31, 2014, we also had warrants outstanding to purchase an aggregate of 3,810,146 shares of common stock, at a weighted-average exercise price of $0.9186 per share and convertible notes in the principal amount of $10.5 million outstanding of which $4.6 million are convertible at a per share price of $1.30 and $5.9 million are convertible at a price of $0.3979 per share for a total of 18,298,708 shares. The convertible notes contain “weighted average” anti-dilution protection which provides for an adjustment of the conversion price of the notes in the event that we issue shares of our common stock or securities convertible or exercisable for shares of our common stock at a price below the conversion price of the notes. The amount of any such adjustment will depend on the price such securities are sold at and the number of shares issued or issuable in such transaction. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions and financings and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

The following table sets forth information regarding our principal properties:

Location	Operations	Buildings Approx. Square Ft.	Approx. Acreage	Leased/ Owned
Metalico, Inc.
186 North Ave. East Cranford, NJ	Corporate Headquarters	6,190	N/A	Leased(1)

Metalico Buffalo, Inc.
127 Fillmore Ave. Buffalo, NY	Office/Scrap Processor/ Metal Storage	182,080	24.0	Owned
2504 South Park Ave Lackawanna, NY	Office/Buying Center	4,584	1.0	Leased(2)
2133 Maple Ave. Niagara Falls, NY	Office/Scrap Processor/ Metal Storage	4,050	1.0	Leased(3)

Buffalo Shredding and Recovery, LLC
3175 Lake Shore Rd. Hamburg, NY	Office/Scrap Processor/ Metal Storage	177,500	44.0	Owned

Metalico Rochester, Inc.
1515 Scottsville Rd. Rochester, NY	Office/Scrap Processor/ Metal Storage	74,175	12.7	Owned
50 Portland Ave. Rochester, NY	Office/Scrap Processor/ Metal Storage	27,500	3.2	Owned
7562 Clinton Street Rd. Bergen, NY	Office/Scrap Processor/ Metal Storage	9,200	35.0	Owned

Metalico Aluminum Recovery, Inc.
6225 Thompson Rd. Dewitt, NY	Office/Scrap Handling/Aluminum Melting/De-Ox Production/Storage	108,000	22.0	Owned

Metalico Transfer, Inc.
150 Lee Road Rochester, NY	Office/Waste Transfer Station	35,000	5	Owned

Hypercat Advanced Catalyst Products, LLC
1075 Andrew Drive. West Chester, PA	Office/Production/ Material Storage	37,702	N/A	Leased(4)

Federal Autocat Recycling, LLC
502 York Street Elizabeth, NJ	Office/Scrap Processor/ Material Storage	75,600	3.0	Leased(5)

Metalico Akron, Inc
888 Hazel Street Akron, OH	Office/Scrap Processor/ Metal Storage	6,660	10.3	Owned
943 Hazel Street Akron, OH	Scrap Processor/ Metal Storage	34,350	19.7	Owned
3018 East 55th Street Cleveland, OH	Office/Scrap Processor/ Metal Storage	3,700	2.0	Leased(6)

Location	Operations	Buildings Approx. Square Ft.	Approx. Acreage	Leased/ Owned

Tranzact, Inc.
350-354 N. Marshall Street Lancaster, PA	Office/Scrap Processor/ Metal Storage	18,388	5	Leased(7)

American CatCon, Inc.
17401 Interstate Highway 35 Buda, TX	Office/Scrap Processor Metal Storage	30,000	10	Owned
10123 Southpark Drive Gulfport, MS	Office/Catalytic Converter Purchasing/ Metal Storage	10,000	2.5	Owned

Metalico Pittsburgh, Inc.
3100 Grand Avenue Neville Township, PA	Office/Scrap Processor/ Metal Storage	751,878	17.3	Owned
3400 Grand Avenue Neville Township, PA	Office/Scrap Processor/ Metal Storage	247,734	5.7	Owned
Albany Road Brownsville, PA	Office/Scrap Processor/ Metal Storage	99,841	12.5	Owned
1093 Fredonia Road Hadley, PA	Office/Scrap Processor/ Metal Storage	5,096	4.9	Owned
2024 Harmon Creek Road Colliers, WV	Office/Scrap Processor/ Metal Storage	5,050	3.3	Owned
96 Oliver Road Uniontown, PA	Office/Scrap Processor/ Metal Storage	4,000	18.6	Leased (8)
2003 Crows Run Rd. Conway, PA	Office/Scrap Processor/ Metal Storage	9,300	16.0	Leased(9)

Metalico Youngstown, Inc.
100 Division Street Youngstown, OH	Office/Scrap Processor/ Metal Storage	5,226	16.9	Owned
1420 Burton Street SE Warren, OH	Office/Scrap Processor/ Metal Storage	6,250	2.2	Owned
3108 DeForest Road Warren, OH	Office/Scrap Processor/ Metal Storage	7,920	4.5	Owned

Goodman Services, Inc.
286 High Street Bradford, PA	Office/Scrap Processor/ Metal Storage	20,000	12.0	Owned
107 S. South Street Warren, PA	Office/Scrap Processor/ Metal Storage	62,789	5.5	Owned
1558 E. State Street Olean, NY	Office/Scrap Processor/ Metal Storage	7,308	6.0	Owned
10224 West Main Rd North East, PA	Office/Scrap Processor/ Metal Storage	5,519	10.0	Owned
5338 Route 474 Ashville, NY	Office/Scrap Processor/ Metal Storage	12,000	12.5	Owned

Skyway Auto Parts, Inc.
637 Tifft Street Buffalo, NY	Office/Scrap Processor/ Metal Storage	5,000	24.0	Owned

(1)	The lease on our corporate headquarters expires June 30, 2015, subject to a renewal clause for two successive three-year periods. The current annual rent is $170,704

(2)	The lease expires August 31, 2015. The current aggregate monthly rent is $5,125.
(3)	The lease expires October 31, 2015. We have rights to renew for an additional term of five years. The annual rent is $30,000. We also have an option to purchase the underlying premises for a price to be determined. The option expires upon the expiration of the term of the lease, including any renewal terms.
(4)	The lease expires December 31, 2020. The annual rent for 2015 including common area maintenance charges and lease incentive is $407,794. The lease contains a right to renew for 5 years upon written notice 12 months prior to expiration of initial term.
(5)	The lease expires March 16, 2020. The annual rent is $196,300. Lease contains a right to renew for 60 months upon written notice 120 days prior to expiration of initial term.
(6)	The lease expires November 30, 2017 with options to renew for three consecutive extension terms of four, three, and five years respectively. Annual rent is currently $120,500.
(7)	The lease expires August 31, 2017 with an option to renew for one five-year period. The annual rent for 2015 is $62,169.
(8)	The lease expires April 30, 2018. The annual rent is $34,000.
(9)	The lease expires December 30, 2015 with an option to renew for two consecutive extension terms of five (5) years. Annual rent is currently $24,000.

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

	Price Range
	High	Low
Year End December 31, 2014
First Quarter	$2.56	$1.61
Second Quarter	$1.72	$1.12
Third Quarter	$1.56	$1.10
Fourth Quarter	$1.05	$0.31

Year End December 31, 2013
First Quarter	$2.17	$1.61
Second Quarter	$1.78	$1.20
Third Quarter	$1.49	$1.23
Fourth Quarter	$2.07	$1.43

The closing sale price of our common stock as reported by NYSE MKT on March 3, 2015 was $0.61.

Holders

As of March 3, 2015, there were 351 holders of record of our common stock and one holder of warrants to purchase our common stock.

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

The following table provides certain information regarding our equity incentive plans as of December 31, 2014.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	651,502	(1)	$4.02	(2)	7,028,193
Equity compensation plans not approved by security holders	—				—

Total	651,502		$4.02		7,028,193

(1)	Includes 549,355 vested options to purchase Metalico common shares and 102,147 restricted shares granted and unissued.
(2)	The only type of award outstanding under 2006 Long-Term Incentive Plan that included an “exercise price” was the options.

Shareholder Performance

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the Standard & Poor’s GSCI All Metals Index from January 1, 2010 through December 31, 2014. The graph assumes that $100 was invested in the Company’s Common Stock and each index group on January 1, 2010 and that all dividends were reinvested.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

	January 1, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Metalico, Inc.	100.00	119.51	66.87	39.84	42.07	6.91
Russell 2000 Index	100.00	125.31	118.47	135.81	186.07	192.63
S&P GSCI All Metals Index	100.00	117.96	93.25	96.78	87.78	82.59

Item 6.	Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

The selected historical financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 2014, 2013 and 2012 and the selected balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected income statement data for the years ended December 31, 2011 and 2010 and the selected balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	($ thousands, except share data)
Selected Statement of Operations Data:
Revenue	$476,037	$457,184	$507,230	$588,316	$487,890

Costs and expenses:
Operating expenses	444,375	425,429	468,446	520,957	419,369
Selling, general and administrative expenses	19,401	21,286	25,695	24,762	22,084
Depreciation and amortization	15,749	16,308	15,611	13,225	12,037
Gain on acquisition	—	(105)	—	—	—
Impairment charges	11,216	38,737	19,601	—	—

	490,741	501,655	529,353	558,944	453,490

Operating (loss) income	$(14,704)	$(44,471)	$(22,123)	$29,372	$34,400

Amounts attributable to shareholders:
(Loss) income from continuing operations	$(40,188)	$(38,316)	$(17,814)	$13,794	$11,573
(Loss) income from discontinued operations	(4,197)	3,500	4,703	3,626	1,889

Net (loss) income	$(44,385)	$(34,816)	$(13,111)	$17,420	$13,462

(Loss) earnings per common share:
Basic and diluted:
(Loss) income from continuing operations	$(0.80)	$(0.80)	$(0.38)	$0.29	$0.25
Discontinued operations, net	(0.08)	0.07	0.10	0.08	0.04

Net (loss) income	$(0.88)	$(0.73)	$(0.28)	$0.37	$0.29

Weighted Average Common Shares Outstanding:
Basic	50,530,650	47,951,933	47,552,901	47,349,376	46,454,177

Diluted	50,530,650	47,951,933	47,552,901	47,376,134	46,454,177

Selected Balance Sheet Data:
Total Assets	$218,344	$301,013	$351,978	$364,893	$328,507
Total Debt (including current maturities)	$79,382	$127,418	$130,388	$128,754	$125,962
Stockholders’ Equity	$117,701	$147,467	$181,675	$191,902	$167,315

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

We operate twenty-eight scrap metal recycling facilities (“Scrap Metal Recycling”), including an aluminum de-oxidizing plant co-located with a scrap metal recycling facility, in a single reportable segment. We market a majority of our products domestically but maintain several international customers. After the sale of our Lead Fabricating operations, we operate as a single reporting segment.

On December 1, 2014, we sold substantially all of the assets of our Lead Fabricating operations and have reclassified our lead metal product fabricating operations, a previously separate reportable segment, as discontinued operations.

Prior to January 1, 2013, we considered three certain operating segments as part of a third reportable segment — PGM and Minor Metals — because the facilities in these operating segments had exclusively processed or dealt with these more distinctive metal types. However, starting in mid-2012, we upgraded some of these facilities so that they now process a wider range of metals including those routinely processed by our other scrap recycling facilities. As such, effective January 1, 2013, our chief operating decision makers began considering these operating segments as part of the Scrap Metal Recycling reportable segment for purposes of assessing overall performance and resource allocations.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable: Accounts receivable consists primarily of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $563,000 and $462,000 as of December 31, 2014 and 2013, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

At December 31, 2014, we conducted our annual impairment test and concluded that the computed fair value of our Bradford Pennsylvania reporting unit did not exceed its carrying value due to lower forecasted margins resulting from competitive pressures and we recorded a $3.9 million impairment charge.

In December 2014, we closed our construction and demolition waste transfer station in Rochester, New York. The transfer station provided a source of scrap metal to our Rochester platform facility and was included in our New York Scrap recycling reporting unit. The absence of future cash flows and discontinued support it provided to our other New York facilities resulted in an additional goodwill write-down of $1.2 million for the year ended December 31, 2014.

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

As of December 31, 2014, two of our reporting units have recorded goodwill. A list of these reporting units and the amount of goodwill remaining in each as of December 31, 2014, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded
New York State Scrap Recycling	9,733
New Jersey Scrap Recycling	2,165

Total	$11,898

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

A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes, profit margins, tax rates, capital spending, discount rates, and working capital changes. Forecasts of operating and selling, general and administrative expenses are generally based on historical relationships of previous years. We use an enterprise value approach to determine the carrying and fair values of our reporting units. When applying the DCF model, the cash flows expected to be generated are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital (“WACC”), is calculated by weighting the required returns on interest-bearing debt and common equity in proportion to their estimated percentages in an expected capital structure. For our 2014 analysis, using the build-up method under the Modified Capital Asset Pricing (“CAPM”) model, we arrived at a discount rate of 11.6%. The inputs used in calculating the WACC as of December 31, 2014 include a) an after tax cost of Baa-rated debt based on Moody’s Seasoned Corporate Bond Yields of 4.7%, b) a 17.4% required return on equity and c) a weighting of the prior components equal to 40% for debt and 60% for equity based on an average of capital structure ratios of market participants in our industry. The 17.4% required return on equity is based on the following inputs: (a) a 2.41% risk free return rate of a 20 year U.S. Treasury note as of December 31, 2014, (b) a beta-adjusted equity risk premium of 7.44% based on guideline U.S. public company common stocks, (c) a small company risk premium of 6.00% and (d) a Metalico-specific risk premium of 1.50%.

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

For the reporting units where the fair value exceeds their carrying values, we measure the sensitivity of the amount of potential future goodwill impairment charges to changes in key assumptions. All of our reporting units with goodwill had fair values that exceeded carrying values by less than 20%, an amount that we deem substantial. We further tested these reporting units to reflect changes in forecasted cash flows and discount rates. Assuming all input variables remain constant, if expected cash flows were 10% less than forecasted or, if the discount rate were increased by two percentage points the amount by which the carrying value exceeded the computed fair value for these reporting units, indicating potential impairment, would be as follows ($ in thousands):

	Potential Future Impairment Sensitivity
Reporting Unit	If expected cash flows were 10% less than forecasted	If the discount rate were 13.6%
New York State Scrap Recycling	$4,644	$7,723
New Jersey Scrap Recycling	$—	$—

At December 31, 2014, the carrying value of our shareholders equity exceeded the Company’s market capitalization by $87.8 million after considering a control premium of 25% which is one of many factors that are considered when determining a potential impairment to goodwill. Future declines in the overall market value of the Company’s equity and debt securities may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

Intangible Assets and Other Long-Lived Assets: We test all finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis.

At December 31, 2014, we performed our annual impairment test on all of our intangible assets. Based on lower forecasted margins resulting from competitive pressures and a sharp decline in metal commodity prices, we recorded impairment charges totaling $2.9 million to the carrying value of supplier lists at several reporting units. These charges were comprised of $1.5 million for Akron, Ohio; $425,000 for Youngstown Ohio and $992,000 for the Bradford, Pennsylvania location. We also recorded an impairment charge of $1.0 million to non-compete covenants at our Bradford, Pennsylvania location as the likelihood of competition from the covenant parties was not probable. In 2013, we entered into a joint venture agreement to co-operate a scrap recycling facility with a scrap metal recycling company in Cleveland, Ohio. The principal of the recycling company had been subject to a non-compete agreement while the joint venture was in existence. The venture also included an iron and steel ferrous scrap metal supplier list of the recycling company. The joint venture was dissolved on December 31, 2014. Upon the dissolution of the joint venture, the non-compete agreement terminated resulting in an impairment charge of $1.2 million; and the absence of future cash flows from the joint venture resulted in a $871 impairment charge to the supplier list for the year ended December 31, 2014.

At September 30, 2013, we determined that the shortfall in year-to-date operating results as compared to forecast was an indication that required an interim impairment test. As a result of the testing, we recorded an impairment charge of $5.3 million to write-down the carrying value of a supplier list. No adjustments were made to the estimated lives of finite-lived assets. At December 31, 2013, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

We test indefinite-lived intangibles such as trademarks and trade names for impairment annually and whenever events or circumstances indicate that impairment may have occurred by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and we will record impairment. At September 30, 2013, we recorded a $1.1 million impairment charge for the trade name used at our Texas recycling facility which we no longer expect to use. At December 31, 2014, no indicators of impairment were identified and the computed fair value of our indefinite-lived intangibles exceeded their respective carrying values.

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

RESULTS OF OPERATIONS

Our Scrap Metal Recycling business includes three general product categories: ferrous, non-ferrous (including the PGM and Minor Metals Recycling operations which had previously been separately reported) and other scrap services.

The following table sets forth information regarding revenues of each of our product categories ($ and weights in thousands):

	Revenues
	Year Ended December 31, 2014			Year Ended December 31, 2013				Year Ended December 31, 2012
	($s, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	583.3	$222,840	46.8	576.4	$213,937	46.8	537.9	$216,569	42.7
Non-ferrous metals (lbs.)	199,684	249,101	52.3	179,344	239,451	52.4	178,876	286,531	56.5
Other	—	4,096	0.9	—	3,796	0.8	—	4,130	0.8

Total Revenue		$476,037	100.0		$457,184	100.0		$507,230	100.0

The following table sets forth information regarding average Metalico selling prices for the past eight quarters. The fluctuation in pricing is due to many factors, primarily product mix, as well as, domestic and export demand.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb. (1)
December 31, 2014	$350	$0.90
September 30, 2014	$383	$0.89
June 30, 2014	$388	$0.88
March 31, 2014	$402	$0.93
December 31, 2013	$375	$0.88
September 30, 2013	$366	$0.95
June 30, 2013	$368	$0.92
March 31, 2013	$377	$0.98

(1)	Excludes non-ferrous platinum group metals which are priced in troy ounces instead of pounds and non-ferrous minor metals which generally have higher prices per pound and would tend to skew the averages reflected in the table. PGM prices averaged $1,018, $985 and $1,006 per troy ounce for the years ended December 31, 2014, 2013 and 2012, respectively. Average annual selling prices for minor metals for the years ended December 31, 2014, 2013 and 2012, were $18.25, $18.86 and $24.07 per pound, respectively and accounted for 8.9%, 7.6% and 9.9% of revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Recent strength in the U.S. dollar has significantly impacted the dynamics of the scrap export market as foreign buyers are looking to other countries to source cheaper material. In turn material previously bound for export is remaining in the U.S. and pressuring prices due to the increase in availability. Ferrous scrap prices have reached levels on par with raw ore giving mills even more options for raw material inputs. Additionally ferrous scrap is on occasion being imported into the US from non-traditional locations as currency exchange rates have made it favorable to sell material into the U.S. competing with domestic suppliers and weighing on selling prices.

Nonferrous metals, including aluminum, copper, lead, nickel, tin, zinc and others, are among the few materials that do not degrade or lose their chemical or physical properties in the recycling process. As a result, nonferrous metals have the capacity to be recycled an infinite number of times.

In 2015, the global aluminum market is expected to continue to experience greater consumption than production, although the scale of the supply shortfall is set to narrow from last year’s level, as production growth rates are expected to remain high, especially in China, where output growth could reach nine per cent. The global economy remains riddled with uncertainties but aluminum demand appears set for another year of expansive growth, thanks in part to increased use in automobile production.

According to reports published by the U.S. Geological Survey (“USGS”), in 2014, aluminum recovered from purchased scrap in the United States was about 3.63 million tons, of which about 53% came from new (manufacturing) scrap and 47% from old scrap (discarded aluminum products). Aluminum recovered from old scrap was equivalent to about 33% of apparent consumption.

As expected, copper prices traded sideways in 2014, with pressure to the downside. The rapid fall in oil prices in late 2014 and into 2015 hit copper in particular. Prices had fallen considerably since December, indicating a correlation not seen in recent years. Concerns over slowing global growth, uncertainty about growth in China, and apprehension over an expected supply surplus this year as new production comes on line are expected to keep average copper prices below $3.00 per pound in 2015.

Nationally, old copper scrap, converted to refined metal and alloys, provided 180,000 tons of copper, equivalent to 10% of apparent consumption. Purchased new scrap, derived from fabricating operations, yielded 640,000 tons of contained copper. Of the total copper recovered from scrap (including aluminum- and nickel-based scrap), brass mills recovered 75%; miscellaneous manufacturers, foundries, and chemical plants, 10%; ingot makers, 10%; and copper smelters and refiners, 5%. Copper in all scrap contributed about 32% of the U.S. copper supply.

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

The volatile nature of metal commodity prices makes it extremely difficult for us to predict future revenue trends as shifting international and domestic demand can significantly impact the prices of our products, supply and demand for our products and affect anticipated future results. However, looking ahead we expect to continue to experience lower metal commodity pricing and lower demand for scrap. Significant reduction in demand from the industries which consume the steel products produced from the ferrous scrap metal we sell, particularly the oil and gas industry, is anticipated to weigh on demand from U.S domestic steel mills until such time as the economics of exploration and production of domestic oil and gas becomes economically feasible for continued capital investment.

Domestic steel production has fallen to a 50-month low as mills operated at an average 70.1% of reported industry capacity for the week ending February 28, 2015. For the first two months of 2015, domestic mills produced 15.0 million tons at an average year to date capacity utilization rate of 75.3%, down 2.4% from 15.4 million tons at an average capacity utilization rate of 75.8% for the first two months of 2014. With domestic operating rates falling into the low 70% range, demand is down and is putting ferrous scrap prices under significant pressure in the first quarter of 2015. This weak pricing environment for scrap is expected to continue into the second quarter of 2015 as a number of domestic and global causes are expected to linger through the first half of the year. Compounding the problem is the steep decline in iron ore prices which has given traditional offshore scrap metal purchasers the option of substituting purchased billets instead of melting scrap because it is cheaper to buy a semi-finished product. Exports of ferrous scrap have been falling steadily as the strength of the U.S. dollar makes it more cost effective for offshore customers to source material in other countries. Although spring is typically a high demand market for steel, domestic mills are fighting significant import pressure resulting from a stronger U.S. dollar which is not expected to moderate in the near term.

Fierce competition for available material and lower scrap supply generation continued from 2013 into 2014. Non-ferrous metal selling prices ended 2014 on a down note, finishing near or at their lowest levels of the year in nearly all base non-ferrous commodities as overall worldwide growth in gross domestic product remains weak. Uncertainty over China, which has been a significant driver of global demand for non-ferrous metals, has contributed to the weak pricing environment. Weak economic growth prospects in the Euro zone, excluding Germany is also keeping pressure on pricing. Despite these negative global influences, the U.S. economy appears to be a bright spot for consumption and growth. Automobile production and strength in residential and commercial construction have been good support to counterbalance some of the pricing pressures caused by global influences.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated net sales increased by $18.8 million, or 4.1%, to $476.0 million in the year ended December 31, 2014, compared to consolidated net sales of $457.2 million in the year ended December 31, 2013. Acquisitions added $672,000 to consolidated net sales in other scrap services. Excluding acquisitions, the

Company reported decreases in average metal selling prices representing net sales of $12.4 million offset by a $30.5 million increase due to higher selling volume.

Due to the many different ferrous and non-ferrous commodities that we buy, process and sell as well the various grades of material within those commodities and the mix of material sold through each of our locations, sales totals can vary.

Ferrous Sales

Ferrous sales increased by $8.9 million, or 4.1%, to $222.8 million in the year ended December 31, 2014, compared to ferrous sales of $213.9 million in the year ended December 31, 2013. The increase in ferrous sales was attributable to higher average selling prices totaling $6.4 million and by higher volume sold of 6,900 tons amounting to $2.5 million. Ferrous selling prices were generally higher than selling prices in the previous year for most of the year but fell sharply into the fourth quarter of 2014 affected by both weakening export demand and a strengthening U.S. dollar. Demand from domestic mills that produce tubing and piping for the gas and oil industry was also significantly impacted by lower oil prices and its affect on the exploration industry. The average selling price for ferrous products was approximately $382 per ton for the year ended December 31, 2014, compared to $371 per ton for the year ended December 31, 2013.

A stronger U.S. dollar continues to weigh on ferrous pricing in early 2015 as offshore export markets seek to source cheaper material from other countries. Finished steel producers have been impacted by cheaper imports, oversupply in the market, weak demand in the U.S. and Europe and tempering growth in Asia, resulting in additional pressure to ferrous scrap prices.

Non-Ferrous Sales

Non-ferrous sales increased by $9.7 million, or 4.1%, to $249.1 million in the year ended December 31, 2014, compared to non-ferrous sales of $239.5 million in the year ended December 31, 2013. The increase was attributable to higher sales volume in base non-ferrous metals totaling $28.1 million but was offset by lower average selling prices amounting to $18.4 million. The average selling price for base non-ferrous products was $0.90 per pound for the year ended December 31, 2014, compared to $0.93 per pound for the year ended December 31, 2013. PGM commodity sales were lower due primarily to lower volumes amounting to $10.6 million but was offset by higher average selling prices totaling of $523,000. The average selling price for PGM material was approximately $1,018 per troy ounce for the year ended December 31, 2014 compared to $985 per troy ounce for the year ended December 31, 2013, an increase of approximately 3.3%. After stability in the first half of the year spot platinum prices fell in the fourth quarter of the year and continue to be volatile. Total PGM sales volumes amounted to 24,900 troy ounces for the year ended December 31, 2014, compared to 35,600 troy ounces sold for the year ended December 31, 2013 a decrease of 30.2%.

Operating expenses

Operating expenses increased by $19.0 million, or 4.4%, to $444.4 million for the year ended December 31, 2014, compared to operating expenses of $425.4 million for the year ended December 31, 2013. The increase in operating expenses was due to a $18.2 million increase in the cost of purchased metals and a $718,000 increase in other operating expenses. The increase in the cost of purchased metals is due primarily to higher volumes sold. Our gross metal margin percentage decreased by approximately 0.5 of a point compared to the previous year. Other significant changes in operating expense include an increase in energy costs of $661,000 due to an increase in natural gas usage at our aluminum De-ox facility and an increase in electricity usage at our Pittsburgh and Buffalo shredder locations; an increase in wages and benefits of $401,000 due in part to an increase in headcount and a $100,000 increase in production and shipping supplies. These increases were offset by a $212,000 reduction in repairs and maintenance costs due primarily to the termination of the Cleveland joint venture and other miscellaneous operating expenses decreased by $232,000.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1.9 million to $19.4 million for the year ended December 31, 2014, compared to $21.3 million for the year ended December 31, 2013. The reduction is due to a $1.6 million decrease in wages and benefits comprised of a $653,000 reduction in share-based compensation, $460,000 in lower benefit costs; the elimination of personnel in Cleveland due to the dissolution of the joint venture amounting to $240,000, the elimination of executive bonuses totaling $155,000 and $96,000 in other personnel costs. Consulting and professional costs were also reduced by $509,000 in the current year. These reductions were offset by an increase in other miscellaneous costs totaling $227,000.

Depreciation and Amortization

Depreciation and amortization expense decreased by $559,000 to $15.7 million for the year ended December 31, 2014, compared to $16.3 million for the year ended December 31, 2013. The reduction in expense is primarily due to lower amortization expense in the current year due to the expiration of a non-compete in the previous year and lower amortization from a previously impaired supplier list. We expect depreciation and amortization expense to remain relatively stable in the next year as the Company adheres to a lower maintenance capital expenditure budget.

Impairment charges

Impairment charges were $11.2 million for the year ended December 31, 2014 compared to $38.7 million for the year ended December 31, 2013. At December 31, 2014, we conducted our annual impairment test and due to lower forecasted margins resulting from competitive pressures, we concluded that the computed fair value of our Bradford Pennsylvania reporting unit did not exceed its carrying value and we recorded a $3.9 million impairment charge. In December 2014, we closed our construction and demolition waste transfer station in Rochester, New York which provided a source of scrap metal to our Rochester platform facility and was included in our New York Scrap recycling reporting unit. The absence of future cash flows and discontinued support it provided to our other New York facilities resulted in an additional goodwill write-down of $1.2 million. We also recorded impairment charges totaling $2.9 million to the carrying value of supplier lists at several reporting units. These charges were comprised of $1.5 million for Akron, Ohio; $425,000 for Youngstown Ohio and $992,000 for the Bradford, Pennsylvania location. We also recorded an impairment charge of $1.0 million to non-compete covenants at our Bradford, Pennsylvania location as the likelihood of competition from the covenant parties was not probable. As a result of the dissolution of our joint venture in Cleveland, Ohio, we recorded an impairment charge of $1.2 million for a non-compete agreement and the absence of future cash flows from the joint venture resulted in an $871 impairment charge to a supplier list for the year ended December 31, 2014.

In 2013, we performed an interim impairment analysis at September 30, 2013 as actual operating results for the year to date differed significantly from our previously forecasted expectations. As a result of the impairment tests performed, we recorded a goodwill impairment charge of $32.3 million to several reporting units. We also recorded impairment charges of $5.3 million to write-down the carrying value of a supplier list at our Akron, Ohio Scrap Recycling Reporting Unit and $1.1 million to a trade name that the Company no longer expects to use.

Operating Loss

We reported a consolidated operating loss of $14.7 million for the year ended December 31, 2014, an improvement of $29.8 million, compared to an operating loss of $44.5 million for the year ended December 31, 2013 and was primarily a result of a reduction in impairment charges. Excluding impairment charges our operating loss improved by $2.2 million to a loss of $3.5 million for the year ended December 31, 2014 from an operating loss of $5.7 million for the year ended December 31, 2013. Material supply constraints and strong competition in sourcing material resulted in lower metal margins and offset increases in selling volumes. Reduction in selling general and administrative expenses also contributed to the reduction in our operating loss.

Financial and Other Income (Expense)

Consolidated interest expense was $9.9 million for the year ended December 31, 2014, compared to $9.0 million for the year ended December 31, 2013. The $913,000 increase in interest expense reflects higher interest rates charged as a result of our default in June 2014, rate increases provided by the Second Amendment to our senior debt facility and an increase in rate on our New Series Convertible Notes.

On October 21, 2014, we restructured a majority of our debt by entering into the Second Amendment to our Financing Agreement and an Exchange Agreement with our Convertible Note holders. Both transactions were recorded as debt extinguishments. As a result, we recorded a $16.1 million loss to other expense. Charges related to the Second Amendment include a $578,000 cash fee and $3.5 million fee warrant payable in cash or at the option of the lender, upon exercise, in shares of common stock. The fee warrant also required a charge of $2.4 million for the fair value of the warrant feature and we expensed $2.7 million in unamortized costs previously deferred and incurred at the inception of the Financing Agreement. The Convertible Note Exchange resulted in charges totaling $6.4 million comprised of $5.1 million related to the true-up shares issued in connection with the exchange, $282,000 in unamortized discount and $956,000 in unamortized costs previously deferred and incurred at the inception of the original Note issuance. We also expensed a $577,000 in unamortized deferred financing costs upon the repayment of the New Series Convertible Note C as a result of the sale of our lead business.

Other expense for the year ended December 31, 2014 also includes a $1.0 million early repayment fee to our senior lenders for the reduction of the term loan paid from the sale proceeds of our lead business.

For the year ended December 31, 2013, we recorded a loss of $187,000 on debt extinguishments. We wrote off $310,000 in unamortized debt issuance costs in connection with the refinance of a significant portion of our senior debt which was offset by a gain of $123,000 net of unamortized issue costs, for the repurchase of $45.3 million in Convertible Notes.

Other (expense) income for the year ended December 31, 2014 includes income of $1.6 million compared to income of $3,000 for the year ended December 31, 2013 to adjust financial instruments to their respective fair values due to a reduction in the market price of our common stock. The 2014 adjustment relates to the change in fair value of the fee warrant liability issued in connection with the Second Amendment and the 2013 adjustment relates to the put warrant liability issued in connection with the 7% Convertible Notes.

For the year ended December 31, 2013, we also recorded a $347,000 gain on the dissolution of our joint venture in Ithaca, New York.

Income Taxes

For the year ended December 31, 2014, we recognized a consolidated income tax expense of $1.2 million on a loss from continuing operations of $40.0 million resulting in a negative effective tax rate of 3%. For the year ended December 31, 2013, we recognized a consolidated income tax benefit of $14.8 million on a loss from continuing operations of $53.3 million resulting in an effective tax rate of 28%. Our effective rate may differ from the blended expected statutory income tax rate due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation, amortization of certain intangibles and certain non-deductible expenses such as impairment charges to goodwill acquired in stock acquisitions.

For the year ended December 31, 2014, we recorded an increase to our valuation allowance of approximately $15.0 million to reduce deferred income tax assets, primarily net operating loss carryforwards, to the amount that is more likely than not to be realized in future periods which is reflected in our effective tax rate. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated net sales decreased by $50.0 million, or 9.9%, to $457.2 million in the year ended December 31, 2013, compared to consolidated net sales of $507.2 million in the year ended December 31, 2012. Acquisitions added $9.8 million to consolidated net sales. Excluding acquisitions, we reported decreases in average metal selling prices representing net sales of $64.6 million offset by a $4.8 million increase due to higher selling volume.

Due to the many different ferrous and non-ferrous commodities that we buy, process and sell as well the various grades of material within those commodities and the mix of material sold through each of our locations, sales totals can vary.

Ferrous Sales

Ferrous sales decreased by $2.7 million, or 1.2%, to $213.9 million in the year ended December 31, 2013, compared to ferrous sales of $216.6 million in the year ended December 31, 2012. Acquisitions added $8.8 million and 25,600 tons to ferrous sales in 2013. Excluding acquisitions, ferrous sales decreased by $11.5 million. The decrease in ferrous sales was attributable to lower average selling prices totaling $16.8 million offset by higher volume sold of 12,800 tons amounting to $5.3 million. Ferrous selling prices were affected by both planned and unplanned mill outages at several of our large steel mill customers. The lower demand from these mills resulted in lower scrap prices, particularly through the second and third quarters of 2013. These mills have since resolved their production issues and/or completed the various plant upgrades. These improvements contributed to the higher pricing in the latter part of the year with production levels expected to increase in 2014. Steel prices were negatively impacted by cheaper imports, oversupply in the market, weak demand in the U.S. and Europe and tempered growth in Asia. All combined to put additional downward pressure on ferrous scrap prices. The average selling price for ferrous products was approximately $371 per ton for the year ended December 31, 2013, compared to $403 per ton for the year ended December 31, 2012.

Further softening in export markets and a stronger U.S dollar is weighing on ferrous pricing in early 2014, particularly on the U.S. East Coast. Steel prices have been impacted by cheaper imports, oversupply in the market, weak demand in the U.S. and Europe and tempering growth in Asia, resulting in additional pressure to ferrous scrap prices. Improving growth in the domestic economy and demand from the auto manufacturing industry should temper significant ferrous price declines. The U.S. steel industry continues to be impacted by excess capacity and high costs inviting competition from imported steel, which may affect scrap demand. Weaker demand for scrap by Turkey caused by political unrest and economic uncertainty is also pressuring selling prices of scrap sold domestically. However, we expect to increase ferrous scrap shipment volumes above 2013 levels.

Non-Ferrous Sales

Non-ferrous sales decreased by $47.0 million, or 16.4%, to $239.5 million in the year ended December 31, 2013, compared to non-ferrous sales of $286.5 million in the year ended December 31, 2012. Acquisitions added $376,000 and 631,000 pounds to non-ferrous sales. Excluding acquisitions, non-ferrous sales decreased by $47.4 million. Excluding acquisitions, base non-ferrous, PGM and minor metal sales decreased by $9.6 million, $22.4 million and $15.4 million, respectively. Slightly higher sales volume in base non-ferrous metals totaling $137,000 was offset by lower average selling prices amounting to $9.7 million. The average selling price for base non-ferrous products was $0.93 per pound for the year ended December 31, 2013, compared to $0.99 per pound for the year ended December 31, 2012. PGM and minor metal commodity sales were lower primarily due to lower volumes amounting to $28.5 million, but also resulted from lower average selling prices totaling of $9.4 million. The average selling price for PGM material was approximately $985 per troy ounce for the year ended December 31, 2013 compared to $1,006 per troy ounce for the year ended December 31, 2012, a decrease of approximately 2.1%. After falling from higher spot prices early in the year, platinum prices stabilized into a lower trading range by year’s end but continue to be volatile. Total PGM sales volumes amounted to 35,600 troy ounces for the year ended December 31, 2013, compared to 52,200 troy ounces sold for the year ended December 31, 2012 due to lower purchases of PGM catalyst material.

Operating expenses

Operating expenses decreased by $43.0 million, or 10.1%, to $425.4 million for the year ended December 31, 2013, compared to operating expenses of $468.4 million for the year ended December 31, 2012. Acquisitions added $8.8 million to operating expenses. Excluding acquisitions, the decrease in operating expenses was due to a $50.7 million decrease in the cost of purchased metals and a $1.1 million decrease in other operating expenses. The decrease in the cost of purchased metals is due primarily to pricing as metal prices fell across all scrap metal commodity groups due to lower global demand. A decrease in purchases of PGM catalyst material also contributed to the reduction in cost of purchased metals. Despite lower prices, our gross metal margin percentage increased slightly by approximately 0.8 of a point. Other significant changes in operating expense include a decrease in wages and benefits of $1.5 million due in part to the dissolution of our joint venture in Ithaca, New York in early 2013 and the termination of several management employees late in 2012 who were not replaced in 2013. Outbound freight charges declined $447,000 due to an increase in ferrous material sold using our own fleet of railcars and other miscellaneous operating expenses decreased by $231,000. These expense reductions were offset by increases in shredder waste disposal costs of $680,000 and a $395,000 increase in expense for wear parts, small tools and supplies both due to the increase in production at our New York shredder operations over the prior year.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $4.4 million, or 17.1%, to $21.3 million for the year ended December 31, 2013, compared to $25.7 million for the year ended December 31, 2012. Acquisitions added $466,000 to selling, general, and administrative expenses in 2013. Excluding acquisitions, selling, general and administrative costs decreased by $4.9 million. In 2012, we recorded bad debt charges of $1.8 million and reserved $551,000 for preference claims related to our exposure to a single customer that declared bankruptcy in 2012. The reduction in current year bad debt expense and favorable settlement of the preference claims in 2013 resulted in a $2.6 million swing in our year over year change in expense.

Other significant changes in component expenses of selling, general and administrative costs include a decrease in wages and benefits of $2.2 million due in part to reductions in certain administrative management personnel and lower bonus payouts, reductions of $225,000 in advertising and promotional expenses. These items were offset by increases in consulting and professional fees of $260,000 and insurance costs of $159,000.

Depreciation and Amortization

Depreciation and amortization expenses increased by $697,000 to $16.3 million for the year ended December 31, 2013, compared to $15.6 million for the year ended December 31, 2012. Acquisitions added $186,000 to depreciation and amortization expense. Excluding acquisitions, depreciation and amortization expense increased by $511,000 due to effect of capital expenditures made in the current and recent preceding years. We expect depreciation and amortization expense to remain relatively stable in the next year as the Company adheres to a lower maintenance capital expenditure budget.

Impairment charges

In 2013, we performed an interim impairment analysis at September 30 as actual operating results for the year to date did not meet our previously forecasted expectations. As a result of the impairment tests performed, the Company recorded a goodwill impairment charge of $32.3 million to several reporting units in our Scrap Metal Recycling segment. We also recorded impairment charges of $5.3 million to write-down the carrying value of a supplier list at our Akron, Ohio Scrap Recycling Reporting Unit and $1.1 million to a trade name that we no longer expect to use. In September 2012, we identified competitive pressures in sourcing PGM catalysts, its effect on gross margins and anticipated future cash flows as a triggering event with respect to our PGM reporting units and we performed an interim impairment analysis at September 30, 2012, which resulted in a goodwill impairment charge of $12.0 million and a $100,000 impairment charge to a trade name. At December 31, 2012, we performed our annual impairment test and determined that the expected future cash flows of our Ohio and Pittsburgh scrap metal recycling reporting units, when discounted, resulted in fair values that did not exceed their respective carrying values. This resulted in additional goodwill impairment charges of $3.5 million for our Ohio reporting unit and $3.7 million for our Pittsburgh reporting unit.

Operating Income (Loss)

We reported a consolidated operating loss of $44.5 million for the year ended December 31, 2013, an increase of $22.4 million, compared to an operating loss of $22.1 million for the year ended December 31, 2012 due primarily to impairment charges to goodwill and other intangible assets. For the years ended December 31, 2013 and 2012, our consolidated operating losses included goodwill and other intangible asset impairment charges of $38.7 million and $19.6 million, respectively. Acquisitions added operating income of $309,000 to our consolidated operating loss for the year ended December 31, 2013. Operating results in fiscal 2013 were negatively impacted by reductions in metal prices for all scrap commodities compared to the prior year. Softening demand for scrap metal, particularly in the second quarter of 2013, combined with continued material supply constraints and strong competition in sourcing material negatively impacted selling prices and produced lower metal margins. Consolidated operating costs increased but were offset by reductions in selling, general and administrative costs. Excluding the effect of impairment charges, our operating loss increased by $3.2 million.

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

For the year ended December 31, 2013 we recorded a loss of $187,000 on debt extinguishments. We wrote off $310,000 in unamortized debt issuance costs in connection with the refinance of a significant portion of our senior debt which was offset by a gain of $123,000 net of unamortized issue costs, for the repurchase of $45.3 million in Convertible Notes.

We also recorded a $347,000 gain on the dissolution of our joint venture in Ithaca, New York.

Income Taxes

For the year ended December 31, 2013, we recognized an income tax benefit of $14.8 million on a loss from continuing operations of $53.2 million resulting in an effective tax rate of 28%. For the year ended December 31, 2012, we recognized an income tax benefit of $8.5 million on a loss from continuing operations of $26.4 million resulting in an effective tax rate of 32%. Our effective rate may differ from the blended expected statutory income tax rate due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include fair value adjustments to financial instruments, stock based compensation, amortization of certain intangibles and certain non-deductible expenses such as impairment charges to goodwill acquired in stock acquisitions.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014
	($ in thousands, except per share data)
Revenue	$120,309	$110,207	$117,748	$108,920	$118,539	$125,865	$128,586	$103,047

Costs and expenses
Operating expenses	111,405	104,190	108,152	101,683	112,265	115,034	118,089	98,988
Selling, general and administrative expenses	5,660	5,345	4,953	5,327	5,362	5,046	4,477	4,515
Depreciation and amortization	4,069	4,052	4,182	4,006	3,995	3,836	3.873	4,045
Impairment charges	—	—	38,737	—	—	—	—	11,216
Gain on acquisition	—	—	(105)	—	—	—	—	—

	121,134	113,587	155,919	111,016	121,622	123,916	126,439	118,764

Operating income (loss)	$(825)	$(3,380)	$(38,171)	$(2,096)	$(3,083)	$(1,949)	$2,147	$(15,717)

Consolidated net income (loss)	$(1,232)	$(2,729)	$(27,699)	$(3,267)	$(4,211)	$277	$(7,011)	$(34,492)

Consolidated net income (loss) attributable to Metalico, Inc.	$(1,179)	$(2,732)	$(27,651)	$(3,253)	$(3,918)	$299	$(6,903)	$(33,863)

Earnings (loss) from Continuing operations per common share:
Basic and Diluted	$(0.04)	$(0.10)	$(0.56)	$(0.09)	$(0.09)	$(0.00)	$(0.04)	$(0.58)

Weighted Average Common Shares Outstanding:
Basic and Diluted	47,753,349	47,937,871	48,035,117	48,076,923	47,753,349	47,937,871	48,035,117	57,447,405

LIQUIDITY AND CAPITAL RESOURCES

The Company has certain contractual obligations and commercial commitments to make future payments. The following table summarizes these future obligations and commitments, excluding discounts as of December 31, 2014 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(1)	$71,805	$3,471	$7,416	$7,546	$53,372
Capital lease obligations(2)	7,578	3,042	3,654	881	1
Operating lease obligations	4,917	1,364	1,910	988	655
Letters of credit	3,785	3,785	—	—	—
Environmental obligations	813	88	70	75	580

Total	$88,898	$11,750	$13,050	$9,490	$54,608

(1)	Approximately 65% of our debt obligations as of December 31, 2014 accrued interest at a variable rate (the lender’s base rate plus a margin, an effective rate of 5.01% for revolving loans and 10.5% for term loans as of December 31, 2014). The remaining 35% of debt obligations as of December 31, 2014 required accrued interest at fixed rates having a weighted average rate of 7.95%.
(2)	Includes capital leases and installment notes for capital equipment. Interest expense on capital lease obligations for 2014 is estimated to approximate $317,000 calculated by multiplying the outstanding principal balance by the obligation’s applicable interest rate in effect at December 31, 2014.

Cash Flows

Cash from operations

For the year ended December 31, 2014, we generated $17.7 million of cash flows from operating activities compared to $21.9 of cash generated in 2013 and $22.4 million generated in 2012. In 2014, continuing operations contributed $13.0 million and discontinued operations contributed $4.7 million of the total cash flows from operating activities. For the year ended December 31, 2014, the Company’s net loss of $45.4 million less a loss from discontinued operations of $4.2 million were offset by net non-cash items totaling $41.4 million and a $12.8 million decrease in working capital components. Non-cash items included $17.1 million in depreciation and amortization; $11.2 million in impairment charges for goodwill and other intangibles; an $11.7 million loss on debt extinguishments and other net noncash items totaling $1.4 million. Changes in working capital items include a $4.4 million reduction in accounts receivable due to lower December revenues; a $9.0 million reduction in inventory balances due to a reduction in material purchases at year end and reduction in prepaid items totaling $1.9 million due primarily to the collection of anticipated tax refunds. These items were offset by a $2.4 million decrease in accounts payable and accrued expense due to lower year end material purchasing.

For the year ended December 31, 2013, we generated $21.9 million of cash flows from operating activities. Continuing operations contributed $17.0 million and discontinued operations contributed $4.9 million of the total cash flows from operating activities. For the year ended December 31, 2013, the Company’s net loss of $34.9 million and income from discontinued operations of $3.5 million were offset by net non-cash items totaling $47.0 million and a $8.4 million decrease in working capital components. Non-cash items included $17.3 million in depreciation and amortization; $38.7 million in impairment charges for goodwill and other intangibles and other net noncash items totaling $1.5 million were offset by a $10.5 million decrease in deferred income taxes due primarily to the impairment of intangible assets. Changes in working capital items for 2013 include $7.4 million for a decrease in accounts receivable due to lower sales and timing of collections, $3.7 million for decreases in inventory due primarily to lower levels of base non-ferrous and lead inventory on hand, $903,000 for decreases in prepaid expenses and other items. These working capital items were offset by a $3.6 million decrease in accounts payable and accrued expenses due primarily to timing of purchases and the need for certain accruals in the previous year.

For the year ended December 31, 2012, we generated $23.8 million of cash flows from our operating activities. Continuing operations contributed $23.8 million and discontinued operations used $1.4 million of the total cash flows from operating activities. For the year ended December 31, 2012, the Company’s net loss of $13.1 million and income from discontinued operations of $4.7 million were offset by net non-cash items totaling $33.0 million and a $8.6 million decrease in working capital components. Non-cash items included $16.5 million in depreciation and amortization; $19.6 million in impairment charges for goodwill and other intangibles; $1.7 million in stock-based compensation and $1.9 million charge for bad debts and $416,000 in reserves for vendor advances. The items were offset by $6.0 million of deferred tax benefit and $1.0 million gain from settlements. Changes in working capital items for 2012 include $19.3 million for decreases in inventory and $2.2 million for decreases in prepaid expenses and other items. These working capital items were offset by a $11.4 million decrease in accounts receivable and a $1.5 million increase in accounts payable and accrued expenses.

Cash from investing

For the year ended December 31, 2014, we generated $21.2 million of cash flows from investing activities compared to $12.9 of cash used in 2013 and $23.9 million used in 2012. In 2014, continuing operations contributed $22.1 million and discontinued operations used $911,000 of the total cash flows from investing activities. For the year ended December 31, 2014, we received $31.3 million in proceeds from the sale of our lead business and $371,000 in cash proceeds received on the disposal of property and equipment. These items were offset by $9.7 million in cash paid to purchase equipment and make capital improvements.

For the year ended December 31, 2013, we used $12.1 million in cash for investing activities. In 2013, continuing operations used $12.1 million and discontinued operations used $14,000 of the total cash flows from investing activities. We paid $9.4 million to purchase equipment and make capital improvements. We also paid

$2.1 million to acquire three scrap metal recycling businesses and had a $797,000 increase in other assets. These items were offset by $211,000 in cash proceeds received on the disposal of property and equipment.

For the year ended December 31, 2012, we used $23.9 million in cash for investing activities. In 2012, continuing operations used $23.6 million and discontinued operations used $321,000 of the total cash flows from investing activities. We paid $21.6 million to purchase equipment and make capital improvements. We also paid $2.0 million to acquire two businesses and invested $600,000 in cash in a joint venture scrap facility in Cleveland, Ohio. These items were offset by a $684,000 decrease in other assets and $40,000 in proceeds from the disposal of property and equipment.

Cash from financing

For the year ended December 31, 2014, we used $42.2 million of cash flows for financing activities compared to $8.2 of cash used in 2013 and $1.0 million generated in 2012. In 2014, continuing operations used $42.3 million and discontinued operations generated $84,000 of the total cash flows from financing activities. For the year ended December 31, 2014, we repaid $25.9 million in debt primarily from the proceeds of our lead business and reduced the outstanding balance of our revolving credit facility by $16.8 million and we paid $2.5 million in debt issue costs related to the Second Amendment to the Financing Agreement and the Convertible Note Exchange in October 2014. These amounts were offset by $2.9 million in proceeds from new borrowings.

For the year ended December 31, 2013, we used $8.2 million in financing activities all from continuing operations. We received $42.9 million in proceeds from new borrowings, primarily from the term portion of the Financing Agreement entered into in November 2013 used to repurchase our 7% Convertible Notes. We also received $8.8 million in proceeds from our revolving credit facility. These amounts were offset by principal payments on debt of $52.8 million which included Note repurchases of $42.9 million and we paid $7.0 million in debt issue costs primarily related to the Financing Agreement.

For the year ended December 31, 2012, we generated $1.0 million from financing activities all from continuing operations. We received $9.6 million in proceeds from our revolving credit facility; $6.1 million in proceeds from other new borrowings and $36,000 in proceeds from the exercise of common stock options. These amounts were offset by principal payments on debt of $14.1 million and $564,000 in debt issue costs paid.

Financing and Capitalization

Senior Credit Facilities

On November 21, 2013, we entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The six-year agreement consists of senior secured credit facilities in the aggregate amount of $125.0 million, including a $65.0 million revolving line of credit and two term loan facilities totaling $60.0 million. The revolving line of credit provides for revolving loans that, in the aggregate, are not to exceed the lesser of $65.0 million and a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. On October 21, 2014, we entered into a Second Amendment (“Second Amendment”) to the Financing Agreement which increased interest rate margins for revolving and term loans. Revolving loans accrue interest at either the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 4.00%) plus 2.75% or, at the Company’s election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.75% (an aggregate effective rate of 5.01% at December 31, 2014). The term loans bear interest at the Base Rate plus 8.50% or, at the Company’s election, the LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 9.50% (an aggregate effective rate of 10.5% at December 31, 2014). Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Outstanding balances under the revolving line of credit and term loans were $31.4 million and $20.0 million, respectively, as of December 31, 2014. Availability under the revolving portion of the Financing Agreement was $8.0 million at December 31, 2014. The Second Amendment also waived the previously existing defaults under the Financing Agreement, lifted a non-payment blockage to junior lenders, and provided consent to amend the Senior Unsecured Convertible Notes described below.

Related deferred financing costs are being amortized over the term of the Financing Agreement. In addition to a cash amendment fee of $578,000, the senior lenders also received an additional fee of $3.5 million that is payable either in cash at the maturity of the outstanding term loans under the Financing Agreement and/or, at the holder’s option, but without duplication, in shares of our common stock pursuant to a warrant issued at closing with a cashless exercise feature. The Second Amendment was recorded as a debt extinguishment. As a result, we recorded a $9.2 million loss on extinguishment comprised of $4.1 million in amendment fees charged by the lenders, $2.7 million in unamortized deferred costs capitalized under the original agreement and $2.4 million representing the fair value of the warrant feature of the additional fee. These amounts are reported under loss on debt extinguishment in the Consolidated Statement of Operations.

We remain subject to certain financial covenants (as amended in the Second Amendment), including maximum leverage, maximum capital expenditures and minimum availability, and are restricted from, among other things, paying cash dividends, repurchasing our common stock over certain stated thresholds, and entering into certain transactions without the prior consent of our lenders. We will not be able to meet the maximum leverage ratio covenant as modified under the Second Amendment for the quarter ended March 31, 2015. We are negotiating with our lenders to resolve our anticipated covenant breach. However, we can provide no assurance we will be able to obtain a waiver or amend the agreement that will resolve any noncompliance with covenants.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10.4 million. We used $6.6 million to repay a term loan provided under the Company’s previous senior secured credit agreement with JPMorgan Chase Bank, NA, Inc., as agent, and other lenders party thereto. The loan is secured by our Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with the TPG lending group, the Company and First Niagara entered into an amendment adopting the covenants prescribed by the Financing Agreement, which includes the covenants as amended by the Second Amendment. All cross defaults due to the defaults under the Financing Agreement have been waived by First Niagara. A previous loan modification shortened the First Niagara maturity to coincide with the maturity of the Financing Agreement in November 2019 and accordingly increased the required monthly payments from $110,000 to $141,000. The interest rate under the loan remains unchanged at 4.77% per annum. As of December 31, 2014 and 2013, the outstanding balance under the First Niagara loan was $7.4 million and $8.7 million, respectively.

Senior Unsecured Convertible Notes Payable

On April 23, 2008, we entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100.0 million of Senior Unsecured Convertible Notes (the “2008 Notes”) convertible at all times into shares of the Company’s common stock. The original conversion price of the 2008 Notes was $14.00 per share. The 2008 Notes bore interest at 7% per annum, payable in cash, and matured in April 2028. The 2008 Notes also contained an optional repurchase right requiring us to redeem the 2008 Notes at par which was exercised by the Note holders on June 30, 2014. At that time, the aggregate principal balance outstanding under the 2008 Notes, after various equity exchanges and repurchases, was approximately $24.3 million. Due to the our inability to meet the maximum leverage ratio covenant under the Financing Agreement at March 31, 2014, availability under the term portion of the Financing Agreement to redeem the 2008 Notes was restricted by the lenders party to the Financing Agreement and on June 30, 2014, the Company was unable to redeem the 2008 Notes.

On October 20, 2014, the Note holders converted $10.0 million of the debt to Metalico common stock under the terms of the 2008 Notes at a rate of $0.9904 per share and also received rights to additional common shares in the event the trading price of the our stock fell below certain values determined at the fortieth trading day after the date of the Exchange Agreements described below (the “Conversion”). As a result of the initial issuance and subsequent forty trading day true-up, a total of 24,362,743 shares were issuable under the Conversion of which we issued 21,966,941 shares with the remaining 2,395,809 shares deferred by the Note holders to a then unspecified subsequent date in accordance with the applicable terms of the Exchange Agreements. On

January 26, 2015, the remaining 2,395,809 deferred shares were issued. Pursuant to individual Exchange Agreements dated October 21, 2014 (the “Exchange Agreements”), the holders exchanged the remaining principal balance plus accrued unpaid interest, a total of $14.7 million, for three sets of “New Series Convertible Notes” (described below). We recorded the Conversion as a debt extinguishment. As a result of the Conversion, we recorded a loss on extinguishment of $6.4 million, comprised of $5.1 million for common stock issued in the true-up to the Conversion, $955,000 in unamortized deferred costs from the 2008 Notes and $282,000 in unamortized discount related to the value of warrants issued in connection with the 2008 Notes.

New Series Convertible Notes

The remaining $14.7 million 2008 Notes and interest balance not converted on October 20, 2014, was exchanged for New Series Convertible Notes. The aggregate principal amounts of each of the “Series A” New Series Convertible Notes and the “Series C” New Series Convertible Notes is $4.5 million and the aggregate principal amount of the “Series B” New Series Convertible Notes is $5.7 million. The New Series Convertible Notes mature on July 1, 2024 and bear interest, payable in kind, at a rate of 13.5% per annum. The interest rate was applicable retroactively to balances under the 2008 Notes as of July 1, 2014 and resulted in $1.6 million of paid in kind interest expense for the year ended December 31, 2014.

“Series A” New Series Convertible Notes may be converted into shares of our common stock at any time after issuance at a rate of $1.30 per share. We may not redeem any portion of the Series A Notes prior to July 1, 2017, and after that may redeem all or a portion of the balance subject to a 30% premium payable in additional shares of stock. “Series B” New Series Convertible Notes received a conversion rate of $0.3979 based on 110% of the arithmetic average of the weighted average price of our common stock for a thirty-day trading period including the fifteen trading days prior to, and the fifteen trading days commencing on December 31, 2014, and are convertible to Metalico common stock as of that date. All or a portion of the “Series B” New Convertible Note may be redeemed by the Company from portions of the proceeds of specified asset sales and in certain stated and permitted amounts subject to the same premium as the Series A Notes. The “Series C” New Convertible Notes were redeemed at par upon the sale of the Company’s Lead Fabricating business on December 1, 2014, resulting in a loss on extinguishment of $577,000 for the expensing of the pro-rata share of unamortized deferred financing costs incurred in the Conversion.

As of December 31, 2014, the outstanding balance of the New Series Convertible Notes, including accrued and unpaid interest, was $10.5 million. As of December 31, 2013, the outstanding balance on the 2008 Notes was $23.2 million (net of $297,000, in unamortized discount related to the original fair value of warrants issued with the Notes).

Convertible Note Repurchases

At various times during the year ended December 31, 2013, we repurchased an aggregate $45.3 million in Convertible Notes including $36.5 million in conjunction with the refinancing of our senior credit facility as described above. Total repurchases during the year resulted in a gain of $123,000, net of $1.8 million in unamortized deferred financing costs and $541,000 in unamortized warrant discount.

At various times during the year ended December 31, 2012, we repurchased an aggregate $7.3 million in Convertible Notes, in cash for $6.8 million, using proceeds of the revolving credit facility with JPMorgan Chase described above resulting in a gain of $63,000, net of $97,000 in unamortized warrant discount and $320,000 in unamortized deferred financing costs.

On September 28, 2011, we repurchased Convertible Notes totaling $5.0 million for $4.5 million using proceeds of the Chase revolver, resulting in a gain of $243,000, net of $69,000 in unamortized warrant discount and $226,000 in unamortized deferred financing costs.

All Convertible Notes surrendered in these repurchases were retired and cancelled.

Future Capital Requirements

As of December 31, 2014, we had $3.8 million in cash and availability under the revolver portion of the Financing Agreement of $8.0 million. As of December 31, 2014, our current liabilities totaled $20.9 million. We expect to fund our current working capital needs, interest payments and capital expenditures with cash on hand and cash generated from operations, supplemented by borrowings available under our current Financing Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt. We may also seek to sell certain assets to raise cash. Our ability to draw funds under the Financing Agreement for working capital needs is contingent upon our ability to maintain sufficient levels of collateral in the form of eligible accounts receivable and inventory and our continued compliance with the covenants set forth in the Financing Agreement. Significant changes in metal prices and demand for scrap metal within a short period of time can negatively affect the levels of accounts receivable and inventory eligible for collateral and our ability to draw funds under the Financing Agreement. No assurance can be given that we will be able to maintain sufficient levels of collateral or meet certain covenants prescribed by the Financing Agreement and we may not be able to draw funds under the Financing Agreement to meet our obligations.

We evaluated our operating performance to date in 2015. Due to the significant decline in metal commodity prices in the first quarter of 2015, we anticipate that we will not meet our maximum Leverage Ratio covenant for the quarter ended March 31, 2015. We are negotiating with our lenders to resolve our anticipated covenant breach. However, there can be no assurance that we can resolve any noncompliance with our lenders. Our debt could be declared immediately due and payable which would result in us having insufficient liquidity to pay our debt obligations and operate our business. In their audit report dated April 15, 2015, our auditors indicated that these conditions raise substantial doubt about our ability to continue as a going concern.

Historically, we have entered into negotiations with our lenders when we were reasonably concerned about potential breaches and prior to the occurrences of covenant defaults. A breach of any of the covenants contained in lending agreements could result in default under such agreements. In the event of a default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require us to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts we borrowed, together with accrued interest, to be due and payable. In the event that this occurs, we may be unable to repay all such accelerated indebtedness, which could have a material adverse impact on our financial position and operating performance.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Dispositions

On December 1, 2014, we completed the sale of substantially all of the assets of our Lead Fabricating operating segment for $31.3 million in cash. The Lead Fabricating operations comprised the entirety of the Company’s former Lead Fabricating reportable segment. The assets and liabilities related to the former Lead Fabricating business have been reclassified in the December 31, 2013 Consolidated Balance Sheet as assets and liabilities of discontinued operations. The results of the operations for our former Lead Fabricating business is reported in Discontinued Operations in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012.

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

Capital Expenditures

At the end of 2012, we concluded a two-year plan of expansion via capital expenditure spending and made significant reductions in capital expenditure levels for 2014 and 2013. For the year ended December 31, 2014, capital expenditures totaled $9.7 million which included $7.5 million for the purchase of equipment and vehicles used throughout our operations. The $2.2 million balance in capital expenditures for 2014 included $1.0 million completed facility improvements at several of our locations and $1.2 million in construction in progress. For the year ended December 31, 2013, capital expenditures totaled $9.4 million which included $5.8 million for the purchase of equipment and vehicles used throughout our operations. The $3.6 million balance in capital expenditures for 2013 included facility improvements at several of our locations, including $934,000 in additions to our Western New York Shredder facility.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2014, $51.4 million of our outstanding debt consisted of variable rate borrowings pursuant to the Financing Agreement entered into on November 21, 2013. Borrowings under the Financing Agreement bear interest at either, the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings at December 31, 2014 were to equal the average borrowings under our Financing Agreement during a fiscal year, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $141,000 per year due to interest rate floors on our variable rate debt with a corresponding change in cash flows. We have no open interest rate protection agreements as of December 31, 2014.

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

Risk from Common Stock market price

We are exposed to risks associated with the market price of our own common stock. In connection with certain financings, we have issued fee warrants that may require us to issue shares for a value greater than the face amount of the fee. We are required to use the value of our common stock as an input variable to determine the fair value of the liability associated with the put warrant. Fluctuations in the market price of our common stock have an effect on the liability. For example, if the price of our common stock was $1.00 higher as of December 31, 2014, the increase in our warrant liability would be $3.3 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements data required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting.”

At December 31, 2013, the Company was no longer considered an accelerated filer. Section 404(b) of the Sarbanes-Oxley Act requiring an Independent Registered Public Accounting Firm Report on Internal Control over Financial Reporting shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-29 under the Exchange Act.

Item 9B.	Other Information

None.

PART III

Item	10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Carlos E. Agüero, age 62, founded Metalico in August 1997 and has served as its Chairman of the Board, President and Chief Executive Officer since that time. From 1990 to 1996, he held the positions of President, Chief Executive Officer and a director of Continental Waste Industries, which he founded in 1990 and helped guide through more than thirty acquisitions and mergers. Continental commenced trading on the NASDAQ National Market in 1993 and was acquired by Republic Industries in 1996. Mr. Agüero was formerly a director of EQM Technologies & Energy, Inc. (“EQM”), the successor by merger to Beacon Energy Holdings, Inc., a corporation organized to produce and market biodiesel within the larger biofuels sector and to invest in other biodiesel producers. We currently own 5.5% of the outstanding common stock of EQM, which trades through the OTCQB Marketplace.

Michael J. Drury, age 57, has been an Executive Vice President since our founding in August 1997 and a Director since September 1997. He was additionally named Chief Operating Officer for PGM and Lead Operations in 2011 and Chief Operating Officer for all company operations effective January 1, 2013. He served as our Secretary from March 2000 to July 2004. From 1990 to 1997, Mr. Drury was Senior Vice President, Chief Financial Officer and a director of Continental Waste Industries. He has a degree in accounting and is experienced in acquisition development, investor relations, operations and debt management. He has broad knowledge of debt financing and industrial operations.

Bret R. Maxwell, age 56, has been a Director since September 1997. He has been the managing general partner of MK Capital LP, a venture capital firm specializing in investments in technology, digital media and outsourcing companies, since its formation in 2002. Beginning in 1982, Mr. Maxwell was employed by First Analysis Corporation, where he founded the venture capital practice in 1985 and was later co-chief executive officer. Since 1985 he has personally led more than forty investments in industries including telecommunication products and services, environmental services, information security and business services. He brings an investor’s perspective to the Board. Mr. Maxwell chairs the Board’s Compensation Committee and also serves on the Audit and Nominating Committees.

Paul A. Garrett, age 68, has been a Director since March 2005. From 1991 to 1998 he was the chief executive officer of FCR, Inc., an environmental services company involved in the recycling of paper, plastic, aluminum, glass and metals. Upon FCR’s merger in 1998 into KTI, Inc., a solid waste disposal and recycling concern that operated waste-to-energy facilities and manufacturing facilities utilizing recycled materials, he was appointed vice chairman and a member of KTI’s Executive Committee. He held those positions until KTI was acquired by Casella Waste Systems, Inc., in 1999. For a period of ten years before his entry into the recycling industry Mr. Garrett was an audit partner with the former Arthur Andersen & Co. The Board recognized this experience in recommending his election and his appointment to our Audit Committee. He also serves as a director and chair of the audit committee of EQM Technologies & Energy, Inc., an environmental engineering and remediation concern. He chairs the Board’s Audit Committee and serves on the Nominating and Compensation Committees.

Sean P. Duffy, age 55, has been a Director since 2010. He is the President and Chief Operating Officer of Re Community, Inc., an innovative recycling company based in Charlotte, North Carolina, and was the President of FCR Recycling and a Regional Vice President of its parent, Casella Waste Systems, Inc. until the sale of FCR to Re Community in 2011. Re Community processes and resells recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, containers and bottles. Mr. Duffy joined FCR at its founding in 1983 and served that company in various capacities, including President, until it was acquired by Casella in 1999. He is an experienced executive with background and perspective in segments of the recycling industry in which the Company has had little or no prior activity. He chairs the Nominating Committee and is also a member of the Board’s Audit and Compensation Committees.

Cary M. Grossman, age 61, was elected a Director effective January 1, 2015. Mr. Grossman is the President of Shoreline Capital Advisors, Inc., an investment and merchant banking firm he co-founded in 2011, where, among other services, he provides interim management and restructuring services. Recently he served as interim Chief Executive Officer of Blaze Recycling & Metals, LLC. He was the Chief Financial Officer of Blaze Recycling, a scrap metal recycler with nine facilities in Georgia, Florida and Alabama, from 2007 through 2009 and a full-time consultant to Blaze thereafter through February 2011. He was a director of INX, Inc., a provider of network infrastructure services and equipment, where he served on the Compensation and Audit Committees, from 2004 until its acquisition by Presidio, Inc. in 2011. Prior to 2007 he worked in a variety of senior executive positions with various public and private concerns in several industries. Mr. Grossman is a Certified Public Accountant. He is a member of the Board’s Audit Committee.

Arnold S. Graber, age 61, has been Executive Vice President and General Counsel of the Company since May 2004 and our Secretary since July 2004. From 2002 until April 2004 he practiced with a law firm in New York, New York, where he focused on transactional matters and corporate finance. From 1998 to 2001 he served as general counsel of a privately held national paging carrier and telecommunications retailer. He has nearly thirty years’ experience as a commercial and transactional generalist. He is a member of the bars of the States of Illinois, New Jersey, and New York.

Kevin Whalen, age 51, was appointed a Senior Vice President and our Chief Financial Officer as of July 1, 2012. He joined the Company in July 2004 as Corporate Controller and was named a Vice President in 2006. From 2000 to 2004 Mr. Whalen served as Finance Manager of iVoice, Inc. in Matawan, New Jersey. From 1996 to 2000, Mr. Whalen was the Corporate Controller for Willcox & Gibbs, in Carteret, New Jersey. His responsibilities at Metalico include preparation of financial statements and SEC reports. He is a Certified Public Accountant with broad tax expertise.

Eric W. Finlayson, age 56, has been our Senior Vice President, Treasurer and Director of Risk Management since July 1, 2012. Prior to that he had served as the Company’s Senior Vice President and Chief Financial Officer since its founding in August 1997. Mr. Finlayson is a Certified Public Accountant with more than twenty-five years of experience in accounting and financial oversight. He has extensive background in SEC reporting and compliance. From 1993 through 1997, Mr. Finlayson was Corporate Controller of Continental Waste Industries.

General

Carlos E. Agüero serves as both our principal executive officer and chairman at the pleasure of the Board. The directors have determined that Mr. Agüero’s experience in our industry and in corporate transactions, and his personal commitment to the Company as a founder, investor, and employee, make him uniquely qualified to supervise our operations and to execute our business strategies. The Board is also cognizant of the Company’s relatively small size compared to its publicly traded competitors and its relative youth as a corporate organization. Management’s activities are monitored by standing committees of the Board, principally the Audit Committee and the Compensation Committee. Both of these committees are comprised solely of independent directors. For these reasons, the directors deem this leadership structure appropriate for us. We have not designated a lead director.

Although our full Board of Directors is ultimately responsible for the oversight of our risk management processes, the Board is assisted in this task by a number of its committees. These committees are primarily responsible for considering and overseeing the risks within their particular areas of concern. For example, the Audit Committee, whose duties are described in more detail below, focuses on financial reporting and operational risk. As provided in its charter, the Audit Committee meets regularly with management and our independent registered public accountants to discuss the integrity of our financial reporting processes and internal controls as well as the steps that have been take to monitor and control risks related to such matters. Our Compensation Committee, whose duties are described in more detail below, evaluates the risks that our executive compensation programs may generate.

Day-to-day risk management responsibilities are assigned to our President and our Executive Vice President and Chief Operating Officer, who sit on and report to the Board, and our Senior Vice President and Director of Risk Management and Senior Vice President and Chief Financial Officer.

The Board of Directors has established a standing Audit Committee. Committee Chair Paul A. Garrett and the other members of the Committee, Directors Bret R. Maxwell, Sean P. Duffy and Cary M. Grossman, are each “independent” as defined in the listing standards of NYSE MKT and under the SEC’s Rule 10A-3. The Board has determined that Mr. Garrett satisfies the requirements for an “audit committee financial expert” under the rules and regulations of the SEC, based on Mr. Garrett’s experience as set forth in his biographical information above.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee through 2014 were Messrs. Maxwell (Committee Chair), Duffy, and Garrett, who continue to comprise the committee as of March 11, 2015. None of the members of our Compensation Committee has at any time been one of our officers or employees. None of our executive officers serves as a director or compensation committee member of any entity that has one or more of its executive officers serving as one of our Directors or on our Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that the Company’s directors, executive officers, and 10% stockholders file reports of ownership and changes in ownership with the SEC and NYSE MKT. Directors, officers, and 10% stockholders are required by the Securities and Exchange Commission to furnish the Company with copies of the reports they file.

Based solely on its review of the copies of such reports and written representations from certain reporting persons, we believe that all of our directors, officers, and 10% stockholders complied with all filing requirements applicable to them during the 2014 fiscal year.

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

Item 11.	Executive Compensation

The Board of Directors has also established a standing Compensation Committee consisting of Directors Bret R. Maxwell (Committee Chair), Sean P. Duffy and Paul A. Garrett. Each member of the Compensation Committee is “independent” as defined in the listing standards of NYSE MKT and under the SEC’s Rule 10A-3. A copy of the Company’s Compensation Committee Charter is available on our website, www.metalico.com.

Compensation Discussion and Analysis

The Company’s primary philosophy for compensation is to offer a program that rewards each of the members of senior management commensurately with the Company’s overall growth and performance, including each person’s individual performance during the previous fiscal year. The Company’s compensation program for senior management is intended to attract and retain individuals who are capable of leading the Company in achieving its business objectives in an industry characterized by competitiveness, volatility, growth and change.

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

Overview of Cash and Equity Compensation

We compensate our executive officers in three different ways in order to achieve different goals. Cash compensation, for example, provides our executive officers a base salary. Incentive bonus compensation is generally linked to the achievement of short-term financial and business goals, and is intended to reward our executive officers for our overall performance, as well as their individual performance in reaching annual goals that are agreed to in advance by management and the Compensation Committee. Stock options and grants of restricted and deferred stock are intended to link our executive officers’ longer-term compensation with the performance of our stock and to build executive ownership positions in the Company’s stock. This encourages our executive officers to remain with us, to act in ways intended to maximize stockholder value, and to penalize them if we and/or our stock fails to perform to expectations.

We view the three components of our executive officer compensation as related but distinct. Although our Compensation Committee reviews aggregate compensation, we do not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our historical practices with the individual and our view of individual performance and other information we deem relevant, such as the Company’s overall performance. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. During 2014, we did not review wealth and retirement accumulation as a result of employment with us in connection with the review of compensation packages.

Typically we conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. This review is based on informal samplings of executive compensation paid by companies similarly situated to ours. In addition, our Compensation Committee has historically taken into account input from other corporations in which its members hold positions or manage investments, competitive market practices, and publicly available data relating to the compensation practices and policies of other companies within and outside our industry. Our Compensation Committee realizes that “benchmarking” our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of our compensation practices is useful. None of our competitors in our industrial peer group is both of comparable size to the Company and publicly traded. Given these limitations, the members of the Compensation Committee informally sample companies with which they are familiar in lieu of establishing rigid benchmarks. Mr. Maxwell, our Compensation Committee chair, is a sophisticated investor as the managing general partner of a venture capital firm who has personally led more than forty investments in a broad spectrum of industries. Mr. Garrett, the second longest-tenured member of the Committee, was an audit partner with the former Arthur Andersen & Co. and has served on the Boards, and Compensation and Audit Committees, of several companies, including EQM Technologies & Energy, Inc,. a publicly traded company for which he currently chairs both committees. Mr. Duffy, the third member of the Compensation Committee, is a longtime executive in the recycling industry who, in his current capacity as President and Chief Operating Officer of a corporation operating 35 facilities in fourteen states, is intimately familiar with compensation issues. All Committee members are asked to review and analyze executive compensation on a regular basis. The members pool their respective knowledge, contacts, experiences, and sources of compensation data to inform the deliberations and determinations of the Compensation Committee in applying its process to executive compensation.

We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation.

Elements of Compensation

The principal elements of our compensation package are base salary, annual cash incentive bonus, long-term incentive plan awards, and perquisites and other compensation. The details of each of these components are described below.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salary is generally fixed and does not vary based on our financial and other performance. Base salaries for 2012 for each of our named executive officers were set under the terms of their respective three-year employment agreements effective January 1, 2010 through December 31, 2012. All of these employment agreements have expired and none of our named executive officers is a party to an employment agreement with the Company at this time. No named executive officer has received an increase in base salary since 2012.

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

The Compensation Committee oversees the administration of an Executive Bonus Plan for the benefit of the named executive officers. Under the terms of the Executive Bonus Plan, through the course of each year the Compensation Committee considers and identifies corporate and individual goals in consultation with management. Named executive officers are allocated responsibility for various goals, which may overlap among executive officers. Individual objectives are necessarily tied to the particular area of expertise or responsibility of the employee and such employee’s performance in attaining those objectives relative to external forces, internal resources utilized and overall individual effort. At the end of each year the Compensation Committee reviews the levels of achievement and performance. The Compensation Committee approves the annual cash incentive award for the Chief Executive Officer and each other named executive officer. The Compensation Committee’s determination, other than with respect to the Chief Executive Officer, is generally based upon the Chief Executive Officer’s recommendations. Exact amounts are confirmed in the discretion of the Committee and recommended to the full Board of Directors for ratification. Employee directors abstain from the Board’s deliberations and votes on their own compensation. No cash incentive bonuses were awarded to named executive officers in 2014.

We do not have a formal policy on the effect on bonuses of a subsequent restatement or other adjustment to our financial statements, other than the penalties provided by law.

Long-Term Incentive Plan Awards

We adopted our 2006 Long-Term Incentive Plan (the “Incentive Plan”) for the purpose of providing additional performance and retention incentives to executive officers and other employees by facilitating their acquisition of a proprietary interest in our common stock. The Incentive Plan has provided certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders and to give those employees a continuing stake in the Company’s long-term success. The Compensation Committee also believes that the use of stock-based awards offers the best approach to achieving our compensation goals. The Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock awards and other equity-based rights. In most cases awards under the Incentive Plan have been in the form of stock options.

The Compensation Committee administers the Incentive Plan and determines the types and amounts of awards to be granted to eligible employees. Grants to executive officers are based upon the principles underlying our Executive Bonus Plan described above. All grants are subject to the ratification of the Board of Directors. Employee directors abstain from the Board’s deliberations and votes on their own compensation.

The Incentive Plan permits awards to be made at any time in the Committee’s discretion. Subject to anti-dilution adjustments for changes in our common stock or corporate structure, 7,028,193 shares of common stock have been reserved for issuance under the Incentive Plan. As of March 11, 2015, options for 550,494 shares of our common stock and rights to 102,147 shares of deferred stock have been granted under the Incentive Plan and remain outstanding. Shares subject to awards that expire or are cancelled or forfeited will again become available for issuance under the Incentive Plan. The value of stock options and deferred stock is dependent upon our future stock price.

Grants under the Incentive Plan may be made at the commencement of employment for certain managerial-level employees. In accordance with Company policy they are generally made once a year thereafter by the Compensation Committee as a component of bonus compensation. Bonus stock options and shares of deferred stock are granted based upon several factors, including seniority, job duties and responsibilities, job performance, and our overall performance. The Compensation Committee considers the recommendations of the Chief Executive Officer with respect to awards for employees other than the Chief Executive Officer. No grants of bonus stock options or bonus awards of deferred stock were made in 2014.

The Compensation Committee determines the terms of all grants. In general, stock options vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant at an exercise price equal to the fair market value of our common stock on the trading date occurring immediately prior to the date the grant is approved by our Board. We have also made awards of deferred stock that vest and become issuable annually in three installments. The Compensation Committee believes that the three-year vesting schedule will provide ongoing incentives for executives and other key employees to remain in our service. All outstanding awards under our Incentive Plan will become fully vested upon a change in control, after which deferred stock will be issued and options will remain exercisable and vested for the balance of their stated term without regard to any termination of employment or service other than a termination for cause, and any restriction or deferral on an award will immediately lapse. Upon termination of a participant’s service with the Company, his or her rights to unvested deferred stock will be cancelled and the participant may exercise his or her vested options for the period of ninety days from the termination of employment, provided, that if termination is due to death or disability, all deferred stock will vest immediately and options will remain exercisable for twelve months after such termination. However, an option may never be exercised later than the expiration of its term.

The Compensation Committee routinely considers the economic benefit of equity awards and the cost to the Company, both individually and in the aggregate, when it determines the size and allocations of periodic grants under the Incentive Plan. In 2012 and 2013 the Committee was also mindful that Option grants awarded to each of the named executive officers in 2007 at an exercise price of $7.74 per share had expired and Option grants awarded in 2008 with an exercise price of $14.02 per share were in their last full year before expiration in 2013. None of the 2007 or 2008 Option awards conferred any economic benefit on any of their recipients. The Compensation Committee considered this failure to realize past compensation as well in determining the size of the equity-based awards received by each of the named executive officers in 2012.

As indicated in our annual and quarterly filings in recent years, the performances of the Company and the scrap metal recycling industry in general have suffered during the current extended period of economic uncertainty. The Executive Bonus Plan on its terms sets forth early in each calendar year corporate commitments for payments or equity awards to be earned by realization of personal objectives later in the year. The Compensation Committee has determined that establishing commitments of this nature under prevailing circumstances for the Company and the scrap metal recycling business is not in the best interests of the Company or its stockholders. The Committee has therefore, in recent years, elected to incentivize named executive officers with discretionary bonuses that would allow the Committee more flexibility than it might enjoy under the formulae of the Executive Bonus Plan. The underlying principles of the Executive Bonus plan – e.g., personal commitment and achievement in the context of the Company’s performance — are still weighed in consideration of individual awards.

Perquisites and Other Compensation

We have in the past provided each named executive officer with a leased or owned car or automotive allowance together with car insurance but we are phasing out those benefits. We continue to provide life insurance for each named executive officer. We also provide general health and welfare benefits, including medical and dental coverage. We offer participation in our defined contribution 401(k) plan. Through 2012 and 2013 and in early 2014 we made a matching contribution of up to 2% of eligible compensation for every employee enrolled in the 401(k) plan, including named executive officers. However, this benefit was discontinued after April 30, 2014. We furnish these benefits to provide an additional incentive for our executives and to remain competitive in the general marketplace for executive talent.

Severance Benefits

We have no contractual commitments for severance benefits for our named executive officers.

Change in Control Benefits

Our named executive officers are covered by arrangements specifying that all otherwise unvested stock options and deferred stock fully vest upon a “change in control.” Our primary reason for including change in control benefits in compensation packages is to attract and retain the best possible executive talent. We have no contractual commitments to our named executive officers for any other benefits accrued upon a change in control.

Compensation Mix

The Compensation Committee determines the mix of compensation, both between short and long-term compensation and cash and non-cash compensation, to design compensation structures that we believe are appropriate for each of our named executive officers. We use short-term compensation (base salaries and annual cash bonuses) and long-term compensation (option and restricted and deferred stock awards) to encourage long-term growth in stockholder value and to advance our additional objectives discussed above. Although our Compensation Committee reviews aggregate compensation, we do not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our historical practices with the individual and our view of individual performance and other information we deem relevant, such as the Company’s overall performance. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. As the Company’s growth is recent, we have not reviewed wealth and retirement accumulation as a result of employment with us, and we have only focused on fair compensation for the year in question. The summary compensation table below illustrates the long and short-term and cash and non-cash components of compensation.

Tax and Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of ASC Topic 718 which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Under Section 162(m) of the Internal Revenue Code, a publicly-held corporation may not deduct more than $1 million in a taxable year for certain forms of compensation made to the chief executive officer and other named executive officers listed on the Summary Compensation Table. None of our employees has received annual taxable compensation of $1 million or more. While we believe that all compensation paid to our executives in 2014 was deductible, it is possible that some portion of compensation paid in future years will be non-deductible.

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

Effect of “Say-On-Pay” Votes

Consistent with our past practices, executive compensation for 2014 was determined in accordance with the results of the Company’s then-most recent non-binding “say-on-pay” stockholder advisory vote regarding the named executive officers’ 2012 compensation conducted pursuant to our 2013 Definitive Proxy Statement on Schedule 14A, and the Company’s performance and the respective performances of the named executive officers. The Company’s “say-on-pay” resolutions regarding 2011, 2012 and 2013 compensation set forth in our 2012, 2013 and 2014 Proxy Statements were approved by 94.66%, 87.82% and 92.98% of the shares voted, respectively. The Compensation Committee has construed the stockholder support demonstrated in votes to date as a general indication of stockholder satisfaction. For that reason the process for determining executive compensation has remained essentially unchanged in recent years.

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee of the Board of Directors of Metalico, Inc. (the “Company”), have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the Company. Based on such review and discussion, we have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

OF THE BOARD OF DIRECTORS

Bret R. Maxwell, Chairman

Sean P. Duffy

Paul A. Garrett

The Compensation Committee report in this Annual Report on Form 10-K shall not be deemed incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Summary Compensation Table

The following Summary Compensation Table, which should be read in conjunction with the explanations provided above, summarizes compensation information for our named executive officers (our chief executive officer, chief financial officer, and our other three named executive officers) for the fiscal year ended December 31, 2014.

None of our named executive officers received an increase in salary in 2014 over 2013 or 2013 over 2012. However, salary is paid weekly and the Company had 53 pay dates in 2013 (as compared to 52 in 2014 and 2012).

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compen- sation ($)		Total ($)
Carlos E. Agüero Chairman, President and Chief Executive Officer	2014 2013 2012	427,393 435,612 427,393	— 50,000 —	14,456 34,575 29,271	— 22,750 67,444	14,482 24,536 24,038	(4) (4) (4)	456,331 567,473 548,146

Kevin Whalen(5) Senior Vice President and Chief Financial Officer	2014 2013 2012	195,000 198,750 167,110	— 20,000 20,000	8,778 18,838 13,865	— 13,650 40,467	7,430 9,813 7,801	(6) (6) (6)	211,208 261,050 249,243

Michael J. Drury Executive Vice President and Chief Operating Officer	2014 2013 2012	293,068 298,704 293,068	— 50,000 40,000	18,331 38,450 29,594	— 22,750 61,756	9,065 13,183 12,484	(7) (7) (7)	320,464 423,087 436,902

Arnold S. Graber Executive Vice President, General Counsel and Secretary	2014 2013 2012	274,752 280,036 274,752	— 25,000 20,000	7,228 17,288 13,736	— 13,650 43,311	4,605 10,416 15,884	(8) (8) (8)	286,585 346,390 367,683

Eric W. Finlayson Senior Vice President, Treasurer and Director of Risk Management	2014 2013 2012	195,380 199,137 195,380	— 10,000 15,000	7,228 17,288 13,736	— 13,650 37,622	9,805 12,622 13,870	(9) (9) (9)	212,413 252,697 275,608

(1)	Cash bonuses are paid in the year for which they were earned. No bonuses were awarded to named executive officers for 2014.

(2)	Amount reflects the expense recognized for financial reporting purposes in accordance with ASC Topic 718 of deferred stock as of the date of grant. No stock grants were made to named executive officers in 2013 or 2014.
(3)	Amount reflects the annual amortized expense, calculated in accordance with ASC Topic 718. See Note 13 of “Notes to Financial Statements — Stock-Based Compensation Plans.” No options were awarded to named executive officers in 2012, 2013 or 2014.
(4)	Includes matching contribution payments made to our 401(k) Plan of 2% of eligible compensation for the period of January 1 through April 30, 2014 and for calendar years 2013 and 2012 for the benefit of Mr. Agüero of $2,794, $9,016 and $8,781, respectively; the dollar value of long-term disability insurance premiums paid of $1,364, $1,237 and $858 for the calendar years 2014, 2013 and 2012; respectively and the dollar value of term life insurance premiums paid for the benefit of Mr. Agüero of $2,824, $2,824 and $2,824 for the calendar years 2014, 2013 and 2012, respectively. Also includes car insurance premiums for additional vehicles of $7,500, $7,500 and $7,000 for the calendar years 2014, 2013 and 2012, respectively, and the personal use of a company car of $3,959 and $4,575 for the calendar years 2013 and 2012, respectively.
(5)	Mr. Whalen became a named executive officer as of July 1, 2012, at which time his base salary was increased. All values for 2012 reflect the full calendar year.
(6)	Mr. Whalen became a named executive officer in 2012. Includes matching contribution payments made to our 401(k) Plan of 2% of eligible compensation for the period of January 1 through April 30, 2014 and for calendar years 2013 and 2012 for the benefit of Mr. Whalen of $1,275, $3,700 and $2,151, respectively; the dollar value of long-term disability insurance premiums paid of $1,364, $1,237 and $858 for the calendar years 2014, 2013 and 2012, respectively; the dollar value of term life insurance premiums paid for the benefit of Mr. Whalen of $424, $424 and $424 for the calendar years 2014, 2013 and 2012, respectively; and the personal use of a company car of $4,368, $4,452 and $4,368 for the calendar years 2014, 2013 and 2012, respectively.
(7)	Includes matching contribution payments made to our 401(k) Plan of 2% of eligible compensation for the period of January 1 through April 30, 2014 and for calendar years 2013 and 2012 for the benefit of Mr. Drury of $1,916, $6,090 and $5,841, respectively; the dollar value of long-term disability insurance premiums paid of $1,364, $1,237 and $858 for the calendar years 2014, 2013 and 2012, respectively; the dollar value of term life insurance premiums paid for the benefit of Mr. Drury of $2,145, $2,145, and$2,145 for the calendar years 2014, 2013 and 2012, respectively, and the personal use of a company car of $3,640, $3,710 and $3,640 for the calendar years 2014, 2013 and 2012, respectively.
(8)	Includes matching contribution payments made to our 401(k) Plan of 2% of eligible compensation for the period of January 1 through April 30, 2014 and for calendar years 2013 and 2012 for the benefit of Mr. Graber of $1,796, $5,847 and $6,727, respectively; the dollar value of long-term disability insurance premiums paid of $1,364, $1,237 and $858 for the calendar years 2014, 2013 and 2012, respectively; the dollar value of term life insurance premiums paid for the benefit of Mr. Graber of $1,445, $1,124, and $1,124 for the calendar years 2014, 2013 and 2012, respectively, and the personal use of a company car of $2,208 for a portion of the calendar year 2013 and $7,176 for the calendar year 2012.
(9)	Includes matching contribution payments made to our 401(k) Plan of 2% of eligible compensation for the period of January 1 through April 30, 2014 and for calendar years 2013 and 2012 for the benefit of Mr. Finlayson of $1,278, $4,108 and $4,228, respectively; the dollar value of long-term disability insurance premiums paid of $1,364, $1,237 and $858 for the calendar years 2014, 2013 and 2012, respectively; the dollar value of term life insurance premiums paid for the benefit of Mr. Finlayson of $1,288, $1,288 and $1,288 for the calendar years 2014, 2013 and 2012, respectively, and the personal use of a company car of $5,867, $5,989 and $7,496 for the calendar years 2014, 2013 and 2012, respectively.

Grants of Plan-Based Awards

We made no stock-based grants to our named executive officers in 2014 and 2013.

Narrative Disclosure of Summary Compensation and Grants of Plan-Based Awards

Executive Bonus Plan

Our Board of Directors has approved the Executive Bonus Plan as an incentive compensation plan for our executive officers to be administered by the Board’s Compensation Committee. Each year, the Compensation Committee considers and identifies a series of corporate and individual goals. Each executive officer is allocated a measure of responsibility for particular goals, which may overlap with assigned goals for other officers. In the past, goals have included such corporate objectives as expanding market share, improving Company efficiencies, and satisfactory execution and supervision of staffing initiatives. Individual incentive awards are based on progress in achieving allocated goals and discretionary evaluations of the eligible employees. Awards have included a cash payment under the Bonus Plan and a grant of options to purchase our common stock and a grant of restricted or deferred stock under the 2006 Long-Term Incentive Plan described below. More recently, as indicated in our annual and quarterly filings, the performances of the Company and the scrap metal recycling industry in general have suffered during the current extended period of economic uncertainty. The Executive Bonus Plan on its terms sets forth early in each calendar year corporate commitments for payments or equity awards to be earned by realization of personal objectives later in the year. The Compensation Committee has determined that establishing commitments of this nature under prevailing circumstances for the Company and the scrap metal recycling business is not in the best interests of the Company or its stockholders. The Committee has therefore, in recent years, elected to incentivize named executive officers with discretionary bonuses that would allow the Committee more flexibility than it might enjoy under the formulae of the Executive Bonus Plan. The underlying principles of the Executive Bonus plan – e.g., personal commitment and achievement in the context of the Company’s performance — are still weighed in consideration of individual awards.

2006 Long-Term Incentive Plan

Our 2006 Long-Term Incentive Plan (the “Incentive Plan”) became effective May 23, 2006 upon approval by our stockholders at our 2006 annual meeting. The purpose of the Incentive Plan is to provide additional performance and retention incentives to officers and employees by facilitating their purchase of a proprietary interest in our common stock. Subject to anti-dilution adjustments for changes in our common stock or corporate structure, currently 7,028,193 shares of common stock have been reserved for issuance under the Incentive Plan, which plan enables us to issue awards in the aggregate of up to 10% of our outstanding common stock. As of March 11, 2015, options for 2,750,188 shares of our common stock have been granted and 550,494 are outstanding under the Incentive Plan; 176,000 shares of restricted stock have been granted and 17,101 have been forfeited. We have also granted rights to 644,000 shares of deferred stock under the Incentive Plan, of which 517,388 shares have vested and 79,340 have been forfeited.

The Incentive Plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, deferred stock awards and other equity-based rights. Awards under the Incentive Plan may be granted to our officers, directors, consultants and employees as determined by the Incentive Plan administrator from time to time in its discretion. The Incentive Plan is currently administered by the Compensation Committee of our Board of Directors.

Awards under the Incentive Plan are granted based upon several factors, including seniority, job duties and responsibilities, job performance, and our overall performance. Stock options are typically granted with an exercise price equal to the fair market value of a share of our common stock on the date of grant, and become vested at such times as determined by the Compensation Committee in its discretion. In general, stock options vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant. Deferred stock generally vests and becomes issuable in three annual installments. Unless otherwise determined by the Compensation Committee at the time of grant, all outstanding awards under the Incentive Plan will become fully vested upon a change in control.

We receive no monetary consideration for the granting of stock options pursuant to the Incentive Plan. However, we receive the cash exercise price for each option exercised. The exercise of options and payment for the shares received would contribute to our equity. We receive no monetary consideration for the granting of restricted or deferred stock pursuant to the Incentive Plan and receive no proceeds from the issuance of such stock.

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The plan provides that each participant may contribute a percentage of his or her pre-tax compensation up to the statutory limit, which was $17,500 for calendar year 2014 and is $18,000 for calendar year 2014. Participants who are age 50 or older can also make “catch-up” contributions, which for calendar years 2014 and 2015 could be up to an additional $5,500 and $6,000 per year, respectively, above the statutory limit. Under our 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Participant contributions are held and invested by the plan’s trustee. The plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2012 and 2013 and from January 1 through April 30, 2014, we matched 100% of participant contributions up to the first 2% of eligible compensation. After April 30, 2014, we discontinued the company match.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards granted to our named executive officers that were outstanding at December 31, 2014.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options(1)	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(2)
Carlos E. Agüero, CEO	50,000	$3.51	8/18/15	5,000	(3)	$1,700

Kevin Whalen, CFO	30,000	$3.51	8/18/15	3,500	(3)	$1,190

Michael J. Drury	50,000	$3.51	8/18/15	7,500	(3)	$2,550

Arnold S. Graber	30,000	$3.51	8/18/15	2,500	(3)	$850

Eric W. Finlayson	30,000	$3.51	8/18/15	2,500	(3)	$850

(1)	All outstanding options have vested and are exercisable.
(2)	Value based on the number of unvested shares as of December 31, 2014 at a per share market price of $.34.
(3)	Stock grants vest in equal annual installments over three years on the first day of each December with final vesting to occur December 1, 2015.

Option Exercises and Stock Vested

No named executive officer exercised options during the year ended December 31, 2014. The following table shows aggregate vests of deferred stock by our named executive officers during the year.

Name	Shares Acquired on Vesting (#)	Value Realized(1) ($)
Carlos E. Agüero, CEO	10,000	$11,688
Kevin Whalen, CFO	6,000	$6,219
Michael J. Drury	12,500	$12,625
Arnold S. Graber	5,000	$5,844
Eric W. Finlayson	5,000	$5,844

(1)	Value based on the dollar amount realized upon each annual vesting date by multiplying the number of shares of stock vested by the market value of the shares on the vesting date.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2014, other than our 401(k) Plan.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified compensation benefits from us during the year ended December 31, 2014 and 2013.

Employment Arrangements

We have no employment agreements with our named executive officers at this time and had none in 2014. The named executive officers continue to be eligible to receive annual performance bonuses in a combination of cash payments and stock-based grants although no bonuses were awarded in 2014. We also provide each of Messrs. Agüero and Drury with a $500,000 life insurance policy, each of Messrs. Graber and Finlayson with a $300,000 life insurance policy, and Mr. Whalen with a $250,000 life insurance policy. Each of Messrs. Whalen, Drury and Finlayson was also furnished with the use of a car in all or a portion of 2014.

The following table describes the potential payments to the listed named executive officers resulting from an accelerated vesting of deferred stock upon such executives’ termination without cause upon a change of control.

Name	Equity Acceleration(1)

Carlos E. Agüero, CEO	$1,700

Kevin Whalen, CFO	$1,190

Michael J. Drury	$2,550

Arnold S. Graber	$850

Eric W. Finlayson	$850

(1)	Calculated based on a change of control taking place as of December 31, 2014 and assuming a price per share of $.34, which was the closing price for our stock on December 31, 2014. Represents the full acceleration of unvested deferred stock held by such named executive officer at that date.

DIRECTOR COMPENSATION

Employee directors do not receive additional compensation for their services as directors of the Company. The non-employee members of our Board of Directors are reimbursed for travel, lodging and other reasonable expenses incurred in attending board or committee meetings. The following table summarizes compensation that our directors earned during 2014 for services as members of our Board.

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	All Other Compensation	Total

Sean P. Duffy	$41,000	$750	—	$41,750

Paul A. Garrett	$55,000	$750	—	$55,750

Bret R. Maxwell	$45,250	$750	—	$46,000

(1)	Directors Carlos E. Agüero and Michael J. Drury are also executive officers of the Company. They do not receive additional compensation for their services as directors. Director Cary M. Grossman joined the Board effective January 1, 2015 and received no compensation in 2014.
(2)	Each of Messrs. Duffy, Garrett and Maxwell was granted 6,000 shares of deferred stock on December 21, 2012. The grants vest in equal annual installments over three years on the first day of each December with final vesting to occur December 1, 2015. The value shown is for the 2,000 shares vested on December 1, 2014 based on the amount recognized for financial statement reporting purposes for the year ending December 31, 2014 in accordance with ASC Topic 718.

Non-employee directors receive an annual fee of $24,000, and members of the Audit Committee (other than the chair) receive an annual fee of $6,000, both fees payable in arrears in equal quarterly installments. Non-employee directors are also paid $1,750 for each Board meeting attended in person and $750 for each Board meeting attended telephonically. No stock-based awards were granted to directors in 2013. Mr. Garrett receives an annual fee of $18,000 for his services as chairman of our Audit Committee, payable in equally quarterly installments. The Company’s non-employee directors waived their rights to fees for several telephonic meeting held in 2014.

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

Equity Compensation Plan Information

We have one stockholder approved equity compensation plan currently in effect, the 2006 Long-Term Incentive Plan described above. Options generally vest in equal monthly installments over three years and may be exercised for up to five years from the date of grant.

The following table provides certain information regarding our equity incentive plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	651,502	(1)	$4.02	(2)	7,028,193
Equity compensation plans not approved by security holders	—				—

Total	651,502		$4.02		7,028,193

(1)	Includes 549,355 vested options to purchase Metalico common shares and 102,147 deferred shares granted and unissued.
(2)	The only type of award outstanding under the 2006 Long-Term Incentive Plan that included an “exercise price” was the options.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of the Company’s Common Stock as of March 11, 2015 for (i) each person known by us to beneficially own more than 5% of the Company’s Common Stock, (ii) each of our Directors and each of our named executive officers listed in the Summary Compensation Table under the caption “Executive Compensation,” and (iii) all of our Directors and named executive officers as a group. The number of shares beneficially owned by each stockholder and each stockholder’s percentage ownership is based on 73,687,936 shares of Common Stock outstanding as of March 11, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or investment power. Except as otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. In calculating the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to warrants and options held by that person that are exercisable as of the date of this table, or will become exercisable within sixty (60) days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of calculating percentage ownership of any other person. Unless otherwise stated, the address of each person in the table is c/o Metalico, Inc., 186 North Avenue East, Cranford, New Jersey 07016. Beneficial ownership representing less than 1% of the outstanding shares of Common Stock is denoted with an ‘‘*.’’

Name and Address of Beneficial Owner	Number of Shares(1)		Percent of Outstanding Common Stock(2)
5% Shareholders(3)

Corre Partners Management, LLC	7,365,839	(4)	9.9%
1370 Ave. of the Americas, 29th Floor
New York, NY 10019

Oaktree Capital Management, L.P.	7,437,217	(5)	9.9%
333 South Grand Avenue, 28th Floor
Los Angeles, CA 90071

Adam Weitsman	6,816,136	(6)	9.3%
145 Chalburn Road
Vestal, NY 13850
Hudson Bay Master Fund Ltd.	4,949,397	(7)	6.3%
777 Third Ave, 30th Floor
New York, NY 10017

TPG Specialty Lending, Inc.	3,810,146	(8)	4.9%
301 Commerce Street, Suite 3300
Fort Worth, TX 76102

Directors and Executive Officers

Carlos E. Agüero, Director and Chairman, , President and Chief Executive Officer	5,285,957	(9)	7.2%

Michael J. Drury, Director and Executive Vice President and Chief Operating Officer	278,835	(10)	*

Bret R. Maxwell, Director	198,722	(11)	*

Paul A. Garrett, Director	109,166	(12)	*

Sean P. Duffy, Director	69,000	(13)	*

Cary M. Grossman, Director	7,692	(14)	*

Arnold S. Graber, Executive Vice President, General Counsel and Secretary	100,771	(15)	*

Kevin Whalen, Senior Vice President and Chief Financial Officer	62,239	(16)	*

Eric W. Finlayson, Senior Vice President, Treasurer and Director of Risk Management	90,200	(17)	*

Executive Officers and Directors as a group (8 persons)	6,213,881		8.4%

(1)	Includes shares of stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power.
(2)	Assumes all vested options are exercised with respect to such holder.
(3)	Carlos E. Agüero, a Director and our Chairman, President and Chief Executive Officer, is also a 5% stockholder.
(4)	Includes (i) 6,597,912 shares held by investment funds for which Corre Partners Management, LLC is a common ultimate controlling entity, and (ii) 407,927 shares issuable upon the conversion of the Company’s Series A Convertible Notes or the Company’s Series B Convertible Notes. Information is based on Amendment No. 1 to a Schedule 13G filed on February 10, 2015 by Corre Partners Management, LLC, which states that Corre Partners Management, LLC, Corre Partners Advisors, LLC, John Barrett and Eric Soderlund (“Corre Management”) have shared voting and dispositive power over such shares. Corre Management is deemed the beneficial owner of such shares as a result of acting as an investment advisor. Beneficial ownership has been determined after giving effect to certain provisions in the New Series Convertible Notes which limit the conversion of the New Series Convertible Notes as described below. Although the holder may be deemed to beneficially own in aggregate $1,986,993 of Series A Notes including interest through December 31 , 2014, redeemable for a maximum of approximately 1,528,456 shares, and $2,531,809 of Series B Notes including interest through December 31, 2014, redeemable for a maximum of approximately 6,362,928 shares, the aggregate number of shares into which the Series A Notes and Series B Notes are convertible is limited to the number of shares that, together with all other shares beneficially owned by the holder, does not exceed 9.99% of the total outstanding shares. Accordingly, the portion of the Series A Notes and Series B Notes that would exceed such amount are not currently convertible into shares.
(5)	Includes (i) 5,858,430 shares held by investment funds for which Oaktree Capital Management, L.P. is a common ultimate controlling entity, and (ii) 1,579,787 shares issuable upon the conversion of Series A Convertible Notes or Series B Convertible Notes. Information is based on a Schedule 13G filed on February 17, 2015 by Oaktree Capital Management, L.P., which states that Oaktree Capital Management, L.P., Oaktree Holdings, Inc., Oaktree Capital Group, LLC, and Oaktree Capital Group Holdings GP, LLC have shared voting and dispositive power over such shares and may each be deemed the beneficial owner of such shares. Beneficial ownership has been determined after giving effect to certain provisions in the New Series Convertible Notes which limit the conversion of the New Series Convertible Notes as described below. Although the holder may be deemed to beneficially own in aggregate $1,374,266 of Series A Notes including interest, redeemable for a maximum of approximately 1,057,128 shares, and $1,751,078 of Series B Notes including interest, redeemable for a maximum of approximately 4,400,800 shares, the aggregate number of shares into which the Series A Notes and Series B Notes are convertible is limited to the number of shares that, together with all other shares beneficially owned by the holder, does not exceed 9.99% of the total outstanding shares. Accordingly, the portion of the Series A Notes and Series B Notes that would exceed such amount are not currently convertible into shares.
(6)	Information is based on Amendment No. 2 to Schedule 13D filed by the holder with the SEC on February 10, 2015.
(7)	Includes 958,632 shares issuable upon exercise of Series A Notes and 3,990,764 shares issuable upon the conversion of Series B Convertible Notes. Information is based on a Schedule 13G filed on February 10, 2015. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities. Beneficial ownership has been determined after giving effect to certain provisions in the New Series Convertible Notes which limit the conversion of the New Series Convertible Notes as described below. The aggregate number of shares into which the Series A Notes and Series B Notes are convertible is limited to the number of shares that, together with all other shares beneficially owned by the holder, does not exceed 9.99% of the total outstanding shares. At this time no portion of the Series A Notes or Series B Notes would exceed such amount; accordingly, both are currently fully convertible into shares.

(8)	Consists of 3,810,146 shares of Common Stock that may be acquired upon exercise of the Lender Warrant held by TPG Specialty Lending, Inc. (“TSL”). Information is based on a Schedule 13D filed on November 17, 2014. Beneficial ownership has been determined after giving effect to certain provisions in the Lender Warrant which limit the exercisability of the Lender Warrant if, after giving effect to such exercise, the holder’s beneficial ownership of the Common Stock would exceed 9.99%. TSL Advisers, LLC, a Delaware limited liability company (“TSL Advisers”) acts as investment adviser and administrator to TSL, which has elected to be regulated as a business development company under the Investment Company Act of 1940. The business and affairs of TSL Advisers are managed by its board of managers, whose sole members are Messrs. David Bonderman, James G. Coulter and Alan Waxman. TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”) is the general partner of TPG Group Holdings (SBS), L.P., a Delaware limited partnership, which is the sole member of TPG Holdings II-A, LLC, a Delaware limited liability company, which is the general partner of TPG Holdings II, L.P., a Delaware limited partnership (“Holdings II”), which is the general partner of TPG Holdings II Sub, L.P., a Delaware limited partnership (“Holdings II Sub”), which is a member of TSL Advisers. Because of the relationship between Holdings II Sub and TSL Advisers, Group Advisors may be deemed to beneficially own the shares of Common Stock that may be acquired upon exercise of the Lender Warrant by TSL. Tarrant Capital Advisors, Inc., a Delaware corporation (“Tarrant Capital”) is the sole stockholder of Tarrant Advisors, Inc., a Texas corporation (“Tarrant”), which is the general partner of TSL Equity Partners, L.P., a Delaware limited partnership (“Equity Partners”), which is a member of TSL Advisers. Because of the investment by Equity Partners in TSL Advisers, Tarrant Capital may be deemed to beneficially own the shares of Common Stock that may be acquired upon exercise of the Lender Warrant by TSL. Messrs. Bonderman and Coulter are officers and sole stockholders of each of Tarrant Capital and Group Advisors. Because of the relationship of Messrs. Bonderman and Coulter to Tarrant Capital and Group Advisors, each of Messrs. Bonderman and Coulter may be deemed to beneficially own the shares of Common Stock that may be acquired upon exercise of the Lender Warrant by TSL. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares of Common Stock that may be acquired upon exercise of the Lender Warrant by TSL except to the extent of their pecuniary interest therein. Because Mr. Waxman is a member of the board of managers of TSL Advisers, he may be deemed to beneficially own the shares of Common Stock that may be acquired upon exercise of the Lender Warrant by TSL. Mr. Waxman disclaims beneficial ownership of the shares of Common Stock that may be acquired upon exercise of the Lender Warrant by TSL except to the extent of his pecuniary interest therein. The address of each of TSL, Group Advisors, Tarrant Capital and Messrs. Bonderman, Coulter and Waxman is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(9)	Includes 50,000 shares issuable upon the exercise of options that are immediately exercisable. Excludes 5,000 shares of deferred stock that will not vest within 60 days of March 13, 2015. Mr. Agüero holds no options that are not exercisable within 60 days of March 13, 2015.
(10)	Includes 50,000 shares issuable upon the exercise of options that are immediately exercisable. Excludes 7,500 shares of deferred stock that will not vest within 60 days of March 13, 2015. Mr. Drury holds no options that are not exercisable within 60 days of March 13, 2015.
(11)	Includes 45,000 shares issuable to Mr. Maxwell upon the exercise of options that are immediately exercisable. Excludes 2,000 shares of deferred stock that will not vest within 60 days of March 13, 2015. Mr. Maxwell holds no options that are not exercisable within 60 days of March 13, 2015.
(12)	Includes 45,000 shares issuable upon the exercise of options that are immediately exercisable. Excludes 2,000 shares of deferred stock that will not vest within 60 days of March 13, 2015. Mr. Garrett holds no options that are not exercisable within 60 days of March 13, 2015.
(13)	Includes 45,000 shares issuable upon the exercise of options that are immediately exercisable. Excludes 2,000 shares of deferred stock that will not vest within 60 days of March 13, 2015. Mr. Duffy holds no options that are not exercisable within 60 days of March 13, 2015.
(14)	Excludes 15,385 shares of deferred stock that will not vest within 60 days of March 13, 2015.
(15)	Includes 30,000 shares issuable upon the exercise of options that are immediately exercisable. Excludes 2,500 shares of deferred stock that will not vest within 60 days of March 13, 2015. Mr. Graber holds no options that are not exercisable within 60 days of March 13, 2015.

(16)	Includes 30,000 shares issuable upon the exercise of options that are immediately exercisable. Excludes 3,500 shares of deferred stock that will not vest within 60 days of March 13, 2015. Mr. Whalen holds no options that are not exercisable within 60 days of March 13, 2015.
(17)	Includes 30,000 shares issuable upon the exercise of options that are immediately exercisable. Excludes 2,500 shares of deferred stock that will not vest within 60 days of March 13, 2015. Mr. Finlayson holds no options that are not exercisable within 60 days of March 13, 2015.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

In the ordinary course of our business and in connection with our financing activities, we have entered into a number of transactions with our directors, officers and 5% or greater shareholders. Under the terms of our Code of Business Conduct and Ethics, each director and officer is prohibited from engaging in any activity or having a personal interest that presents a conflict with the interests of the Company and from using corporate property for personal gain. Related party transactions are fully disclosed to disinterested directors who have the option of approving or rejecting any such proposed transaction on behalf of the Company.

The transaction set forth below was approved by the unanimous vote of our Board of Directors with interested directors abstaining. We believe that we have executed the transaction set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. Our Board of Directors is responsible for approving related party transactions, as defined in applicable rules by the Securities and Exchange Commission. As a matter of Company policy mandated by resolution of the Board, all related party transactions are reviewed by the Audit Committee, which then reports its findings to the full Board.

The Company owns 5.5% of the outstanding voting stock of EQM Technologies & Energy, Inc. (“EQM”), a corporation that trades on the OTC Bulletin Board as the successor by merger to Beacon Energy Holdings Inc. (“Beacon”). Investments in Beacon were approved by our Board of Directors in 2006 and 2007. Carlos E. Agüero, our Chairman, President and Chief Executive Officer, holds approximately 1.6% of the stock of EQM and served on its board of directors until 2012. Paul A. Garrett, a director of the Company and chair of our Audit Committee, holds the same positions at EQM and holds less than 1% of its stock. Michael J. Drury, our Executive Vice President and Chief Operating Officer, holds less than 1% of the stock of EQM. The Beacon investment was reviewed and recommended to the Board by a committee of independent directors having no direct or indirect interests in Beacon. The interests of Mr. Agüero and Mr. Drury were fully disclosed to the committee prior to its review of the investments and to the Board prior to its approval of the investments, and both abstained from the Board’s votes on the matter. Mr. Garrett did not assume his positions until after the EQM/Beacon merger.

Each of our non-employee Directors, specifically Mr. Duffy, Mr. Garrett , Mr. Grossman and Mr. Maxwell, is “independent” as defined in the listing standards of NYSE MKT and under the SEC’s Rule 10A-3.

Item 14. Principal Accounting Fees and Services

The aggregate fees of the Company’s principal accounting firm, CohnReznick LLP (“CohnReznick”), including billed and estimated unbilled amounts applicable to the Company and its subsidiaries for services rendered by CohnReznick LLP for the year ended December 31, 2014 and for services rendered by CohnReznick LLP for the year ended December 31, 2013, were approximately:

	2014	2013
Audit Fees	$475,000	$466,300
Audit Related Fees	—	—
Tax Fees	—	—
All Other	—	—

The comparability of Audit Fees is generally affected by the SEC filings made or contemplated and the volume and materiality of the Company’s business acquisitions.

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

Tax Fees. Consists of fees for professional services rendered related to tax compliance, tax advice or tax planning. CohnReznick LLP did not provide tax services to the Company for the years ended December 31, 2014 and 2013.

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

The Audit Committee’s Charter establishes procedures for the Audit Committee to follow to pre-approve auditing services and non-auditing services to be performed by the Company’s independent auditors. Such pre-approval can be given as part of the Audit Committee’s authorization of the scope of the engagement of the independent auditors or on an individual basis. The pre-approval of non-auditing services can be delegated by the Audit Committee to one or more of its members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has pre-approved all of the non-audit services provided by the Company’s independent auditors to date.

In considering the nature of the services provided by the independent registered public accountant, the Audit Committee of our Board of Directors determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accountant and Company management to determine that they are permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as rules of the American Institute of Certified Public Accountants.

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

Date: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carlos E. Agüero Carlos E. Agüero	Chairman of the Board of Directors, President, Chief Executive Officer and Director	April 15, 2015

/s/ Kevin Whalen Kevin Whalen	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2015

/s/ Michael J. Drury Michael J. Drury	Executive Vice President and Chief Operating Officer and Director	April 15, 2015

/s/ Bret R. Maxwell Bret R. Maxwell	Director	April 15, 2015

/s/ Paul A. Garrett Paul A. Garrett	Director	April 15, 2015

/s/ Sean P. Duffy Sean P. Duffy	Director	April 15, 2015

/s/ Cary M. Grossman Cary M. Grossman	Director	April 15, 2015

EXHIBIT INDEX

3.1	Fourth Amended and Restated Certificate of Incorporation of Metalico, Inc.; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2008 Annual Meeting of Stockholders filed May 15, 2008 and incorporated herein by reference

3.2	Fourth Amended and Restated Bylaws of Metalico, Inc.; previously filed as Exhibit 3.2 to Current Report on Form 8-K filed August 31, 2012 and incorporated herein by reference

4.1	Specimen Common Stock Certificate; previously filed as Exhibit 4.1 to Form 10 filed December 20, 2004 and incorporated herein by reference

10.8*	Metalico, Inc. Executive Bonus Plan; previously filed as Exhibit 10.8 to Form 10 filed December 20, 2004 and incorporated herein by reference

10.9	Financing Agreement dated as of November 21, 2013 by and among Metalico, Inc., each of its subsidiaries signatory thereto, the lenders signatory thereto TPG Specialty Lending, Inc., as agent for the Lenders and lead arranger, and PNC Bank, National Association, as service agent for the Lenders; previously filed as Exhibit 10.9 to Current Report on Form 8-K filed November 22, 2013 and incorporated herein by reference

10.10	First Amendment dated March 14, 2014 to Financing Agreement dated as of November 21, 2013 by and among Metalico, Inc., each of its subsidiaries signatory thereto, the lenders signatory thereto, TPG Specialty Lending, Inc., as agent for the Lenders and lead arranger, and PNC Bank, National Association, as service agent for the Lenders and incorporated herein by reference

10.11	Second Amendment, dated October 21, 2014, to Financing Agreement, dated as of November 21, 2013, by and among Metalico, Inc., each of its subsidiaries signatory thereto, the lenders signatory thereto (the “Lenders”), the agent for the Lenders, and the service agent for the Lenders; previously filed as Exhibit 10.11 to Current Report on Form 8-K filed October 21, 2014 and incorporated herein by reference.

10.13	Equipment Financing Agreement dated December 12, 2011 as amended by Amendment No. 1 dated February 17, 2012 between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.13 to Form 10-K filed March 14, 2012 and incorporated herein by reference.

10.16*	Form of Employee Deferred Stock Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.16 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference

10.18*	Metalico 2006 Long-Term Incentive Plan; previously filed as Appendix A to Proxy Statement on Schedule 14A for the Company’s 2006 Annual Meeting of Stockholders filed April 13, 2006 and incorporated herein by reference

10.19*	Form of Employee Incentive Stock Option Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.19 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference

10.20*	Form of Employee Restricted Stock Grant Agreement under Metalico, Inc. 2006 Long-Term Incentive Plan; previously filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference

10.28	Securities Purchase Agreement dated as of April 23, 2008 among Metalico, Inc. and the investors named therein; previously filed as Exhibit 10.1 to Current Report on Form 8-K/A filed April 24, 2008 and incorporated herein by reference

10.32	Amendment No. 2 dated November 6, 2012 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.32 to Quarterly Report on Form 10-Q filed November 9, 2012 and incorporated herein by reference

10.33	Amendment No. 3 dated March 6, 2013 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.33 to Current Report on Form 8-K filed March 11, 2013 and incorporated herein by reference.

10.34	Amendment No. 4 dated August 7, 2013 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.34 to Quarterly Report on Form 10-Q filed August 9, 2013 and incorporated herein by reference.

10.35	Amendment No. 5 dated November 21, 2013 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.34 to Current Report on Form 8-K filed November 22, 2013 and incorporated herein by reference

10.36	Amendment No. 6 dated November 21, 2013 to Equipment Financing Agreement dated December 12, 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.35 to Current Report on Form 8-K filed November 22, 2013 and incorporated herein by reference

10.37	Amendment No. 8 and Waiver, dated as of September 30, 2014, to Equipment Financing Agreement, dated December 12 2011 by and between Buffalo Shredding and Recovery, LLC as borrower and First Niagara Leasing, Inc. as lender; previously filed as Exhibit 10.37 to Current Report on Form 8-K filed October 21, 2014 and incorporated herein by reference.

10.43	Form of Exchange Agreement, dated October 21, 2014, between Metalico, Inc. and each of the investors listed in the Schedule of Investors attached thereto; previously filed as Exhibit 10.43 to Current Report on Form 8-K filed October 21,2014 and incorporated herein by reference.

10.44	Form of Series A New Series Convertible Note, dated October 21, 2014, issued to each New Note Holder that is party to the agreement identified in Exhibit 10.43; previously filed as Exhibit 10.44 to Current Report on Form 8-K filed October 21, 2014 and incorporated herein by reference.

10.45	Form of Series B New Series Convertible Note, dated October 21, 2014, issued to each New Note Holder that is party to the agreement identified in Exhibit 10.43; previously filed as Exhibit 10.45 to Current Report on Form 8-K filed October 21, 2014 and incorporated herein by reference.

10.46	Form of Series C New Series Convertible Note, dated October 21, 2014, issued to each New Note Holder that is party to the agreement identified in Exhibit 10.43; previously filed as Exhibit 10.46 to Current Report on Form 8-K filed October 21, 2014 and incorporated herein by reference.

10.51	Subscription Agreement, dated October 21, 2014, among Metalico, Inc. and the subscribers identified on the Schedule of Subscribers attached thereto; previously filed as Exhibit 10.51 to Current Report on Form 8-K filed October 21, 2014 and incorporated herein by reference.

10.52	Registration Rights Agreement, dated October 21, 2014, among Metalico, Inc. and the subscribers identified on the Schedule of Subscribers attached thereto; previously filed as Exhibit 10.52 to Current Report on Form 8-K filed October 21, 2014 and incorporated herein by reference.

10.53	Common Stock Purchase Warrant, dated October 21, 2014, issued to subscribers party to agreements identified in Exhibits 10.51 and 10.52; previously filed as Exhibit 10.53 to Current Report on Form 8-K filed October 21, 2014 and incorporated herein by reference.

10.54	Asset Purchase Agreement by and between Mayco Manufacturing, LLC, as purchaser, and Mayco Industries, Inc., as seller, dated December 1, 2014; previously filed as Exhibit 10.54 to Current Report on Form 8-K filed December 2, 2014 and incorporated herein by reference

10.55	Asset Purchase Agreement by and between by and between Santa Rosa Lead Products, LLC, as purchaser, and Santa Rosa Lead Products, Inc., as seller, dated December 1, 2014; previously filed as Exhibit 10.55 to Current Report on Form 8-K filed December 2, 2014 and incorporated herein by reference.

10.56	Asset Purchase Agreement by and between Mayco (Alabama), LLC, as purchaser, and Metalico Alabama Realty, Inc., as seller, dated December 1, 2014; previously filed as Exhibit 10.56 to Current Report on Form 8-K filed December 2, 2014 and incorporated herein by reference.

10.57	Asset Purchase Agreement by and between Mayco (Illinois), LLC, as purchaser, and Metalico-Granite City, Inc., as seller, dated December 1, 2014; previously filed as Exhibit 10.57 to Current Report on Form 8-K filed December 2, 2014 and incorporated herein by reference.

10.58	Asset Purchase Agreement by and between Mayco (Nevada), LLC, as purchaser, and West Coast Shot, Inc., as seller, dated December 1, 2014; previously filed as Exhibit 10.58 to Current Report on Form 8-K filed December 2, 2014 and incorporated herein by reference by reference.

14.1	Code of Business Conduct and Ethics, available on the Company’s website (www.metalico.com) and incorporated herein by reference

21.1	List of Subsidiaries of Metalico, Inc.

23.1	Consent of CohnReznick LLP

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-K beginning on page F-2:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Metalico, Inc.

We have audited the accompanying consolidated balance sheets of Metalico, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss), equity and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of Metalico, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalico, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 22 to the consolidated financial statements, the Company anticipates that it will not meet the maximum Leverage Ratio covenant as prescribed by the Financing Agreement for the quarter ended March 31, 2015 and there can be no assurance that the Company can resolve any noncompliance with their lenders. As a result, the Company’s debt could be declared immediately due and payable which would result in the Company having insufficient liquidity to pay its debt obligations and operate its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 22. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CohnReznick LLP

Roseland, New Jersey

April 15, 2015

Metalico, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
	($ thousands)
ASSETS
Current assets:
Cash	$3,757	$7,056
Trade receivables, less allowance for doubtful accounts 2014 - $563; 2013 - $462	42,349	46,873
Inventories	46,126	55,146
Prepaid expenses and other current assets	5,233	5,252
Assets of discontinued operations	—	34,766
Prepaid income taxes and income taxes receivable	280	2,050
Deferred income taxes	617	2,607

Total current assets	98,362	153,750
Property and equipment, net	81,620	85,471
Goodwill	11,898	22,443
Other intangibles, net	21,532	31,450
Other assets, net	4,932	7,899

Total assets	$218,344	$301,013

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of other long-term debt	$6,513	$6,327
Accounts payable	10,134	16,176
Accrued expenses and other current liabilities	4,275	3,236
Liabilities of discontinued operations	—	2,777

Total current liabilities	20,922	28,516

Long-Term Liabilities:
Senior unsecured convertible notes payable	10,478	23,172
Other long-term debt, less current maturities	62,391	97,919
Deferred income taxes	1,735	2,295
Accrued expenses and other long-term liabilities	5,117	879

Total long-term liabilities	79,721	124,265

Total liabilities	100,643	152,781

Commitments and contingencies (Notes 15 and 16)
Equity:
Common stock	70	48
Additional paid-in capital	200,033	185,520
Accumulated deficit	(82,402)	(38,017)
Accumulated other comprehensive loss	—	(372)

Total Metalico Inc. and Subsidiaries equity	117,701	147,179
Noncontrolling interest	—	1,053

Total equity	117,701	148,232

Total liabilities and equity	$218,344	$301,013

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	($ thousands, except per share data)
Revenue	$476,037	$457,184	$507,230

Costs and expenses:
Operating expenses	444,375	425,429	468,446
Selling, general and administrative expenses	19,401	21,286	25,695
Depreciation and amortization	15,749	16,308	15,611
Impairment charges	11,216	38,737	19,601
Gain on acquisition	—	(105)	—

	490,741	501,655	529,353

Operating loss	(14,704)	(44,471)	(22,123)

Financial and other income (expense):
Interest expense	(9,899)	(8,986)	(9,077)
Early repayment fees on senior debt	(1,027)	—	—
(Loss) gain on debt extinguishment	(16,103)	(187)	63
Financial instruments fair value adjustment	1,578	3	196
Gain on settlement	—	—	4,558
Other	73	371	21

	(25,378)	(8,799)	(4,239)

Loss from continuing operations before income taxes	(40,082)	(53,270)	(26,362)
(Benefit) provision for federal and state income taxes	1,159	(14,841)	(8,514)

Loss from continuing operations	(41,241)	(38,429)	(17,848)
(Loss) income from discontinued operations net of income taxes (Note 3)	(4,197)	3,500	4,703

Consolidated net loss	(45,438)	(34,929)	(13,145)
Net loss attributable to noncontrolling interest	1,053	113	34

Net loss attributable to Metalico, Inc.	$(44,385)	$(34,816)	$(13,111)

(Loss) income per share:
Basic and diluted
Loss from continuing operations	$(0.80)	$(0.80)	$(0.38)
(Loss) Income from discontinued operations	$(0.08)	$0.07	$0.10

Net loss	$(0.88)	$(0.73)	$(0.28)

Metalico, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Consolidate net loss	$(45,438)	$(34,929)	$(13,145)
Other comprehensive income (loss), net of income tax	372	77	(15)

Comprehensive loss	$(45,066)	$(34,852)	$(13,160)

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2014, 2013 and 2012

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	($ thousands)
Balance January 1, 2012	$47	$182,379	$9,910	$(434)	$—	$191,902

Issuance of 9,528 shares of common stock in exchange for options exercised	—	36	—	—	—	36

Issuance of 111,791 shares of common stock on deferred stock vesting, net of tax withholding repurchase	1	(56)	—	—	—	(55)

Stock based compensation expense, net of deferred tax benefit of $25	—	1,652	—	—	—	1,652

Issuance of 67,568 shares of common stock for investment in joint venture	—	100	—	—	—	100

Contributions from noncontrolling interest	—	—	—	—	1,200	1,200

Net loss	—	—	(13,111)	—	(34)	(13,145)

Other comprehensive loss, net of deferred tax benefit of $9	—	—	—	(15)	—	(15)

Balance December 31, 2012	48	184,111	(3,201)	(449)	1,166	181,675

Issuance of 194,966 shares of common stock on deferred stock vesting, net of tax withholding repurchase	—	(17)	—	—	—	(17)

Stock based compensation expense	—	926	—	—	—	926
Issuance of 291,629 shares of common stock for investment in joint venture	—	500	—	—	—	500

Net loss	—	—	(34,816)	—	(113)	(34,929)

Other comprehensive loss, net of deferred tax expense of $41	—	—	—	77	—	77

Balance December 31, 2013	48	185,520	(38,017)	(372)	1,053	148,232

Issuance of 171,614 shares of common stock on deferred stock vesting, net of tax withholding repurchase	—	(12)	—	—	—	(12)

Stock based compensation expense	—	273	—	—	—	273

Issuance of 21,966,941 shares of common stock issued upon debt retirement	22	14,252	—	—	—	14,274

Net loss	—	—	(44,385)	—	(1,053)	(45,438)

Other comprehensive income, net of deferred tax benefit of $256	—	—	—	372	—	372

Balance December 31, 2014	$70	$200,033	$(82,402)	$—	$—	$117,701

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	($ thousands)
Cash flows from operating activities:
Consolidated net loss	$(45,438)	$(34,929)	$(13,145)
Loss (income) from discontinued operations	4,197	(3,500)	(4,703)
Adjustments to reconcile consolidated net loss from continuing operations to net cash provided by operating activities:
Depreciation	13,275	13,152	12,606
Amortization	3,775	4,062	3,811
Amortization of note payable and put option discounts	16	45	56
Provision for doubtful accounts receivable and loss on vendor advances	111	298	2,283
Deferred income tax (benefit) provision	1,112	(10,448)	(5,984)
Net loss (gain) on sale and disposal of property and equipment	(132)	100	122
Non-cash gain on settlement	—	—	(1,017)
Impairment charges	11,216	38,737	19,601
Gain on acquisition	—	(105)	—
Loss (gain) on debt extinguishment	11,742	(123)	(63)
Interest paid-in-kind	1,571	—	—
Financial instruments fair value adjustment	(1,578)	(3)	(196)
Compensation expense on restricted stock and stock options issued	273	926	1,652
Excess tax benefit from stock-based compensation	—	—	94
Deferred financing costs expensed	—	375	—
Other non-cash items	—	—	35
Change in assets and liabilities, net of business acquisitions and divestitures:
Trade receivables	4,413	7,407	(11,371)
Inventories	9,020	3,650	19,313
Prepaid expenses and other current assets	1,851	903	2,163
Accounts payable, accrued expenses and income taxes receivable	(2,443)	(3,571)	(1,498)

Net cash provided by operating activities – continuing operations	12,981	16,976	23,759
Net cash provided by operating activities – discontinued operations	4,741	4,972	(1,377)

Net cash provided by operating activities	17,722	21,948	22,382

Cash flows from investing activities:
Proceeds from insurance recovery and sale of property and equipment	371	211	40
Purchase of property and equipment	(9,657)	(9,382)	(21,558)
(Increase) decrease in other assets	113	(797)	534
Proceeds from sale of businesses	31,306	—	—
Cash paid for business acquisitions, less cash acquired	—	(2,108)	(2,627)

Net cash provided by (used in) investing activities – continuing operations	22,133	(12,076)	(23,611)
Net cash used in investing activities – discontinued operations	(911)	(14)	(321)

Net cash provided by (used in) investing activities	21,222	(12,090)	(23,932)

Cash flows from financing activities:
Net borrowings (payments) under revolving lines-of-credit	(16,797)	8,783	9,618
Proceeds from other borrowings	2,930	42,884	6,070
Principal payments on other borrowings	(25,921)	(52,847)	(14,099)
Proceeds from issuance of common stock on exercised options	—	—	36
Excess tax benefit from stock-based compensation	—	—	(25)
Debt issuance costs paid	(2,539)	(7,040)	(564)

Net cash (used in) provided by financing activities – continuing operations	(42,327)	(8,220)	1,036
Net cash provided by financing activities – discontinued operations	84	—	—

Net cash (used in) provided by financing activities	(42,243)	(8,220)	1,036

Net increase (decrease) in cash	(3,299)	1,638	(514)
Cash:
Beginning of year	7,056	5,418	5,932

End of year	$3,757	$7,056	$5,418

See Notes to Consolidated Financial Statements.

Metalico, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

($ thousands, except per share data)

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business: Metalico, Inc. and subsidiaries (the “Company”) operates thirty-one scrap metal recycling facilities (“Scrap Metal Recycling”), including an aluminum de-oxidizing plant co-located with a scrap metal recycling facility, in a single reportable segment. On December 1, 2014, the Company completed the sale of its Lead Fabricating operations and has reclassified its lead metal product fabricating (“Lead Fabricating”) operations, a previously separate reportable segment, as discontinued operations (see Note 3) for all periods presented. The Company markets a majority of its products domestically but maintains several international customers.

Liquidity and Risk

The Company expects to fund current working capital needs, interest payments and capital expenditures with cash on hand and cash generated from operations, supplemented by borrowings available under the current senior credit agreement and potentially available elsewhere, such as vendor financing or other equipment lines of credit. On November 21, 2013, the Company entered into a six-year senior credit facility (as further described below in Note 9 — the “Financing Agreement”) with revolving and term components to replace its former revolving credit facility, repurchase a significant portion of the Company’s outstanding 7% Convertible Notes (the “Notes”) and to provide liquidity to retire any Notes subject to an optional repurchase right exercisable by the Note holders that became effective on June 30, 2014 under which the Company would be required to redeem the Notes at par. The Company did not meet the maximum leverage ratio covenant prescribed by the Financing Agreement for the quarterly periods ending March 31, and June 30, 2014 and the lenders party to the Financing Agreement restricted availability under the term portion of the agreement to redeem the Notes. On June 30, 2014, the Company received redemption notices from the Note holders, was unable to draw funds under the Financing Agreement meant to redeem the Notes and was consequently in default on the Notes. As described in Note 9, on October 21, 2014, the Company cured its defaults through the completion of a debt restructuring which included an amendment to the Financing Agreement, an equity conversion of certain Notes and an exchange of new ten-year convertible notes and stock rights for the balance of its previously outstanding Notes. The Company is currently in compliance with all of its debt covenants.

The Company’s ability to draw funds under the Financing Agreement for working capital needs is contingent upon its ability to maintain sufficient levels of collateral in the form of eligible accounts receivable and inventory and its continued compliance with the covenants set forth in the Financing Agreement. Significant changes in metal prices and demand for scrap metal within a short period of time can negatively affect the levels of accounts receivable and inventory eligible for collateral and the Company’s ability to draw funds under the Financing Agreement. No assurance can be given that the Company will maintain sufficient levels of collateral or will maintain compliance in forthcoming quarters or that the lenders will waive any future noncompliance. Please refer to Note 22 Subsequent Events, regarding the Company’s ability to meet its maximum Leverage Ratio covenant for the quarter ended March 31, 2015.

A summary of the Company’s significant accounting policies follows:

Use of estimates in the preparation of financial statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. The Company uses estimates in determining the reported amounts for reserves for uncollectible accounts receivable and vendor advances, inventory, deferred income tax asset and intangible asset valuations, warrant liabilities and stock-based compensation. Actual results could differ from those estimates.

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

Goodwill: The Company records as goodwill the excess of the purchase price over the fair value of identifiable net assets acquired. Accounting Standards Codification (“ASC”) prescribes a two-step quantitative process for impairment testing of goodwill, which is performed at least annually, or when the Company has determined that an event triggering impairment may have occurred. Prior to performing the two step quantitative process, the Company may perform a qualitative assessment to determine the likelihood that the fair value of any of its reporting units may be less than its respective carrying value. The first step in the quantitative assessment tests for impairment by comparing the estimated fair value of each reporting unit to its carrying value. The fair values of the reporting units are estimated by a 5 year discounted cash flows forecast plus an estimated terminal value. Forecasts of future cash flows are based on the Company’s best estimate of future net sales and operating expenses. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and its carrying value. The Company performs its annual analysis as of December 31 of each fiscal year.

Other intangible and other assets: Covenants not to compete are amortized on a straight-line basis over the terms of the agreements, not exceeding 5 years. Supplier relationships are amortized on a straight-line basis not to exceed 20 years and trademarks and tradenames have indefinite lives and are therefore not amortized. Debt issue costs are amortized over the average term of the related credit agreement using the effective interest method.

Impairment of long-lived assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of definite-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell. Indefinite-lived assets are tested for impairment annually or when impairment is indicated by a comparison of the carrying amount of the asset to the net present value of future cash flows expected to be generated by the asset.

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

Earnings (loss) per common share: Basic earnings (loss) per share (“EPS”) data has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted EPS data has been computed on the basis of the assumed conversion, exercise or issuance of all potential common stock equivalents, unless the effect is to reduce the loss or increase the net income per common share.

Note 2. Business Acquisitions and Dissolutions

Business dissolution: On December 31, 2014, the Company’s Joint Venture operation in Cleveland, Ohio was dissolved. Upon final dissolution, the Company recorded impairment charges of $871 to the carrying value of supplier lists and $1,200 to the carrying value of a non-compete agreement that terminates with the dissolution of the joint venture.

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

Business acquisition: On July 23, 2013, the Company, through its Goodman Services, Inc. subsidiary, acquired substantially all of the assets, including real property, of Segel & Son, Inc. a family-owned scrap iron and metal recycling business with facilities in Warren, Pennsylvania and Olean, New York. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby in suburban Buffalo. The purchase price was paid using cash provided under the Company’s previous senior credit agreement. The allocation of the purchase price resulted in a bargain purchase gain of $105 (net of $67 in deferred income taxes) and no goodwill was recorded. The Company also issued common stock valued at $25 to a former Segel officer as an inducement to enter into a one-year employment agreement. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Business dissolution: On April 1, 2013, the Company’s Joint Venture operations in Ithaca, New York automatically terminated under the terms of the joint venture agreement. On September 6, 2013, upon final dissolution, the Company recorded a gain of $348 that is reported in other income for the year ended December 31, 2013.

Business acquisition: On February 4, 2013, the Company, through its Metalico Pittsburgh subsidiary, acquired certain accounts, equipment and a lease of certain real property from Three Rivers Scrap Metal, Inc. to operate a scrap metal recycling facility in the Greater Pittsburgh area in north suburban Conway, Beaver County, Pennsylvania. The acquisition provides a source of feedstock material for the Company’s shredder facility located nearby on Neville Island in Pittsburgh. The purchase price was paid using cash provided under the Company’s previous senior credit agreement. The financial statements include a final purchase price allocation which did not result in the recording of any goodwill. Unaudited pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Note 3 — Assets Held-for-Sale and Discontinued Operations

On December 1, 2014, the Company completed the sale of substantially all of the assets of its Lead Fabricating operating segment for $31,306 in cash. The Lead Fabricating operations comprised the entirety of the Company’s former Lead Fabricating reportable segment. The assets and liabilities related to the former Lead Fabricating business have been reclassified in the December 31, 2013 Consolidated Balance Sheet as assets and liabilities of discontinued operations.

The following table summarizes the components of the Company’s former Lead Fabricating operation’s assets and liabilities on the Consolidated Balance Sheet as of December 31, 2013:

2013
Assets:
Trade receivables	$6,544
Inventories	14,537
Prepaid expenses and other current assets	408
Property and equipment, net	13,277

Total assets of discontinued operations	$34,766

Liabilities:
Accounts payable	$1,767
Accrued expenses and other liabilities	1,010

Total liabilities of discontinued operations	$2,777

The results of the operations for the former Lead Fabricating business reported in Discontinued Operations in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Revenue	$63,391	$72,806	$66,415

Costs and expenses:
Operating expenses	54,537	62,046	55,240
Selling, general, and administrative expenses	3,624	3,906	3,778
Depreciation and amortization	1,182	1,683	435

	59,343	67,635	59,453

Income from discontinued operations	4,048	5,171	6,962
Loss on sale	(8,247)	—	—
Financial and other income (expense)	2	107	4

(Loss) income from discontinued operations, before income taxes	(4,197)	5,278	6,966
Provision for income taxes	—	1,778	2,263

(Loss) income from discontinued operations	$(4,197)	$3,500	$4,703

Note 4. Inventories

Inventories as of December 31, 2014 and 2013 were as follows:

	2014	2013
Raw materials	$2,975	$1,579
Work-in-process	385	1,523
Finished goods	1,690	1,117
Ferrous scrap metal	22,233	27,277
Non-ferrous scrap metal	18,843	23,650

	$46,126	$55,146

Note 5. Property and Equipment

Property and equipment as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Land	$11,938	$11,836
Buildings and improvements	36,358	34,619
Office furniture, fixtures and equipment	1,930	1,948
Vehicles and machinery and equipment	106,088	101,517
Construction in progress	736	1,045

	157,050	150,965
Less accumulated depreciation	75,430	65,494

	$81,620	$85,471

For the year ended December 31, 2014 and 2013, the Company did not capitalize any interest expense. For the year ended December 31, 2012, the Company capitalized interest expense of $85 related to facility construction projects.

Note 6. Goodwill

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill is tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. At December 31, 2014, in its annual impairment test, the Company determined that the fair value of certain of its reporting units did not exceed their respective carrying values resulting in goodwill impairment charges of $3,944 due to lower forecasted margins resulting from competitive pressures. Additionally, the Company closed its waste transfer station in Rochester, New York, a component of the Company’s New York Scrap Recycling Reporting Unit, resulting in an additional goodwill impairment charge of $1,233. In 2013, the Company experienced significantly lower commodity prices than were forecasted in the previous year‘s impairment analysis. When comparing actual year-to-date operating results to forecast for most of its reporting units, the Company’s operating results differed significantly enough to determine that impairment to the carrying value of its goodwill was probable. The Company has also experienced an extended period in which the carrying value of its shareholders’ equity materially exceeded its market capitalization value. Based on these factors, the Company performed an interim goodwill impairment test at September 30, 2013 for all of its reporting units. As a result of the impairment tests performed, the Company recorded a goodwill impairment charge of $32,330 to several of its reporting units. At December 31, 2013, in its annual impairment test, the Company did not identify any additional impairment.

Changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

	Scrap Metal Recycling	Lead Fabricating (Discontinued)	Corporate and Other	Consolidated
2014
Balance, beginning	$17,075	$5,368	$—	$22,443
Impairment charges	(5,177)	—	—	(5,177)
Loss on sale	—	(5,368)	—	(5,368)

Balance, ending	$11,898	$—	$—	$11,898

2013
Balance, beginning	$49,405	$5,368	$—	$54,773
Impairment charges	(32,330)	—	—	(32,330)

Balance, ending	$17,075	$5,368	$—	$22,443

Through the year ended December 31, 2014, the cumulative amount of impairment charges to goodwill totaled $88,868.

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

At December 31, 2014, the Company performed its annual impairment test on all of its intangible assets. Based on lower forecasted margins resulting from competitive pressures and a sharp decline in metal commodity prices, the Company recorded impairment charges totaling $3,806 to the carrying value of supplier lists at several of its reporting units. These charges were comprised of $1,518 for Akron, Ohio; $425 for Youngstown Ohio and $992 for the Bradford, Pennsylvania location. The total also includes an impairment charge of $871 to the supplier list at its Cleveland, Ohio joint venture location due to its dissolution. The Company also recorded an impairment charge of $1,034 to non-compete covenants at its Bradford, Pennsylvania location as the likelihood of competition from the covenant parties was not probable. An impairment charge of $1,200 was also recorded on the non-compete covenant at its Cleveland Ohio facility as the non-compete was no longer enforceable upon dissolution of the joint venture.

In 2013, the Company performed an interim impairment test on all of its intangible assets at September 30, 2013. As a result of the testing, the Company recorded an impairment charge of $5,307 to write-down the carrying value of a supplier list at its Akron, Ohio Scrap Reporting Unit and an impairment charge of $1,100 to a trade name that the Company no longer expects to use. At December 31, 2014, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of December 31, 2014 and 2013 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Loss on Sale	Net Carrying Amount
2014
Covenants not-to-compete	$6,514	$(2,764)	$(2,234)	$—	$1,516
Trademarks and tradenames	4,875	—	—	(875)	4,000
Supplier relationships	35,024	(15,202)	(3,806)	—	16,016
Know how	397	—	—	(397)	—

	$46,810	$(17,966)	$(6,040)	$(1,272)	$21,532

2013
Covenants not-to-compete	$6,514	$(2,188)	$—	$—	$4,326
Trademarks and tradenames	5,975	—	(1,100)	—	4,875
Supplier relationships	40,330	(13,171)	(5,307)	—	21,852
Know how	397	—	—	—	397

	$53,216	$(15,359)	$(6,407)	$—	$31,450

The changes in the net carrying amount of amortized intangible and other assets by classifications for the years ended December 31, 2014 and 2013 were as follows:

	Covenants Not-to- Compete	Supplier Relationships
2014
Balance, beginning	$4,326	$21,852
Amortization	(576)	(2,030)
Impairment charges	(2,234)	(3,806)

Balance, ending	$1,516	$16,016

2013
Balance, beginning	$5,055	$29,493
Acquisitions/additions	(729)	(2,334)
Amortization	—	(5,307)

Balance, ending	$4,326	$21,852

Amortization expense recognized on all amortizable intangible assets totaled $2,606, $3,063 and $2,817 for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated aggregate amortization expense on amortizable intangible and other assets for each of the next five years and thereafter is as follows:

Years Ending December 31:	Amount
2015	$1,723
2016	1,933
2017	1,603
2018	1,361
2019	1,321
Thereafter	9,591

$17,532

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of December 31, 2014 and 2013 consisted of the following:

	2014			2013
	Current	Long-Term	Total	Current	Long-Term	Total
Environmental monitoring costs	$88	$726	$814	$109	$761	$870
Payroll and employee benefits	656	—	656	817	—	817
Interest and bank fees	298	—	298	431	—	431
Derivative liabilities – warrants	—	803	803	—	—	—
Obligations from debt restructuring	862	3,500	4,362	—	—	—
Other	2,371	88	2,459	1,879	118	1,997

	$4,275	$5,117	$9,392	$3,236	$879	$4,115

Note 9. Pledged Assets, Short-Term Debt, Long-Term Debt and Warrants

Long-term debt, excluding senior unsecured convertible notes payable, as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Senior debt:
Revolving line-of-credit payable under secured credit facility with primary lender, terms as described below	$31,420	$48,216
Term loan A payable under secured credit facility with primary lender, due in quarterly principal installments of $200 plus interest at the lender’s base rate plus a margin (an effective rate of 10.50% at December 31, 2014), maturing November 2019, collateralized by substantially all assets of the Company.	19,973	32,650
Term loan B payable under secured credit facility with primary lender, due in quarterly principal installments at an amount equal to 0.50% of the aggregate term loan B balance advanced plus interest at the lender’s base rate plus a margin, paid off in December 2014	—	3,000
Note payable to bank, due in monthly installments of $141, including interest at 4.77%, maturing November 2019, collateralized by certain equipment	7,402	8,708
Note payable to bank, due in monthly installments of $3, including interest at 7.2%, remainder due April 2019, collateralized by real property	140	162
Note payable to bank, due in monthly installments of $6, including interest at 6.0%, due December 2017, collateralized by real property	224	298
Other, primarily equipment notes payable and capitalized leases for related equipment, interest from 0.0% to 8.3%, collateralized by certain equipment with due dates ranging from 2015 to 2020	7,635	7,947

Subordinated debt (subordinate to debt with primary lenders):
Note payable to selling shareholders in connection with business acquisition, due in monthly installments of $20 plus interest at 5%, due December 2019, unsecured	889	1,042
Notes payable to selling shareholders in connection with business acquisition, due in quarterly installments of $156 plus interest at 6.5%, due January 2016, unsecured	780	1,403
Notes payable to selling shareholders in connection with business acquisition, due in monthly installments of $2 plus interest at 4.0%, due February 2018, unsecured	57	75
Non-compete obligations payable to individuals in connection with business acquisition, due in quarterly installments of $100 plus interest at 6.5%, unsecured	384	745

	68,904	104,246
Less current maturities	6,513	6,327

Long-term portion	$62,391	$97,919

On November 21, 2013, the Company entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The six-year agreement consists of senior secured credit facilities in the aggregate amount of $125,000, including a $65,000 revolving line of credit and two term loan facilities totaling $60,000. The revolving line of credit provides for revolving loans that, in the aggregate, are not to exceed the lesser of $65,000 and a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. On October 21, 2014, the Company entered into a Second Amendment (“Second Amendment”) to the Financing Agreement which increased interest rate margins for revolving and term loans. Revolving loans accrue interest at either the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 4.00%) plus 2.75% or, at the Company’s election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.75% (an aggregate effective rate of 5.01% at December 31, 2014). The term loans bear interest at the Base Rate plus 8.50% or, at the Company’s election, the LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 9.50% (an aggregate effective rate of 10.5% at December 31, 2014). Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Outstanding balances under the revolving line of credit and term loans were $31,420 and $19,973, respectively, as of December 31, 2014. The Second Amendment also waived the previously existing defaults under the Financing Agreement and lifted a non-payment blockage to junior lenders and provided consent to amend the Senior Unsecured Convertible Notes described below.

Related deferred financing costs are being amortized over the term of the Financing Agreement. In addition to a cash amendment fee of $578, the senior lenders also received an additional fee of $3,500 that is payable either in cash at the maturity of the outstanding term loans under the Financing Agreement and/or, at the holder’s option, but without duplication, in shares of the Company’s common stock pursuant to a warrant issued at closing with a cashless exercise feature. The Second Amendment was recorded as a debt extinguishment. As a result, the Company recorded a $9,152 loss on extinguishment comprised of $4,078 in amendment fees charged by the lender, $2,693 in unamortized deferred costs capitalized under the original agreement and $2,381 representing the fair value of the warrant feature of the additional fee and are reported under loss on debt extinguishment in the Consolidated Statement of Operations.

The Company remains subject to certain financial covenants (as amended in the Second Amendment), including maximum leverage, maximum capital expenditures and minimum availability, and is restricted from, among other things, paying cash dividends, repurchasing its common stock over certain stated thresholds, and entering into certain transactions without the prior consent of the lenders. The Company believes it will be able to meet the future maximum leverage ratio covenants modified under the Second Amendment and thus all of the outstanding balances under the Financing Agreement have been classified as long-term liabilities. At December 31, 2014, availability under the revolving portion of the Financing Agreement was $7,993.

Listed below are the material debt covenants as prescribed by the Financing Agreement.

Maximum Leverage Ratio — ratio of total debt (excluding balances of the Notes) to trailing four-quarter EBITDA at December 31, 2014 must not exceed covenant:

Covenant	6.00 to 1.0
Actual	5.03 to 1.0

Maximum Leverage Ratios under the Financing Agreement for the next four quarterly periods are as follows:

For the quarterly period ending:	Covenant Ratio
March 31, 2015	6.00 to 1.0
June 30, 2015	6.00 to 1.0
September 30, 2015	6.00 to 1.0
December 31, 2015	6.00 to 1.0

Maximum Consolidated Capital Expenditures — capital expenditures for the quarter ended December 31, 2014 must not exceed covenant:

Covenant	$11,500
Actual	$10,569

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10,418. The Company used $6,585 to repay a term loan provided under the Company’s previous credit agreement with JPMorgan Chase Bank, NA, Inc., as agent, and other lenders party thereto. The loan is secured by the Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with the TPG lending group, the Company and First Niagara entered into an amendment adopting the covenants prescribed by the Financing Agreement, which includes the covenants as amended by the Second Amendment. All cross defaults due to the defaults under the Financing Agreement have been waived by First Niagara. A previous loan modification shortened the First Niagara maturity to coincide with the maturity of the Financing Agreement in November 2019 and accordingly increased the required monthly payments from $110 to $141. The interest rate under the loan remains unchanged at 4.77% per annum. As of December 31, 2014 and 2013, the outstanding balance under the loan was $7,402 and $8,708, respectively.

Senior Unsecured Convertible Notes Payable

On April 23, 2008, the Company entered into a Securities Purchase Agreement with accredited investors (“Note Purchasers”) which provided for the sale of $100,000 of Senior Unsecured Convertible Notes (the “Notes”) convertible at all times into shares of the Company’s common stock. The original conversion price of the Notes was $14.00 per share. The Notes bore interest at 7% per annum, payable in cash, and matured in April 2028. The Notes also contained an optional repurchase right requiring the Company to redeem the Notes at par which was exercised by the Note holders on June 30, 2014. At that time, the aggregate principal balance outstanding under the 2008 Notes, after various equity exchanges and repurchases, was approximately $24.3 million. Due to the Company’s inability to meet the maximum leverage ratio covenant under the Financing Agreement at March 31, 2014, availability under the term portion of the Financing Agreement to redeem the Notes was restricted by the lenders party to the Financing Agreement and on June 30, 2014, the Company was unable to redeem the Notes.

On October 20, 2014, the Note holders converted $10,000 of the debt to Metalico common stock under the terms of the Notes at a rate of $0.9904 per share and also received rights to receive additional common shares in the event the trading price of the Company’s stock fell below certain values determined at the fortieth trading day after the date of the Exchange Agreement (“Conversion”). As a result of the initial issuance and subsequent forty trading day true-up, a total of 24,362,743 shares were issuable under the Conversion of which the Company issued 21,966,941 shares with the remaining 2,395,809 shares deferred by the Note holders to a then unspecified subsequent date in accordance with the applicable terms of the Exchange Agreements. On January 26, 2015 the remaining 2,395,809 deferred shares were issued. Pursuant to individual Exchange Agreements dated October 21, 2014 (the “Exchange Agreements”), the holders exchanged the remaining principal balance plus accrued unpaid interest, a total of $14,727, for three sets of “New Series Convertible Notes” (described below). The Company recorded the Exchange as a debt extinguishment. As a result of the Exchange, the Company recorded, a loss on extinguishment of $6,373, comprised of $5,136 for common stock issued in the true-up to the Exchange, $955 in unamortized deferred costs from the original Notes and $282 in unamortized discount related to the value of warrants issued in connection with the original Notes.

New Series Convertible Notes

The remaining $14,727 Note and interest balance not converted on October 20, 2014, was exchanged into New Series Convertible Notes. The aggregate principal amounts of each of the “Series A” New Series Convertible Notes and the “Series C” New Series Convertible Notes is $4,490 and the aggregate principal amount of the “Series B” New Series Convertible Notes is $5,748. The New Series Convertible Notes mature on July 1, 2024 and bear interest, payable in kind, at a rate of 13.5% per annum. The interest rate was applicable retroactively to balances under the original Notes as of July 1, 2014 and resulted in $1,571 of paid in kind interest expense in the year ended December 31, 2014.

“Series A” New Series Convertible Notes may be converted into shares of Metalico common stock at any time after issuance at a rate of $1.30 per share. The Company may not redeem any portion of the Series A Notes prior to July 1, 2017, and after that may redeem all or a portion of the balance subject to a 30% premium payable in additional shares of stock. “Series B” New Series Convertible Notes received a conversion rate of $0.3979 based on 110% of the arithmetic average of the weighted average price of Metalico common stock for a thirty-day trading period including the fifteen trading days prior to, and the fifteen trading days commencing on, December 31, 2014 and are convertible to Metalico common stock as of that date. All or a portion of the “Series B” New Convertible Note may be redeemed by the Company, from portions of the proceeds of specified asset sales and in certain stated and permitted amounts subject to the same premium as the Series A Notes. The “Series C” New Convertible Note were redeemed at par upon the sale of the Company’s Lead Fabricating business on December 1, 2014 resulting in a loss on extinguishment of $577 for the expensing of the pro-rata share of unamortized deferred financing costs incurred in the Exchange.

As of December 31, 2014, the outstanding balance of the New Series Convertible Notes, including accrued and unpaid interest was $10,478. As of December 31, 2013, the outstanding balance on the original Notes was $23,172 (net of $297, in unamortized discount related to the original fair value of warrants issued with the Notes).

Aggregate annual maturities required on all debt outstanding as of December 31, 2014 are as follows:

Years ending December 31:	Amount
2015	$6,513
2016	5,785
2017	5,285
2018	4,458
2019	3,969
Thereafter	53,372

$79,382

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

Note 10. Accumulated Other Comprehensive Loss

Other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 of $372, $77 and $(15), net of income tax (expense) benefit of $(256), $(41) and $9, respectively is due to changes in the funded status of the defined benefit pension plan.

The components of accumulated other comprehensive loss, net of income tax, as of December 31, 2013 of $372 represented the funded status of the defined benefit pension plan of the Company’s former Lead Fabricating operations.

Note 11. Capital Stock

On December 13, 2014, pursuant to a Special Meeting, stockholders voted to amend of the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 100,000,000 shares to 300,000,000. Capital stock voting rights, par value, dividend features and authorized, issued and outstanding shares are summarized as follows as of December 31, 2014 and 2013:

	2014		2013
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Preferred stock, voting, $.001 par value	10,000,000	—	10,000,000	—
Common stock, voting, $.001 par value	300,000,000	70,281,935	100,000,000	48,143,379

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

Stock Purchase Warrants

As described in Note 9, in connection with the Second Amendment, the Company was charged a fee by its senior lenders that is payable either in cash at the maturity of the outstanding term loans under the agreement and/or, at the holder’s option, but without duplication, in shares of the Company’s common stock pursuant to a warrant issued at closing. The lenders’ warrant has a ten-year term and is exercisable for up to 3,810,146 shares of Metalico stock at an exercise price of $.9186 per share. It is also exercisable on a “cashless” basis. The warrant shares are also subject to certain antidilution protections. The Company will not receive any cash proceeds as a result of any of the described transactions.

The Company has recorded the $3,500 fee liability in long-term liabilities. The Company also recorded the fair value of the warrant feature using the Black-Scholes method as described in Note 20, determined to be $2,381 on the date of issue. The warrant is marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustments” in the consolidated statements of operations. At each balance sheet date, any change in the calculated fair market value of the warrant obligations must be recorded as additional other expense or income. At December 31, 2014, the fair value of the warrant liability was $803 and the $1,578 reduction in the liability from the date of issue was recorded as a credit to “Financial instruments fair value adjustments” in the consolidated statements of operations.

Note 12. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	2014	2013
Deferred tax assets:
Inventories	$1,361	$2,877
Accrued expenses	882	1,168
Accounts receivable	278	344
Intangible assets	12,100	9,882
Debt refinancing	5,816	—
Loss carryforwards	10,760	6,415
Basis in subsidiary stock	2,720	2,756

Total gross deferred tax assets	33,917	23,442
Less valuation allowance	(19,414)	(4,404)

	14,503	19,038

Deferred tax liabilities:
Property and equipment	(13,150)	(15,669)
Gain on debt extinguishment	(2,295)	(2,867)
Prepaid expenses	(176)	(190)

Total gross deferred tax liabilities	(15,621)	(18,726)

	$(1,118)	$312

The net change in the total valuation allowance was an increase of $15,010 and $658 in 2014 and 2013, respectively. The Company has a recorded a valuation allowance of approximately $19,414 as of December 31, 2014 to reduce deferred income tax assets, primarily net operating loss carryforwards, to the amount that is more likely than not to be realized in future periods. In evaluating the Company’s ability to recover its deferred income tax assets the Company considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical losses, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences. Therefore, the Company recorded a valuation allowance against all net deferred tax assets with exception to any deferred tax liabilities related to indefinite-lived intangibles.

At December 31, 2014, the Company has net operating losses carryforward for Federal purposes of $22,931 which will expire, if unused, beginning in year 2033. At December 31, 2014, the Company has net operating loss carryforwards for state income tax purposes of $86,880 which will expire, if unused, in 2014 through 2034. $3,733 will expire in 2014, $7,667 will expire between 2015 and 2017, and $75,480 will begin to expire after 2017.

The provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
Continuing Operations
Current – Federal	$(989)	$(4,568)	$(5,419)
Current – State	(5)	176	642

Total Current	(994)	(4,392)	(4,777)

Deferred – Federal	1,503	(10,670)	(2,900)
Deferred – State	650	221	(837)

Total Deferred	2,153	(10,449)	(3,737)

Total tax (benefit) expense – continuing operations	$1,159	$(14,841)	$(8,514)

Discontinued Operations
Current – Federal	$870	$1,329	$2,619
Current – State	103	61	30

Total Current	973	1,390	2,649

Deferred – Federal	(870)	309	(421)
Deferred – State	(103)	79	35

Total Deferred	(973)	388	(386)

Total tax (benefit) expense- discontinued operations	$—	$1,778	$2,263

The income tax (benefit) provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income (loss) for the years ended December 31, 2014, 2013 and 2012, due to the following:

	2014	2013	2012
Computed statutory tax benefit	$(13,484)	$(18,374)	$(8,996)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax effect	(2,091)	(1,148)	(225)
Fair value adjustments	(521)	—	(69)
Stock based payment adjustments	—	682	262
Non-deductible goodwill impairment	1,593	4,398	715
Non-deductible items	(344)	87	40
Permanent – return to provision	92	439	(174)
Change in valuation allowance	13,267	658	18
Change in uncertain tax positions	—	26	45
State Deferred Adjustments	1,801	—	—
Other, net	846	(1,609)	(130)

	$1,159	$(14,481)	$(8,514)

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Balance, January 1,	$176	$173
(Decrease) increase related to prior year tax positions	—	(2)
Increase related to current year tax positions	7	5

Balance, December 31,	$183	$176

Included in the balance of total unrecognized tax benefits at December 31, 2014 and 2013 are potential benefits of $119 and $114, respectively, that if recognized would affect the effective tax rate.

The Company, including its domestic subsidiaries, files consolidated Federal and state income tax returns. For years before 2009, the Company is no longer subject to Federal or state income tax examinations. The Internal Revenue Service concluded their examination of the Company’s income tax returns for 2008 and 2009 in 2012 and proposed no adjustments. The Company does not expect a significant change in the uncertain tax positions in the next twelve months.

Interest expense recognized related to uncertain tax positions amounted to $31 in 2014, $21 in 2013 and $16 in 2012, and penalties amounted to $32 in 2014, $3 in 2013 and $31 in 2012. Total interest and penalties expensed for the year ended December 31, 2014 was $14 and were included in income tax expense.

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

A summary of the status of the fixed stock option awards at December 31, 2014, 2013 and 2012, and changes during the years ended on those dates are as follows:

	2014			2013		2012
	Shares		Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,051,288		$4.00	1,762,385	$7.20	2,177,616	$7.30
Granted	—		—	3,500	1.48	60,000	4.27
Exercised	—		—	—	—	(9,528)	3.78
Expired	(500,794)		3.98	(714,597)	11.86	(465,703)	7.35

Outstanding at end of year	550,494		4.02	1,051,288	4.00	1,762,385	7.20

Exercisable at end of year	549,355	(a)	4.02	1,048,427	4.01	1,633,587	7.47
Weighted-average fair value per option granted during the year	$—			$0.96		$2.82
Stock-based compensation expense related to stock options recorded in selling, general and administrative expense	$1			$306		$999

(a)	As of December 31, 2014, there was $1 of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of options vested during the year ended December 31, 2014 was $1.

No options were awarded in the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the fair value of each option award was estimated at the grant date using the Black-Scholes method with the following assumptions for grants:

	2013	2012
Weighted average risk-free interest rates(1):	1.32%	1.04%
Weighted average expected life (in years)(2):	5.0	5.0
Weighted average expected volatility(3):	81.1%	83.8%
Expected dividend yield:	—	—

(1)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(2)	The expected life of stock options is estimated based on historical experience.
(3)	Expected volatility is based on the average of historical volatility determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.

	Aggregate Intrinsic Value As of and for the Year Ended December 31
	2014	2013	2012
Options outstanding	$—	$2	$—
Options exercisable	$—	$—	$—
Options exercised	$—	$—	$6

A further summary about awards outstanding at December 31, 2014, was as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in yrs)	Number Exercisable	Weighted- Average Remaining Contractual Life (in yrs)
$1.26	1,500	3.5	750	3.5
1.91	1,000	3.1	611	3.1
3.51	397,244	0.6	397,244	0.6
3.83	750	0.7	750	0.7
4.27	45,000	2.2	45,000	2.2
4.68	15,000	0.4	15,000	0.4
5.99	45,000	0.2	45,000	0.2
6.22	45,000	1.2	45,000	1.2

Total	550,494	1.3	549,355	1.3

Stock options outstanding that have vested, are expected to vest and are not expected to vest as of December 31, 2014 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in years
Vested	549,355	$4.02	0.8
Expected to vest	1,139	$1.48	1.3

	550,494	$4.02	0.8

Not expected to vest	—	—	—

Deferred Stock

Deferred stock awards granted vest and are issued ratably over a three-year period from the date of grant. A summary of the status of the nonvested fixed deferred stock awards at December 31, 2014, 2013 and 2012, and changes during the years ended on those dates is as follows:

	2014		2013		2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	303,736	$2.44	483,390	$2.79	312,175	$5.26
Stock awards granted	10,000	1.84	30,000	1.46	321,000	1.57
Stock awards cancelled\forfeited	(28,293)	1.62	(24,358)	3.17	(15,089)	5.02
Stock awards vested and issued	(183,296)	3.04	(185,296)	3.10	(134,696)	5.37

Outstanding at end of year	102,147	$1.58	303,736	$2.44	483,390	$2.79

Stock-based compensation expense related to stock awards recorded in selling, general and administrative expense	$272		$620		$653

As of December 31, 2014, there was $151 of unrecognized compensation costs related to non-vested stock awards that is expected to be recognized over a weighted-average period of 1.0 year.

Note 14. Pension Plans

At December 31, 2014, the Company has one defined-contribution 401(k) pension plan for employees not covered by a collective bargaining agreement (Non-union). The plan offers substantially all employees a choice to elect to make contributions pursuant to salary reduction agreements upon attaining certain age and length-of-service requirements. Under the Non-union plan, the Company may make matching contributions on behalf of the participants of the plan up to a maximum percentage of a participant’s compensation as defined by the plan. Through April 30, 2014 and for the year ended December 31, 2013, the Company made matching contributions of 2% in each year respectively to the Non-union plan. Company matching contributions were suspended on April 30, 2014. The employees at its former Granite City, Illinois plant were covered by a collective bargaining agreement (Union). Under the Union plan, and in accordance with its labor contract that covers the Company’s former union employees, Company contributions were required based on a specified rate per month. For the Union plan, the Company matched participant contributions up to the maximum required under the union collective bargaining agreement. The Non-union and Union plans also provide a profit sharing component where the Company can make a discretionary contribution to the plans, which is allocated based on the compensation of eligible employees. No profit sharing contributions were made for 2014, 2013 and 2012. Company matching and profit-sharing contributions are subject to vesting schedules, and forfeitures are applied to reduce Company contributions. Participants are immediately vested in their elective contributions. Combined 401(k) and pension expense for the years ended December 31, 2014, 2013 and 2012 was $143, $218 and $284, respectively.

In connection with a 2004 business acquisition, the Company assumed plan sponsorship of a frozen defined benefit pension plan at the Granite City, Illinois plant covering substantially all hourly employees at such location. The Company uses a December 31 measurement date for the defined benefit pension plan. Upon the sale of its Lead Fabricating operations on December 1, 2014, the Company no longer has any obligations under the defined benefit pension plan. Information relative to this defined benefit pension plan, as of and for the years indicated, is presented as follows:

Obligations and Funded Status

2013
Changes in benefit obligations:
Obligations at beginning of year	$1,290
Interest cost	57
Actuarial (gain) loss	(16)
Benefits paid	(68)

Obligations at end of year	$1,263

Changes in plan assets:
Fair value of assets at beginning of year	$748
Actual return on assets	115
Company contributions	81
Benefits paid	(68)

Fair value of assets at end of year	$876

Funded status (plan assets less than benefit obligations) at end of year	$(387)

Amounts not yet recognized:
Unrecognized net loss	$627

Accumulated benefit obligation	$1,263

	2013	2012
Components of Net Periodic Benefit Cost and Additional Information
Components of net periodic benefit cost:
Interest cost	$57	$52
Expected return on plan assets	(53)	(44)
Amortization of actuarial loss	40	39

Net periodic benefit cost	$44	$47

Additional information:
Unrecognized actuarial gain (loss) included in other comprehensive income, net of tax	$77	$(15)
Assumptions
Weighted-average assumptions used in computing ending obligations:
Discount rate	4.50%	3.75%
Rate of compensation increase	N/A	N/A
Weighted-average assumptions used in computing net cost:
Discount rate	4.50%	4.5%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	7.00%	7.00%

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

Plan Assets

Asset Category	Percentage of Plan Assets at December 31,2013
Equity securities	61%
Debt securities	37%
Other	2%

Total	100%

For the purposes of fair value measurement, all plan assets are considered to be Level 1, having quoted prices in active markets.

Note 15. Lease Commitments

The Company leases administrative and operations space under non-cancelable operating lease agreements that expire between 2015 and 2021, and require various minimum annual rentals. In addition, certain leases also require the payment of property taxes, normal maintenance, and insurance on the properties. The Company also leases certain vehicles and equipment under non-cancelable operating lease agreements that expire between 2015 and 2021.

The approximate minimum rental commitment as of December 31, 2014, excluding executory costs, is due as follows:

Years Ending December 31:	Amount
2015	$1,364
2016	1,156
2017	754
2018	496
2019	492
Thereafter	655

$4,917

Total rental expense for the years ended December 31, 2014, 2013, and 2012, was $2,206, $2,315 and $ 2,327, respectively.

Note 16. Other Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its former Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of December 31, 2014 and 2013, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $814 and $870, respectively. No further remediation is anticipated. Of the $814 accrued as of December 31, 2014, $88 is reported as a current liability and the remaining $726 is estimated to be paid as follows: $70 from 2016 through 2018, $75 from 2019 through 2020 and $581 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

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

Employee Matters

As of December 31, 2014, twenty-one employees located at the Company’s scrap processing facility in Akron, Ohio, approximately 3% of the Company’s workforce, were covered by a collective bargaining agreement with the Chicago and Midwest Regional Joint Board. On June 26, 2014, the members of the Joint Board ratified a new three-year contract that expires on June 25, 2017.

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 17. Investment

The Company holds a non-controlling interest in Beacon Energy Holdings, Inc. (“Beacon”) a company organized to produce and market biofuels refined from waste vegetable oil, fats, and agricultural feedstocks. At December 31, 2014 and 2013, the carrying amount of the investment was $0 due to historical losses and writedowns. The Company is not obligated to fund any of Beacon’s future losses. On February 8, 2011, Beacon completed a merger with Environmental Quality Management, Inc. (“EQM”) through the issuance of common shares to EQM. As a result, the Company’s ownership in Beacon was reduced to 5.9% and Beacon changed its name to “EQM Technologies & Energy, Inc.” The Company is a 5.5% holder of EQM Common stock at December 31, 2014.

Note 18. Statement of Cash Flows Information

The Company received refunds of income taxes of $1,832, $4,612 and $2,384 (net of payments of $183, $178 and $891) and paid cash for interest of $8,364, $8,299 and $8,189 for the years ended December 31, 2014, 2013 and 2012, respectively.

The following describes the Company’s noncash investing and financing activities:

	2014	2013	2012
Issuance of common stock for debt extinguishment (see Note 9)	$14,274	$—	$—
Issuance of common stock for business acquisition (see Note 2)	—	500	100
Issuance of short and long-term debt for business acquisitions	—	75	—
Repayment of debt with new borrowings	14,700	44,168	—
Accrued purchases of capital equipment and improvements	—	—	384
Trade-in allowances on new equipment purchases	129	148	276

Note 19. Earnings (loss) Per Share

Following is information about the computation of the earnings (loss) per share (“EPS”) for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Loss from continuing operations attributable to Metalico, Inc.	$(40,188)	50,530,650	$(0.80)
Loss from discontinued operations	$(4,197)	50,530,650	$(0.08)

Net loss attributable to Metalico, Inc	$(44,385)	50,530,650	$(0.88)

	Year Ended December 31, 2013
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Loss from continuing operations attributable to Metalico, Inc.	$(38,316)	47,951,933	$(0.80)
Income from discontinued operations	$3,500	47,951,933	$0.07

Net loss attributable to Metalico, Inc	$(34,816)	47,951,933	$(0.73)

	Year Ended December 31, 2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Loss from continuing operations attributable to Metalico, Inc.	$(17,814)	47,552,901	$(0.38)
Income from discontinued operations	$4,703	47,552,901	$0.10

Net loss attributable to Metalico, Inc	$(13,111)	47,552,901	$(0.28)

The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive.

As of December 31, 2014, there were 3,810,145 warrants, 550,494 options, 102,147 deferred shares, and 18,298,708 shares issuable upon conversion of convertible notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

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

Note 20. Fair Value Disclosure

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2014 and 2013:

	As of December 31, 2014			As of December 31, 2013
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
New Series A Convertible Notes due 2024	$4,607	$4,607	$4,986	$—	$—	$—
New Series B Convertible Notes due 2024	5,871	5,871	9,123	—	—	—

The fair value of the New Series Convertible Notes at each balance sheet date is determined based on recent quoted market prices.

The Company has determined that the carrying value of its 7% Notes approximates fair value due to the short-term nature of an optional repurchase right exercisable by the Note Purchasers on June 30, 2014. Under the terms, each Note Purchaser had the right to require the Company to redeem the Notes at par. The Notes are included in the consolidated balance sheet as of December 31, 2013 at $23,172 which is inclusive of unamortized discount of $297. The Notes were unsecured, bear interest at 7% per annum, payable in cash, and matured in April 2028.

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

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of:

	December 31, 2014
Liabilities	Level 1	Level 2	Level 3	Total
Fee Warrant	—	—	803	803

December 31, 2013
Liabilities	Level 1	Level 2	Level 3	Total
Put Warrants	—	—	—	—

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Fee Warrant: The Company values the fee warrant issued in connection with the Second Amendment to the Financing Agreement on October 21, 2014 using the Black-Scholes method. For the October 21, 2014 issuance date and year ended December 31, 2014, the average value per outstanding warrant listed below was estimated using the following input assumptions:

	December 31, 2014	October 21, 2014 Issue Date
Fair value per outstanding warrant	$0.21	$0.62
Market price per common share as of valuation date	$0.34	$0.93
Expected term, in years	9.83	10.00
Discount rate	2.17%	2.23%
Average volatility factor	70.9%	56.7%

Put Warrants: The Company values put warrants issued in connection with the original convertible notes in April 2008 using the Black-Scholes method. The put warrants expired on July 14, 2014. For the year ended December 31, 2013, the average value per outstanding warrant listed below was estimated using the following input assumptions:

2013
Fair value per outstanding warrant	$0.00
Market price per common share as of December 31	$2.07
Expected term in years	0.25
Discount rate	0.07%
Average volatility factor	49.6%

ASC Topic 820 requires a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. For the years ended December 31, 2014 and 2013, there were no transfers in or out of Level 3. For these Level 3 liabilities, the reconciliation is as follows:

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Year Ended December 31, 2014	Year Ended December 31, 2013
	Fee Warrant	Put Warrants
Beginning balance	$—	$3
Issuances	2,381	—
Total unrealized gain included in earnings	(1,578)	(3)

Ending balance	$803	$—

The amount of gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$(1,578)	$(3)

As of December 31, 2014, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

		December 31, 2014
Assets	Level 1	Level 2	Level 3	Total
Goodwill	—	—	$11,898	$11,898
Other intangible assets	—	—	$2,212	$2,212

A reconciliation of the beginning and ending balances for assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other Intangibles Supplier Lists
Beginning balance	$3,730
Total impairment charges included in earnings	1,518

Ending balance	$2,212

The amount of impairment charges for the period included in earnings attributable to the change in fair value relating to a certain supplier list still held at the reporting date	$(1,518)

Note 21. Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The impact of the adoption of this amendment on our consolidated financial statements will be based on our future disposal activity.

Note 22. Subsequent Events

In the first quarter of 2015, metal commodity prices experienced a significant decline which has had a material impact to the results of operations for the three months ended March 31, 2015. Due to the weaker than expected operating results for the first quarter of 2015, the Company anticipates that it will not meet the maximum Leverage Ratio covenant as prescribed by the Financing Agreement for the quarter ended March 31, 2015. The Company is negotiating with its lenders to resolve the anticipated covenant breach. A breach of any of the covenants contained in lending agreements could result in default under such agreements. In the event of a default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require the Company to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts borrowed by the Company, together with accrued interest, to be due and payable which would result in us having insufficient liquidity to pay our debt obligations and operate our business. No assurance can be provided that the Company will be able to reach an agreement with lenders about resolving any noncompliance with its covenants. These conditions raise substantial doubt about our ability to continue as a going concern.