Form 10-Q
period 2015-03-31
METALICO INC
filed 2015-05-20
CIK 1048685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares of Common stock, par value $.001, outstanding as of May 18, 2015: 73,690,436

METALICO, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2015 and December 31, 2014

	2015	2014
	(Unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$2,412	$3,757
Trade receivables, less allowance for doubtful accounts 2015 - $596; 2014 - $563	31,632	42,349
Inventories	33,967	46,126
Prepaid expenses and other current assets	5,014	5,233
Income taxes receivable	—	280
Deferred income taxes	500	617

Total current assets	73,525	98,362

Property and equipment, net	80,158	81,620
Goodwill	11,898	11,898
Other intangibles, net	21,100	21,532
Other assets, net	4,777	4,932

Total assets	$191,458	$218,344

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of other long-term debt	$59,057	$6,513
Accounts payable	8,976	10,134
Accrued expenses and other current liabilities	6,515	4,275
Income taxes payable	22	—

Total current liabilities	74,570	20,922

Long-Term Liabilities
Senior unsecured convertible notes payable	—	10,478
Other long-term debt, less current maturities	5,069	62,391
Deferred income taxes	1,735	1,735
Accrued expenses and other long-term liabilities	1,757	5,117

Total long-term liabilities	8,561	79,721

Total liabilities	83,131	100,643

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common stock	74	70
Additional paid-in capital	201,533	200,033
Accumulated deficit	(93,280)	(82,402)

Total stockholders’ equity	108,327	117,701

Total liabilities and stockholders’ equity	$191,458	$218,344

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

	2015	2014
	(Unaudited)
	($ thousands, except per share data)

Revenue	$75,888	$118,539

Costs and expenses
Operating expenses	76,433	112,265
Selling, general, and administrative expenses	4,770	5,362
Depreciation and amortization	3,629	3,995

	84,832	121,622

Operating loss	(8,944)	(3,083)

Financial and other income (expense)
Interest expense	(1,642)	(2,320)
Financial instruments fair value adjustment	(161)	—
Other	23	8

	(1,780)	(2,312)

Loss from continuing operations before income taxes	(10,724)	(5,395)
Provision (benefit) for federal and state income taxes	154	(598)

Loss from continuing operations	(10,878)	(4,797)
Income from discontinued operations net of income taxes	—	586

Consolidated net loss	(10,878)	(4,211)
Net loss attributable to noncontrolling interest	—	293

Net loss attributable to Metalico, Inc.	$(10,878)	$(3,918)

(Loss) earnings per common share:
Basic and diluted
Loss from continuing operations	$(0.15)	$(0.09)
Income from discontinued operations	—	0.01

Net loss	$(0.15)	$(0.08)

Weighted Average Common Shares Outstanding:

Basic and diluted	72,383,689	48,166,209

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2015 and 2014

	2015	2014
	(Unaudited)
	($ thousands)

Consolidated net loss	$(10,878)	$(4,211)
Other comprehensive income (loss), net of tax	—	—

Comprehensive loss	$(10,878)	$(4,211)

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015 and 2014

	2015	2014
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(10,878)	$(4,211)
Income from discontinued operations	—	(586)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	3,834	4,288
Compensation expense on restricted stock and stock options issued	41	125
Provision for doubtful accounts receivable	33	26
Deferred income taxes	117	(100)
Net gain on sale and disposal of property and equipment	(9)	(13)
Financial instruments fair value adjustment	161	—
Interest paid in kind	355	—
Change in assets and liabilities:
Trade receivables	10,684	(1,270)
Inventories	12,159	10,851
Prepaid expenses and other current assets	1,121	(533)
Accounts payable, accrued expenses, and other liabilities	(1,577)	(1,155)

Net cash provided by operating activities – continuing operations	16,041	7,422
Net cash provided by operating activities – discontinued operations	—	3,230

Net cash provided by operating activities	16,041	10,652

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	53	55
Purchase of property and equipment	(1,789)	(1,866)
Decrease (increase) in other assets	(7)	298

Net cash used in investing activities – continuing operations	(1,743)	(1,513)
Net cash used in investing activities – discontinued operations	—	(173)

Net cash used in investing activities	(1,743)	(1,686)

Cash Flows from Financing Activities
Net payments under revolving lines-of-credit	(14,757)	(9,337)
Proceeds from other borrowings	809	122
Principal payments on other borrowings	(1,662)	(1,698)
Debt issuance costs paid	(33)	(109)

Net cash used in financing activities	(15,643)	(11,022)

Net decrease in cash	(1,345)	(2,056)
Cash:
Beginning of period	3,757	7,056

End of period	$2,412	$5,000

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ thousands, except per share data)

(Unaudited)

Note 1 — General

Business

Metalico, Inc. and subsidiaries (the “Company”) operates twenty-eight scrap metal recycling facilities (“Scrap Metal Recycling”), including an aluminum de-oxidizing plant co-located with a scrap metal recycling facility, in a single reportable segment. On December 1, 2014, the Company completed the sale of its Lead Fabricating operations and has reclassified its lead metal product fabricating (“Lead Fabricating”) operations, a previously separate reportable segment, as discontinued operations (see Note 2) for all periods presented. The Company markets a majority of its products domestically but maintains several international customers.

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

Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K as filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited balance sheet as of that date included in the Form 10-K.

Liquidity and Risk

The Company expects to fund current working capital needs, interest payments and capital expenditures with cash on hand, cash generated from operations, supplemented by borrowings available under the current senior credit agreement and potentially available elsewhere, such as vendor financing or other equipment lines of credit and potentially from proceeds from the sale of certain assets. On November 21, 2013, the Company entered into a six-year senior credit facility (as further described below in Note 7 the “Financing Agreement”) with revolving and term components to replace its former revolving credit facility, repurchase a significant portion of the Company’s then outstanding 7% Convertible Notes (the “2008 Notes”) and to provide liquidity to retire any 2008 Notes subject to an optional repurchase right exercisable by the 2008 Note holders that became effective on June 30, 2014 under which the Company would be required to redeem the 2008 Notes at par. The Company did not meet the maximum leverage ratio covenant prescribed by the Financing Agreement for the quarterly periods ending March 31, and June 30, 2014 and the lenders party to the Financing Agreement restricted availability under the term portion of the agreement to redeem the 2008 Notes. On June 30, 2014, the Company received redemption notices from the Note holders, was unable to draw funds under the Financing Agreement meant to redeem the 2008 Notes and was consequently in default on the 2008 Notes. On October 21, 2014, the Company cured its defaults through the completion of a debt restructuring which included an amendment to the Financing Agreement, an equity conversion of certain 2008 Notes and an exchange of new ten-year convertible notes and stock rights for the balance of its previously outstanding 2008 Notes.

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

In the first quarter of 2015, metal commodity prices experienced a significant decline which has had a material impact to the results of operations for the three months ended March 31, 2015. Due to the weaker than expected operating results for the first quarter of 2015, the Company did not meet the maximum Leverage Ratio covenant as prescribed by the Financing Agreement for the quarter ended March 31, 2015. On May 20, 2015, the Company entered into agreements with its principal secured lenders pursuant to which the lenders have agreed to forbear from enforcing their remedies with respect to existing covenant breaches through August 31, 2015 (subject to early termination in the event of additional defaults) while the Company works to restore its historic levels of performance and continues to explore and develop alternative strategies for its future. In the absence of forbearance or in the event of an additional default, a lender could refuse to make additional advances under the revolving portion of a credit facility, could require the Company to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts borrowed by the Company, together with accrued interest, to be due and payable, which would result in the Company having insufficient liquidity to pay debt obligations and operate its business. No assurance can be provided that the Company will be able to comply with all of its obligations under the forbearance agreements or reach future agreements with lenders about resolving any noncompliance with its covenants and, in such event, the lenders could declare a default under the Financing Agreement which could also result in a cross default under its outstanding convertible notes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Due to its noncompliance and the uncertainty about the Company’s ability to cure future breaches, if any, certain debt subject to possible acceleration has been reclassified as short term obligations.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

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

Note 2 — Discontinued Operations

On December 1, 2014, the Company completed the sale of substantially all of the assets of its Lead Fabricating operating segment for $31,306 in cash. The Lead Fabricating operations comprised the entirety of the Company’s former Lead Fabricating reportable segment. The results of the operations for the former Lead Fabricating business reported in Discontinued Operations in the Consolidated Statements of Operations for the three months ended March 31, 2014 is as follows:

Revenue	$16,648

Costs and expenses:
Operating expenses	14,182
Selling, general, and administrative expenses	985
Depreciation and amortization	397

15,564

Income from discontinued operations	1,084
Financial and other income (expense)	(1)

Income from discontinued operations, before income tax expense	1,083
Provision for income taxes	497

Income from discontinued operations	$586

Note 3 — Inventories

Inventories as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014

Raw materials	$1,972	$2,975
Work-in-process	517	385
Finished goods	1,497	1,690
Ferrous scrap metal	15,495	22,233
Non-ferrous scrap metal	14,486	18,843

	$33,967	$46,126

Note 4 — Goodwill and Other Intangible Assets

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. No indicators of impairment were identified for the three months ended March 31, 2015. No changes in the carrying amount of goodwill were recorded for the three months ended March 31, 2015.

Adverse changes in general economic and market conditions and future volatility in the equity and credit markets could have further impact on the Company’s valuation of its reporting units and may require the Company to assess the carrying value of its remaining goodwill and other intangibles prior to normal annual testing dates.

The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At March 31, 2015, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of March 31, 2015 and December 31, 2014 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount
March 31, 2015

Covenants not-to-compete	$4,280	$(2,819)	$—	$1,461
Trademarks and tradenames	4,000	—	—	4,000
Supplier relationships	31,218	(15,579)	—	15,639

	$39,498	$(18,398)	$—	$21,100

December 31, 2014

Covenants not-to-compete	$6,514	$(2,764)	$(2,234)	$1,516
Trademarks and tradenames	4,000	—	—	4,000
Supplier relationships	35,024	(15,202)	(3,806)	16,016

	$45,538	$(17,966)	$(6,040)	$21,532

The changes in the net carrying amount of amortizable intangible assets by classifications for the three months ended March 31, 2015 were as follows:

	Covenants Not-to- Compete	Supplier Relationships

Balance, December 31, 2014	$1,516	$16,016
Acquisitions/additions	—	—
Amortization	(55)	(377)

Balance, March 31, 2015	$1,461	$15,639

Amortization expense on finite-lived intangible assets for the three months ended March 31, 2015 and 2014 was $432 and $655, respectively. Estimated aggregate amortization expense on amortized intangible assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2015	$1,291
2016	1,933
2017	1,603
2018	1,361
2019	1,321
Thereafter	9,591

$17,100

Note 5 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015			December 31, 2014
	Current	Long- Term	Total	Current	Long- Term	Total
Environmental monitoring costs	$87	$726	$813	$88	$726	$814
Payroll and employee benefits	1,067	—	1,067	656	—	656
Interest and bank fees	152	—	152	298	—	298
Derivative liabilities – warrants	—	964	964	—	803	803
Obligations from debt restructuring	3,500	—	3,500	862	3,500	4,362
Other	1,709	67	1,776	2,371	88	2,459

	$6,515	$1,757	$8,272	$4,275	$5,117	$9,392

Note 6 — Stock Options and Stock-Based Compensation

Stock-based compensation expense was $41 and $125 for the three months ended March 31, 2015 and 2014, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period. No options were granted during the three months ended March 31, 2015 and 2014.

Changes in the Company’s stock options for the three months ended March 31, 2015 were as follows:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	550,494	$4.00
Options forfeited or expired	(40,000)	$3.51

Options outstanding, end of period	510,494	$4.06

Options exercisable, end of period	509,563	$4.06

The weighted average remaining contractual term and the aggregate intrinsic value of both options outstanding and options exercisable as of March 31, 2015 was 0.5 years and $0, respectively.

As of March 31, 2015, total unrecognized stock-based compensation expense related to stock options was $1, which is expected to be recognized over a weighted average period of 1.0 year.

Deferred Stock

Deferred stock awards granted vest and are issued ratably over a three-year period from the date of grant. Changes in the Company’s deferred stock awards for the three months ended March 31, 2015 were as follows:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	102,147	$1.58
Stock awards granted	23,077	$0.71
Stock awards cancelled/forfeited	(3,850)	$1.55
Stock awards vested and issued	(10,192)	$0.89

Outstanding at end of period	111,182	$1.45

As of March 31, 2015, total unrecognized stock-based compensation expense related to stock awards was $127, which is expected to be recognized over a weighted average period of 1.1 years.

Note 7 — Short and Long-Term Debt

On November 21, 2013, the Company entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The six-year agreement consists of senior secured credit facilities in the aggregate amount of $125,000, including a $65,000 revolving line of credit and two term loan facilities totaling $60,000. The revolving line of credit provides for revolving loans that, in the aggregate, are not to exceed the lesser of $65,000 and a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. On October 21, 2014, the Company entered into a Second Amendment (“Second Amendment”) to the Financing Agreement which increased interest rate margins for revolving and term loans. Revolving loans accrue interest at either the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 4.00%) plus 2.75% or, at the Company’s election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.75% (an aggregate effective rate of 4.80% at March 31, 2015). The term loans bear interest at the Base Rate plus 8.50% or, at the Company’s election, the LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 9.50% (an aggregate effective rate of 10.5% at March 31, 2015). Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Outstanding balances under the revolving line of credit and term loans were $16,663 and $19,773, respectively, as of March 31, 2015. The Second Amendment also waived the previously existing defaults under the Financing Agreement and lifted a non-payment blockage to junior lenders and provided consent to amend the Senior Unsecured Convertible Notes described below. At March 31, 2015, availability under the revolving portion of the Financing Agreement was $11,102. This amount was reduced to $450 as of April 20, 2015, due to the reduction in eligible collateral.

At March 31, 2015, the Company was not in compliance with the Maximum Leverage Ratio covenant prescribed by the Financing Agreement. On May 20, 2015, the Company entered into an agreement with the lenders party to the Financing Agreement pursuant to which the lenders have agreed to forbear from enforcing their remedies with respect to the existing covenant breach through August 31, 2015 (subject to early termination in the event of additional defaults) while the Company works to restore its historic levels of performance and continues to explore and develop alternative strategies for its future. The agreement also reduced the revolving commitment under the Financing Agreement to $35,000 but deferred payment of any commitment reduction fees to the date of termination of the Financing Agreement. There can be no assurance at this time that the Company will be able to comply with all of its obligations under the forbearance agreement or return to compliance in forthcoming quarters or that the lenders will continue to forbear or waive compliance and, in such event, the lenders could declare a default under the Financing Agreement which could also result in a cross default under its outstanding convertible notes. Due to this uncertainty and the Company’s existing noncompliance, the outstanding balances under the Financing Agreement have been classified as current liabilities.

Listed below are the material debt covenants as prescribed by the Financing Agreement.

Maximum Leverage Ratio — ratio of total debt to trailing four-quarter EBITDA at March 31, 2015 must not exceed covenant:

Covenant	6.00 to 1.00
Actual	7.49 to 1.00

Maximum Leverage Ratios under the Financing Agreement for the next four quarterly periods are as follows:

For the quarterly period ending:	Covenant Ratio
June 30, 2015	6.00 to 1.0
September 30, 2015	6.00 to 1.0
December 31, 2015	6.00 to 1.0
March 31, 2016	5.50 to 1.0

Maximum Consolidated Capital Expenditures — capital expenditures for the three months ended March 31, 2015 must not exceed covenant

Covenant	$2,500
Actual year to date	$1,789

Under the forbearance agreement entered into with the lenders party to the Financing Agreement, the Company will be required to maintain minimum weekly availability under the revolving portion of the Financing Agreement as follows:

Weeks ended	Minimum Availability Required
May 16 ,2015 – June 6, 2015	$0
June 13, 2015 – July 4, 2015	$250
July 11, 2015 – August 29, 2015	$500

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10,418. The Company used $6,585 to repay a term loan provided under the Company’s previous credit agreement with JPMorgan Chase Bank, NA, Inc., as agent, and other lenders party thereto. The loan is secured by the Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with the TPG lending group, the Company and First Niagara entered into an amendment adopting the covenants prescribed by the Financing Agreement, which includes the covenants as amended by the Second Amendment. As a result, at March 31, 2015, the Company was not in compliance with the Maximum Leverage Ratio covenant prescribed by the Equipment Financing Agreement. On May 20, 2015, the Company entered into an agreement with First Niagara pursuant to which First Niagara has agreed to forbear from enforcing its remedies with respect to the existing covenant breach through August 31, 2015 (subject to early termination in the event of additional defaults) while the Company works to restore its historic levels of performance and continues to explore and develop alternative strategies for its future. A previous loan modification shortened the First Niagara maturity to coincide with the maturity of the Financing Agreement in November 2019 and accordingly increased the required monthly payments from $110 to $141. The interest rate under the loan remains unchanged at 4.77% per annum. As of March 31, 2015 and December 31, 2014, the outstanding balance under the loan was $7,066 and $7,402, respectively. There can be no assurance at this time that the Company will be able to comply with all of its obligations under the forbearance agreement or return to compliance in forthcoming quarters or that First Niagara will continue to forbear or waive noncompliance. Due to this uncertainty and the Company’s existing noncompliance, all amounts owed under the Equipment Finance Agreement together with other amounts owed under certain equipment loans due First Niagara have been classified as current liabilities.

New Series Convertible Notes

Pursuant to individual Exchange Agreements dated October 21, 2014 (the “Exchange Agreements”), holders of the Company‘s former 7% Convertible Notes exchanged (the “Exchange”) the principal balance plus accrued unpaid interest, a total of $14,727, for three sets of “New Series Convertible Notes” (described below). The Company recorded the Exchange as a debt extinguishment. The aggregate principal amounts of each of the “Series A” New Series Convertible Notes and the “Series C” New Series Convertible Notes is $4,490 and the aggregate principal amount of the “Series B” New Series Convertible Notes is $5,748. The New Series Convertible Notes mature on July 1, 2024 and bear interest, payable in kind, at a rate of 13.5% per annum. The interest rate was applicable retroactively to balances under the original Notes as of July 1, 2014 and resulted in $1,571 of paid in kind interest expense in the year ended December 31, 2014.

“Series A” New Series Convertible Notes could be converted into shares of Metalico common stock at any time after issuance at a rate of $1.30 per share. An anti-dilution provision contained in the Series A Notes reduced the conversion price to $1.2907 upon the Company’s issuance of additional common stock in February 2015. The Company may not redeem any portion of the Series A Notes prior to July 1, 2017, and after that may redeem all or a portion of the balance subject to a 30% premium payable in additional shares of stock. “Series B” New Series Convertible Notes received a conversion rate of $0.3979 based on 110% of the arithmetic average of the weighted average price of Metalico common stock for a thirty-day trading period including the fifteen trading days prior to, and the fifteen trading days commencing on, December 31, 2014 and are convertible to Metalico common stock as of that date. All or a portion of the Series B Notes may be redeemed by the Company, from portions of the proceeds of specified asset sales and in certain stated and permitted amounts subject to the same premium as the Series A Notes. The “Series C” New Convertible Notes were redeemed at par upon the sale of the Company’s Lead Fabricating business on December 1, 2014 resulting in a loss on extinguishment of $577 for the expensing of the pro-rata share of unamortized deferred financing costs incurred in the Exchange.

As of March 31, 2015, the outstanding balance of the Series A and B Convertible Notes, including accrued and unpaid interest was $4,763 and $6,069, respectively. Total paid in kind interest expense on the aggregate balance of New Series Convertible Notes for the three months ended March 31, 2015 amounted to $355. Due to potential cross defaults contained in the New Series Convertible Notes which would be triggered if the lenders under the Financing Agreement declared an event of default thereunder, all amounts owed under the New Series Convertible Notes have been classified as current liabilities.

Aggregate annual maturities required and reclassified due to defaults under certain obligations, on all debt outstanding as of March 31, 2015, are as follows:

Twelve months ending March 31:	Amount
2016	$59,057
2017	2,129
2018	1,694
2019	909
2020	337

$64,126

Note 8 — Stockholders’ Equity

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended March 31, 2015 is as follows:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance December 31, 2014	$70	$200,033	$(82,402)	$117,701
Net loss	—	—	(10,878)	(10,878)
Issuance of 2,395,809 shares of common for debt conversion	2	861	—	863
Issuance of 1,000,000 shares of common stock for consulting services	2	598	—	600
Issuance of 10,192 shares of common stock on deferred stock vesting	—	—	—	—
Stock-based compensation expense	—	41	—	41

Balance March 31, 2015	$74	$201,533	$(93,280)	$108,327

Stock Purchase Warrants:

In connection with the Second Amendment, the Company was charged a fee by its senior lenders that is payable either in cash at the maturity of the outstanding term loans under the Financing Agreement and/or, at the holder’s option, but without duplication, in shares of the Company’s common stock pursuant to a warrant issued at the Second Amendment closing. The lenders’ warrant has a ten-year term and is exercisable for up to 3,810,146 shares of Metalico stock at an exercise price of $0.9186 per share. It is also exercisable on a “cashless” basis. The warrant shares are also subject to certain anti-dilution protections. The Company will not receive any cash proceeds as a result of any of the described transactions.

The Company has recorded the $3,500 fee liability in other current liabilities due to the current noncompliance with its financial covenant. The Company also recorded a liability for the fair value of the warrant feature, determined to be $2,381 on the date of issue. The warrant is marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustment” in the consolidated statements of operations. At each balance sheet date, any change in the calculated fair market value of the warrant obligations must be recorded as additional other expense or income. At March 31, 2015 and December 31, 2014, the fair value of the warrant liability was $964 and $803, respectively. The $161 increase in the liability was recorded as expense to “Financial instruments fair value adjustment” in the consolidated statements of operations.

Note 9 — Statements of Cash Flows Information

The following describes the Company’s noncash investing and financing activities:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Issuance of common stock for debt extinguishment	$863	$—
Issuance of common stock for consulting services	$600	$—
Installment issuance of common stock for business acquisitions	$—	$200

The Company paid $1,192 and $2,085 in cash for interest expense in the three months ended March 31, 2015 and 2014, respectively. The Company received cash income tax refunds of $379 and made cash income tax payments of $113 in the three months ended March 31, 2015. For the three months ended March 31, 2014, the Company received cash income tax refunds of $124 and made cash income tax payments of $73.

Note 10 — Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding. Diluted loss per share reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of loss per share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
Basic and Diluted (Loss) Income Per Share	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss from continuing operations attributable to Metalico, Inc.	$(10,878)	72,383,689	$(0.15)	$(4,504)	48,166,209	$(0.09)

Income from discontinued operations	—	—	—	586	48,166,209	0.01

Net loss attributable to Metalico, Inc.	$(10,878)	72,383,689	$(0.15)	$(3,918)	48,166,209	$(0.08)

At March 31, 2015, there were 3,810,146 warrants, 510,494 options, 111,182 deferred shares and 0 shares issuable upon conversion of Notes excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. At March 31, 2014, there were 1,419,231 warrants, 1,046,488 options, 236,747 deferred shares and 1,676,358 shares issuable upon conversion of Notes excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

Note 11 — Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of March 31, 2015 and December 31, 2014, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $813 and $814, respectively. No further remediation is anticipated. Of the $813 accrued as of March 31, 2015, $87 is reported as a current liability and the remaining $726 is estimated to be paid as follows: $70 from 2016 through 2018, $75 from 2019 through 2020 and $581 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

The Company and its subsidiaries are at this time in material compliance with all of their obligations under all pending consent orders in College Grove, Tennessee and the greater Tampa area.

The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability because the Company believes that the cost for such insurance is not economical. Accordingly, if the Company were to incur liability for environmental damage in excess of accrued environmental remediation liabilities, its financial position, results of operations and cash flows could be materially adversely affected. The Company and its subsidiaries are at this time in material compliance with all of their pending remediation obligations.

The Company does not believe compliance with environmental regulations will have a material impact on earnings or its competitive position.

Employee Matters

As of March 31, 2015, twenty-one employees, located at the Company’s scrap processing facility in Akron, Ohio, approximately 4% of the Company’s workforce were covered by a collective bargaining agreement with the Chicago and Midwest Regional Joint Board. On June 26, 2014, the members of the Joint Board ratified a new three-year contract that expires on June 25, 2017.

Other Matters

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 12 — Income Taxes

The Company files income tax returns in the federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2009. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three months ended March 31, 2015 and 2014 was negative 1% and 11%, respectively.

The Company has a recorded a valuation allowance to reduce deferred income tax assets, primarily net operating loss carryforwards, to the amount that is more likely than not to be realized in future periods. In evaluating the Company’s ability to recover its deferred income tax assets the Company considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In addition to the valuation allowance, the Company’s effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include stock-based compensation, fair value adjustments and certain other non-deductible expenses.

On March 31, 2014, the State of New York enacted significant changes to its Corporate Franchise Tax provisions for taxable years beginning on or after January 1, 2015. As part of the New York tax law reform, companies meeting the definition of a ‘qualified New York manufacturer’ will effectively have a zero percent (0%) tax rate for corporate income tax. Prior to enactment, the Company had maintained deferred state tax assets consisting primarily of tax credits and loss carryforwards in New York which now have no future economic benefit. As a result, $1,495 in net deferred tax assets were charged to income tax expense for the three months ended March 31, 2014.

Note 13 — Fair Value Disclosure

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015			As of December 31, 2014
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
New Series A Convertible Notes due 2024	$4,763	$4,763	$5,313	$4,607	$4,607	$4,986
New Series B Convertible Notes due 2024	6,069	6,069	10,239	5,871	5,871	9,123

The fair value of the New Series Convertible Notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement.

Fee Warrants: The carrying amounts are equal to fair value based upon the Black-Scholes method of calculation.

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

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Fee Warrants: The fee warrants are valued using the Black-Scholes method. As of March 31, 2015 and December 31, 2014, the average value per outstanding warrant listed below was estimated using the following input assumptions:

	March 31, 2015	December 31, 2014
Fair value per outstanding warrant	$0.25	$0.21
Market price per common share	$0.37	$0.34
Discount rate	1.94%	2.17%
Average volatility factor	78.3%	70.9%

Increases or decreases in the market price of the Company’s common stock have a corresponding effect on the fair value of this liability. For example, if the price of the Company’s common stock was $1.00 higher as of March 31, 2015, the fee warrant liability and expense for financial instruments fair value adjustments would have increased by $3,391.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	Fee Warrants	Put Warrants

Beginning balance	$803	$—
Total unrealized losses included in earnings	161	—

Ending balance	$964	$—

The amount of loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$161	$—

This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metalico, Inc. (herein, “Metalico,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”), as the same may be amended from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report. Amounts reported in the following discussions are not reported in thousands unless otherwise specified.

General

We operate twenty-eight scrap metal recycling facilities (“Scrap Metal Recycling”), including an aluminum de-oxidizing plant co-located with a scrap metal recycling facility, in a single reportable segment. We market a majority of our products domestically but maintain several international customers. Since the sale of our Lead Fabricating operations, we operate as a single reporting segment.

On December 1, 2014, we sold substantially all of the assets of our Lead Fabricating operations and have reclassified our lead metal product fabricating operations, a previously separate reportable segment, as discontinued operations.

Our operating facilities as of March 31, 2015 are located in Buffalo, Rochester, Niagara Falls, Lackawanna, Olean, Syracuse and Jamestown, New York; Akron, Youngstown and Warren, Ohio; Elizabeth, New Jersey; Gulfport, Mississippi; Pittsburgh, Brownsville, Sharon, Conway, West Chester, Lancaster, Warren and Bradford, Pennsylvania; and Colliers, West Virginia. The Company markets a majority of its products on a national basis but maintains several international customers.

Overview of Quarterly Results

The following items represent a summary of financial information for the three months ended March 31, 2015 compared with the three months ended March 31, 2014:

•	Sales decreased to $75.9 million, compared to $118.5 million.

•	Operating loss increased to an $8.9 million, compared to an operating loss of $3.1 million.

•	Net loss of $10.9 million, compared to a net loss of $3.9 million.

•	Net loss of $0.15 per diluted share, compared to a net loss of $0.08 per diluted share.

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

After a steady decline in the first quarter of 2015, domestic steel production appears to have bottomed at 67.7% of capacity utilization for the week ending April 4, 2015, rebounding to 72.1% for the week ending May 16, 2015. Steel prices experienced a significant decline in the first quarter of 2015 largely due to oversupply from foreign state owned steel manufacturing facilities particularly in tube steel which supplies oil and gas customers. A strong U.S. dollar has accelerated the flow of imports. However, demand for steel from nonresidential and infrastructure construction is growing; segments that have been depressed since the 2008-2009 financial crisis. Though the increase has been modest, this rise in activity is beginning to offset the weakness in the energy segment that resulted from the collapse in oil prices that has slowed domestic oil production growth.

Pricing for virtually all grades of ferrous scrap declined $80 to $100 per ton depending on grade and locations of steel mills. The drop was attributable to several factors with a strong U.S. dollar and a decline in oil prices being common denominators. The strong U.S. dollar has paved the way for a flood of finished and unfinished steel imports impacting demand for scrap by domestic producers. Overseas buyers of U.S. export scrap have sought cheaper material from locations outside the U.S. allowing the material traditionally destined for overseas to be offered to domestic consumers keeping supply elevated. Additionally, lower iron ore prices have made it an economic alternative to scrap. Sharply lower world oil prices have curbed U.S. oil and gas exploration and production which have been strong drivers of demand for steel tubular products. As the oversupply from the surge of imports early in the year is worked through, continued demand from the automotive sector and firming demand from nonresidential and infrastructure construction are expected to support demand from domestic mills.

Prices for aluminum, copper and other non-ferrous metals have trended lower from the start of the year but have not experienced the degree of decline ferrous prices have seen. A recent change to Chinese export taxes has increased the export of aluminum into the U.S. and will likely keep supply ample offsetting good demand from the automotive sector and keeping prices in check. Copper demand and pricing are expected to remain stable as well. In its April 29, 2015 statement, the U.S. Federal Reserve said that recent economic weakness in the U.S., the world’s second-largest copper user after China, has been largely due to temporary factors. A stronger U.S. economy would be a boon to demand for the industrial metal, which is used extensively in manufacturing and construction. At the same time, investors expect China to continue introducing stimulus measures to take the edge off its economic slowdown, which could boost copper demand further.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

Accounts receivable consist of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $596,000 at March 31, 2015 and $563,000 at December 31, 2014. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

At March 31, 2015, two of our reporting units have recorded goodwill. A list of these reporting units and the amount of goodwill remaining in each as of March 31, 2015, is as follows ($ in thousands):

Reporting Unit	Goodwill Recorded

New York State Scrap Recycling	$9,733
New Jersey Scrap Recycling	2,165

Total	$11,898

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

At December 31, 2014, the Company performed its annual impairment testing. Based on lower forecasted margins resulting from competitive pressures and a sharp decline in metal commodity prices, we recorded impairment charges totaling $2.9 million to the carrying value of supplier lists at several reporting units. These charges were comprised of $1.5 million for Akron, Ohio; $425,000 for Youngstown Ohio and $992,000 for the Bradford, Pennsylvania location. We also recorded an impairment charge of $1.0 million to non-compete covenants at our Bradford, Pennsylvania location as the likelihood of competition from the covenant parties was not probable. In 2013, we entered into a joint venture agreement to co-operate a scrap recycling facility with a scrap metal recycling company in Cleveland, Ohio. The principal of the recycling company had been subject to a non-compete agreement while the joint venture was in existence. The venture also included an iron and steel ferrous scrap metal supplier list of the recycling company. The joint venture was dissolved on December 31, 2014. Upon the dissolution of the joint venture, the non-compete agreement terminated resulting in an impairment charge of $1.2 million; and the absence of future cash flows from the joint venture resulted in a $871 impairment charge to the supplier list for the year ended December 31, 2014.

At March 31, 2015, management believes a significant factor behind the Company’s weak first quarter operating results was due to the sharp price declines in a short period of time. As a result of the dramatic price drop, margins on owned inventory and inbound flows to our yards were greatly reduced. This effect coupled with transportation issues related to severe weather and significant steel mill demand loss due to the reduction in energy related business, reduced ferrous sales levels. These factors, while significant, have been deemed temporary in nature and in management’s opinion have not impacted long-term value. Therefore these events have not been determined to be a triggering event warranting an impairment analysis. Prolonged weakness in demand from the oil and gas sector could further reduce scrap selling prices and provide potential for lower profit margins which could impact future operating results and lower cash flows. Should these conditions accelerate, goodwill impairment charges may be required prior to our 2015 annual year end testing.

Intangible Assets and Other Long-lived Assets

The Company tests finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. Through March 31, 2015, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. Through March 31, 2015, no indicators of impairment were identified and no adjustments were made to the estimated lives of finite-lived assets.

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

The following table sets forth information regarding revenues in each segment.

	Revenues
	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	($, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (weight in tons)	109.8	$33,840	44.6	146.9	$59,122	49.9
Non-ferrous metals (weight in lbs.)	39,396	41,488	54.7	43,658	58,571	49.4
Other scrap services	—	560	0.7	—	846	0.7

Total Revenue		$75,888	100.0		$118,539	100.0

The following table sets forth information regarding our average selling prices for the past five quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix. Average non-ferrous pricing below excludes the affect of PGM and Minor Metals.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.

March 31, 2015	$308	$0.78
December 31, 2014	$350	$0.90
September 30, 2014	$383	$0.89
June 30, 2014	$388	$0.88
March 31, 2014	$402	$0.93

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Consolidated net sales decreased by $42.6 million, or 35.9%, to $75.9 million for the three months ended March 31, 2015 compared to consolidated net sales of $118.5 million for the three months ended March 31, 2014. The Company reported decreases in selling volumes amounting to $20.7 million and lower average metal selling prices resulting in lower sales of $21.9 million.

Due to the many different ferrous and non-ferrous commodities that we buy, process and sell as well the various grades of material within those commodities and the mix of material sold through each of our locations, sales and margin totals can vary.

Ferrous Sales

Ferrous sales decreased by $25.3 million, or 42.8%, to $33.8 million for the three months ended March 31, 2015, compared to $59.1 million for the three months ended March 31, 2014. The decrease in ferrous sales was attributable to lower average selling prices amounting to $10.3 million and lower volumes sold amounting to $15.0 million. The average selling price for ferrous products was $308 per ton for the three months ended March 31, 2014 compared to $402 per ton for the three months ended March 31, 2014. Ferrous selling prices fell sharply in the first quarter due to a strong U.S. dollar which impacted export demand and weak steel demand particularly from the domestic oil and gas production and exploration industry.

Non-Ferrous Sales

Non-ferrous sales decreased by $17.1 million, or 29.2%, to $41.5 million for the three months ended March 31, 2015, compared to $58.6 million for the three months ended March 31, 2014. The decrease in non-ferrous sales was due to lower volumes sold totaling $5.8 million and lower average selling prices amounting to $11.3 million. We experienced volume and price decreases in all non-ferrous commodities including Zorba, a non-ferrous by-product of the auto shredding process due to reduced shredder production. The average selling price for non-ferrous products, excluding the effect of PGM and Minor Metals, was $0.78 per pound for the three months ended March 31, 2015 compared to $0.93 per pound for the three months ended March 31, 2014.

Operating Expenses

Operating expenses decreased by $35.9 million, or 32.0%, to $76.4 million for the three months ended March 31, 2015 compared to $112.3 million for the three months ended March 31, 2014. The decrease in operating expense was primarily due to a decrease in the cost of material sold totaling $34.3 million consisting of lower volume of material purchased totaling $33.3 million and decrease in freight charges totaling $1.0 million. As a percentage of sales, scrap metal margins, including in and outbound freight charges fell by 2.1 points from the previous year period as we worked through higher priced inventory in a rapidly declining selling price environment. Other operating expenses also decreased by $1.6 million reflecting the lower volume of material processed and sold. Changes in the components of other operating expense include a decrease in energy costs of $759,000 due to decreased production, particularly natural gas for aluminum De-ox production and electricity for shredder production, wages and benefits of $483,000 reflecting lower base and overtime hours, a reduction in repairs and maintenance of $168,000, a $65,000 decrease in production and warehouse supplies due to lower volumes processed and lower disposal costs of $49,000 reflecting lower shredder production.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased $592,000, or 10.9%, to $4.8 million, or 6.3% of sales, for the three months ended March 31, 2015, compared to $5.4 million, or 4.5% of sales, for the three months ended March 31, 2014. The decrease was comprised of lower wage and benefit costs of $624,000 due to the replacement and attrition of higher paid managerial staff, a decrease in advertising and promotion costs of $46,000, lower travel costs of $34,000 and other miscellaneous expenses totaling $121,000 reflecting management’s efforts to curtail operating costs. These items were offset by $141,000 in consulting and professional fees reflecting an increase in legal fees and an additional board member and a $92,000 increase in insurance premiums.

Depreciation and Amortization

Depreciation and amortization decreased by $366,000 to $3.6 million, or 4.8% of sales, for the three months ended March 31, 2015 compared to $4.0 million, or 3.4% of sales for the three months ended March 31, 2014. The reduction as a percentage of sales is due to lower sales levels while the actual reduction primarily reflects lower amortization expense in the current period of $224,000 due to the write off of intangible assets in the last quarter of 2014.

Financial and Other Income (Expense)

Interest expense decreased by $677,000 to $1.6 million for the three months ended March 31, 2015 compared to $2.3 million for the three months ended March 31, 2014, due to the reduction in outstanding debt resulting from the $31.3 million in proceeds from the sale of our Lead Fabricating operations on December 1, 2014, the conversion of $10.0 million in convertible notes for equity on October 20, 2014 and a $14.8 million reduction in the revolver balance from the beginning of the current year due to the decrease in working capital. The effect of lower debt balances was offset by higher interest rates charged on the revolver and term portion of the Financing Agreement and an increase in rate on New Series Convertible notes.

Other income for the three months ended March 31, 2015, includes expense of $161,000 to adjust the fee warrant liability to its respective fair value as of that date.

Income Taxes

For the three months ended March 31, 2015, the Company recognized income tax expense of $154,000, resulting in a negative effective tax rate of 1%. For the three months ended March 31, 2014, the Company recognized income tax benefit of $598,000, resulting in an effective tax rate of 11%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed.

For the current year quarter, we recorded a valuation allowance to reduce deferred income tax assets, primarily net operating loss carryforwards, to the amount that is more likely than not to be realized in future periods. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.

On March 31, 2014, the State of New York enacted significant changes to its Corporate Franchise Tax provisions for taxable years beginning on or after January 1, 2015. As part of the New York tax law reform, companies meeting the definition of a ‘qualified New York manufacturer’ will effectively have a zero 0% tax rate for corporate income tax. Prior to enactment, the Company had maintained deferred state tax assets consisting primarily of tax credits and loss carryforwards in New York which now have no future economic benefit. As a result, $1,495 in net deferred tax assets were charged to income tax expense for the three months ended March 31, 2014.

In addition to the valuation allowance described above, our effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include stock-based compensation, fair value adjustments and certain other non-deductible expenses.

Operating Loss

Operating loss increased by $5.8 million to an $8.9 million loss for the three months ended March 31, 2015, from an operating loss of $3.1 million for three months ended March 31, 2014. Operating results for three months ended March 31, 2015 were negatively impacted by significant declines in average selling prices, particularly for ferrous material, caused by a reduction in tubular steel product demand from energy sector and a strong U.S. dollar which increased domestic material supply and weighed on selling prices. Strong competition in sourcing material also contributed to lower metal margins.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the three months ended March 31, 2015, we generated $16.0 million of cash from operating activities compared to $10.7 million of operating cash generated for the three months ended March 31, 2014. Continuing operations contributed $7.4 million and discontinued operations contributed $3.3 million of the total cash flows from operating activities for the three months ended March 31, 2014. For the three months ended March 31, 2015, the Company’s net loss of $10.9 million was offset by depreciation and amortization of $3.8 million, $698,000 in other non-cash items and a $22.4 million decrease in working capital components. The decrease in working capital components includes a decrease in accounts receivable of $10.7 million, due to collections which outpaced the quarter’s lower sales volume at reduced average selling prices, inventory also decreased $12.2 million as we purchased less material than sold in the quarter and at lower average purchase prices. Prepaid expenses and other current assets decreased by $1.1 million which included a net $265,000 in income tax refunds. These items were offset by a $1.6 million increase to accounts payable and accrued expenses due primarily to timing of payments. For the three months ended March 31, 2014, the Company’s net loss of $4.2 million and $586,000 in income from discontinued operations were offset by depreciation and amortization of $4.3 million and a $7.9 million decrease in working capital components. The decrease in working capital components includes a $10.9 million decrease in inventory as weather issues delayed material inflows. The inventory decrease was offset by increases in accounts receivable of $1.3 million, due to an increase in sales from the fourth quarter of 2013, a $1.2 million increase in accounts payable and accrued expenses due primarily to timing of payments and $533,000 in prepaid expenses and other current assets.

We used $1.7 million in net cash for investing activities for the three months ended March 31, 2015 compared to using net cash of $1.7 million in the three months ended March 31, 2014. Continuing operations used $1.5 million and discontinued operations used $173,000 of the total cash flows from investing activities for the three months ended March 31, 2014. During three months ended March 31, 2015, we purchased $1.8 million in property and equipment and offset those purchases with $53,000 in proceeds from the sale of equipment. During the three months ended March 31, 2014, we purchased $1.9 million in property and equipment and offset those purchases with $55,000 in proceeds from the sale of equipment. Other assets also fell by $297,000 due primarily to the collection of a long term deposit.

For the three months ended March 31, 2015, we used $15.6 million of net cash for financing activities compared to $11.0 million of net cash used during the three months ended March 31, 2014. For the three months ended March 31, 2015, net payments under our revolving credit facility amounted to $14.8 million and payments on other debt totaled $1.7 million. We also paid $33,000 in debt issue costs. These outflows were offset by $809,000 in new borrowings. For the three months ended March 31, 2014, net payments under our revolving credit facility amounted to $9.3 million and payments on other debt totaled $1.7 million. We also paid $109,000 in debt issue costs to amend our revolving credit facility. These outflows were offset by $122,000 in new borrowings.

Financing and Capitalization

Senior Credit Facilities:

On November 21, 2013, we entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The six-year agreement consists of senior secured credit facilities in the aggregate amount of $125.0 million, including a $65.0 million revolving line of credit and two term loan facilities totaling $60.0 million. The revolving line of credit provides for revolving loans that, in the aggregate, are not to exceed the lesser of $65.0 million and a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. On October 21, 2014, we entered into a Second Amendment (“Second Amendment”) to the Financing Agreement which increased interest rate margins for revolving and term loans. Revolving loans accrue interest at either the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 4.00%) plus 2.75% or, at the Company’s election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.75% (an aggregate effective rate of 4.80% at March 31, 2015). The term loans bear interest at the Base Rate plus 8.50% or, at the Company’s election, the LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 9.50% (an aggregate effective rate of 10.5% at March 31, 2015). Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Outstanding balances under the revolving line of credit and term loans were $16.7 million and $19.8 million, respectively, as of March 31, 2015. At March 31, 2015, availability under the revolving portion of the Financing Agreement was $11.1 million. This amount was reduced to $450,000 as of April 20, 2015, due to the reduction in eligible collateral.

We remain subject to certain financial covenants (as amended in the Second Amendment), including maximum leverage, maximum capital expenditures and minimum availability, and are restricted from, among other things, paying cash dividends, repurchasing our common stock over certain stated thresholds, and entering into certain transactions without the prior consent of our lenders. We were unable to meet the maximum leverage ratio covenant as modified under the Second Amendment for the quarter ended March 31, 2015. On May 20, 2015, we entered into an agreement with the lenders party to the Financing Agreement pursuant to which the lenders have agreed to forbear from enforcing their remedies with respect to the existing covenant breach through August 31, 2015 (subject to early termination in the event of additional defaults) while we work to restore our historic levels of performance and continue to explore and develop alternative strategies for our future. The agreement also reduced the revolving commitment under the Financing Agreement to $35.0 million but deferred payment of any commitment reduction fees to the date of termination of the Financing Agreement. There can be no assurance at this time that we will be able to comply with all of our obligations under the forbearance agreement or return to compliance in forthcoming quarters or that the lenders party to the Financing Agreement will continue to forbear or waive noncompliance and, in such event, the lenders could declare a default under the Financing Agreement which could also result in a cross default under its outstanding convertible notes. Due to this uncertainty and our existing noncompliance, the outstanding balances under the Financing Agreement have been classified as current liabilities.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10.4 million. We used $6.6 million to repay an additional term loan provided under our previous credit agreement. The First Niagara loan is secured by our Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with TPG, we amended the Equipment Finance Agreement with First Niagara to modify its maturity and repayment terms and to adopt the covenants prescribed by the Financing Agreement. As a result, we were unable to meet the maximum leverage ratio covenant under the Equipment Finance Agreement for the quarter ended March 31, 2015. The Company has entered into an agreement with First Niagara pursuant to which First Niagara has agreed to forbear from enforcing its remedies with respect to the existing covenant breach through August 15, 2015 while the Company works to restore its historic levels of performance and continues to explore and develop alternative strategies for its future. The 2013 loan modification increased the required monthly payments from $110,000 to $141,000, and the maturity was shortened to coincide with the maturity of the Financing Agreement in November 2019. The interest rate under the First Niagara loan remains unchanged at 4.77% per annum. As of March 31, 2015 and December 31, 2014, the outstanding balance under the loan was $7.1 million and $7.4 million, respectively. There can be no assurance at this time that the Company will return to covenant compliance in forthcoming quarters or that First Niagara will continue to forebear or waive noncompliance. Due to this uncertainty, all amounts owed under the Equipment Financing Agreement together with other amounts owed under certain equipment loans due First Niagara have been classified as current liabilities.

New Series Convertible Notes:

Pursuant to individual Exchange Agreements dated October 21, 2014 (the “Exchange Agreements”), holders of our former 7% Convertible Notes exchanged the principal balance plus accrued unpaid interest, a total of $14.7 million, for three sets of “New Series Convertible Notes” (described below). The Company recorded the Exchange as a debt extinguishment. The aggregate principal amounts of each of the “Series A” New Series Convertible Notes and the “Series C” New Series Convertible Notes is $4.5 million and the aggregate principal amount of the “Series B” New Series Convertible Notes is $5.7 million. The New Series Convertible Notes mature on July 1, 2024 and bear interest, payable in kind, at a rate of 13.5% per annum.

“Series A” New Series Convertible Notes could be converted into shares of our common stock at any time after issuance at a rate of $1.30 per share. An anti-dilution provision contained in the Notes reduced the conversion price to $1.2907 upon the Company’s issuance of additional common stock in February 2015. We may not redeem any portion of the Series A Notes prior to July 1, 2017, and after that may redeem all or a portion of the balance subject to a 30% premium payable in additional shares of stock. “Series B” New Series Convertible Notes received a conversion rate of $0.3979 based on 110% of the arithmetic average of the weighted average price of our common stock for a thirty-day trading period including the fifteen trading days prior to, and the fifteen trading days commencing on, December 31, 2014 and are convertible to our common stock as of that date. All or a portion of the Series B New Convertible Note may be redeemed by the Company, from portions of the proceeds of specified asset sales and in certain stated and permitted amounts subject to the same premium as the Series A Notes. The “Series C” New Convertible Notes were redeemed at par upon the sale of our Lead Fabricating business on December 1, 2014.

As of March 31, 2015, the outstanding balance of the Series A and Series B Convertible Notes, including accrued and unpaid interest was $4.8 million and $6.1 million, respectively. Total paid in kind interest expense on the aggregate balance of convertible notes for the three months ended March 31, 2015 amounted to $355,000. Due to cross defaults, all amounts owed under the convertible notes have been classified as current liabilities.

Future Capital Requirements

As of March 31, 2015, we had $2.4 million in cash and availability under the revolver portion of the Financing Agreement of $11.1 million. This availability was reduced to $450,000 as of April 20, 2015, due to the reduction in eligible collateral. As of March 31, 2015, our current liabilities totaled $74.5 million due to the current classification of a significant portion of our long-term debt resulting from the defaults under our loan documents. We expect to fund our current working capital needs, interest payments and capital expenditures with cash on hand and cash generated from operations, supplemented by borrowings available under our current Financing Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also access equity and debt markets for possible acquisitions, working capital and to restructure current debt. We may also seek to sell certain assets to raise cash. Our ability to draw funds under the Financing Agreement for working capital needs is contingent upon our ability to maintain sufficient levels of collateral in the form of eligible accounts receivable and inventory and our continued compliance with the covenants set forth in the Financing Agreement. Significant changes in metal prices and demand for scrap metal within a short period of time can negatively affect the levels of accounts receivable and inventory eligible for collateral and our ability to draw funds under the Financing Agreement. No assurance can be given that we will be able to maintain sufficient levels of collateral or meet certain covenants prescribed by the Financing Agreement and we may not be able to draw funds under the Financing Agreement to meet our obligations.

Due to the significant decline in metal commodity prices in the first quarter of 2015, we were unable to meet our maximum Leverage Ratio covenant for the quarter ended March 31, 2015 and we are in default. In their audit report dated April 15, 2015, our auditors indicated that these conditions raise substantial doubt about our ability to continue as a going concern. On May 20, 2015, we entered into agreements with our principal secured lenders pursuant to which the lenders have agreed to forbear from enforcing their remedies with respect to existing covenant breaches through August 31, 2015 (subject to early termination in the event of additional defaults) while we work to restore our historic levels of performance and continue to explore and develop alternative strategies for our future. No assurance can be provided that we will be able to comply with all of our obligations under the forbearance agreement or reach future agreements with lenders about resolving any noncompliance with our covenants. In the absence of forbearance or the event of an additional default, our debt could be declared immediately due and payable which would result in us having insufficient liquidity to pay our debt obligations and operate our business.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2015, $36.4 million of our outstanding debt consisted of variable rate borrowings pursuant to the Financing Agreement. Borrowings under the Financing Agreement bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings at March 31, 2015 were to equal the average borrowings under our Financing Agreement during a fiscal year, a hypothetical 1% increase or decrease in interest rates would increase or decrease interest expense on our variable borrowings by approximately $364,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of March 31, 2015.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM metals which are at times volatile. See the discussion under the section entitled “Risk Factors — Prices of commodities we own are volatile, which may adversely affect our operating results and financial condition” in our Annual Report on Form 10-K for 2014 filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect on the carrying value of our inventories. We have no open commodity price protection agreements as of March 31, 2015.

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

Common stock market price risk

We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of March 31, 2015, the increase in our warrant liability would be $3.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. A description of matters in which we are currently involved is set forth at Item 3 of our Annual Report on Form 10-K for 2014.

Item 1A. Risk Factors

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 15, 2015.

As disclosed in our Annual Report of From 10-K for the year ended December 31, 2014, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty. This going concern opinion, and any future going concern opinion, could materially limit our ability to raise additional capital. We have incurred significant losses in the last several years and we may not become profitable in the future. The perception that we may not be able to continue as a going concern may cause business partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

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

METALICO, INC.
(Registrant)

Date: May 20, 2015	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief Executive Officer

Date: May 20, 2015	By:	/s/ KEVIN WHALEN
Kevin Whalen
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)