Form 10-Q
period 2015-06-30
METALICO INC
filed 2015-08-14
CIK 1048685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of Common stock, par value $.001, outstanding as of August 7, 2015: 73,692,936

METALICO, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2015 and December 31, 2014

	2015	2014
	(Unaudited)	(Note 1)
	($ thousands)
ASSETS
Current Assets
Cash	$2,891	$3,757
Trade receivables, less allowance for doubtful accounts 2015 - $585; 2014 - $563	27,281	42,349
Inventories	25,802	46,126
Prepaid expenses and other current assets	5,273	5,233
Income taxes receivable	—	280
Deferred income taxes	500	617

Total current assets	61,747	98,362
Property and equipment, net	73,461	81,620
Goodwill	9,733	11,898
Other intangibles, net	14,420	21,532
Other assets, net	4,546	4,932

Total assets	$163,907	$218,344

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of other long-term debt	$45,704	$6,513
Accounts payable	7,566	10,134
Accrued expenses and other current liabilities	9,884	4,275
Income taxes payable	3	—

Total current liabilities	63,157	20,922

Long-Term Liabilities
Senior unsecured convertible notes payable	—	10,478
Other long-term debt, less current maturities	4,452	62,391
Deferred income taxes	1,754	1,735
Accrued expenses and other long-term liabilities	2,242	5,117

Total long-term liabilities	8,448	79,721

Total liabilities	71,605	100,643

Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common stock	74	70
Additional paid-in capital	201,566	200,033
Accumulated deficit	(109,338)	(82,402)

Total stockholders’ equity	92,302	117,701

Total liabilities and stockholders’ equity	$163,907	$218,344

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2015 and 2014

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(Unaudited)
	($ thousands, except per share data)
Revenue	$77,411	$125,865	$153,299	$244,404

Costs and expenses
Operating expenses	73,755	115,034	150,188	227,299
Selling, general, and administrative expenses	4,647	5,046	9,417	10,408
Depreciation and amortization	4,170	3,836	7,799	7,831
Impairment charges	8,413	—	8,413	—

	90,985	123,916	175,817	245,538

Operating (loss) income	(13,574)	1,949	(22,518)	(1,134)

Financial and other income (expense)
Interest expense	(1,994)	(2,365)	(3,636)	(4,685)
Financial instruments fair value adjustment	(489)	—	(650)	—
Other	24	21	47	29

	(2,459)	(2,344)	(4,239)	(4,656)

Loss from continuing operations before income taxes	(16,033)	(395)	(26,757)	(5,790)
Provision (benefit) for federal and state income taxes	25	(124)	179	(722)

Loss from continuing operations	(16,058)	(271)	(26,936)	(5,068)
Income from discontinued operations net of income taxes	—	547	—	1,133

Consolidated net (loss) income	(16,058)	276	(26,936)	(3,935)
Net loss attributable to noncontrolling interest	—	23	—	316

Net (loss) income attributable to Metalico, Inc.	$(16,058)	$299	$(26,936)	$(3,619)

Loss per common share:
Basic and diluted
Loss from continuing operations	$(0.22)	$(0.00)	$(0.37)	$(0.10)
Income from discontinued operations	—	0.01	—	0.02

Net (loss) income	$(0.22)	$0.01	$(0.37)	$(0.08)

Weighted Average Common Shares Outstanding:
Basic and diluted	73,689,941	48,213,051	73,063,647	48,189,759

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(Unaudited)
	($ thousands)
Consolidated net (loss) income	$(16,058)	$299	$(26,936)	$(3,619)
Other comprehensive income (loss), net of tax	—	—	—	—

Comprehensive (loss) income	$(16,058)	$299	$(26,936)	$(3,619)

See notes to condensed consolidated financial statements.

METALICO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2015 and 2014

	2015	2014
	(Unaudited)
	($ thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(26,936)	$(3,935)
Income from discontinued operations	—	(1,133)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	7,571	8,568
Compensation expense on restricted stock and stock options issued	74	179
Provision for doubtful accounts receivable	23	26
Deferred income taxes	136	—
Net loss (gain) on sale and disposal of property and equipment	617	(178)
Impairment charges	8,413	—
Financial instruments fair value adjustment	650	—
Interest paid in kind	719	—
Change in assets and liabilities:
Trade receivables	15,045	(13,228)
Inventories	20,324	6,694
Prepaid expenses and other current assets	840	2,295
Accounts payable, accrued expenses, and other liabilities	383	3,072

Net cash provided by operating activities – continuing operations	27,859	2,360
Net cash provided by operating activities – discontinued operations	—	601

Net cash provided by operating activities	27,859	2,961

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	3,299	307
Purchase of property and equipment	(2,076)	(3,784)
Decrease in other assets	56	131

Net cash provided by (used in) investing activities – continuing operations	1,279	(3,346)
Net cash used in investing activities – discontinued operations	—	(268)

Net cash provided by (used in) investing activities	1,279	(3,614)

Cash Flows from Financing Activities
Net (payments) borrowings under revolving lines-of-credit	(24,401)	2,997
Proceeds from other borrowings	839	614
Principal payments on other borrowings	(6,384)	(5,086)
Debt issuance costs paid	(58)	(144)

Net cash used in financing activities	(30,004)	(1,619)

Net decrease in cash	(866)	(2,272)
Cash:
Beginning of period	3,757	7,056

End of period	$2,891	$4,784

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

In the first quarter of 2015, metal commodity prices experienced a significant decline which had a material impact to the results of operations for the three months ended March 31, 2015. Due to the weaker than expected operating results for the first quarter of 2015, the Company did not meet the maximum Leverage Ratio covenant as prescribed by the Financing Agreement for the quarter ended March 31, 2015. On May 20, 2015, the Company entered into agreements with its principal secured lenders pursuant to which the lenders agreed to forbear from enforcing their remedies with respect to existing covenant breaches through August 31, 2015 (subject to early termination in the event of additional defaults) while the Company works to restore its historic levels of performance and explore and develop alternative strategies for its future. The forbearance agreements were amended on July 14, 2015, to extend the forbearance period from August 31, 2015, to September 16, 2015. In the absence of forbearance or in the event of an additional default, a lender could refuse to make additional advances under the revolving portion of the credit facility, could require the Company to repay some or all of its outstanding debt prior to maturity, and/or could declare all amounts borrowed by the Company, together with accrued interest, to be due and payable, which would result in the Company having insufficient liquidity to pay debt obligations and operate its business. No assurance can be provided that the Company will be able to comply with all of its obligations under the forbearance agreements or reach future agreements with lenders about resolving any noncompliance with its covenants and, in such event, the lenders could declare a default under the Financing Agreement which could also result in a cross default under its outstanding convertible notes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Due to its noncompliance and the uncertainty about the Company’s ability to cure future breaches, if any, certain debt subject to possible acceleration has been reclassified as short term obligations.

On June 15, 2015, the Company entered into a Merger Agreement with Total Merchant Limited (“Parent”) and its wholly owned subsidiary, TM Merger Sub Corp. (“Merger Sub”), to sell the Company to Parent by means of merging it with Merger Sub. The all-cash deal will include a payment to Metalico’s stockholders of $0.60 for each share of Metalico common stock owned by them as of the date of closing. The price includes approximately $44,000 for Metalico’s outstanding equity plus the cost of retiring the Company’s primary term and institutional senior and convertible debt, estimated at approximately $45,000 and the assumption of approximately $16,000 of additional debt as of June 30, 2015. The Company has scheduled a special shareholder meeting on September 11, 2015 to consider and vote on a proposal to adopt the Agreement and Plan of Merger. The closing of the merger is subject to a number of closing conditions, including approval of our stockholders at the special meeting. We can provide no assurance that the shareholders will approve the proposed Merger. In the event we fail to achieve shareholder approval, we can provide no assurance that our lenders will agree to any continuation of forbearance or restrain from exercising any remedies available to them under their respective credit agreements.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The effective date of ASU has been extended by one year making it effective for the Company at the beginning of its 2018 fiscal year; early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The impact of the adoption of this amendment on our condensed consolidated financial statements will be based on our future disposal activity.

Note 2 —Discontinued Operations

On December 1, 2014, the Company completed the sale of substantially all of the assets of its Lead Fabricating operating segment for $31,306 in cash. The Lead Fabricating operations comprised the entirety of the Company’s former Lead Fabricating reportable segment. The results of the operations for the former Lead Fabricating business reported in Discontinued Operations in the Consolidated Statements of Operations for the three and six months ended June 30, 2014 is as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue	$16,446	$33,094

Costs and expenses:
Operating expenses	14,263	28,445
Selling, general, and administrative expenses	1,013	1,999
Depreciation and amortization	397	795

	15,673	31,239

Income from discontinued operations	773	1,855
Financial and other income	1	2

Income from discontinued operations, before income tax expense	774	1,857
Provision for income taxes	227	724

Income from discontinued operations	$547	$1,133

Note 3 — Inventories

Inventories as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Raw materials	$935	$2,975
Work-in-process	112	385
Finished goods	1,251	1,690
Ferrous scrap metal	14,590	22,233
Non-ferrous scrap metal	8,914	18,843

	$25,802	$46,126

Note 4 — Goodwill and Other Intangible Assets

The Company’s goodwill resides in multiple reporting units. The carrying amount of goodwill and indefinite-lived intangible assets are tested annually as of December 31 or whenever events or circumstances indicate that impairment may have occurred. Through the six months ended June 30, 2015, the Company and metals and recycling industry has experienced significant weakness in metal prices caused by a slowing economic growth in China and elsewhere, falling global energy prices and a strong U.S dollar. It is anticipated that these factors are likely to continue for the foreseeable future and potentially accelerate. As a result, the Company performed an interim goodwill impairment test for its New York State and New Jersey reporting units. Using revised forecasts reflecting continued lower metal prices, the impairment test indicated the fair value of each reporting unit, determined under a discounted cash flow model, exceeded their respective carrying values. The determined fair value of the New Jersey reporting unit was not sufficient to support the carrying value of the unit’s reported goodwill and an impairment charge of $2,164 was required.

Adverse changes in general economic and market conditions and future volatility in the equity and credit markets could have further impact on the Company’s valuation of its reporting units and may require the Company to assess the carrying value of its remaining goodwill and other intangibles prior to normal annual testing dates.

The Company tests all finite-lived intangible assets and other long-lived assets, such as property and equipment, for impairment only if circumstances indicate that possible impairment exists. Based on lower forecasted margins resulting from continuing anticipated weakness in metal commodity prices, we recorded an impairment charge of $6,249 to the carrying value of our Pittsburgh supplier list. Estimated useful lives of intangible assets are determined by reference to both contractual arrangements such as non-compete covenants and current and projected cash flows for supplier and customer lists. At June 30, 2015, no adjustments were made to the estimated lives of finite-lived assets. Other intangible assets as of June 30, 2015 and December 31, 2014 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Amount
June 30, 2015
Covenants not-to-compete	$4,280	$(2,874)	$—	$1,406
Trademarks and tradenames	4,000	—	—	4,000
Supplier relationships	31,218	(15,955)	(6,249)	9,014

	$39,498	$(18,829)	$(6,249)	$14,420

December 31, 2014
Covenants not-to-compete	$6,514	$(2,764)	$(2,234)	$1,516
Trademarks and tradenames	4,000	—	—	4,000
Supplier relationships	35,024	(15,202)	(3,806)	16,016

	$45,538	$(17,966)	$(6,040)	$21,532

The changes in the net carrying amount of amortizable intangible assets by classifications for the six months ended June 30, 2015 were as follows:

	Covenants Not-to- Compete	Supplier Relationships
Balance, December 31, 2014	$1,516	$16,016
Acquisitions/additions	—	—
Impairment charges	—	(6,249)
Amortization	(110)	(753)

Balance, June 30, 2015	$1,406	$9,014

Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2015 was $432 and $863, respectively. Amortization expense on finite-lived intangible assets for the three and six months ended June 30, 2014 was $655 and $1,311, respectively. Estimated aggregate amortization expense on amortized intangible assets for each of the periods listed below is as follows:

Years Ending December 31:	Amount
Remainder of 2015	$633
2016	1,479
2017	1,150
2018	907
2019	867
Thereafter	5,384

$10,420

Note 5 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015			December 31, 2014
	Current	Long- Term	Total	Current	Long- Term	Total
Environmental monitoring costs	$86	$726	$812	$88	$726	$814
Payroll and employee benefits	960	—	960	656	—	656
Customer deposits	3,596	—	3,596	—	—	—
Interest and bank fees	106	—	106	298	—	298
Derivative liabilities – warrants	—	1,453	1,453	—	803	803
Obligations from debt restructuring	3,500	—	3,500	862	3,500	4,362
Other	1,636	63	1,699	2,371	88	2,459

	$9,884	$2,242	$12,126	$4,275	$5,117	$9,392

Note 6 — Stock Options and Stock-Based Compensation

Stock-based compensation expense was $33 and $53 for the three months ended June 30, 2015 and 2014, respectively, and $74 and $179 for the six months ended June 30, 2015 and 2014, respectively. Compensation expense is recognized on a straight-line basis over the employee’s vesting period. No options were granted during the six months ended June 30, 2015 and 2014.

Changes in the Company’s stock options for the six months ended June 30, 2015 were as follows:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	550,494	$4.00
Options forfeited or expired	(112,500)	$4.66

Options outstanding, end of period	437,994	$3.86

Options exercisable, end of period	437,232	$3.86

The weighted average remaining contractual term and the aggregate intrinsic value of both options outstanding and options exercisable as of June 30, 2015 was 0.4 years and $0, respectively.

As of June 30, 2015, total unrecognized stock-based compensation expense related to stock options was less than $1, which is expected to be recognized over a weighted average period of less than 1.0 year.

Deferred Stock

Deferred stock awards granted vest and are issued ratably over a three-year period from the date of grant. Changes in the Company’s deferred stock awards for the six months ended June 30, 2015 were as follows:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	102,147	$1.58
Stock awards granted	23,077	$0.71
Stock awards cancelled/forfeited	(5,100)	$1.55
Stock awards vested and issued	(12,692)	$1.01

Outstanding at end of period	107,432	$1.44

As of June 30, 2015, total unrecognized stock-based compensation expense related to stock awards was $78, which is expected to be recognized over a weighted average period of less than 1 year.

Note 7 — Short and Long-Term Debt

On November 21, 2013, the Company entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The six-year agreement consists of senior secured credit facilities in the aggregate amount of $125,000, including a $65,000 revolving line of credit and two term loan facilities totaling $60,000. The revolving line of credit provides for revolving loans that, in the aggregate, are not to exceed the lesser of $65,000 and a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. On October 21, 2014, the Company entered into a Second Amendment (“Second Amendment”) to the Financing Agreement which increased interest rate margins for revolving and term loans. Revolving loans accrue interest at either the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 4.00%) plus 2.75% or, at the Company’s election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.75% (an aggregate effective rate of 4.93% at June 30, 2015). The term loans bear interest at the Base Rate plus 8.50% or, at the Company’s election, the LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 9.50% (an aggregate effective rate of 10.5% at June 30, 2015). Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Outstanding balances under the revolving line of credit and term loans were $7,019 and $16,513, respectively, as of June 30, 2015. The Second Amendment also waived the previously existing defaults under the Financing Agreement and lifted a non-payment blockage to junior lenders and provided consent to amend the Senior Unsecured Convertible Notes described below.

At March 31, 2015, the Company was not in compliance with the Maximum Leverage Ratio covenant prescribed by the Financing Agreement. On May 20, 2015, the Company entered into an agreement with the lenders party to the Financing Agreement pursuant to which the lenders agreed to forbear from enforcing their remedies with respect to the existing covenant breach through August 31, 2015 (subject to early termination in the event of additional defaults) while the Company works to complete its proposed merger. The agreement also reduced the revolving commitment under the Financing Agreement to $35,000 but deferred payment of any commitment reduction fees to the date of termination of the Financing Agreement. The forbearance agreement was amended on July 14, 2015, to extend the forbearance period from August 31, 2015, to September 16, 2015. There can be no assurance at this time that the Company will be able to comply with all of its obligations under the forbearance agreement or return to compliance in forthcoming quarters or that the lenders will continue to forbear or waive compliance and, in such event, the lenders could declare a default under the Financing Agreement which could also result in a cross default under its outstanding convertible notes. Due to this uncertainty and the Company’s existing noncompliance, the outstanding balances under the Financing Agreement have been classified as current liabilities.

Under the forbearance agreement entered into with the lenders party to the Financing Agreement, the Company is required to maintain minimum weekly availability under the revolving portion of the Financing Agreement as follows:

Weeks ended	Minimum Availability Required
June 13, 2015 – July 4, 2015	$250
July 11, 2015 – September 19, 2015	$500

At June 30, 2015, availability under the revolving portion of the Financing Agreement was $5,033 and the Company was in compliance with the forbearance agreement.

On December 12, 2011, the Company entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10,418. The Company used $6,585 to repay a term loan provided under the Company’s previous credit agreement with JPMorgan Chase Bank, NA, Inc., as agent, and other lenders party thereto. The loan is secured by the Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with the TPG lending group, the Company and First Niagara entered into an amendment adopting the covenants prescribed by the Financing Agreement, which includes the covenants as amended by the Second Amendment. As a result, at March 31, 2015, the Company was not in compliance with the Maximum Leverage Ratio covenant prescribed by the Equipment Finance Agreement. On May 20, 2015, the Company entered into an agreement with First Niagara pursuant to which First Niagara has agreed to forbear from enforcing its remedies with respect to the existing covenant breach through August 31, 2015 (subject to early termination in the event of additional defaults) while the Company works to complete its proposed merger. The forbearance agreement was amended on July 14, 2015, to extend the forbearance period from August 31, 2015, to September 16, 2015. A previous loan modification shortened the First Niagara maturity to coincide with the maturity of the Financing Agreement in November 2019 and accordingly increased the required monthly payments from $110 to $141. The interest rate under the loan remains unchanged at 4.77% per annum. As of June 30, 2015 and December 31, 2014, the outstanding balance under the loan was $6,726 and $7,402, respectively. There can be no assurance at this time that the Company will be able to comply with all of its obligations under the forbearance agreement or return to compliance in forthcoming quarters or that First Niagara will continue to forbear or waive noncompliance. Due to this uncertainty and the Company’s existing noncompliance, all amounts owed under the Equipment Finance Agreement together with other amounts owed under certain equipment loans due First Niagara have been classified as current liabilities.

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

As of June 30, 2015, the outstanding balance of the Series A and B Convertible Notes, including accrued and unpaid interest was $4,924 and $6,274, respectively. Total paid in kind interest expense on the aggregate balance of New Series Convertible Notes for the three and six months ended June 30, 2015 was $366 and $719, respectively. Due to potential cross defaults contained in the New Series Convertible Notes which would be triggered if the lenders under the Financing Agreement declared an event of default thereunder, all amounts owed under the New Series Convertible Notes have been classified as current liabilities.

Aggregate annual maturities required and reclassified due to defaults under certain obligations, on all debt outstanding as of June 30, 2015, are as follows:

Twelve months ending June 30:	Amount
2016	$45,704
2017	1,958
2018	1,528
2019	727
2020	239

$50,156

Note 8 — Stockholders’ Equity

A reconciliation of the activity in Stockholders’ Equity accounts for the six months ended June 30, 2015 is as follows:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance December 31, 2014	$70	$200,033	$(82,402)	$117,701
Net loss	—	—	(26,936)	(26,936)
Issuance of 2,395,809 shares of common for debt conversion	2	861	—	863
Issuance of 1,000,000 shares of common stock for consulting services	2	598	—	600
Issuance of 12,692 shares of common stock on deferred stock vesting	—	—	—	—
Stock-based compensation expense	—	74	—	74

Balance June 30, 2015	$74	$201,566	$(109,338)	$92,302

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

The Company has recorded the $3,500 fee liability in other current liabilities due to the current noncompliance with its financial covenant. The Company also recorded a liability for the fair value of the warrant feature, determined to be $2,381 on the date of issue. The warrant is marked-to-market each balance sheet date with a charge or credit to “Financial instruments fair value adjustment” in the consolidated statements of operations. At each balance sheet date, any change in the calculated fair market value of the warrant obligations must be recorded as additional other expense or income. At June 30, 2015 and December 31, 2014, the fair value of the warrant liability was $1,453 and $803, respectively. The $650 increase in the liability was recorded as expense to “Financial instruments fair value adjustment” in the consolidated statements of operations.

Note 9 — Statements of Cash Flows Information

The following describes the Company’s noncash investing and financing activities:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Issuance of common stock for debt extinguishment	$863	$—
Issuance of common stock for consulting services	$600	$—

The Company paid $2,631 and $4,148 in cash for interest expense in the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the Company made cash income tax payments of $140 and received cash refunds of $381. For the six months ended June 30, 2014, the Company made cash income tax payments of $147 and received cash refunds of $1,939.

Note 10 — Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding. Diluted loss per share reflects the potential dilution that could occur from the exercise of stock options and warrants which are accounted for under the treasury stock method and convertible notes which are accounted for under the if-converted method. Following is information about the computation of loss per share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Basic and Diluted (Loss) Income Per Share	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss from continuing operations attributable to Metalico, Inc.	$(16,058)	73,689,941	$(0.22)	$(248)	48,213,051	$(0.00)
Income from discontinued operations	—	—	—	547	48,213,051	0.01

Net (loss) income attributable to Metalico, Inc.	$(16,058)	73,689,941	$(0.22)	$299	48,213,051	$0.01

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Basic and Diluted (Loss) Income Per Share	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss from continuing operations attributable to Metalico, Inc.	$(26,936)	73,063,647	$(0.37)	$(4,752)	48,189,759	$(0.10)
Income from discontinued operations	—	—	—	1,133	48,189,759	0.02

Net loss attributable to Metalico, Inc.	$(26,936)	73,063,647	$(0.37)	$(3,619)	48,189,759	$(0.08)

The Company excludes stock options, warrants and convertible notes with exercise or conversion prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. As of June 30, 2015, there were 3,810,146 warrants, 437,994 options, 107,432 deferred shares and 19,583,615 shares issuable upon conversion of Notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive. As of June 30, 2014, there were 1,419,231 warrants, 1,043,988 options, 230,481 deferred shares and 1,676,358 shares issuable upon conversion of Notes excluded in the computation of diluted EPS because their effect would have been anti-dilutive.

Note 11 — Commitments and Contingencies

Environmental Remediation Matters

The Company formerly conducted secondary lead smelting and refining operations in Tennessee. Those operations ceased in 2003. The Company also sold substantially all of the lead smelting assets of its Gulf Coast Recycling (“GCR”) subsidiary, in Tampa, Florida in 2006.

As of June 30, 2015 and December 31, 2014, estimated remaining environmental monitoring costs reported as a component of accrued expenses were $812 and $814, respectively. No further remediation is anticipated. Of the $812 accrued as of June 30, 2015, $86 is reported as a current liability and the remaining $726 is estimated to be paid as follows: $70 from 2016 through 2018, $76 from 2019 through 2020 and $580 thereafter. These costs primarily include the post-closure monitoring and maintenance of the landfills at the former lead facilities in Tennessee and Tampa, Florida. While changing environmental regulations might alter the accrued costs, management does not currently anticipate a material adverse effect on estimated accrued costs.

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

Employee Matters

As of June 30, 2015, twenty-one employees, located at the Company’s scrap processing facility in Akron, Ohio, approximately 4% of the Company’s workforce were covered by a collective bargaining agreement with the Chicago and Midwest Regional Joint Board. On June 26, 2014, the members of the Joint Board ratified a new three-year contract that expires on June 25, 2017.

Other Matters

Since the announcement of the execution of the Merger Agreement described above on June 16, 2015, six putative stockholder class action complaints have been filed in the Court of Chancery of the State of Delaware: (1) John Detore v. Metalico, Inc. et al., No. 11177, filed on June 19, 2015; (2) Radovan Pinto v. Metalico, Inc. et al., No. 11183, filed on June 22, 2015; (3) Charles Morales v. Metalico, Inc. et al., No. 11187, filed on June 22, 2015; (4) Daniel Malkiel v. Metalico, Inc., et al., No. 11196, filed on June 24, 2015; (5) David Britten v. Metalico, Inc., et al., No. 11197, filed on June 24, 2015; and (6) Muhammad A. Arshad v. Carlos E. Agüero et al., No. 11259, filed on July 7, 2015; collectively referred to as the “Delaware Complaints.” In addition, four putative stockholder class action complaints have been filed in the Superior Court of New Jersey, Chancery Division, Union County: (1) Robert Lowinger v. Carlos E. Agüero et al., filed on June 22, 2015 (the “Lowinger Complaint”), (2) Zlatomir Vergiev v. Carlos E. Agüero et al., filed on June 24, 2015 (the “Vergiev Complaint”); (3) Avi Cooper v. Metalico, Inc., et al, filed on June 24, 2015 (the “Cooper Complaint”); and (4) John Solak v. Metalico, Inc. et al., filed on June 29, 2015 (the “Solak Complaint”); collectively referred to as the “New Jersey Complaints.” The New Jersey Complaints have been consolidated into the Vergiev action (the “Consolidated Action”), and the plaintiff in the Consolidated Action has filed an Amended Complaint (the “Amended Consolidated Complaint” and, collectively with the Delaware Complaints, the “Complaints”). The parties currently contemplate staying the Delaware Complaints and proceeding with the Consolidated Action.

Individuals who purport to be Company stockholders have filed the Complaints, which all name individual Metalico directors and Merger Sub. The Delaware Complaints name the Company and Total Merchant Limited (“Parent”) as defendants in addition to the individual Metalico directors and TM Merger Sub Corp. (“Merger Sub”). The Amended Consolidated Complaint names Parent as a defendant in addition to the individual Metalico directors and Merger Sub. The Complaints generally claim that by agreeing to sell the Company to Parent pursuant to the Merger Agreement, the individual directors breached their fiduciary duties to stockholders by, among other things, allegedly failing to maximize stockholder value and agreeing to deal-protection devices that allegedly preclude competing offers from emerging. The Complaints further allege Merger Sub aided and abetted the alleged breaches of fiduciary duty by the Company’s individual directors. The Complaints further allege that Parent aided and abetted the alleged breaches of fiduciary duty by the individual Metalico directors. One Delaware Complaint, Charles Morales v. Metalico, Inc. et al. , No. 11187, further alleges that Metalico aided and abetted the alleged breaches of fiduciary duty by the Company’s individual directors.

Based on our review of the Complaints, the Company believes that the claims advanced therein are without merit and they intend to vigorously defend against them. The Company maintains Directors and Officers insurance with a maximum liability limit of $15.0 million and a deductible of $500 thousand. There can be no assurances, however, that the Company will be successful in such defense. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

The Company is involved in certain other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Note 12 — Income Taxes

The Company files income tax returns in the federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2009. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. The Company’s effective income tax rate for the three and six months ended June 30, 2015 was 0% and negative 1% respectively.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015			As of December 31, 2014
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
New Series A Convertible Notes due 2024	$4,764	$4,924	$5,478	$4,607	$4,607	$4,986
New Series B Convertible Notes due 2024	6,069	6,274	12,167	5,871	5,871	9,123

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

Following is a description of valuation methodologies used for liabilities recorded at fair value:

Fee Warrants: The fee warrants are valued using the Black-Scholes method. As of June 30, 2015 and December 31, 2014, the average value per outstanding warrant listed below was estimated using the following input assumptions:

	June 30, 2015	December 31, 2014
Fair value per outstanding warrant	$0.38	$0.21
Market price per common share	$0.51	$0.34
Discount rate	2.35%	2.17%
Average volatility factor	81.9%	70.9%

Increases or decreases in the market price of the Company’s common stock have a corresponding effect on the fair value of this liability. For example, if the price of the Company’s common stock was $1.00 higher as of June 30, 2015, the fee warrant liability and expense for financial instruments fair value adjustments would have increased by $3,472.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	Fee Warrants	Fee Warrants
Beginning balance	$964	$803
Total unrealized losses included in earnings	489	650

Ending balance	$1,453	$1,453

The amount of loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the reporting date	$489	$650

As of June 30, 2015, the following assets were measured at fair value on a nonrecurring basis using the type of inputs shown:

	June 30, 2015
Assets	Level 1	Level 2	Level 3	Total
Other intangible assets	—	—	$6,200	$6,200

A reconciliation of the beginning and ending balances for assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Goodwill	Other Intangible Assets
Beginning balance	$2,165	$12,448
Total impairment charges included in earnings	2,165	6,248

Ending balance	$—	$6,200

The amount of impairment charges for the period included in earnings attributable to the change in fair value relating to goodwill still held at the reporting date	$(2,165)	$(6,248)

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

General

We operate twenty-eight scrap metal recycling facilities including an aluminum de-oxidizing plant co-located with a scrap metal recycling facility, in a single reportable segment (“Scrap Metal Recycling”). We market a majority of our products domestically but maintain several international customers. Since the sale of our Lead Fabricating operations, we operate as a single reporting segment.

On December 1, 2014, we sold substantially all of the assets of our Lead Fabricating operations and have reclassified our lead metal product fabricating operations, a previously separate reportable segment, as discontinued operations.

Our operating facilities as of June 30, 2015 are located in Buffalo, Rochester, Niagara Falls, Lackawanna, Olean, Syracuse and Jamestown, New York; Akron, Youngstown and Warren, Ohio; Elizabeth, New Jersey; Gulfport, Mississippi; Pittsburgh, Brownsville, Sharon, Conway, Lancaster, Warren and Bradford, Pennsylvania; and Colliers, West Virginia. The Company markets a majority of its products on a national basis but maintains several international customers.

Overview of Quarterly Results

The following items represent a summary of financial information for the three months ended June 30, 2015 compared with the three months ended June 30, 2014:

•	Sales decreased to $77.4 million, compared to $125.9 million.

•	Operating loss was $13.6 million, compared to operating income of $1.9 million.

•	Net loss of $16.1 million, compared to net income of $299,000.

•	Net loss of $0.22 per diluted share, compared to a net income of $0.01 per diluted share.

The following items represent a summary of financial information for the six months ended June 30, 2015 compared with the six months ended June 30, 2014:

•	Sales decreased to $153.3 million, compared to $244.4 million.

•	Operating loss increased to $22.5 million, compared to an operating loss of $1.1 million.

•	Net loss of $26.9 million, compared to a net loss of $3.6 million.

•	Net loss of $0.37 per diluted share, compared to a net loss of $0.08 per diluted share.

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

After a steady decline in the first quarter of 2015, domestic steel production bottomed out at 67.7% of capacity utilization for the week ending April 4, 2015. Despite significant headwinds in demand and low priced imports, domestic steel production has rebounded to the low 70’s settling at 73.6% of capacity for the week ended August 1. Steel prices experienced a significant decline in the first quarter of 2015 largely due to oversupply from foreign state owned steel manufacturing facilities particularly in tube steel which supplies oil and gas customers. Given the prospects for additional oil supply becoming available through continued high global production levels and the possibility of the release of sanctions against Iran, oil prices are expected to remain low and will keep U.S. production and its underlying demand for steel tubular goods subdued for the foreseeable future.

The possibility of a continued strong U.S. dollar due to expected interest rate hikes by the Federal Reserve is also working against the export of ferrous scrap to overseas buyers. U.S. ferrous scrap exports dropped 9.1% in the first half of 2015, driven lower by dramatically lower demand from most major importing nations in Asia. Ferrous scrap export markets came under pressure as a stronger dollar, lower iron ore prices and readily available semi-finished products from China kept prices lower and reduced some nations’ purchase of scrap.

Copper and brass scrap prices continue to feel downward pressure from sluggish demand and steady drops in Comex values. Ingot makers’ demand for scrap has come under pressure over the past month as some concentrate on working down inventory levels. Optimism for a rebound over the remainder of the year is fading for some suppliers who said they expect weakness to prevail moving forward.

Pressure is also mounting on aluminum scrap prices amid a combination of weak demand and further deterioration in the Midwest aluminum premium and exchange pricing. Bearish sentiment has become a prevailing theme throughout the market with participants struggling to find any optimism.

As with copper, brass and aluminum, all non-ferous metal prices are impacted by the strength of the dollar. Most metal analysts agree that many metals are in an oversupply position but few, if any, see a reduction in global production.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable

Accounts receivable consist of amounts due from customers from product sales. The allowance for uncollectible accounts receivable totaled $585,000 at June 30, 2015 and $563,000 at December 31, 2014. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or weakness in the steel, metals, or construction industry could require us to increase our reserve for uncollectible accounts and adversely impact our future earnings.

Derivatives and Hedging

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk. We use forward sales contracts with PGM substrate processors to protect against volatile commodity prices. This process ensures a fixed selling price for the material we purchase and process. We secure selling prices with PGM processors, in ounces of Platinum, Palladium and Rhodium, in incremental lots for material which we expect to purchase within an average 2 to 3 day time period. However, these forward sales contracts with PGM substrate processors are not subject to any hedge designation as they are considered within the normal sales exemption provided by Accounting Standards Codification (ASC) Topic 815.

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

At June 30, 2015, our New York Scrap recycling reporting units has $9.7 million of recorded goodwill. In determining the carrying value of each reporting unit, where appropriate, management allocates net deferred taxes and certain corporate maintained liabilities specifically allocable to each reporting unit to the net operating assets of each reporting unit. The carrying amount is further reduced by impairment charges, if any, made to other long-lived assets of a reporting unit.

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

At June 30, 2015, we performed an interim impairment test due to significant weakness in metal prices caused by slowing economic growth in China, lower global energy prices reducing steel demand from that sector, a strong U.S. dollar and the expectation that these factors are likely to continue for the foreseeable future. As a result, we performed an interim impairment analysis and recorded an impairment charge of $2.2 million to the goodwill recorded at our New Jersey Scrap Recycling reporting unit and a $6.2 million impairment charge to the carrying value of the supplier list at our Pittsburgh Scrap Recycling reporting unit.

For our June 30, 2015 interim analysis, using the build-up method under the Modified Capital Asset Pricing (“CAPM”) model, we arrived at a discount rate of 12.60%. The inputs used in calculating the WACC as of June 30, 2015 include a) an after tax cost of Baa-rated debt based on Moody’s Seasoned Corporate Bond Yields of 5.13%, b) a 18.8% required return on equity and c) a weighting of the prior components equal to 40% for debt and 60% for equity based on an average of capital structure ratios of market participants in our industry. The 18.8% required return on equity is based on the following inputs: (a) a 2.92% risk free return rate of a 20 year U.S. Treasury note as of June 30, 2015, (b) a beta-adjusted equity risk premium of 8.06% based on guideline U.S. public company common stocks, (c) a small company risk premium of 5.80% and (d) a Metalico-specific risk premium of 2.00%.

Prolonged weakness in steel product demand from the oil and gas sector and further deceleration in the Chinese economy could further reduce scrap selling prices and provide potential for lower profit margins which would impact future operating results and result in lower cash flows. Should these conditions accelerate, additional intangible impairment charges may be required prior to our 2015 annual year end testing.

Intangible Assets and Other Long-lived Assets

The Company tests finite-lived intangible assets (amortizable) and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements such as non-compete covenants and current, projected, undiscounted cash flows for supplier and customer lists. Through June 30, 2015, as a result of the market factors described above, we performed an interim impairment analysis on intangible assets which we believe may have more likely than not been affected by the current weak market trends and recorded a $6.2 million impairment charge to the carrying value of the supplier list at our Pittsburgh Scrap Recycling reporting unit.

The Company tests indefinite-lived intangibles such as trademarks and trade names for impairment annually by comparing the carrying value of the intangible to its fair value. Fair value of the intangible asset is calculated using the projected discounted cash flows produced from the intangible. If the carrying value exceeds the projected discounted cash flows attributed to the intangible asset, the carrying value is no longer considered recoverable and the Company will record impairment. Through June 30, 2015, we considered the factors which required us to perform an impairment test on our goodwill and performed an interim test on our indefinite lived assets. As a result of our testing, no impairment was required to indefinite-lived intangibles.

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

The following table sets forth information regarding revenues in each operating segment.

	Revenues
	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014			Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	($s, and weights in thousands)
	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%	Weight	Net Sales	%
Scrap Metal Recycling
Ferrous metals (tons)	130.6	$34,315	44.3	148.4	$57,557	45.7	240.3	$68,155	44.5	295.3	$116,678	47.7
Non-ferrous metals (lbs.)	41,142	42,487	54.9	56,596	67,152	53.4	80,538	83,975	54.8	100,253	125,724	51.5
Other scrap services	—	609	0.8	—	1,156	0.9	—	1,169	0.7	—	2,002	0.8

Total Revenues		$77,411	100.0		$125,865	100.0		$153,299	100.0		$244,404	100.0

The following table sets forth information regarding our average selling prices for the past six quarters. The fluctuation in pricing is due to many factors including domestic and export demand and our product mix. Average non-ferrous pricing below excludes the affect of PGM and Minor Metals.

For the quarter ended:	Average Ferrous Price per ton	Average Non-Ferrous Price per lb.
June 30, 2015	$263	$0.77
March 31, 2015	$308	$0.78
December 31, 2014	$350	$0.90
September 30, 2014	$383	$0.89
June 30, 2014	$388	$0.88
March 31, 2014	$402	$0.93

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Consolidated net sales decreased by $48.5 million, or 38.5%, to $77.4 million for the three months ended June 30, 2015 compared to consolidated net sales of $125.9 million for the three months ended June 30, 2014. The Company reported decreases in selling volumes amounting to $25.1 million and lower average metal selling prices resulting in lower sales of $23.4 million.

Due to the many different ferrous and non-ferrous commodities that we buy, process and sell as well the various grades of material within those commodities and the mix of material sold through each of our locations, sales and margin totals can vary.

Ferrous Sales

Ferrous sales decreased by $23.2 million, or 40.5%, to $34.3 million for the three months ended June 30, 2015, compared to $57.6 million for the three months ended June 30, 2014. The decrease in ferrous sales was attributable to lower average selling prices amounting to $16.3 million and lower volumes sold amounting to $6.9 million. The average selling price for ferrous products was $263 per ton for the three months ended June 30, 2015 compared to $388 per ton for the three months ended June 30, 2014. Ferrous selling prices fell sharply in the first quarter of 2015 and have remained lower due to a strong U.S dollar which impacted export demand and weak steel demand particularly from the domestic oil and gas production and exploration industry.

Non-Ferrous Sales

Non-ferrous sales decreased by $24.7 million, or 36.8%, to $42.5 million for the three months ended June 30, 2015, compared to $67.2 million for the three months ended June 30, 2014. The decrease in non-ferrous sales was due to lower volumes sold totaling $18.2 million and lower average selling prices amounting to $6.5 million. The average selling price for non-ferrous products, excluding the effect of PGM and Minor Metals, was $0.77 per pound for the three months ended June 30, 2015 compared to $0.88 per pound for the three months ended June 30, 2014.

Operating Expenses

Operating expenses decreased by $41.3 million, or 35.9%, to $73.8 million for the three months ended June 30, 2015 compared to $115.0 million for the three months ended June 30, 2014. The decrease in operating expense was primarily due to a decrease in the cost of material sold totaling $38.4 million consisting of lower volume of material purchased totaling $37.3 million and decrease in freight charges totaling $1.1 million. As a percentage of sales, scrap metal margins, including in and outbound freight charges fell by 0.9 points from the previous year quarter as we worked through higher priced inventory in a rapidly declining selling price environment. Other operating expenses also decreased by $2.9 million reflecting the lower volume of material processed and sold. Changes in the components of other operating expenses include a decrease in wages and benefits of $1.1 million reflecting lower staff levels and overtime hours, a reduction in energy costs of $920,000 due to lower energy prices and decreased production, particularly natural gas for aluminum De-ox production and electricity for shredder production, a reduction in repairs and maintenance of $371,000, a decrease of $198,000 in production and warehouse supplies due to lower volumes processed, lower disposal costs of $77,000 reflecting lower shredder production, a reduction in property insurance costs of $77,000 and other cost reductions totaling $113,000.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $399,000, or 7.9%, to $4.6 million, or 6.0% of sales, for the three months ended June 30, 2015, compared to $5.0 million, or 4.0% of sales, for the three months ended June 30, 2014. The decrease was comprised of lower wage and benefit costs of $718,000 due to the replacement and attrition of higher paid managerial staff, a decrease in advertising and promotion costs of $105,000, lower travel costs of $40,000 and other miscellaneous expenses totaling $198,000 reflecting management’s efforts to curtail operating costs. These items were offset by $547,000 in consulting and professional fees reflecting an increase in legal fees and an additional board member and a $116,000 increase in insurance costs primarily related to credit insurance on our accounts receivable which we did not have in the previous year.

Depreciation and Amortization

Depreciation and amortization increased by $344,000 to $4.2 million, or 5.4% of sales, for the three months ended June 30, 2015 compared to $3.8 million, or 3.0% of sales for the three months ended June 30, 2014. The increase reflects a loss on the sale of property and equipment reported as a component of depreciation and amortization of $626,000 compared to a gain of $165,000 in the previous year period. Actual depreciation expense fell $233,000 from the previous year and amortization expense fell $224,000 due to the write off of intangible assets in the last quarter of 2014.

Impairment Charges

We recognized total goodwill and intangible impairment charges of $8.4 million for the three months ended June 30, 2015. Due to significant weakness in metal prices caused by slowing economic growth in China, lower global energy prices reducing steel demand from that sector, a strong U.S. dollar and the expectation that these factors are likely to continue for the foreseeable future we performed an interim impairment analysis. Using revised forecasts, we determined that the fair value of our New Jersey reporting unit did not exceed their respective carrying values as of June 30, 2015 and recorded a $2.2 million goodwill impairment charge. We also recorded a $6.2 million impairment charge to a supplier list at our Pittsburgh scrap recycling facility.

Financial and Other Income (Expense)

Interest expense decreased by $371,000 to $2.0 million for the three months ended June 30, 2015 compared to $2.4 million for the three months ended June 30, 2014, due to the reduction in outstanding debt resulting from the $31.3 million in proceeds from the sale of our Lead Fabricating operations on December 1, 2014, the conversion of $10.0 million in convertible notes for equity on October 20, 2014 and a $24.4 million reduction in the revolver balance from the beginning of the current year due to the decrease in working capital. The effect of lower debt balances was offset by higher interest rates charged on the revolver and term portion of the Financing Agreement and an increase in rate on New Series Convertible notes.

Other income for the three months ended June 30, 2015 includes expense of $489,000 to adjust the fee warrant liability to its respective fair value as of that date.

Income Taxes

For the three months ended June 30, 2015, the Company recognized income tax expense of $25,000, resulting in a negative effective tax rate of less than 1%. For the three months ended June 30, 2014, the Company recognized an income tax benefit of $124,000, resulting in an effective tax rate of 31%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed.

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

On June 30, 2014, the State of New York enacted significant changes to its Corporate Franchise Tax provisions for taxable years beginning on or after January 1, 2015. As part of the New York tax law reform, companies meeting the definition of a ‘qualified New York manufacturer’ will effectively have a zero 0% tax rate for corporate income tax. Prior to enactment, the Company had maintained deferred state tax assets consisting primarily of tax credits and loss carryforwards in New York which now have no future economic benefit. As a result, $1,495 in net deferred tax assets were charged to income tax expense for the three months ended June 30, 2014.

In addition to the valuation allowance described above, our effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include stock-based compensation, certain transaction costs, fair value adjustments and certain other non-deductible expenses.

Operating Loss

Operating loss increased by $15.5 million to a $13.6 million loss for the three months ended June 30, 2015, from operating income of $1.9 million for three months ended June 30, 2014. Operating results for the three months ended June 30, 2015 were negatively impacted by significant declines in average selling prices which occurred in the first quarter but have remained lower, particularly for ferrous material. This was caused by a reduction in tubular steel product demand from the energy sector and a strong U.S. dollar which increased domestic material supply and weighed on selling prices. Strong competition in sourcing material also contributed to lower metal margins.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Consolidated net sales decreased by $91.1 million, or 37.3%, to $153.3 million for the six months ended June 30, 2015 compared to consolidated net sales of $244.4 million for the six months ended June 30, 2014. The Company reported decreases in selling volumes amounting to $46.8 million and lower average metal selling prices resulting in lower sales of $44.3 million.

Due to the many different ferrous and non-ferrous commodities that we buy, process and sell as well the various grades of material within those commodities and the mix of material sold through each of our locations, sales and margin totals can vary.

Ferrous Sales

Ferrous sales decreased by $48.5 million, or 41.6%, to $68.2 million for the six months ended June 30, 2015, compared to $116.7 million for the six months ended June 30, 2014. The decrease in ferrous sales was attributable to lower average selling prices amounting to $26.8 million and lower volumes sold amounting to $21.7 million. The average selling price for ferrous products was $284 per ton for the six months ended June 30, 2015 compared to $395 per ton for the six months ended June 30, 2014. Ferrous selling prices fell sharply in the first quarter due to a strong U.S. dollar which impacted export demand and weak steel demand particularly from the domestic oil and gas production and exploration industry and have not recovered to levels prior to the downturn.

Non-Ferrous Sales

Non-ferrous sales decreased by $41.7 million, or 29.2%, to $84.0 million for the six months ended June 30, 2015, compared to $125.7 million for the six months ended June 30, 2014. The decrease in non-ferrous sales was due to lower volumes sold totaling $25.0 million and lower average selling prices amounting to $16.7 million. We experienced volume and price decreases in all non-ferrous commodities including Zorba, a non-ferrous by-product of the auto shredding process due to reduced shredder production. The average selling price for non-ferrous products, excluding the effect of PGM and Minor Metals, was $0.77 per pound for the six months ended June 30, 2015 compared to $0.90 per pound for the six months ended June 30, 2014.

Operating Expenses

Operating expenses decreased by $77.1 million, or 33.9%, to $150.2 million for the six months ended June 30, 2015 compared to $227.3 million for the six months ended June 30, 2014. The decrease in operating expense was primarily due to a decrease in the cost of material sold totaling $72.7 million consisting of lower volume of material purchased totaling $70.6 million and decrease in freight charges totaling $2.1 million. As a percentage of sales, scrap metal margins, including in and outbound freight charges fell by 1.5 points from the previous year period as we worked through higher priced inventory in a rapidly declining selling price environment. Other operating expenses also decreased by $4.4 million reflecting the lower volume of material processed and sold. Changes in the components of other operating expense include a decrease in energy costs of $1.7 million due to lower energy prices and decreased production, particularly natural gas for aluminum De-ox production and electricity for shredder production, wages and benefits of $1.6 million reflecting lower base and overtime hours, a reduction in repairs and maintenance of $539,000, a $262,000 decrease in production and warehouse supplies due to lower volumes processed and lower disposal costs of $123,000 reflecting lower shredder production, a reduction in property insurance costs of $115,000 and other cost reductions totaling $126,000.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $1.0 million, or 9.6%, to $9.4 million, or 6.1% of sales, for the six months ended June 30, 2015, compared to $10.4 million, or 4.3% of sales, for the six months ended June 30, 2014. The decrease was comprised of lower wage and benefit costs of $1.3 million due to the replacement and attrition of higher paid managerial staff, a decrease in advertising and promotion costs of $151,000, lower travel costs of $80,000 and other miscellaneous expenses totaling $319,000 reflecting management’s efforts to curtail operating costs. These items were offset by $688,000 in consulting and professional fees reflecting an increase in legal fees and an additional board member and a $208,000 increase in insurance costs primarily related to credit insurance on our accounts receivable which we did not have in the previous year.

Depreciation and Amortization

Depreciation and amortization remained flat at $7.8 million for the six months ended June 30, 2015 and the six months ended June 30, 2014. Depreciation and amortization includes a loss on the sale of property and of $617,000 compared to a gain of $178,000 in the previous year period. Actual depreciation expense fell $380,000 from the previous year and amortization expense fell $448,000 due to the write off of intangible assets in the last quarter of 2014.

Impairment Charges

We recognized total goodwill and intangible impairment charges of $8.4 million for the six months ended June 30, 2015. Due to significant weakness in metal prices caused by slowing economic growth in China, lower global energy prices reducing steel demand from that sector, a strong U.S. dollar and the expectation that these factors are likely to continue for the foreseeable future, we performed an interim impairment analysis. Using revised forecasts, we determined that the fair value of our New Jersey reporting unit did not exceed their respective carrying values as of June 30, 2015 and recorded a $2.2 million goodwill impairment charge. We also recorded a $6.2 million impairment charge to a supplier list at our Pittsburgh scrap recycling facility.

Financial and Other Income (Expense)

Interest expense decreased by $1.1 million to $3.6 million for the six months ended June 30, 2015 compared to $4.7 million for the six months ended June 30, 2014, due to the reduction in outstanding debt resulting from the $31.3 million in proceeds from the sale of our Lead Fabricating operations on December 1, 2014, the conversion of $10.0 million in convertible notes for equity on October 20, 2014 and a $24.4 million reduction in the revolver balance from the beginning of the current year due to the decrease in working capital. The effect of lower debt balances was offset by higher interest rates charged on the revolver and term portion of the Financing Agreement and an increase in rate on New Series Convertible notes.

Other income for the six months ended June 30, 2015 includes expense of $650,000 to adjust the fee warrant liability to its respective fair value as of that date.

Income Taxes

For the six months ended June 30, 2015, the Company recognized income tax expense of $179,000, resulting in a negative effective tax rate of 1%. For the six months ended June 30, 2014, the Company recognized an income tax benefit of $722,000, resulting in an effective tax rate of 12%. Our interim period income tax provisions (benefits) are recognized based upon our projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed.

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

On June 30, 2014, the State of New York enacted significant changes to its Corporate Franchise Tax provisions for taxable years beginning on or after January 1, 2015. As part of the New York tax law reform, companies meeting the definition of a ‘qualified New York manufacturer’ will effectively have a zero 0% tax rate for corporate income tax. Prior to enactment, the Company had maintained deferred state tax assets consisting primarily of tax credits and loss carryforwards in New York which now have no future economic benefit. As a result, $1,495 in net deferred tax assets were charged to income tax expense for the six months ended June 30, 2014.

In addition to the valuation allowance described above, our effective rate may differ from the blended expected statutory income tax rate of 35% due to permanent differences between income for tax purposes and income for book purposes. These permanent differences include stock-based compensation, certain transaction costs, fair value adjustments and certain other non-deductible expenses.

Operating Loss

Operating loss increased by $21.4 million to a $22.5 million loss for the six months ended June 30, 2015, from an operating loss of $1.1 million for six months ended June 30, 2014. Operating results for six months ended June 30, 2015 were negatively impacted by significant declines in average selling prices, particularly for ferrous material, caused by a reduction in tubular steel product demand from energy sector and a strong U.S. dollar which increased domestic material supply and weighed on selling prices. Strong competition in sourcing material also contributed to lower metal margins.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the six months ended June 30, 2015, we generated $27.9 million of cash from operating activities compared to $3.0 million of operating cash generated for the six months ended June 30, 2014. Continuing operations contributed $2.4 million and discontinued operations contributed $601,000 of the total cash flows from operating activities for the six months ended June 30, 2014. For the six months ended June 30, 2015, the Company’s net loss of $26.9 million was offset by depreciation and amortization of $7.6 million, impairment charges of $8.4 million, $2.2 million in other non-cash items and a $36.6 million decrease in working capital components. The decrease in working capital components includes a decrease in accounts receivable of $15.0 million, due to collections which outpaced the period’s lower sales volume at reduced average selling prices. Inventories also decreased $20.3 million as we purchased less material than sold in the quarter and at lower average purchase prices. Prepaid expenses and other current assets decreased by $840,000 which included a net $277,000 in income tax refunds. These items were offset by a $383,000 increase to accounts payable and accrued expenses due primarily to timing of payments. For the six months ended June 30, 2014, the Company’s net loss of $3.9 million and $1.1 million in income from discontinued operations and a $1.2 million increase in working capital components were offset by depreciation and amortization of $8.6 million. The increase in working capital components includes a $6.7 million decrease in inventory as weather issues delayed material inflows and a $2.3 million decrease in prepaid expenses and other current assets primarily due to $1.8 million in income tax refunds. The inventory decrease was offset by increases in accounts receivable of $13.2 million, due to an increase in sales from the fourth quarter of 2013, and a $3.0 million increase in accounts payable and accrued expenses due primarily to timing of payments.

We generated $1.3 million in net cash from investing activities for the six months ended June 30, 2015 compared to using net cash of $3.6 million in the six months ended June 30, 2014. Of the total cash flows from investing activities for the six months ended June 30, 2014, continuing operations used $3.3 million and discontinued operations used $268,000. During six months ended June 30, 2015, we received $3.3 million in proceeds from the sale of property and equipment primarily from the sale of our Buda, Texas facility in late June 2015. The cash proceeds were offset by the purchase of $2.1 million in property and equipment purchases. During the six months ended June 30, 2014, we purchased $3.8 million in property and equipment and offset those purchases with $307,000 in proceeds from the sale of equipment.

For the six months ended June 30, 2015, we used $30.0 million of net cash for financing activities compared to $1.6 million of net cash used during the six months ended June 30, 2014. For the six months ended June 30, 2015, net payments under our revolving credit facility amounted to $24.4 million and payments on other debt totaled $6.4 million. We also paid $58,000 in debt issue costs. These outflows were offset by $839,000 in new borrowings. For the six months ended June 30, 2014, payments on other debt totaled $5.1 million. We also paid $144,000 in debt issue costs to amend our revolving credit facility. These outflows were offset by net borrowings under our revolving credit facility of $3.0 million and $614,000 in new borrowings.

Financing and Capitalization

Senior Credit Facilities:

On November 21, 2013, we entered into a Financing Agreement (the “Financing Agreement”) with a syndicate of lenders led by TPG Specialty Lending, Inc. (“TPG”), as agent. The six-year agreement consists of senior secured credit facilities in the aggregate amount of $125.0 million, including a $65.0 million revolving line of credit and two term loan facilities totaling $60.0 million. The revolving line of credit provides for revolving loans that, in the aggregate, are not to exceed the lesser of $65.0 million and a “Borrowing Base” amount based on specified percentages of eligible accounts receivable and inventory. On October 21, 2014, we entered into a Second Amendment (“Second Amendment”) to the Financing Agreement which increased interest rate margins for revolving and term loans. Revolving loans accrue interest at either the “Base Rate” (a rate determined by reference to the prime rate but in any event not less than 4.00%) plus 2.75% or, at the Company’s election, a LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 3.75% (an aggregate effective rate of 4.93% at June 30, 2015). The term loans bear interest at the Base Rate plus 8.50% or, at the Company’s election, the LIBOR-based rate (the current LIBOR rate but in any event not less than 1.00%) plus 9.50% (an aggregate effective rate of 10.5% at June 30, 2015). Obligations under the Financing Agreement are secured by substantially all of the Company’s assets. Outstanding balances under the revolving line of credit and term loans were $16.7 million and $19.8 million, respectively, as of March 31, 2015. At June 30, 2015, availability under the revolving portion of the Financing Agreement was $5.0 million.

At March 31, 2015, we were not in compliance with the Maximum Leverage Ratio covenant prescribed by the Financing Agreement. On May 20, 2015, we entered into an agreement with the lenders party to the Financing Agreement pursuant to which the lenders have agreed to forbear from enforcing their remedies with respect to the existing covenant breach through August 31, 2015 (subject to early termination in the event of additional defaults) while we work to complete the proposed merger with Total Merchant Limited. The agreement also reduced the revolving commitment under the Financing Agreement to $35.0 million but deferred payment of any commitment reduction fees to the date of termination of the Financing Agreement. The forbearance agreement was amended on July 14, 2015, to extend the forbearance period from August 31, 2015, to September 16, 2015. There can be no assurance at this time that we will be able to comply with our obligations under the forbearance agreement or return to compliance in forthcoming quarters or that the lenders will continue to forbear or waive compliance and, in such event, the lenders could declare a default under the Financing Agreement which could also result in a cross default under its outstanding convertible notes. Due to this uncertainty and our existing noncompliance, the outstanding balances under the Financing Agreement have been classified as current liabilities.

Under the forbearance agreement, we are required to maintain minimum weekly availability under the revolving portion of the Financing Agreement. However, we can provide no assurance we will be able to maintain the required minimum availability under the forbearance agreement. Due to this uncertainty, the outstanding balances under the Financing Agreement have been classified as current liabilities. At June 30, 2015, availability under the revolving portion of the Financing Agreement was $5.0 million and we were in compliance with the forbearance agreement.

On December 12, 2011, we entered into an Equipment Finance Agreement (the “Equipment Finance Agreement”) with First Niagara Leasing, Inc. (“First Niagara”) providing up to $10.4 million. We used $6.6 million to repay an additional term loan provided under our previous credit agreement. The First Niagara loan is secured by our Buffalo, New York shredder and related equipment. Upon entering the Financing Agreement with TPG, we amended the Equipment Finance Agreement with First Niagara and adopted the covenants prescribed by the Financing Agreement. As a result, we were unable to meet the maximum leverage ratio covenant under the Equipment Finance Agreement for the quarter ended March 31, 2015. We also modified the maturity and repayment terms. The loan modification increased the required monthly payments from $110,000 to $141,000, and the maturity was shortened to coincide with the maturity of the Financing Agreement in November 2019. The interest rate under the First Niagara loan remains unchanged at 4.77% per annum. On May 20, 2015, we entered into an agreement with First Niagara pursuant to which it agreed to forbear from enforcing its remedies with respect to the existing covenant breach through August 31, 2015 (subject to early termination in the event of additional defaults) while we work to complete the proposed merger with Total Merchant Limited. The forbearance agreement was amended on July 14, 2015, to extend the forbearance period from August 31, 2015, to September 16, 2015. As of June 30, 2015 and December 31, 2014, the outstanding balance under the loan was $6.7 million and $7.4 million, respectively. Due to a cross default term in the agreement, all amounts owed under the Equipment Finance Agreement together with other amounts owed under certain equipment loans due First Niagara have been classified as current liabilities.

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

As of June 30, 2015, the outstanding balance of the Series A and Series B Convertible Notes, including accrued and unpaid interest was $4.9 million and $6.3 million, respectively. Total paid in kind interest expense on the aggregate balance of convertible notes for the three and six months ended June 30, 2015 amounted to $333,000 and $719,000, respectively. Due to cross defaults, all amounts owed under the convertible notes have been classified as current liabilities.

Future Capital Requirements

As of June 30, 2015, we had $2.9 million in cash and availability under the revolver portion of the Financing Agreement of $5.0 million and our current liabilities totaled $63.2 million due to the current classification of a significant portion of our long-term debt resulting from the defaults under our loan documents. We expect to fund our current working capital needs, interest payments and capital expenditures with cash on hand and cash generated from operations, supplemented by borrowings available under our current Financing Agreement and potentially available elsewhere, such as vendor financing, manufacturer financing, operating leases and other equipment lines of credit that are offered to us from time to time. We may also seek to sell certain assets to raise cash. Our ability to draw funds under the Financing Agreement for working capital needs is contingent upon our ability to maintain sufficient levels of collateral in the form of eligible accounts receivable and inventory and our continued compliance with the covenants set forth in the forbearance agreement under the Financing Agreement. Significant changes in metal prices and demand for scrap metal within a short period of time can negatively affect the levels of accounts receivable and inventory eligible for collateral and our ability to draw funds under the Financing Agreement. No assurance can be given that we will be able to maintain the required minimum availability, maintain sufficient levels of collateral or meet certain covenants prescribed by the Financing Agreement and we may not be able to draw funds under the Financing Agreement to meet our obligations.

Due to the significant decline in metal commodity prices in the first quarter of 2015, we were unable to meet our maximum Leverage Ratio covenant for the quarter ended March 31, 2015 and we are in default. In their audit report dated April 15, 2015, our auditors indicated that these conditions raise substantial doubt about our ability to continue as a going concern. On May 20, 2015, we entered into agreements with our principal secured lenders pursuant to which the lenders have agreed to forbear from enforcing their remedies with respect to existing covenant breaches through September 16, 2015 (subject to early termination in the event of additional defaults) while we work to complete the proposed merger with Total Merchant Limited. No assurance can be provided that we will be able to comply with all of our obligations under the forbearance agreement or reach future agreements with lenders about resolving any noncompliance with our covenants or complete the merger with Total Merchant Limited. In the absence of forbearance or the event of an additional default, our debt could be declared immediately due and payable which would result in us having insufficient liquidity to pay our debt obligations and operate our business.

On June 15, 2015, we entered into a Merger Agreement to sell the Company to Total Merchant Limited. The all-cash deal will include a payment to Metalico’s stockholders of $0.60 for each share of Metalico common stock owned by them as of the date of closing. The price includes approximately $44.0 million for Metalico’s outstanding equity plus the cost of retiring the Company’s primary term and institutional senior and convertible debt, estimated at approximately $45.0 million and the assumption of approximately $16.0 million of additional debt as of June 30, 2015. Under the terms of forbearance agreements between the Company and our senior secured lenders, as amended, we are obligated to obtain shareholder approval and to consummate the merger contemplated under the Merger Agreement by September 16, 2015. The Company has scheduled a special shareholder meeting on September 11, 2015 to consider and vote on a proposal to adopt the Merger Agreement.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Contingencies

Since the announcement of the execution of the Merger Agreement described above on June 16, 2015, six putative stockholder class action complaints have been filed in the Court of Chancery of the State of Delaware: (1) John Detore v. Metalico, Inc. et al., No. 11177, filed on June 19, 2015; (2) Radovan Pinto v. Metalico, Inc. et al., No. 11183, filed on June 22, 2015; (3) Charles Morales v. Metalico, Inc. et al., No. 11187, filed on June 22, 2015; (4) Daniel Malkiel v. Metalico, Inc., et al., No. 11196, filed on June 24, 2015; (5) David Britten v. Metalico, Inc., et al., No. 11197, filed on June 24, 2015; and (6) Muhammad A. Arshad v. Carlos E. Agüero et al., No. 11259, filed on July 7, 2015; collectively referred to as the “Delaware Complaints.” In addition, four putative stockholder class action complaints have been filed in the Superior Court of New Jersey, Chancery Division, Union County: (1) Robert Lowinger v. Carlos E. Agüero et al., filed on June 22, 2015 (the “Lowinger Complaint”), (2) Zlatomir Vergiev v. Carlos E. Agüero et al., filed on June 24, 2015 (the “Vergiev Complaint”); (3) Avi Cooper v. Metalico, Inc., et al, filed on June 24, 2015 (the “Cooper Complaint”); and (4) John Solak v. Metalico, Inc. et al., filed on June 29, 2015 (the “Solak Complaint”); collectively referred to as the “New Jersey Complaints.” The New Jersey Complaints have been consolidated into the Vergiev action (the “Consolidated Action”), and the plaintiff in the Consolidated Action has filed an Amended Complaint (the “Amended Consolidated Complaint” and, collectively with the Delaware Complaints, the “Complaints”). The parties currently contemplate staying the Delaware Complaints and proceeding with the Consolidated Action.

Individuals who purport to be Company stockholders have filed the Complaints, which all name individual Metalico directors and Merger Sub. The Delaware Complaints name the Company and Total Merchant Limited (“Parent”) as defendants in addition to the individual Metalico directors and TM Merger Sub Corp. (“Merger Sub”). The Amended Consolidated Complaint names Parent as a defendant in addition to the individual Metalico directors and Merger Sub. The Complaints generally claim that by agreeing to sell the Company to Parent pursuant to the Merger Agreement, the individual directors breached their fiduciary duties to stockholders by, among other things, allegedly failing to maximize stockholder value and agreeing to deal-protection devices that allegedly preclude competing offers from emerging. The Complaints further allege Merger Sub aided and abetted the alleged breaches of fiduciary duty by the Company’s individual directors. The Complaints further allege that Parent aided and abetted the alleged breaches of fiduciary duty by the individual Metalico directors. One Delaware Complaint, Charles Morales v. Metalico, Inc. et al. , No. 11187, further alleges that Metalico aided and abetted the alleged breaches of fiduciary duty by the Company’s individual directors.

Based on our review of the Complaints, we believe that the claims advanced therein are without merit and intend to vigorously defend against them. We maintain Directors and Officers insurance with maximum liability limit of $15.0 million and a deductible of $500 thousand. There can be no assurances, however, that we will be successful in such defense. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

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

Interest rate risk

We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2015, $23.5 million of our outstanding debt consisted of variable rate borrowings pursuant to the Financing Agreement. Borrowings under the Financing Agreement bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Increases in either the prime rate or LIBOR may increase interest expense. Assuming our variable borrowings at June 30, 2015 were to equal the average borrowings under our Financing Agreement during a fiscal year, a hypothetical 1% increase or decrease in interest rates would increase or decrease interest expense on our variable borrowings by approximately $235,000 per year with a corresponding change in cash flows. We have no open interest rate protection agreements as of June 30, 2015.

Commodity price risk

We are exposed to risks associated with fluctuations in the market price for both ferrous, non-ferrous, PGM metals which are at times volatile. See the discussion under the section entitled “Risk Factors — Prices of commodities we own are volatile, which may adversely affect our operating results and financial condition” in our Annual Report on Form 10-K for 2014 filed with the Securities and Exchange Commission. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices. We use forward sales contracts with PGM substrate processors to hedge against the extremely volatile PGM metal prices. The Company estimates that if selling prices decreased by 10% in any of the business units in which we operate, it would not have a material effect on the carrying value of our inventories. We have no open commodity price protection agreements as of June 30, 2015.

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

Common stock market price risk

We are exposed to risks associated with the market price of our own common stock. The liability associated with the Put Warrants uses the value of our common stock as an input variable to determine the fair value of this liability. Increases or decreases in the market price of our common stock have a corresponding effect on the fair of this liability. For example, if the price of our common stock was $1.00 higher as of June 30, 2015, the increase in our warrant liability would be $3.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Since the announcement of the execution of the Merger Agreement described above on June 16, 2015, six putative stockholder class action complaints have been filed in the Court of Chancery of the State of Delaware: (1) John Detore v. Metalico, Inc. et al., No. 11177, filed on June 19, 2015; (2) Radovan Pinto v. Metalico, Inc. et al., No. 11183, filed on June 22, 2015; (3) Charles Morales v. Metalico, Inc. et al., No. 11187, filed on June 22, 2015; (4) Daniel Malkiel v. Metalico, Inc., et al., No. 11196, filed on June 24, 2015; (5) David Britten v. Metalico, Inc., et al., No. 11197, filed on June 24, 2015; and (6) Muhammad A. Arshad v. Carlos E. Agüero et al., No. 11259, filed on July 7, 2015; collectively referred to as the “Delaware Complaints.” In addition, four putative stockholder class action complaints have been filed in the Superior Court of New Jersey, Chancery Division, Union County: (1) Robert Lowinger v. Carlos E. Agüero et al., filed on June 22, 2015 (the “Lowinger Complaint”), (2) Zlatomir Vergiev v. Carlos E. Agüero et al., filed on June 24, 2015 (the “Vergiev Complaint”); (3) Avi Cooper v. Metalico, Inc., et al, filed on June 24, 2015 (the “Cooper Complaint”); and (4) John Solak v. Metalico, Inc. et al., filed on June 29, 2015 (the “Solak Complaint”); collectively referred to as the “New Jersey Complaints.” The New Jersey Complaints have been consolidated into the Vergiev action (the “Consolidated Action”), and the plaintiff in the Consolidated Action has filed an Amended Complaint (the “Amended Consolidated Complaint” and, collectively with the Delaware Complaints, the “Complaints”). The parties currently contemplate staying the Delaware Complaints and proceeding with the Consolidated Action.

Individuals who purport to be Company stockholders have filed the Complaints, which all name individual Metalico directors and Merger Sub. The Delaware Complaints name the Company and Total Merchant Limited (“Parent”) as defendants in addition to the individual Metalico directors and TM Merger Sub Corp. (“Merger Sub”). The Amended Consolidated Complaint names Parent as a defendant in addition to the individual Metalico directors and Merger Sub. The Complaints generally claim that by agreeing to sell the Company to Parent pursuant to the Merger Agreement, the individual directors breached their fiduciary duties to stockholders by, among other things, allegedly failing to maximize stockholder value and agreeing to deal-protection devices that allegedly preclude competing offers from emerging. The Complaints further allege Merger Sub aided and abetted the alleged breaches of fiduciary duty by the Company’s individual directors. The Complaints further allege that Parent aided and abetted the alleged breaches of fiduciary duty by the individual Metalico directors. One Delaware Complaint, Charles Morales v. Metalico, Inc. et al. , No. 11187, further alleges that Metalico aided and abetted the alleged breaches of fiduciary duty by the Company’s individual directors.

Based on our review of the Complaints, we believe that the claims advanced therein are without merit and intend to vigorously defend against them. We maintain Directors and Officers insurance with maximum liability limit of $15.0 million and a deductible of $500 thousand. There can be no assurances, however, that we will be successful in such defense. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

From time to time, we are involved in various other litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation-related claims applicable to our operations. A description of other matters in which we are currently involved is set forth at Item  3 of our Annual Report on Form 10-K for 2014.

Item 1A. Risk Factors

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 15, 2015.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer of Metalico, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

METALICO, INC.
(Registrant)

Date: August 14, 2015	By:	/s/ CARLOS E. AGÜERO
Carlos E. Agüero
Chairman, President and Chief
Executive Officer

Date: August 14, 2015	By:	/s/ KEVIN WHALEN
Kevin Whalen
Senior Vice President and Chief
Financial Officer (Principal Financial Officer and Principal Accounting Officer)